Form 10-K
period 1993-12-31
NASHUA CORP
filed 1994-03-31
CIK 69680

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM  10-K
(Mark One)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
For the fiscal year ended December 31, 1993
                          -----------------

                                   OR
                                   --

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the transition period from ______________ to ______________

Commission File Number     1-5492-1
                           --------


                              NASHUA  CORPORATION
- ------------------------------------------------------------------------------
             (Exact name of registrant as specified in its Charter)
             Delaware                                      02-0170100
- ----------------------------------------     ---------------------------------------
     (State of incorporation)                (I.R.S. Employer Identification Number)

         44 Franklin Street
         P.O. Box 2002
         Nashua, New Hampshire                             03061-2002
- ----------------------------------------     ---------------------------------------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code       (603) 880-2323
                                                   ---------------------------------


Securities registered pursuant to Section 12(b) of the Act:

                                                                    Name of each exchange
    Title of each class                                             on which registered
    -------------------                                             ---------------------
Common Stock, par value $1.00                                       New York Stock Exchange
Preferred Stock Purchase Rights                                     New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K (X).




                                   Continued

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes      X             No
      -------              -------
         The aggregate market value of voting stock held by non-affiliates of the registrant as of March 18, 1994 was approximately $177,843,791. The number of shares outstanding of the registrant's Common Stock as of March 18, 1994 was 6,321,950 (excluding 24,610 shares held in treasury).



                      DOCUMENTS INCORPORATED BY REFERENCE



         Portions of the registrant's Proxy Statement dated March 21, 1994 for the annual meeting of stockholders to be held on April 22, 1994 are incorporated by reference into Part III of this report.

                                    PART  I
ITEM 1.  BUSINESS
- -----------------

GENERAL
- -------

         Nashua Corporation provides products and services in four business segments: coated products, photofinishing, computer products and office supplies. Foreign sales and export sales from the United States totaled $190.3 million and represented 34 percent of the Company's total sales in fiscal 1993.

         Nashua was incorporated in Massachusetts in 1904 and changed its state of incorporation to Delaware in 1957. The Company has its principal executive offices at 44 Franklin Street, P.O. Box 2002, Nashua, New Hampshire 03061-2002 (Telephone: (603) 880- 2323). References to the "Company" or to "Nashua" refer to Nashua Corporation and its consolidated subsidiaries, unless the context otherwise requires.

         In the fourth quarter of 1993, the Company recorded restructuring and other unusual charges of $48.5 million ($32.1 million after-tax). These charges principally reflect the Company's decision to channel resources from its Computer Products businesses to other operations by selling or otherwise liquidating the oxide, diskette and thin-film manufacturing operations and costs associated with personnel reductions in the remaining businesses. The charges include approximately $31.7 million related to the write-down of plant and equipment and other assets, primarily utilized in the Computer Products Group, to net realizable value. The estimate of such charges was finally determined on March 15, 1994. The charges also include $12.1 million in severance and other costs related to personnel reductions. The remainder of the charges includes provisions for consolidation of facilities and other accrued expenses incidental to the restructuring decision. As part of the restructuring plan, the Company has offered an early retirement program and, depending on the actual number of acceptances, expects to record a pretax charge of approximately $3.5 million in the first half of 1994. Most of the expenditures under the restructuring plan are expected to be incurred by the end of 1994. The Company expects to realize annualized savings in personnel, facilities and other costs (exclusive of the oxide, diskette and thin-film manufacturing businesses) by more than $8.0 million pretax by the end of 1994. In addition, depreciation and amortization expense in 1994, excluding additions, is expected to be reduced by approximately $6.0 million primarily relating to the write-down of the Computer Product Group assets.

         In March 1994, the Company executed a letter of intent to sell its thin-film disk operation to an investor group comprised of William J. Almon, Prudential Private Equity Investors III, L.P. and others for $20 million. Mr. Almon has extensive experience in the disk drive industry having been president of Conner Peripherals and, prior to that, vice president of storage for IBM.
On completion of the sale, Nashua will receive $15 million in cash and a $5 million short-term note, secured by assets of the thin-film business. Completion of the sale is expected in late April.

         Also in March 1994, the Company executed a letter of intent to sell certain assets of its oxide disk and head disk assembly (HDA) operations in Merrimack, New Hampshire to Sequel, Inc. The sale price of these assets approximates their net book value.

         The Note entitled "Information About Operations" to the Company's Consolidated Financial Statements, which appears on page 33 of this Form 10-K contains financial information concerning Nashua's business segments.

COATED PRODUCTS
- ---------------

         Nashua's coated products segment consists of the manufacture and sale of graphic products, labels and tapes.

         Graphic Products. The Company's graphic products consist of thermosensitive label papers, dry-gummed label papers, carbonless papers, and facsimile and other thermal papers. Graphic products revenues were $60.4 million for 1993, $56.4 million for 1992 and $54.5 million for 1991.

         Nashua's thermosensitive label papers are coated with an adhesive which is activated when heat is applied. These products are usually sold through fine paper merchants who, in turn, resell these products to printers who convert the papers into labels for use principally in the pharmaceutical industry. Nashua's thermosensitive label papers are also used in the bakery industry and the meat packaging industry.

         Davac [Registered] dry-gummed label paper is a paper which is coated with a moisture-activated adhesive. Davac [Registered] dry-gummed label paper is sold primarily to fine paper merchants and business forms manufacturers. It is ultimately converted into various types of labels and stamps.

         Nashua's competitors in the thermosensitive and dry-gummed label industries include Brown-Bridge Company (a division of Kimberly Clark Corporation) and Ivex Corporation.

        Nashua's carbonless paper is a coated paper used in the production of multi-part business forms which produce multiple copies without carbon paper. The product is sold in sheet form through fine paper merchants and in roll form directly to the printing industry, where it is converted into multi-part business forms. In 1991, the Company introduced Stallion[TRADEMARK] carbonless paper, a product which allows xerographic duplication of carbonless papers. Within the carbonless paper market, Nashua generally competes with larger integrated manufacturers that have more capital resources and benefit from greater economies of scale. These competitors include Appleton Papers, Inc., The Mead Corporation and Minnesota Mining and Manufacturing Company.

         Nashua's thermal papers develop an image upon contact with either a heated stylus or heat-activated dot matrix print head. A major application for these papers is for use in facsimile machines. This application is expected to be adversely affected in the future by the increased use of plain paper facsimile machines. Thermal papers are also used in portable electronic data terminals, airline and package identification systems, professional and personal computer printers, medical and industrial recording charts and for conversion to labels. Nashua markets facsimile papers through multiple channels, including office equipment and supply dealers, original equipment manufacturers, paper merchants, mail-order direct marketers, small-roll converters, and Nashua's office supplies segment. Other thermal papers are sold to printers, office equipment dealers, small-roll converters, original equipment manufacturers and to Nashua's Label Division for further converting. The thermal paper industry is highly competitive and price sensitive. Nashua's competitors include major integrated companies such as Appleton Papers, Inc., Kanzaki Paper Mfg. Co., Ltd., Jujo Paper Co., Ltd. as well as several small-roll converters in Japan.

         Label. Nashua's Label Division manufactures electronic data processing and thermal pressure sensitive labels and roll stock for those labels. Nashua sells labels through distributors and directly to end-users and sells roll stock to the label converting industry. Significant uses of such labels include grocery scale marking, inventory control and address labels. Nashua is a major supplier of labels to the supermarket industry and labels for use in the distribution and transportation of products. Nashua's label business is extremely price sensitive and highly competitive, and includes competitors such as Avery/Dennison Corporation and Uarco, Inc. Label revenues were $72.0 million for 1993, $66.8 million for 1992 and $64.4 million for 1991.

         Tape. Nashua's tape products include duct tape and masking tape for various industrial and consumer uses. Additionally, Nashua sells foil duct and strapping tape which it acquires from other manufacturers. Tape revenues were $52.2 million for 1993, $52.2 million for 1992 and $52.9 million for 1991.

         Nashua sells both duct and foil tapes through industrial supply distributors, primarily for use in the heating, cooling and air conditioning and asbestos removal industries. Nashua has a prominent market position in the sale of duct tape. The masking tape market is highly competitive and Nashua sells its products through mill supply houses as well as directly for end use by appliance and automobile manufacturers. Both duct and masking tapes are also sold through manufacturers' representatives to large retail chains for resale to consumers and general industrial users. Nashua has begun to market duct tapes directly to retail superstores. Additionally, Nashua has significant tape sales overseas. Nashua's key competitors in the duct tape business are Tesa Tape, Inc., Polyken Tapes, Inc. and Shuford Mills, Inc.

         Supplies and Materials. Nashua depends on outside suppliers for most of the raw materials used by the coated products group, including paper to be converted and chemicals to be used in producing the various coatings Nashua applies. The Company purchases these materials from several suppliers and believes that adequate supplies are available.


PHOTOFINISHING
- --------------

         Nashua provides mail-order photofinishing services to amateur photographers at its processing facilities in the United States, the United Kingdom and Canada. Nashua develops and prints film received by mail and also sells film and associated products to its base of customers.

         Nashua operates predominantly under the trade name York Photo Labs in the United States, Truprint and York Photo Labs in the United Kingdom and Scot Foto and York Photo in Canada. Nashua is the market leader in the mail-order photofinishing business in all three countries. Demand for photofinishing services is generally the strongest during the third quarter due to increased picture taking by the public during the summer months.

         Supplies and Materials. The principal materials used by Nashua's photofinishing business include color print paper, photo developing chemicals and color print films, all of which are available from several manufacturers.

         Competition. The Company's major mail order photofinishing competitors include District Photo, Inc., Mystic Color Labs Inc. and Seattle FilmWorks, Inc. in the United States, Grunwick Processing Laboratories Limited in the United Kingdom and Chas Abel Photo Services, Ltd. in Canada, as well as numerous other national, regional and local processors in all three countries. The mail-order segment of the photofinishing market is not expected to be significantly affected by the growth of minilabs as long as a substantial price differential exists between minilabs and mail-order photofinishing.


COMPUTER PRODUCTS
- -----------------

         Nashua manufactures and markets magnetic disk media which is used in computer disk drives to record and store digital information in data processing, word processing and telecommunications systems. Disks are manufactured by the coating or other deposition of small magnetic particles in a thin layer over a substrate of aluminum or polyester film. All disks manufactured by Nashua fall into one of three product categories: thin-film rigid disks, iron-oxide rigid disks or flexible disks.

         As mentioned above, in 1993 a restructuring charge was recorded to reflect the Company's decision to channel resources from its Computer Products business to its other operations. In March 1994, the Company executed a letter of intent to sell its thin- film disk operation and a letter of intent to sell certain assets of its oxide disk and head disk assembly operations.

         Nashua depends on outside suppliers for the continued availability of materials and components for all of its computer products. The Company has access to two or more suppliers for all essential raw materials and components.

         Export sales of disk media products were approximately $95 million in 1993, $77 million in 1992 and $46 million in 1991.

         Thin-Film. Nashua's thin-film rigid disks are manufactured at its Santa Clara, California facility for sale principally to disk drive manufacturers for use in disk drive assemblies. Nashua's thin-film disks are produced in 95mm and 65mm diameters using aluminum substrates obtained from Nashua's Champaign, Illinois plant. Small diameter thin-film disks are used mainly in microcomputers and personal computers in fixed storage applications and generally have greater storage capacity and are more expensive than larger diameter iron-oxide rigid disks.

         The physical and magnetic differences among product types are dictated by the different computer drive designs of the various drive manufacturers.
The products differ in physical size, cost, storage density and other parameters. The Company works closely with disk-drive manufacturers in media design and development to improve product compatibility and to meet evolving opportunities, needs and standards. Significant engineering efforts and lead time are often required to become qualified as an approved supplier to a disk drive manufacturer for new or modified products. At the same time, product life cycles are becoming shorter, resulting in greater capital requirements to successfully introduce new products.

         Thin-film disks are sold primarily to a limited number of large disk-drive manufacturers on a direct basis by Nashua. The demand for disks from those manufacturers can vary significantly and the loss of any such manufacturer as a customer could have a material adverse affect on the segment. Thin-film revenues were $77.3 million for 1993, $57.2 million for 1992 and $22.8 million for 1991.

         Competition in the marketplace for thin-film disks is intense and is based on quality, price, rapid product development and customer service. Intense competition and rapid technological change, resulting in continually shorter life cycles for certain disk products, has created significant variation in sales and profitability of the segment. Additionally, certain of Nashua's customers, principally Conner Peripherals, Inc. and Seagate Technologies, Inc., also manufacture thin-film disks for their own use and expansion of their production could lower their demand for thin-film disks from outside suppliers.

         Nashua's major competitors in the thin-film rigid disk business are Komag, Inc., Akashic Memories Corporation, Mitsubishi Electric Corporation, Fuji Electric Co., Ltd., HMT Technologies Corporation, Showa Denko K.K. and Denki Kogaku Kogyo K.K.

         Iron-Oxide. Nashua manufactures iron-oxide rigid disks at one of its Merrimack, New Hampshire facilities. Nashua also remanufactures computer head disk assemblies which incorporate oxide disks. Oxide disks are used mainly in large computer systems for removable and fixed data storage. They are produced by Nashua principally in 14-inch and 8-inch diameters for use as single disks, single disk cartridges or in combination as disk packs. Iron-oxide disks incorporate coatings and technology which pre-date thin-film technology and, as a result, are being used less for new disk drives and increasingly for rebuilding head disk assemblies of existing computers or for replacement disk packs or cartridges. Correspondingly, the market for iron-oxide disks is contracting rapidly.

         Nashua sells its single iron-oxide disks primarily on a direct basis to disk drive manufacturers. Disk packs and cartridges are sold to dealers and distributors for resale under the Nashua brand and private labels and to computer systems manufacturers. Additionally, certain iron-oxide disks are incorporated into head disk assemblies which are remanufactured and sold by Nashua and other head disk assembly remanufacturers.

         Nashua's major competitors in the iron-oxide disk market are Sequel, Inc. and Media Technology, Inc.

         Flexible.   Flexible disks, both diskettes and microdiskettes,
are manufactured at the Company's Nashua, New Hampshire facility.
Additionally, certain microdiskettes sold by Nashua are manufactured by outside suppliers. Flexible disk products are used for removable data storage in personal computers and word processing equipment.

         Nashua's diskettes and microdiskettes are sold to dealers and distributors under Nashua and private labels and under private labels to original equipment manufacturers. While the market for diskettes is contracting significantly, the market for microdiskettes appears to be steady or expanding.

         Nashua's major flexible disk competitors are Minnesota Mining and Manufacturing Company, Maxell Corporation of America, Hanny Magnetics, Ltd., Sony Corporation, BASF Corporation, TDK Corporation and KAO Corporation.


OFFICE SUPPLIES
- ---------------

         Nashua's office supplies segment markets toners, developers, facsimile paper, copying paper, remanufactured laser printer cartridges, and other supplies and products used in the office. Certain of these products are manufactured by Nashua.

         Marketing. Nashua markets its copier-related and other office products to its national and government accounts through a network of approximately 250 dealers located throughout the United States. These dealers also purchase Nashua's office products for resale directly to end users. The Company also sells certain products through its own sales force to office supply distributors and to original equipment manufacturers for resale under their brand names. During 1993, the Company expanded its distribution capabilities to include direct mail, by acquiring certain assets of Wang Laboratories' "Wang Express." These assets include a business-to-business catalog since renamed "Nashua Express." The catalog includes many of the Company's existing office products, as well as other peripheral personal computer products.

         Supplies and Materials. Materials necessary for Nashua's manufacture of toners and developers, as well as most products Nashua purchases in finished form (including papers, certain toners and developers, and word processing supplies), are readily available from a variety of sources. The availability of used laser printer cartridges could have an impact on the remanufacture of laser printer cartridges.

         Competition. In its toner and developer business, Nashua's competitors include Xerox Corporation and Eastman Kodak Company, which have the advantage of selling supplies for use in machines manufactured by them. Competition in the office supplies business, particularly for toner, is intense with more sophisticated toner formulas and shorter product life cycles presenting obstacles to timely product development and marketing. The Company's primary competitor for its remanufactured laser printer cartridges is Canon, Inc. which manufactures new laser printer cartridges principally for sale to large original equipment manufacturers for resale under their brand names. Competitors in the direct mail catalog business include Inmac, Gobal Computer Supplies, Office Max and Office Depot.

RESEARCH AND DEVELOPMENT
- ------------------------

         Nashua's research and development efforts have been instrumental in the development of many of the products it markets. Nashua's research and development expenditures were $12.7 million in 1993, $11.9 million in 1992 and $10.2 million in 1991.

ENVIRONMENTAL MATTERS
- ---------------------

         The Company (and its competitors) are subject to various environmental laws and regulations. These include the Comprehensive Environmental Response, Compensation and Liability Act, as amended by the Superfund Amendments and Reauthorization Act ("CERCLA"), the Resource Conservation and Recovery Act ("RCRA"), the Clean Water Act and other state and local counterparts of these statutes. The Company believes that its operations have been and continue to be operating in compliance in all material respects with the applicable environmental laws and regulations. (Violation of these laws and regulations could result in substantial fines and penalties.) Nevertheless, in the past and potentially in the future, the Company has and could receive notices of alleged environmental violations. The Company has endeavored to promptly remedy any such violations upon notification.

         For the past three years the Company has spent approximately $1 million per year in order to ensure its operations remain in compliance with pertinent environmental laws and regulations. In addition, for those sites which the Company has received notification of the need to remediate, the

Company has assessed its liability and accrued what it considers to be the most likely amount within the estimated range of remediation costs. At December 31, 1993 this amount was $1.5 million. Liability of "potentially responsible parties" (PRP) under CERCLA and RCRA, however, is joint and several, and actual remediation expenses at sites where the Company is a PRP may exceed current estimates. The Company believes that based on the facts currently known, its financial position and the estimated environmental accrual recorded, its remediation expense with respect to those sites and on-going costs of compliance are not likely to have a material adverse effect on its liquidity, consolidated financial position or results of operations.


EMPLOYEES
- ---------

         Nashua and its subsidiaries had approximately 4,000 full-time employees at March 1, 1994. Most of the hourly employees of Nashua's Office Supplies and Coated Products segments are members of one of several unions, principally the United Paperworkers International Union.


FOREIGN OPERATIONS
- ------------------

         Nashua has Photofinishing subsidiaries in Canada and the United Kingdom. Nashua had export sales of approximately $128.9 million in 1993.

         Nashua includes revenues and other financial data from its foreign operations in its business segment reporting according to the nature of the product sold. The Note to the Company's Consolidated Financial Statements entitled "Information About Operations", which appears on page 33 of this Form 10-K, contains additional information regarding Nashua's foreign operations during the last three years, including identifiable assets, net sales and operating income by geographic area.

         Nashua's international sales are subject to risks that generally do not affect businesses operating wholly within a single country. These include political risks associated with doing business in foreign countries, exchange control and import limitations which may impede the free movement of goods and funds from one country to another and currency exchange rate risks. Nashua's foreign business generally is adversely affected as the United States dollar strengthens against the foreign currencies of the countries in which it does business. From time-to-time Nashua enters into various foreign exchange contracts and options during the year to mitigate the risk of foreign currency fluctuations with respect to foreign currency denominated transactions.


ITEM 2.  PROPERTIES
- -------  -------------
         Nashua's manufacturing facilities are located in the United States, Canada and the United Kingdom. Nashua considers its properties to be in good operating condition and suitable for the production of its products.

         The principal manufacturing facilities of the Company are listed by industry segment, location and principal products produced. Except as otherwise noted, each of these facilities is owned by the Company.

                              PRINCIPAL PROPERTIES
                              --------------------
                                                      SQUARE        PRINCIPAL
LOCATION                                             FOOTAGE        PRODUCTS PRODUCED
- --------                                             -------        -----------------
OFFICE SUPPLIES
- ---------------

Nashua, New Hampshire                                178,000        dry toners and developers
Chelmsford, Massachusetts                             35,000  (1)   liquid toners
Merrimack, New Hampshire                               8,000        chemicals
Exeter, New Hampshire                                 77,000  (1)   remanufactured laser printer cartridges


COATED PRODUCTS
- ---------------

Watervliet, New York                                 365,000        pressure sensitive tapes
Merrimack, New Hampshire                             427,000        carbonless paper, facsimile paper,
                                                                    thermosensitive and dry-gummed label
                                                                    papers
Nashua, New Hampshire                                 30,000        chemicals
Omaha, Nebraska                                      170,000        pressure sensitive labels and laminate
                                                                    paper

COMPUTER PRODUCTS
- -----------------

Nashua, New Hampshire                                 50,000        flexible disks
Merrimack, New Hampshire                             110,000        rigid disks, disk packs and cartridges,
                                                                    head disk assemblies and OPC drums
Champaign, Illinois                                   32,000        aluminum substrates for computer disks
Santa Clara, California                               67,000  (1)   thin-film rigid disks


PHOTOFINISHING
- --------------

Parkersburg, West Virginia                            81,000  (1)   photofinishing
Newton Abbot, United Kingdom                          46,000  (1)   photofinishing
Saskatoon, Saskatchewan, Canada                       15,000        photofinishing
Telford, United Kingdom                               38,000  (1)   photofinishing

___________________________
(1) Leased facilities

ITEM 3.  LEGAL PROCEEDINGS
- -------  -----------------

As reported in the Company's Form 8-K dated January 25, 1994, Nashua has received a final ruling with respect to the arbitration of claims associated with the Company's sale of its international office systems business to Gestetner PLC in 1990. As a result of this ruling, Nashua has paid Gestetner $1.8 million including interest.

In January 1994, Nashua settled allegations in Harry E. Aine's Complaint with the United States International Trade Commission that Nashua had infringed U.S. patent RE 32,464. The Settlement Agreement is subject to the Commission's termination of its investigation into the matter.

Nashua is a defendant in various litigation proceedings, none of which are expected to have a material effect on its financial position.

See "Item 1 - Environmental Matters" for a description of certain environmental matters.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- -------  ---------------------------------------------------
Not applicable


ITEM -   EXECUTIVE OFFICERS OF THE REGISTRANT
- ------   ------------------------------------

         Set forth below are the present executive officers of the Company, their ages and their positions held with the Company:

NAME                     AGE           POSITION
- ----                     ---           --------
Charles E. Clough        63            Chairman and Chief Executive Officer
William E. Mitchell      50            President and Chief Operating Officer
John G. Barnes           54            Vice President
Joseph R. Kershaw        60            Vice President
William Luke             46            Vice President-Finance and Chief Financial Officer
Francis J. Lunger        48            Vice President, Finance and Administration
John J. Montesi          59            Vice President

         Mr. Clough has been Chief Executive Officer and Chairman of Nashua since prior to 1988. He also was President until September 1993.

         Mr. Mitchell has been President and Chief Operating Officer since September 1993 when he joined the Company. Prior to September 1993, he was a Senior Vice President of Raychem Corporation.

         Mr. Barnes has been Vice President since prior to 1988. He has had operating responsibility for various divisions and now has responsibility for international sales.

         Mr. Kershaw has been Vice President since prior to 1988. He has had responsibility for various divisions and now has responsibility for the graphic products division.

         Mr. Luke has been Vice President-Finance and Chief Financial Officer since prior to 1988.

         Mr. Lunger has been Vice President, Finance and Administration since February 1994 when he joined the Company. Prior to joining the Company he was Vice President and General Manager for Raychem Corporation.

         Mr. Montesi has been Vice President since prior to 1988. He has had responsibility for various divisions since 1989 and now has responsibility for the computer products divisions. From prior to 1988 to September 1989 he had operating responsibility for research and development.

         Executive officers are generally elected to their offices each year by the Board of Directors shortly after the Annual Meeting of Shareholders.





                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS
- -------  --------------------------------------------------------------------

         Reference is made to the Note entitled "Quarterly Operating Results and Common Stock Information (Unaudited)" to the Company's Consolidated Financial Statements, which appears on page 35 of this Form 10-K.


ITEM 6.  SELECTED FINANCIAL DATA
- -------  -----------------------

(In thousands, except per share data, price
range, number of employees and percentages)
                                                        1993            1992          1991           1990           1989
                                                      ---------      ---------      ---------      ---------      ---------
OPERATIONS
Net sales                                             $555,666       $552,479       $526,112       $589,461       $549,264
Gross margin percentage                                   24.6%          23.7%          22.3%          24.9%          23.9%
Selling, distribution and administrative
  expenses as a percentage of sales                       18.9%          19.4%          19.5%          18.0%          16.8%
Income before interest expense and
  taxes as a percentage of sales(1) (2)                    3.5%           2.4%           1.0%           6.0%           5.8%

Income before taxes as a percentage of sales(1) (2)        3.1%           1.9%           0.7%           5.7%           5.2%

Income as a percentage of sales(1) (2)                     1.9%           1.0%           0.1%           3.5%           3.2%

Effective tax rate (benefit)                             (31.0)%         49.2%          84.0%          38.6%          38.3%
Income (loss) before income taxes(1)                  $(31,402)       $10,452       $  3,451       $ 33,875       $ 28,461
Income (loss) after taxes (1)                          (21,681)         5,308            552         20,795         17,567
Cumulative effect of accounting
  principle changes                                          -        (10,131)             -              -              -

Income from discontinued operations                      2,512              -              -              -          2,518
Net income (loss)                                      (19,169)        (4,823)           552         20,795         20,085
Earnings per share:
  Income (loss) (1)                                   $  (3.42)       $   .84       $    .09       $   2.73       $   1.84
  Cumulative effect of accounting
    principle changes                                        -          (1.60)             -              -              -

  Discontinued operations                                  .40              -              -              -            .27

  Net income (loss)                                      (3.02)          (.76)           .09           2.73           2.11

FINANCIAL POSITION
Working capital                                       $ 23,728       $ 40,630       $ 35,974       $ 17,207       $118,021
Total assets                                           219,065        236,699        243,200        239,474        319,118
Long-term debt                                          20,342         27,865         25,386         10,404         19,392
Total debt                                              25,742         31,065         30,386         10,404         26,411
Total capital employed                                 118,865        148,217        160,098        144,330        262,257
Total debt as a percentage of capital employed            21.7%          21.0%          19.0%           7.2%          10.1%
Shareholders' equity                                  $ 93,123       $117,152       $129,712       $133,926       $235,846
Shareholders' equity per common share                    14.74          18.57          20.64          21.32          25.53
OTHER SELECTED DATA
Investment in plant and equipment                     $ 26,620       $ 23,602       $ 18,223       $ 26,292       $ 18,922
Depreciation and amortization                           24,864         23,552         24,181         23,743         22,785
Dividends per common share                                 .72            .72            .72            .69            .57

Return on average shareholders' equity(3) (4)              8.7%           4.1%           0.4%          11.2%           8.7%
Common stock price range:
  High                                                $ 31-3/4       $ 31-1/4       $     37      $  44-7/8       $ 42-7/8
  Low                                                   25-1/4             21         18-1/8         30-1/2         28-3/4
  Year-end closing price                                27-1/2         28-3/8         23-1/8         34-3/8         35-1/4
Number of employees                                      4,011          4,145          3,869          4,506          6,978
Average common and common
  equivalent shares                                      6,343          6,325          6,332          7,617          9,537

See Restructuring and Other Unusual Charges, Changes in Business, Income Taxes and Postretirement Benefits Notes to Consolidated Financial Statements for a description of certain matters relevant to this data.
(1) Income is from continuing operations and before the cumulative effect of accounting principle changes.
(2) In 1993, income before interest expense and taxes as a percentage of sales, income before taxes as a percentage of sales and income as a percentage of sales are shown before the restructuring and other unusual charges of $48.5 million. These percentages including the restructuring and other unusual charges are (5.3) percent, (5.7) percent, and (3.9) percent, respectively.
(3) In 1993, the return on average shareholders' equity is from continuing operations and before the restructuring and other unusual charges of $48.5 million. The return on average shareholders' equity from continuing operations, including the restructuring and other unusual charges is (20.9) percent.
(4) In 1992, the return on average shareholders' equity is before the cumulative effect of accounting principle changes. The return on average shareholders' equity including the cumulative effect of accounting principle changes is (3.9) percent.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
- -------   ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------------------------------------------------

RESULTS OF CONTINUING OPERATIONS - 1993 COMPARED TO 1992

Net sales were $555.7 million, substantially unchanged from 1992. The Company incurred a net loss from continuing operations of $21.7 million which included restructuring and other unusual charges of $32.1 million after-tax. This compared to a net loss from continuing operations of $4.8 million in 1992 which is after the adoption of Statement of Financial Accounting Standards (SFAS) No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions" and SFAS No. 109 "Accounting for Income Taxes" which resulted in a net charge of $10.1 million. Also included in the 1992 results is a $1.2 million pretax gain on the sale of Maxtor Corporation common shares acquired by Nashua in partial settlement of claims against the bankrupt MiniScribe Corporation and a $.9 million pretax gain relating to the settlement of litigation against the auditors and certain managers and advisors of MiniScribe. Net sales for the year increased in all groups except Photofinishing. Operating income for the year, adjusted to exclude the restructuring and other unusual charges, improved in all groups except Office Supplies.

In the fourth quarter of 1993, the Company recorded restructuring and other unusual charges of $48.5 million ($32.1 million after-tax). These charges principally reflect the Company's decision to channel resources from its Computer Products businesses to other operations by selling or otherwise liquidating the oxide, diskette and thin-film manufacturing operations and costs associated with personnel reductions in the remaining businesses. The charges include approximately $31.7 million related to the write-down of plant and equipment and other assets, primarily utilized in the Computer Products Group, to net realizable value. The estimate of such charges was finally determined on March 15, 1994. The charges also include $12.1 million in severance and other costs related to personnel reductions. The remainder of the charges includes provisions for consolidation of facilities and other accrued expenses incidental to the restructuring decision. As part of the restructuring plan, the Company has offered an early retirement program and, depending on the actual number of acceptances, expects to record a pretax charge of approximately $3.5 million in the first half of 1994. Most of the expenditures under the restructuring plan are expected to be incurred by the end of 1994. The Company expects to realize annualized savings in personnel, facilities and other costs (exclusive of the oxide, diskette and thin-film manufacturing businesses) by more than $8.0 million pretax by the end of 1994. In addition, depreciation and amortization expense in 1994, excluding additions, is expected to be reduced by approximately $6.0 million primarily relating to the write-down of the Computer Product Group assets.

Net sales for the Coated Products Group increased 5 percent from 1992 due to higher label and facsimile volumes. Operating income, before pretax restructuring and other unusual charges of $2.1 million, increased 26 percent compared to last year due to higher facsimile volume, lower carbonless paper manufacturing costs and reduced postretirement benefit expense resulting from changes to the Company's postretirement plans.

The Computer Products Group's net sales increased 4 percent compared to 1992 as thin-film volume increased for the year offsetting lower diskette and oxide volume. Before pretax restructuring and other unusual charges of $36.7 million, the group had operating income of $.1 million which included a fourth quarter thin-film inventory write-down of $1.1 million. This compared to an operating loss last year of $7.5 million which included a $2.1 million pretax gain from the sale of the Maxtor shares and settlement of the MiniScribe litigation. Increased year-over-year thin-film volume was the primary reason for the improved operating results in the current year. The volatility of the computer and disk drive industry will continue to influence the group's results.

The Office Supplies Group's net sales increased 3 percent compared to 1992 as the inclusion of sales from the acquired business-to-business catalog (Nashua Express) for six months more than offset the decline in toner, developer and paper sales for the year. Operating income, before pretax restructuring and other unusual charges of $1.4 million, decreased 70 percent from 1992 due to lower margins on toner, developers and laser toner cartridges, as well as weak margins for Nashua Express. Management expects these lower levels of earnings to continue at least through the first quarter of 1994.

Net sales in the Photofinishing Group decreased 8 percent from 1992 due to a decline in the value of the British pound, and lower prices and volume in the United States. Operating income, before pretax restructuring and other unusual charges of $.8 million, increased 8 percent as higher volume and lower marketing expenses in the United Kingdom more than offset the effect of lower sales in the U.S. and a weaker exchange rate.

Administrative expenses increased moderately in 1993 compared to 1992, after excluding the $2.1 million pretax gain from the sale of Maxtor shares and settlement of the MiniScribe litigation, due to higher litigation costs associated with the Aine patent case and to overall wage increases. Selling and distribution expense as a percentage of sales was lower than last year as selling and distribution expense in the Computer Products Group remained relatively constant on increased sales. In addition, the Office Supplies Group had lower sales which generally have a higher associated selling and distribution expense. Research and development expense for 1993 increased 7 percent due to increased spending in the Coated Products Group.

The effective tax rate for the Company was a benefit of 31.0 percent in 1993 versus a charge of 49.2 percent in 1992. The tax benefit was less than the U.S. statutory rate, primarily due to the unfavorable impact of non-deductible goodwill.

In April 1990, the Company sold the international portion of its Office Systems and Supplies Group to Gestetner Holdings PLC (Gestetner). Under the terms of the Purchase Agreement, Gestetner raised certain objections to the purchase price totaling $15.3 million, excluding interest, which were submitted to arbitration. In January 1994, the arbitrator issued a final ruling which resulted in a total payment by Nashua of $1.8 million, including interest, to Gestetner. Resolution of the purchase price allowed the Company to recognize an after-tax gain from discontinued operations of $2.5 million.

In November 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 112 "Employers Accounting for Postemployment Benefits," which must be adopted no later than calendar year 1994. The Company will adopt this statement in 1994 and based on its current analysis does not expect such adoption to have a material effect on the financial statements.

RESULTS OF CONTINUING OPERATIONS - 1992 COMPARED TO 1991

Net sales were $552.5 million, a 5 percent increase compared to 1991. Income before the cumulative effect of accounting principle changes was $5.3 million compared to $.6 million in 1991.

Income before the cumulative effect of accounting principle changes included a $1.2 million pretax gain on the sale of Maxtor Corporation common shares acquired by Nashua in partial settlement of claims against the bankrupt MiniScribe Corporation and a $.9 million pretax gain relating to the settlement of litigation against the auditors and certain managers and advisors of MiniScribe. In 1990, Nashua recorded a $3.4 million pretax charge in writing-off MiniScribe's receivables when it filed for protection from its creditors. The increases in net sales and income before the cumulative effect of accounting principle changes were primarily attributable to the Computer Products Group. Net sales were higher in all groups except for Photofinishing, while operating income declined in all groups except for Computer Products which substantially reduced its loss.

Net sales for the Coated Products Group increased 2 percent from 1991 as higher label and facsimile paper volume was offset partially by lower dry-gummed paper sales. Operating income was down 23 percent due to lower facsimile paper prices and the additional postretirement expense recorded due to the adoption of Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" (SFAS 106).

In the Computer Products Group, net sales increased 25 percent as thin-film disk volume increased substantially from 1991, more than offsetting the continued decline in oxide disk sales. The operating loss decreased 68 percent from 1991, primarily due to increased thin-film volume and improved manufacturing performance. Operating income for 1992 included a $2.1 million pretax gain from the sale of the Maxtor shares and settlement of the MiniScribe litigation.

The Office Supplies Group's net sales increased 2 percent from 1991 as increased laser cartridge and toner sales were partly offset by lower copier paper prices and volume. Operating income declined 29 percent from 1991 due to lower paper prices and higher toner manufacturing and product development costs.

Net sales in the Photofinishing Group were down slightly from 1991 as lower volume in the United States and the United Kingdom was largely offset by favorable exchange rates for the year as a whole. Operating income declined 19 percent reflecting higher marketing costs in the U.K. and increased processing costs in the U.S. The rollfilm processing markets in the U.S., U.K. and Canada declined in 1992 after several years of growth. In an effort to mitigate this change, the group has expanded its promotion of reprints, enlargements and photo-related merchandise.

Administrative expenses increased slightly compared to 1991, after excluding the $2.1 million pretax gain from the sale of the Maxtor shares and settlement of the MiniScribe litigation, due to the additional postretirement expense recorded in accordance with the adoption of SFAS 106. Selling and distribution expense as a percentage of sales remained essentially unchanged from 1991. Research and development expense increased $1.7 million primarily due to thin-film disk, toner, and laser cartridge drum product development efforts. Interest expense increased in 1992 compared to 1991 due to higher debt levels, and interest income increased due to higher average cash and short-term investment balances in 1992 resulting from the private debt placement at the end of 1991.

The effective tax rate for the Company was 49.2 percent in 1992 versus 84.0 percent in 1991. The effective tax rate was higher than the U.S. statutory rate, primarily due to the provision for foreign dividends under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS
109), and the unfavorable impact of non-deductible goodwill.

In 1992, the Company adopted SFAS 109 which changed the Company's method of accounting for income taxes from the deferred method to an asset and liability approach. Previously, the Company deferred the past tax effects of timing differences between financial reporting and taxable income. The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities and of tax carryforwards. The Company adopted this statement prospectively and the adjustments to the January 1, 1992 balance sheet resulted in a net charge of $.8 million. This amount is reflected in net income for 1992 as the cumulative effect of a change in accounting principle. It primarily represents the impact of adjusting prepaid and deferred taxes to reflect the 1992 statutory tax rates as opposed to the tax rates that were in effect when the prepaid and deferred taxes originated. The adoption of this statement had no effect on pretax operating income for 1992.

In 1992, the Company adopted SFAS 106 which requires the accrual of the costs of providing non-pension postretirement benefits, primarily medical coverage, during the employee's active service period. The Company elected to immediately recognize the accumulated liability, measured as of January 1, 1992. This resulted in a one-time charge of $9.4 million, after reduction for income taxes of $6.3 million. The pro forma effect of the change on years prior to 1992 was not determinable. Prior to 1992, the Company recognized expense in the year the benefits were provided.


EFFECT OF INFLATION AND CHANGING PRICES

The Company believes that results of operations as reported in its historical cost financial statements reasonably match current costs, except for depreciation, with revenues generated in the period. Depreciation expense based on the current costs of plant and equipment would be significantly higher than depreciation expense reported in the historical financial statements; however, such expense would not affect cash provided by operating activities.


LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

Working capital decreased approximately $16.9 million in 1993, primarily as a result of recording an accrual for restructuring and other unusual charges of $16.8 million in the fourth quarter. At year end, the ratio of total debt to equity increased slightly to 28 percent from 27 percent in 1992. The ratio of long-term debt to equity decreased to 22 percent from 24 percent in the prior year. The Company generated approximately $35 million in cash from operating activities in 1993, investing $27 million in plant and equipment. During 1993 the Company repaid its remaining Senior Note and made its first repayment of its 9.17 percent senior notes. Cash dividends were $.72 per share in 1993 reflecting an $.18 per share dividend each quarter.

The Company relies primarily on cash provided by operating activities to fund its normal additions to plant and equipment. The Company expects the majority of the restructuring cash requirements, approximately $16.8 million, to be incurred in 1994 and to be funded from continuing operations, the existing revolving credit facility of $27 million and the sale of certain Computer Products Group assets. Borrowings under the revolving credit facility, which are subject to covenant restrictions, were $5 million at December 31, 1993.

The Company had $34.3 million of deferred tax assets and $5.6 million of deferred tax liabilities at December 31, 1993. The deferred tax assets include $3.3 million of loss and tax credit carryforwards which expire as follows: $.6 million in 1999, $.1 million in 2000, $2.4 million in 2001 and $.2 million in 2002. These carryforwards relate primarily to the U.S. and would require a minimum of approximately $10 million in cumulative U.S. taxable income prior to the carryforwards' expiration in order to be fully utilized. The remainder of the deferred tax assets pertain to net deductible temporary differences between financial and taxable bases of assets and liabilities such as accruals not yet paid or reserves not yet deductible for tax purposes. In the past, taxable income has generally been higher than the income reported for financial purposes. The Company expects this relationship to continue in the future, exclusive of the impact of the 1993 restructuring charge; however, if necessary, the Company would be able to carryback or carryforward net deductible temporary differences in order to utilize excess losses in any particular year.

Based on Board of Directors approval in 1989, at December 31, 1993, the Company was authorized to repurchase up to an additional 564,955 shares of its common stock at the prevailing market rate. This authorization does not specify an expiration date.

The Company (and its competitors) are subject to various environmental laws and regulations. These include the Comprehensive Environmental Response, Compensation and Liability Act, as amended by the Superfund Amendments and Reauthorization Act ("CERCLA"), the Resource Conservation and Recovery Act ("RCRA"), the Clean Water Act and other state and local counterparts of these statutes. The Company believes that its operations have been and continue to be operating in compliance in all material respects with the applicable environmental laws and regulations. (Violation of these laws and regulations could result in substantial fines and penalties.) Nevertheless, in the past and potentially in the future, the Company has and could receive notices of alleged environmental violations. The Company has endeavored to promptly remedy any such violations upon notification.

For the past three years the Company has spent approximately $1 million per year in order to ensure its operations remain in compliance with pertinent environmental laws and regulations. In addition, for those sites which the Company has received notification of the need to remediate, the Company has assessed its liability and accrued what it considers to be the most likely amount within the estimated range of remediation costs. At December 31, 1993 this amount was $1.5 million. Liability of "potentially responsible parties"
(PRP) under CERCLA and RCRA, however, is joint and several, and actual remediation expenses at sites where the Company is a PRP may exceed current estimates. The Company believes that based on the facts currently known, its financial position and the estimated environmental accrual recorded, its remediation expense with respect to those sites and on-going costs of compliance are not likely to have a material adverse effect on its liquidity, consolidated financial position or results of operations.

ITEM. 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
- --------  -------------------------------------------

CONSOLIDATED STATEMENT OF OPERATIONS AND RETAINED EARNINGS

                                                                      Year Ended December 31,
(In thousands, except per share data)                           1993           1992            1991
                                                              --------       --------        --------
Net sales                                                     $555,666       $552,479        $526,112
                                                              --------       --------        --------
Cost of products sold                                          419,211        421,440         409,016
Selling, distribution and administrative expenses              104,899        106,957         102,344
Research and development expense                                12,684         11,893          10,207
Restructuring and other unusual charges                         48,500              -               -
Interest expense                                                 2,088          2,690           1,744
Interest income                                                   (314)         (953)            (650)
                                                              --------       -------         --------

Total costs and expenses                                       587,068       542,027          522,661
                                                              --------       -------         --------

Income (loss) from continuing operations before income taxes
  and cumulative effect of accounting principle changes        (31,402)       10,452            3,451
Income taxes (benefit)                                          (9,721)        5,144            2,899

Income (loss) from continuing operations before cumulative
  effect of accounting principle changes                       (21,681)        5,308              552

Cumulative effect on prior years of changes in
  accounting principles for:
    Postretirement health care and other benefits, net               -        (9,367)               -
 Income taxes                                                        -          (764)               -
                                                              --------       -------         --------
Income (loss) from continuing operations                       (21,681)       (4,823)             552
                                                              --------       -------         --------
Income from discontinued operations                              2,512             -                -
                                                              --------       -------         --------
Net income (loss)                                              (19,169)       (4,823)             552
                                                              --------       -------         --------
Retained earnings, beginning of year                           105,880       129,055          133,030
Dividends                                                       (4,545)       (4,537)          (4,527)
Retirement of treasury shares                                        -       (13,815)               -
                                                              --------       -------         --------
Retained earnings, end of year                               $  82,166      $105,880         $129,055
                                                             =========      ========         ========

Earnings (loss) per common and common equivalent share:
  Income (loss) from continuing operations before cumulative
   effect of accounting principle changes                    $   (3.42)     $    .84         $    .09
  Cumulative effect on prior years of changes in
    accounting principles for:
    Postretirement health care and other benefits, net               -         (1.48)               -
    Income taxes                                                     -          (.12)               -
  Discontinued operations                                          .40             -                -
                                                              --------       -------         --------

Net income (loss)                                            $   (3.02)     $   (.76)        $    .09
                                                             =========      ========         ========

The accompanying notes are an integral part of the consolidated financial statements.

C O N S O L I D A T E D   B A L A N C E   S H E E T

                                                                                       December  31,
(In thousands, except share data)                                             1993                1992
                                                                           ---------           ---------
ASSETS
Current Assets
  Cash and cash equivalents                                                $   5,883            $ 12,212
  Accounts receivable                                                         47,657              48,730
  Inventories
    Materials and supplies                                                    11,793              13,611
    Work in process                                                            4,875               5,898
    Finished goods                                                            17,000              11,550
                                                                            --------            --------
                                                                              33,668              31,059
  Other current assets                                                        22,573              19,471
                                                                            --------            --------
                                                                             109,781             111,472
                                                                            --------            --------
Plant and Equipment
  Land                                                                         1,447               1,452
  Buildings and improvements                                                  39,492              38,847
  Machinery and equipment                                                    110,439             110,787
  Construction in progress                                                    13,364               5,713
                                                                            --------            --------
                                                                             164,742             156,799
  Accumulated depreciation                                                   (93,509)            (68,018)
                                                                            --------            --------
                                                                              71,233              88,781
                                                                            --------            --------
Other Assets                                                                  38,051              36,446
                                                                            --------            --------

Total Assets                                                                $219,065            $236,699
                                                                            ========            ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Notes and loans payable                                                   $  2,900            $    700
  Current maturities of long-term debt                                         2,500               2,500
  Accounts payable                                                            29,951              35,019
  Accrued expenses                                                            48,669              30,329
  Income taxes payable                                                         2,033               2,294
                                                                            --------            --------
                                                                              86,053              70,842
                                                                            --------            --------
Long-Term Debt
  Borrowings under revolving credit agreement                                  5,000               5,000
  Senior note                                                                      -               5,000
  9.17% senior notes                                                          15,000              17,500
  Other long-term debt                                                           342                 365
                                                                            --------            --------
                                                                              20,342              27,865
                                                                            --------            --------

C O N S O L I D A T E D   B A L A N C E   S H E E T

                                                                                      December  31,
(In thousands, except share data)                                              1993             1992
                                                                             -------           -------
Other Long-Term Liabilities                                                   19,547              20,840
                                                                            --------            --------
Shareholders' Equity
  Preferred stock, par value $1.00: 2,000,000 shares
    authorized and unissued                                                        -                   -
  Common stock, par value $1.00: Authorized
    40,000,000 shares
      Issued 6,340,430 shares in 1993 and 6,333,690
        shares in 1992                                                         6,340               6,334
  Additional capital                                                          11,246              11,130
  Retained earnings                                                           82,166             105,880
  Cumulative translation adjustment                                           (5,844)             (5,393)
  Treasury stock, at cost                                                       (785)               (799)
                                                                            --------            --------
                                                                              93,123             117,152
                                                                            --------            --------
Commitments and Contingencies

Total Liabilities and Shareholders' Equity                                  $219,065            $236,699
                                                                            ========            ========



The accompanying notes are an integral part of the consolidated financial statements.

C O N S O L I D A T E D   S T A T E M E N T   O F   C A S H   F L O W S
                                                                                             Year Ended December 31,
(In thousands)                                                                       1993          1992          1991
                                                                                   ---------     ---------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                                 $(19,169)      $ (4,823)     $    552
Adjustments to reconcile net income (loss)
          to cash provided by operating activities:
    Depreciation and amortization                                                   24,864         23,552        24,181
    Deferred income taxes                                                          (13,684)         2,615        (1,707)
    Write-down of fixed assets to net realizable value                              23,200              -             -
    Cumulative effect on prior years of changes in accounting principles                 -         10,131             -
    Gain on sale of Maxtor stock and MiniScribe settlement                               -         (2,076)            -
    Proceeds from sale of Maxtor stock and MiniScribe settlement                         -          2,970             -
    Change in operating assets and liabilities, net of effects from acquisitions of businesses:
        Accounts receivable                                                          1,054         (9,988)       10,107
        Inventories                                                                    (93)          (300)        4,506
        Other assets                                                                 6,318           (705)         (549)
        Accounts payable                                                            (4,952)         1,339        (4,075)
        Accrued expenses                                                            18,773         (2,504)       (6,138)
        Other long-term liabilities                                                 (1,289)        (1,444)        2,675
        Income taxes payable                                                          (149)          (218)           23
                                                                                   -------       --------      --------
  Cash provided by operating activities                                             34,873         18,549        29,575

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in plant and equipment                                                  (26,620)       (23,602)      (18,223)
Acquisitions of businesses                                                          (4,286)        (3,659)         (564)
                                                                                   -------       --------      --------
  Cash used in investing activities                                                (30,906)       (27,261)      (18,787)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings                                                             9,900         15,910        28,000
Repayment of borrowings                                                            (15,223)       (15,231)       (8,046)
Dividends paid                                                                      (4,545)        (4,537)       (4,527)
Proceeds and tax benefits from shares issued under stock option plans                 (129)           487           117
Purchase and reissuance of treasury stock                                               14             13          (160)
                                                                                   -------       --------      --------
  Cash provided by (used in) financing activities                                   (9,983)        (3,358)       15,384

Cash applied to activities of discontinued operations                                 (248)        (5,161)       (3,623)
Effect of exchange rate changes on cash                                                (65)          (572)          (45)
                                                                                   -------       --------      --------

Increase (decrease) in cash and cash equivalents                                    (6,329)       (17,803)       22,504
Cash and cash equivalents at beginning of year                                      12,212         30,015         7,511
                                                                                   -------       --------      --------

Cash and cash equivalents at end of year                                          $  5,883        $12,212       $30,015
                                                                                   =======        =======       =======
Interest paid                                                                     $  2,051        $ 2,891       $ 1,135
                                                                                   =======        =======       =======
Income taxes paid                                                                 $  5,355        $ 3,560       $ 3,624
                                                                                   =======        =======       =======

The accompanying notes are an integral part of the consolidated financial statements.

N O T E S  T O  C O N S O L I D A T E D  F I N A N C I A L  S T A T E M E N T S

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF CONSOLIDATION: The accompanying consolidated financial statements include the accounts of Nashua Corporation and its subsidiaries (the Company), all of which are wholly-owned.

CASH EQUIVALENTS: The Company considers all highly liquid investment instruments purchased with a maturity of three months or less to be cash equivalents. At December 31, 1993 and 1992 the Company held $1.9 million and $5.2 million, respectively, of various money market instruments carried at
cost, which approximated market.                            .

ACCOUNTS RECEIVABLE: The consolidated balance is net of allowance for doubtful accounts of $1.9 million and $2.4 million, at December 31, 1993 and 1992, respectively. The Computer Products small-rigid-disk business is inherently concentrated with a limited number of original equipment manufacturers who, as a consequence, may have significant outstanding receivable balances. The Company closely monitors these receivables and provides allowances as required. At December 31, 1993 and 1992, these receivables, net of allowances, were approximately $13.6 million and $11.1 million, respectively, and are considered fully collectible.

INVENTORIES: Inventories are carried at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method for 80 percent and 76 percent of the inventories at December 31, 1993 and 1992, respectively, and by the last-in, first-out (LIFO) method for the balance. Had the FIFO method been used to cost all inventories, the inventory balances would have been approximately $2.5 million and $2.4 million higher at December 31, 1993 and 1992, respectively.

PLANT AND EQUIPMENT: Plant and equipment are stated at cost. Expenditures for maintenance and repairs are charged to operations, while additions, renewals and betterments of plant and equipment are capitalized. Items which are fully depreciated, sold, retired, or otherwise disposed of, together with the related accumulated depreciation, are removed from the accounts and, where applicable, the related gain or loss is recognized.


For financial reporting purposes, depreciation is computed using the straight-line method over the following estimated useful lives of the assets:

Buildings and improvements         5-40 years
Machinery and equipment            3-20 years


As part of the restructuring charge recorded in 1993, fixed assets were reduced by $23.2 million. See the Restructuring and Other Unusual Charges note for information on the total restructuring charge.

Capitalized interest related to projects under construction is not significant.

GOODWILL: Included in "Other Assets" is the excess of cost over the fair value of net assets acquired (goodwill), which is being amortized on a straight-line basis over periods ranging from 5 to 20 years.

Goodwill amounted to $14.7 million and $23.1 million at December 31, 1993 and 1992, respectively, which is net of accumulated amortization of $4.5 million and $10.5 million, respectively. As part of the restructuring charge recorded in 1993, goodwill was reduced by $6.7 million. See the Restructuring and Other Unusual Charges note for information on the total restructuring charge. In 1992, as a result of the Company adopting Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," goodwill was reduced by $3.3 million due to the recording of previously acquired net operating losses.

INCOME TAXES: Prepaid or deferred income taxes result principally from the use of different methods of depreciation and amortization for income tax purposes, the recognition of expenses for financial reporting purposes in years different from those in which the expenses are deductible for income tax purposes and the recognition of prior year net operating tax losses.

FOREIGN CURRENCY TRANSLATION: The functional currency of the Company's foreign subsidiaries is the local currency. Accordingly, assets and liabilities of these subsidiaries have been translated using exchange rates prevailing at the appropriate balance sheet date, and income statement items have been translated using average monthly exchange rates. Translation adjustments resulting from this process have been recorded directly in "Shareholders' Equity," and will be included in income upon sale or liquidation of ownership interest in the underlying foreign investment.

ENVIRONMENTAL EXPENDITURES: Environmental expenditures relating to on-going operations are expensed when incurred unless the expenditures extend the life, increase the capacity or improve the safety or efficiency of the property; mitigate or prevent environmental contamination that has yet to occur and improve the property compared with its original condition; or are incurred in preparing for sale that property currently held for sale.

Expenditures relating to site assessment, remediation and monitoring are accrued and expensed when the costs are both probable and the amount can be reasonably estimated. These estimates are based on in-house or third party studies considering current technologies, remediation alternatives and current environmental standards. In addition, if there are other participants and the liability is joint and several, the financial stability of the other participants is considered in determining the Company's accrual. Insurance and other recoveries relating to these expenditures are recorded separately once the amount is agreed to by both parties and collection is assured.

EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE: Earnings per common and common equivalent share are computed based on the total of the weighted average number of common shares and the weighted average number of common equivalent shares outstanding during the period presented.

RESTRUCTURING AND OTHER UNUSUAL CHARGES

In the fourth quarter of 1993, the Company recorded restructuring and other unusual charges of $48.5 million ($32.1 million after- tax). These charges principally reflect the Company's decision to channel resources from its Computer Products businesses to other operations by selling or otherwise liquidating the oxide, diskette and thin-film manufacturing operations and costs associated with personnel reductions in the remaining businesses. The charges include approximately $31.7 million related to the write-down of plant and equipment and other assets, primarily utilized in the Computer Products Group, to net realizable value. The estimate of such charges was finally determined on March 15, 1994. The charges also include $12.1 million in severance and other costs related to personnel reductions. The remainder of the charges includes provisions for consolidation of facilities and other accrued expenses incidental to the restructuring decision. As part of the restructuring plan, the Company has offered an early retirement program and, depending on the actual number of acceptances, expects to record a pretax charge of approximately $3.5 million in the first half of 1994. Most of the expenditures under the restructuring plan are expected to be incurred by the end of 1994. The Company expects to realize annualized savings in personnel, facilities and other costs (exclusive of the oxide, diskette and thin-film manufacturing businesses) by more than $8.0 million pretax by the end of 1994. In addition, depreciation and amortization expenses in 1994, excluding additions, is expected to be reduced by approximately $6.0 million, primarily relating to the write-down of the Computer Products Group assets. At December 31, 1993, "Accrued expenses" includes $16.8 million relating to restructuring and other unusual charges.

CHANGES IN BUSINESS

ACQUISITION: In July 1993, the Company acquired, for approximately $4 million in cash, certain assets of Wang Laboratories, Inc.'s consumable office and computer supplies business. The assets purchased by the Company were inventory, equipment and certain intangible assets including a business-to-business catalog offering consumable office and computer supplies such as paper, toner, and magnetic media. The acquisition was accounted for as a purchase, with the purchase price allocated primarily to inventory and equipment. On a pro forma basis, the results of operations of the Company would not have been significantly different had this acquisition occurred as of January 1, 1993.

DISCONTINUED OPERATIONS: In April 1990, the Company sold the international portion of its Office Systems and Supplies Group to Gestetner Holdings PLC (Gestetner). Under the terms of the Purchase Agreement, Gestetner raised certain objections to the purchase price totaling $15.3 million, excluding interest, which were submitted to arbitration. In January 1994, the arbitrator issued a final ruling which resulted in a total payment by Nashua of $1.8 million, including interest, to Gestetner. Resolution of the purchase price allowed the Company to recognize an after-tax gain from discontinued operations of $2.5 million.

INDEBTEDNESS

The Company maintains a $27 million revolving credit facility under an agreement dated March 27, 1992, as amended. Borrowings of $5 million were outstanding under the terms of this facility at December 31, 1993 and 1992. Amounts outstanding on March 27, 1995, under the terms of the facility may be converted into a term loan payable in equal quarterly installments through March 1998. Prior to conversion to a term loan, interest on amounts outstanding is payable at either LIBOR plus 7/8 percent or the agent bank's "Reference Rate" at the Company's election, or, if amounts outstanding were borrowed under competitive bid, interest is payable at the quoted rate. The Company is required to pay an annual commitment fee of 1/2 percent on the unused portion of the facility and 3/8 percent on any loans advanced under competitive bids. The agreement contains restrictive covenants which relate primarily to interest coverage, minimum working capital, leverage and tangible net worth. The Company is in compliance with these covenants.

On September 13, 1991, the Company entered into a senior note agreement, as amended, with an insurance company under which the Company borrowed $20 million at a fixed rate of 9.17 percent. The first mandatory payment of $2.5 million occurred in 1993. The remaining balance of the notes will become due beginning in 1994 with the final payment due in 2001. The senior notes contain restrictive covenants which relate principally to additional debt, tangible net worth and fixed charges coverage. The Company is in compliance with these covenants.

At December 31, 1992, the Company had a $5 million serialized senior note due to an insurance company at a fixed interest rate of 11-7/8 percent which was paid in 1993.

The Company's notes and loans payables are borrowed from commercial banks on an "as offered" basis. The borrowings and repayments occur daily and contain no specific terms other than due dates and interest rates. The due dates are generally overnight and interest rates are based on current market rates.

The fair value of the Company's total debt at December 31, 1993 is approximately $2.5 million higher than the carrying amount. The fair value is based on management's estimate of current rates available to the Company for similar debt with the same remaining maturity.

Following is the combined aggregated amount of minimum principal payments for each of the five years subsequent to December 31, 1993, for all long-term indebtedness: 1994 - $2.5 million; 1995 - $1.3 million; 1996 - $1.7 million; 1997 - $4.7 million; 1998 - $3.4 million; thereafter - $9.2 million.

INCOME TAXES

The domestic and foreign components of income from continuing operations before income taxes and cumulative effect of accounting principle changes are as follows:

(In thousands)                                                            1993        1992       1991
                                                                          ----        ----       ----
Domestic                                                              $(37,982)    $  5,567   $(1,346)
Foreign                                                                  6,580        4,885     4,797
                                                                      --------     --------   -------
Consolidated                                                          $(31,402)    $ 10,452   $ 3,451
                                                                      ========     ========   =======

Income tax expense (benefit) charged to continuing operations consists of the following:

(In thousands)                                                        1993           1992            1991
Current:
  United States                                                     $  2,197      $  1,841       $ 1,498
  Foreign                                                              2,640         1,055         2,177
  State and local                                                         95            36           931
                                                                    --------      --------       -------
Total current                                                          4,932         2,932         4,606
                                                                    --------      --------       -------

Deferred:
  United States                                                      (14,435)        1,083        (1,789)
  Foreign                                                                 83         1,129            82
                                                                    --------      --------       -------
Total deferred                                                       (14,352)        2,212        (1,707)
                                                                    --------      --------       -------
Changes in statutory tax rates                                          (301)            -             -
                                                                    --------      --------       -------
Income tax expense (benefit)                                        $ (9,721)     $  5,144       $ 2,899
                                                                    ========      ========       =======

Deferred tax liabilities (assets) are comprised of the following:

(In thousands)                                                          1993          1992
                                                                        ----          ----
       Depreciation                                                 $  5,468      $  3,139
       Other                                                              85           150
                                                                    --------      --------
       Gross deferred tax liabilities                                  5,553         3,289
                                                                    --------      --------
       Restructuring and other unusual charges                       (16,783)            -
       Pension and postretirement benefits                            (7,531)       (7,953)
       Loss and credit carryforwards                                  (3,349)       (3,338)
       Workers compensation accrual                                   (1,536)       (1,559)
       Inventory reserve                                              (1,526)         (915)
       Bad debt reserve                                               (1,183)         (955)
       Other                                                          (2,379)       (3,055)
                                                                    --------      --------
       Gross deferred tax assets                                     (34,287)      (17,775)
       Deferred tax assets valuation allowance                             -            72
                                                                    --------      --------
                                                                    $(28,734)     $(14,414)
                                                                    ========      ========

Reconciliations between income taxes from continuing operations computed using the United States statutory income tax rate (benefit) and the Company's effective tax rate (benefit) are as follows:

                                                                       1993           1992           1991
                                                                       ----           ----           ----
United States statutory rate (benefit)                                 (35.0)%         34.0%          34.0%
Goodwill                                                                 9.9           7.7            19.6
Dividend income                                                           .7           5.2               -
State and local income taxes, net of
  federal tax benefit                                                   (4.3)            -            14.3
Unutilized foreign tax credits                                             -             -            11.0
Rate difference-foreign subsidiaries                                     (.4)          1.3             6.3
Other, net                                                              (1.9)          1.0            (1.2)
                                                                       -----           ---            ----
Effective tax rate (benefit)                                           (31.0)%        49.2%           84.0%
                                                                       =====          ====            ====

The Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," in 1992 which changed the Company's method of accounting for income taxes from the deferred method to an asset and liability approach. Previously, the Company deferred the past tax effects of timing differences between financial reporting and taxable income. The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities and of tax carryforwards. The Company adopted this statement prospectively and the adjustments to the January 1, 1992 balance sheet resulted in a net charge of $.8 million. This amount is reflected in net income for 1992 as the cumulative effect of a change in accounting principle. It primarily represents the impact of adjusting prepaid and deferred taxes to reflect the 1992 statutory tax rate as opposed to the tax rates that were in effect when the prepaid and deferred taxes originated. The adoption of this statement had no effect on pretax operating income for 1992.

Significant components of deferred income tax expense under the accounting standard used in 1991 are as follows:

(In thousands)
Depreciation                                                                       $(1,108)
Amortization of intangible assets                                                        31
Recognition of expenses                                                               (652)
Inventory valuation allowances                                                          75
Other, net                                                                             (53)
                                                                                   -------
Total deferred income tax expense                                                  $(1,707)
                                                                                   =======

At December 31, 1993, $14.0 million and $14.7 million of tax assets were included in "Other current assets" and "Other Assets," respectively. At December 31, 1992, $10.8 million and $3.7 million of tax assets were included in "Other current assets" and "Other Assets," respectively.

At December 31, 1993 the Company has $3.3 million of net operating loss and tax credit carryforwards, which are primarily limited to offset future domestic taxable earnings. The carryforwards expire as follows: $.6 million in 1999, $.1 million in 2000, $2.4 million in 2001 and $.2 million in 2002.

It is management's intention to reinvest undistributed earnings of foreign subsidiaries which aggregate approximately $22 million, based on exchange rates at December 31, 1993. These earnings could become subject to additional tax if they were remitted as dividends, if foreign earnings were lent to the Company or if the Company should sell its stock in the subsidiaries. It is not practicable to estimate the amount of additional tax that might be payable on undistributed foreign earnings.

SHAREHOLDERS' EQUITY

The Company is authorized to issue 200,000 shares of Series A Participating Preferred Stock and has in effect a Rights Agreement under which holders of the Company's common stock received a dividend of one preferred stock purchase right for each outstanding share of common stock. Each Right entitles the registered holder to purchase from the Company one one-hundredth share of the Company's Series A Participating Preferred Stock, at a price of $90.00. The Rights do not detach or become exercisable until the tenth business day following the public announcement that a person has acquired, or obtained the right to acquire, 10 percent or more of the outstanding common stock of the Company, or the commencement of a tender or exchange offer which would result in the acquisition of beneficial ownership of 10 percent or more of the Company's common stock. The Rights Agreement provides that if any person or group were to acquire 10 percent or more of the Company's common stock, then shareholders other than the acquiring person would be entitled to purchase, at the Rights' then-current exercise price, a number of additional Company shares having a market value of twice the Rights' exercise price, unless the acquiring person purchases at least 85 percent of Nashua's common stock in a cash tender offer for all shares. The Company's Board of Directors may, at their option, exchange one Company share of common stock for each Right (other than the Rights held by the acquiring person) if the acquiring person has acquired more than 10 percent but less than 50 percent of the Company's common stock. The Rights Agreement further provides that, upon the occurrence of certain events including transactions in which the Company is acquired and certain self-dealing transactions with the Company by an acquirer, each Right entitles the holder thereof (other than the acquirer) to purchase shares of capital stock of either the Company or of the acquirer having a value equal to twice the then-current exercise price of the Rights. At any time prior to a person's acquiring beneficial ownership of 10 percent or more of the Company's common stock, the Continuing Directors, by a two-thirds vote, may authorize the Company to redeem the Rights at any time at a redemption price of five cents per Right.

The Rights will expire on September 2, 1996, unless earlier redeemed by the Company. In addition to the Rights attaching to the common stock outstanding, Rights will be issued with each common share that is issued prior to the time the Rights become exercisable or expire.

In 1989, the Board of Directors authorized the Company to repurchase up to 1,000,000 shares of its common stock. As of December 31, 1993, the Company had purchased approximately 435,000 shares under this program.

The following summarizes the changes in selected shareholders' equity accounts for each of the three years in the period ended December 31, 1993:

                                                       Common Stock                       Cumulative
                                                                     Par    Additional    Translation      Treasury Stock
(In thousands, except share data)                    Shares        Value     Capital      Adjustment     Shares       Cost
                                                  ---------     --------    ----------    -----------   ---------  -----------
BALANCE, DECEMBER 31, 1990                        6,674,699      $6,675     $10,558        $(1,497)     (392,422)    $(14,840)
Stock options exercised and related tax benefit       7,064           7         110
Translation adjustments and gains and losses
  from certain inter-company balances                                                         (196)
Purchase of treasury shares                                                                               (5,727)        (160)
                                                  ---------      ------     -------        -------      --------     --------

BALANCE, DECEMBER 31, 1991                        6,681,763       6,682      10,668         (1,693)     (398,149)     (15,000)
Stock options exercised and related tax benefit      24,610          25         462
Translation adjustments and gains and losses
  from certain inter-company balances                                                       (3,700)
Purchase of treasury shares                                                                                  (44)          (1)
Reissuance of treasury shares                                                                                510           14
Retirement of treasury shares                      (372,683)       (373)                                 372,683       14,188
                                                  ---------      ------     -------        -------      --------     --------

BALANCE, DECEMBER 31, 1992                        6,333,690       6,334      11,130         (5,393)      (25,000)        (799)
Stock options exercised and related tax benefit       6,740           6         116
Translation adjustments and gains and losses
  from certain inter-company balances                                                         (451)
Purchase of treasury shares                                                                                 (120)          (3)
Reissuance of treasury shares                                                                                530           17
                                                  ---------      ------     -------        -------      --------     --------

BALANCE, DECEMBER 31, 1993                        6,340,430      $6,340     $11,246        $(5,844)      (24,590)    $   (785)
                                                  =========      ======     =======        =======      ========     ========


STOCK OPTION AND STOCK AWARD PLANS

The Company has three stock compensation plans at December 31, 1993: the 1980 Stock Award Plan (1980 plan), the 1987 Stock Option Plan (1987 plan) and the 1993 Stock Incentive Plan (1993 plan). Awards can no longer be granted under the 1980 plan. Awards under the 1987 plan and 1993 plan are made at the discretion of the Executive Salary Committee of the Board of Directors.

Stock options awarded under the 1980 plan which are outstanding at December 31, 1993, are currently exercisable and expire on the tenth anniversary of the date of grant.

Under the 1987 plan, nonqualified stock options and incentive stock options may be awarded. Stock options under the 1987 plan become exercisable either (a) 50 percent on the first anniversary of grant, and the remainder on the second anniversary of grant, (b) 100 percent at six months from the date of grant or
(c) 100 percent at one year from the date of grant. Nonqualified stock options expire ten years and one day from the date of grant, and incentive stock options expire ten years from the date of grant.

Under the 1993 plan, non-statutory stock options and incentive stock options may be awarded. Stock options under the 1993 plan become exercisable either
(a) 50 percent on the first anniversary of grant and the remainder on the second anniversary of grant, or (b) 100 percent at one year from the date of grant. Non-statutory stock options expire 10 years and one day from the date of grant, and incentive stock options expire ten years from the date of grant.

In the event of a change of control, as defined in the 1987 plan and the 1993 plan, the option holder may, with respect to stock option agreements which so provide, have a limited right with respect to options under the plans to elect to surrender the options and receive cash or shares equal in value to the difference between the option price and the larger of either the highest reported price per share on the New York Stock Exchange during the sixty-day period before the change in control or, if the change in control is the result of certain defined transactions, the highest price per share paid in such defined transactions.

Because the exercise price of all stock options awarded under these plans has been equal to the quoted market price of the Company's common stock at date of grant, no compensation expense has been recorded for these awards.

A summary of the status of the Company's stock option plans follows:

                                                    Outstanding          Option Price        Exercisable
                                                      Options              Per Share           Options
                                                    -----------          ------------        -----------
December 31, 1990                                      389,370             5.13-38.38           339,920
Options granted                                         60,600            25.50-34.63                 -
Options that became exercisable                              -            32.75-34.63            59,400
Options exercised                                       (5,500)            9.56-31.63            (5,500)
Options lapsed and cancelled                           (15,300)           28.38-38.38           (11,900)
                                                       -------           ------------           -------
December 31, 1991                                      429,170            $5.13-38.38           381,920
Options granted                                         43,600                  28.13                 -
Options that became exercisable                              -            25.50-34.63            45,850
Options exercised                                      (24,646)            5.13-19.38           (24,646)
Options lapsed and cancelled                           (52,734)           25.50-34.63           (45,134)
                                                       -------           ------------           -------

December 31, 1992                                      395,390           $11.81-38.38           357,990
Options granted                                        113,800            25.75-30.25                 -
Options that became exercisable                              -            25.50-34.63            25,350
Options exercised                                       (6,740)           11.81-25.50            (6,740)
Options lapsed and cancelled                            (6,380)           25.75-34.63            (2,900)
                                                       -------           ------------           -------

December 31, 1993                                      496,070            11.81-38.38           373,700
                                                       =======           ============           =======

COMMITMENTS AND CONTINGENCIES

Rent expense for office equipment, facilities and vehicles was $2.5 million, $2.9 million and $2.7 million for 1993, 1992 and 1991, respectively. At December 31, 1993, the Company was committed, under non-cancelable operating leases, to minimum annual rentals for the next five years as follows: 1994 - $2.0 million; 1995 - $1.7 million; 1996 - $1.3 million; 1997 - $1.0 million;
1998 - $1.0 million; thereafter - $9.1 million.

At December 31, 1993, the Company was obligated under approximately $6.5 million in standby letters of credit.

The Company is involved in certain environmental matters and has been designated by the Environmental Protection Agency (EPA) as a "potentially responsible party" (PRP) for certain hazardous waste sites. In addition, the Company has been notified by certain state environmental agencies that some of the Company sites not addressed by the EPA require remedial action. These sites are in various stages of investigation and remediation. Due to the unique physical characteristics of each site, the technology employed, the extended timeframes of each remediation, the interpretation of applicable laws and regulations and the financial viability of other potential participants, the ultimate cost to the Company of remediation for each site is difficult to determine. At December 31, 1993, based on the facts currently known and the Company's prior experience with these matters, the Company has concluded that there is at least a reasonable possibility that site assessment, remediation and monitoring costs will be incurred by the Company with respect to those sites which can be reasonably estimated in the aggregate range of $1.1 million to $1.6 million. This range is based, in part, on an allocation of certain sites' costs which, due to the joint and several nature of the liability, could increase if the other PRP's are unable to bear their allocated share. At December 31, 1993 the Company has accrued $1.5 million which represents, in the Company's view, the most likely amount within the range stated above. Based on information currently available to the Company, management believes that it is probable that the major responsible parties will fully pay the costs apportioned to them. The Company believes that, based on its financial position and the estimated environmental accrual recorded, its remediation expense with respect to those sites is not likely to have a material adverse effect on its consolidated financial position or results of operations.

In November 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 112 "Employers Accounting for Postemployment Benefits," which must be adopted no later than calendar year 1994. The Company will adopt this statement in 1994 and based on its current analysis does not expect such adoption to have a material effect on the financial statements.

POSTRETIREMENT BENEFITS

PENSION PLANS: The Company and its subsidiaries have several pension plans which cover approximately 80 percent of its employees. Benefits under these plans are generally based on years of service and the levels of compensation during those years. The Company's policy is to fund amounts deductible for income tax purposes. Assets of the plans are invested in interest-bearing cash equivalent instruments, fixed-income securities and common stocks.

Net periodic pension cost from continuing operations for the plans includes the following components:

(In thousands)                                                                 1993              1992           1991
Service cost-benefits earned during the period                               $ 2,884           $ 2,929         $ 2,941
Interest cost on projected benefit obligation                                  7,196             6,749           6,642
Actual return on plan assets                                                 (17,554)          (10,814)        (17,292)
Net amortization and deferral                                                 10,839             4,754          11,034
                                                                             -------           -------         -------

Net periodic pension cost                                                    $ 3,365           $ 3,618         $ 3,325
                                                                             =======           =======         =======

The following sets forth the funded status of the plans and the amounts recognized in the Company's consolidated balance sheet at December 31, 1993:

                                                                                                Accumulated
                                                                                             Benefit Obligation
                                                                                       ----------------------------------
(In thousands)                                                                         Less Than                  Exceeds
                                                                                         Assets                    Assets
                                                                                       ---------                  -------
Actuarial present value of:
  Vested benefit obligation                                                              $41,286                  $58,490
                                                                                         -------                  -------
  Accumulated benefit obligation                                                         $41,519                  $58,686
                                                                                         -------                  -------
  Projected benefit obligation                                                           $41,837                  $60,759
                                                                                         -------                  -------
Market value of plan assets                                                              $47,992                  $55,695
                                                                                         -------                  -------
Plan assets in excess of (less than) projected benefit obligation                        $ 6,155                  $(5,064)
Unrecognized transition (asset) obligation                                                (2,389)                   3,324
Unrecognized prior service costs                                                             448                    3,712
Unrecognized net gain                                                                     (1,199)                  (7,029)
Additional liability                                                                           -                   (1,027)
                                                                                         -------                  -------
Prepaid (accrued) pension cost                                                           $ 3,015                  $(6,084)
                                                                                         =======                  =======

The following sets forth the funded status of the plans and the amounts recognized in the Company's consolidated balance sheet at December 31, 1992:
                                                                                                Accumulated
                                                                                             Benefit Obligation
                                                                                       ----------------------------------
(In thousands)                                                                         Less Than                  Exceeds
                                                                                         Assets                    Assets
                                                                                       ---------                  -------
Actuarial present value of:
  Vested benefit obligation                                                              $35,329                  $50,961
                                                                                        --------                 --------
  Accumulated benefit obligation                                                         $35,731                  $51,511
                                                                                        --------                 --------
  Projected benefit obligation                                                           $36,136                  $54,039
                                                                                        --------                 --------
Market value of plan assets                                                              $37,806                  $47,422
                                                                                        --------                 --------
Plan assets in excess of (less than) projected benefit obligation                        $ 1,670                 $ (6,617)
Unrecognized transition (asset) obligation                                                (2,673)                   3,740
Unrecognized prior service costs                                                             329                    2,786
Unrecognized net (gain) loss                                                                 385                   (4,225)
Additional liability                                                                           -                   (1,044)
                                                                                        --------                 --------
Accrued pension cost                                                                    $   (289)                $ (5,360)
                                                                                        ========                 ========

Approximately $4.2 million and $5.1 million of the accrued pension cost for 1993 and 1992, respectively, are included in "Other Long-Term Liabilities" in the accompanying consolidated balance sheet.

The significant actuarial assumptions used for the plans' valuations were:
                                                                                          1993             1992
                                                                                          ----             ----
Weighted-average discount rate                                                            7.3%             7.8%
Expected long-term rate of return on plan assets                                          9.1%             9.1%
Rate of increase in future compensation levels                                            4.7%             5.6%

RETIREE HEALTH CARE AND OTHER BENEFITS: The Company provides certain health care and other benefits to eligible retired employees and spouses. Salaried participants generally become eligible for retiree health care benefits after reaching age 60 with ten years of service. Benefits, eligibility and cost-sharing provisions for hourly employees vary by location or bargaining unit. Generally, the medical plans pay a stated percentage of most medical expenses, reduced for any deductibles and payments made by government programs and other group coverage.

In 1992, the cost of providing most of these benefits was shared with retirees, except for a group of retirees at one manufacturing facility. In 1993, the plan was changed to share the cost of these benefits with all retirees, resulting in an unrecognized benefit which is being amortized over the future service period of the active retirees.

The following table sets forth the funded status of the plans, reconciled to the accrued postretirement benefit cost recognized in the Company's balance sheet:

(In thousands)                                                                          1993                    1992
Accumulated postretirement benefit obligation:
  Retirees                                                                           $   5,864               $   7,325
  Fully eligible active plan participants                                                2,400                   6,048
  Other active participants                                                              2,918                   2,945
                                                                                     ---------               ---------
Market value of plan assets                                                                  -                       -
Accumulated postretirement benefit obligation
  in excess of plan assets                                                             (11,182)                (16,318)
Unrecognized prior service benefit                                                      (4,821)                      -
Unrecognized net loss                                                                       70                       -
                                                                                     ---------               ---------
Accrued postretirement benefit cost                                                  $ (15,933)              $ (16,318)
                                                                                     =========               =========

Approximately $15.1 million and $15.6 million of accrued postretirement benefits for 1993 and 1992, respectively, are included in "Other Long-Term Liabilities" in the accompanying consolidated balance sheet.

Net periodic postretirement benefit cost included the following components:

(In thousands)                                                                          1993                     1992
                                                                                        ----                     ----
Service cost of benefits earned                                                      $      162               $     284
Interest cost on accumulated postretirement benefit obligation                              791                   1,208
Amortization of prior service benefit                                                      (554)                      -
                                                                                     ----------               ---------
Net periodic postretirement benefit cost                                             $      399               $   1,492
                                                                                     ==========               =========

For measurement purposes, a 9 or 9.5 percent annual rate of increase in the per capita claims cost of medical benefits was assumed for the various plans in 1994. These rates were assumed to decrease gradually to 6.5 percent in 1998 and remain at that level thereafter. The discount rate used in determining the accumulated postretirement benefit obligation was 7.25 percent.

If the health care cost trend rate were increased 1 percent in each future year, the accumulated postretirement benefit obligation as of December 31, 1993 would have increased by 2 percent. The effect of this assumed change on the aggregate of service and interest cost for 1993 would have been an increase of 4 percent.

The Company adopted Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," in 1992 which requires the accrual of the cost of providing non-pension postretirement benefits ("postretirement benefits"), primarily medical coverage, during the employee's active service period. The Company elected to immediately recognize the accumulated liability, measured as of January 1, 1992. This resulted in a one-time charge of $9.4 million, after reduction for income taxes of $6.3 million. The pro forma effect of the change on years prior to 1992 was not determinable. Prior to 1992, the Company recognized expense in the year the benefits were provided. Postretirement health care and other benefit costs charged to expense in 1991 were not material.

INFORMATION ABOUT OPERATIONS

The Company conducts business in four segments:  Coated Products, Computer
Products, Office Supplies and Photofinishing. Net sales, operating income and identifiable assets of the Company's four business segments and the geographic areas in which they operate are set forth below:


                                              Net Sales               Operating Income                 Identifiable Assets
(In millions)                        1993       1992      1991   1993(b)    1992(c)     1991        1993      1992       1991
                                     ----       ----      ----   -------    -------     ----        ----      ----       ----
BY BUSINESS
Coated Products                    $184.6     $175.4    $171.8   $   3.4     $  4.4      $5.7       $63.2     $59.8      $64.1
Computer Products                   111.6      107.2      85.7     (36.6)      (7.5)(d) (23.1)       33.6      60.7       57.6
Office Supplies                     110.8      108.0     106.0         -        4.8       6.8        41.4      41.5       34.8
Photofinishing                      148.7      161.9     162.6      16.2       15.8      19.5        47.5      53.5       73.3
Corporate expenses, including
  interest, and assets                  -          -         -     (14.4)      (7.0)     (5.4)       33.4      21.2       13.4
                                   ------     ------    ------    ------      -----      ----      ------    ------     ------

Consolidated                       $555.7     $552.5    $526.1    $(31.4)     $10.5      $3.5      $219.1    $236.7     $243.2
                                   ======     ======    ======    ======      =====      ====      ======    ======     ======

BY GEOGRAPHIC AREA
United States(a)                   $494.3     $480.6    $455.5    $(26.9)     $12.8      $4.1      $153.0    $182.0     $180.7
Europe                               52.4       61.7      61.3       8.4        2.2       1.6        26.7      30.3       43.7
Other                                 9.0       10.2       9.3       1.5        2.5       3.2         6.0       4.8        5.4
Eliminations, corporate expenses,
  including interest, and assets        -          -         -     (14.4)      (7.0)     (5.4)       33.4      19.6       13.4
                                   ------     ------    ------    ------      -----      ----      ------    ------     ------

Consolidated                       $555.7     $552.5    $526.1    $(31.4)     $10.5      $3.5      $219.1    $236.7     $243.2
                                   ======     ======    ======    ======      =====      ====      ======    ======     ======

Sales between business segments are insignificant. Intrasegment sales between geographic areas are generally priced at the lowest price offered to unaffiliated customers.


(a) Net sales includes export sales as follows:

(In millions)                               1993     1992       1991
Far East                                  $ 80.3     $ 55.2     $28.2
Europe                                      24.0       30.1      21.2
Other                                       24.6       25.5      21.2
                                          ------     ------     -----
Total                                     $128.9     $110.8     $70.6
                                          ======     ======     =====

(b) Includes restructuring and other unusual charges of $2.1 million, $36.7 million, $1.4 million, $.8 million and $7.5 million, for Coated Products, Computer Products, Office Supplies, Photofinishing and Corporate, respectively.

(c) In 1992, the Company adopted Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," which reduced operating income approximately $.8 million, primarily in Coated Products.

(d) Includes a $1.2 million pretax gain on the sale of Maxtor Corporation common shares and a $.9 million pretax gain relating to the settlement of litigation against the auditors and certain advisors of MiniScribe Corporation.

Capital expenditures and depreciation and amortization by business segment are set forth below:

                                                                         Depreciation and
                                      Capital Expenditures               Amortization
                                1993       1992      1991       1993       1992    1991
                                ----       ----      ----       ----       ----    ----
Coated Products               $  8.1      $ 4.7     $ 4.8      $ 5.0      $ 4.9    $ 4.5
Computer Products               13.2       11.6       6.6       10.1       10.4     12.3
Office Supplies                  2.5        4.1       2.4        3.9        2.3      2.1
Photofinishing                   2.9        3.2       4.4        5.9        6.0      5.3
                              ------      -----     -----      -----      -----    -----

Consolidated                  $ 26.7      $23.6     $18.2      $24.9      $23.6    $24.2
                              ======      =====     =====      =====      =====    =====

QUARTERLY OPERATING RESULTS AND COMMON STOCK INFORMATION (UNAUDITED)

(IN MILLIONS, EXCEPT PER SHARE DATA)                     1st          2nd          3rd            4th
                                                       Quarter      Quarter      Quarter         Quarter     Year
                                                       -------      -------      -------         -------     ----
1993
  Net sales                                             $141.1      $141.7       $147.9          $125.0      $555.7
  Gross profit                                            34.1        37.5         39.5            25.4       136.5
  Income (loss) from continuing operations(1)              2.6         3.9          4.4           (32.6)      (21.7)
  Income from discontinued operations                        -           -            -             2.5         2.5
  Net income (loss)(1)                                     2.6         3.9          4.4           (30.1)      (19.2)
  Earnings (loss) per common and common
    equivalent share:
        Continuing operations(1)                           .42         .61          .69           (5.14)      (3.42)
        Discontinued operations                              -           -            -             .40         .40
        Net income (loss)(1)                               .42         .61          .69           (4.74)      (3.02)
  Dividends                                                .18         .18          .18             .18         .72
  Market price
    High                                                29-7/8      29-5/8       31-3/4          31-3/4      31-3/4
    Low                                                 25-1/4      25-3/8       27-3/8          25-3/8      25-1/4
                                                        ------      ------       ------          ------     ------

1992
  Net sales                                             $120.8      $135.3       $151.2          $145.2      $552.5
  Gross profit                                            26.7        31.5         38.2            34.6       131.0
  Income before cumulative effect of
    accounting principle changes (2)(3)                    0.1         0.2          2.8             2.2        5.3
  Net income (loss) (2)(3)                               (10.0)        0.2          2.8             2.2       (4.8)
  Earnings per common and common
    equivalent share:
      Income before cumulative effect of
        accounting principle changes (2)(3)(4)          $  .01      $  .03       $  .44          $  .35     $  .84
      Net income (loss) (2)(3)(4)                        (1.59)        .03          .44             .35       (.76)
  Dividends                                                .18         .18          .18             .18        .72
  Market price
    High                                                31-1/4          31       24-7/8          28-3/8     31-1/4
    Low                                                 23-1/4      23-1/2           21          21-1/2         21
                                                        ------      ------       ------          ------     ------

(1)The fourth quarter includes a $48.5 million pretax ($32.1 million after-tax) charge relating to restructuring and other unusual charges.

(2)The third quarter includes a $1.2 million pretax gain on the sale of Maxtor Corporation common shares, acquired by Nashua in partial settlement of claims against the bankrupt MiniScribe Corporation.  The Company had taken a $3.4 million pretax charge to its 1990 earnings when MiniScribe filed for protection from creditors.

(3)The fourth quarter includes a $.9 million pretax gain relating to the settlement of litigation against the auditors and certain managers and advisors of MiniScribe Corporation and a $.9 million charge for estimated environmental remediation costs.

(4)Earnings (loss) per common and common equivalent share for the year is more than the sum of the quarterly earnings per common and common equivalent share due to the change in shares and earnings each quarter.

The Company's stock is traded on the New York Stock Exchange. At December 31, 1993, there were 1,634 record holders of Nashua's common stock.

REPORT OF INDEPENDENT ACCOUNTANTS
Price Waterhouse

To the Board of Directors and Shareholders of Nashua Corporation

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations and retained earnings and of cash flows present fairly, in all material respects, the financial position of Nashua Corporation and its subsidiaries at December 31, 1993 and 1992 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in the Income Taxes and Postretirement Benefits notes to the financial statements, the Company changed its method of accounting for income taxes by adopting Financial Accounting Standards Board ("FASB") Statement No. 109, "Accounting for Income Taxes," and its accounting for non-pension benefit plans by adopting FASB Statement No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," in 1992.


Price Waterhouse
Boston, Massachusetts
February 1, 1994, except as to the Restructuring and Other Unusual Charges note, which is as of March 15, 1994.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
- -------  ---------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

         None.

                                   PART  III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
- -------- --------------------------------------------------

         The section entitled "Nominees for Election as Directors", which appears on pages 2 through 4 of the Company's Proxy Statement dated March 21, 1994, is incorporated by reference in this Form 10-K. See also the section entitled "Executive Officers of the Registrant" appearing in Part I hereof.

ITEM 11.  EXECUTIVE COMPENSATION
- --------  ----------------------

          The section entitled "Compensation of Directors and Executive Officers", which appears on pages 3 through 9 of the Company's Proxy Statement dated March 21, 1994, is incorporated by reference in this Form 10-K.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
- --------  --------------------------------------------------------------

          The sections entitled "Security Ownership of Management" and "Security Ownership of Certain Beneficial Owners", which appear on pages 10 through 12 of the Company's Proxy Statement dated March 21, 1994, are incorporated by reference in this Form 10-K.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
- --------  ----------------------------------------------

          None.

                                    PART  IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
- --------  ---------------------------------------------------------------

(a)       The following documents are filed as part of this report:


          (1)   Consolidated Financial Statements

                Report of Independent Accountants (See page 36)
                Consolidated Balance Sheet at December 31, 1993 and 1992 (See pages 19 and 20)
                Consolidated Statement of Operations and Retained Earnings for each of the three years in the period ended December 31, 1993 (See page 18)
                Consolidated Statement of Cash Flows for each of the three years in the period ended December 31, 1993 (See page 21)
                Notes to Consolidated Financial Statements (See pages 22 through
                35)

          (2)   Financial Statement Schedules:

                Report of Independent Accountants on Financial Statement
                Schedules

                For the three years ended December 31, 1993:

                    Schedule V - Property, Plant and Equipment
                    Schedule VI - Accumulated Depreciation and Amortization of Property, Plant and Equipment
                    Schedule VIII - Valuation and Qualifying Accounts
                    Schedule IX - Short-Term Borrowings
                    Schedule X - Supplementary Income Statement Information

         All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or the Notes thereto.

         (3)            Exhibits:
                        ---------
         3.01       Composite Certificate of Incorporation of the Company, as amended.  Exhibit to the Company Annual Report on Form
                    10-K for the year ended December 31, 1989, and incorporated herein by reference.

         3.02       By-laws of the Company, as amended.  Exhibit to the Company's Annual Report on Form 10-K for the year ended
                    December 31, 1989, and incorporated herein by reference.

         4.01       Note Agreement dated as of September 13, 1991.  Exhibit to the Company's Form 10-K for the year ended December
                    31, 1991, and incorporated herein by reference.

         4.02       Amendment No. 1 dated as of December 31, 1991 to the Note Agreement dated September 13, 1991.

         4.03       Amendment No. 2 dated as of January 27, 1994 to the Note Agreement dated September 13, 1991.

         4.04       Credit Agreement dated March 27, 1992.  Exhibit to the Company's Form 10-Q dated March 27, 1992, and incorporated herein by reference.

         4.05       First Amendment dated as of December 31, 1993 to the Credit Agreement dated March 27, 1992.

         4.06       Rights Agreement dated as of August 22, 1986 between the Company and The First National Bank of Boston.  Exhibit
                    to the Company's Form 8-K dated August 22, 1986, and incorporated herein by reference.

         4.07       Amendment No. 1, dated April 22, 1988 to the Rights Agreement dated as of August 22, 1986 between the Company and The First National Bank of Boston.  Exhibit to the Company's Form 8 dated May 3, 1988, and incorporated herein by reference.

         4.08       Amendment No. 2, dated May 17, 1989 to the Rights Agreement dated as of August 22, 1986 between the Company and the First National Bank of Boston.  Exhibit to the Company's Form 8-K dated May 17, 1989 and incorporated herein by reference.

         4.09       Amendment No. 3, dated October 27, 1989 to the Rights Agreement dated as of August 22, 1986 between the Company and the First National Bank of Boston.  Exhibit to the Company's Form 8-K dated October 31, 1989 and incorporated herein by reference.

         4.10       Amendment No. 4, dated March 22, 1993 to the Rights Agreement dated as of August 22, 1986 between the Company and the First National Bank of Boston.  Exhibit to the Company's Form 8-K dated March 22, 1993 and incorporated herein by reference.

         10.01         Management Incentive Compensation Program of the Company, as amended 1993.  Exhibit to the Company's Form
                       10-K for the year ended December 31, 1992 and incorporated herein by reference.

         10.02         Certain deferred incentive compensation payments may be paid under documents previously filed as Exhibits to the Company's Annual Reports on Form 10-K for the years ended December 31, 1988, December 31, 1990 and the Company's Form 10-Q for the quarterly period ended June 30, 1989, and are incorporated herein by reference.

         10.03         Nashua Corporation Supplemental Compensation Plan (as amended February 24, 1994).

         10.04         1987 Stock Option Plan of the Company.  Exhibit to the Company's Proxy Statement dated March 24, 1987, and incorporated herein by reference.

         10.05         Amendments to Nashua Corporation 1987 Stock Option Plan effective as of April 28, 1989.  Exhibit to the
                       Company's Form 10-Q for the quarterly period ended June 30, 1989, and incorporated herein by reference.

         10.06         1993 Stock Option Plan of the Company.  Exhibit to the Company's Proxy Statement dated March 19, 1993, and incorporated herein by reference.

         10.07         Severance Agreement dated March 8, 1988 between the Company and Charles E. Clough.  Exhibit to the Company's
                       Annual Report on Form 10-K for the year ended December 31, 1987, and incorporated herein by reference.

         10.08         Severance Agreement dated March 8, 1988 between the Company and John G. Barnes.  Exhibit to the Company's
                       Annual Report on Form 10-K for the year ended December 31, 1987, and incorporated herein by reference.

         10.09         Severance Agreement dated March 8, 1988 between the Company and John J. Montesi.  Exhibit to the Company's
                       Annual Report on Form 10-K for the year ended December 31, 1987, and incorporated herein by reference.

         10.10         Severance Agreement dated March 8, 1988 between the Company and William Luke.  Exhibit to the Company's
                       Annual Report on Form 10-K for the year ended December 31, 1987, and incorporated herein by reference.

         10.11         Severance Agreement dated March 8, 1988 between the Company and Joseph R. Kershaw.  Exhibit to the Company's
                       Annual Report on Form 10-K for the year ended December 31, 1987, and incorporated herein by reference.

         10.12         Employment Agreement dated as of April 28, 1989 between the Company and Charles E. Clough.  Exhibit to the
                       Company's Form 10-Q for the quarterly period ended June 30, 1989, and incorporated herein by reference.

         10.13         Employment Agreement dated as of April 28, 1989 between the Company and John G. Barnes.  Exhibit to the
                       Company's Form 10-Q for the quarterly period ended June 30, 1989, and incorporated herein by reference.

         10.14         Employment Agreement dated as of April 28, 1989 between the Company and Joseph R. Kershaw.  Exhibit to the
                       Company's Form 10-Q for the quarterly period ended June 30, 1989, and incorporated herein by reference.

         10.15         Employment Agreement dated as of April 28, 1989 between the Company and William Luke.  Exhibit to the
                       Company's Form 10-Q for the quarterly period ended June 30, 1989, and incorporated herein by reference.

         10.16         Employment Agreement dated as of February 6, 1994 between the Company and Francis J. Lunger.

         10.17         Letter agreement dated July 21, 1993 between the Company and William E. Mitchell.  Exhibit to the Company's
                       Form 10-Q for the quarterly period ended October 1, 1993, and incorporated by reference.

         10.18         Employment Agreement dated as of September 1, 1993 between the Company and William E. Mitchell.  Exhibit to the Company's Form 10-Q for the quarterly period ended October 1, 1993, and incorporated by reference.

         10.19         Employment Agreement dated as of April 28, 1989 between the Company and John J. Montesi.  Exhibit to the
                       Company's Form 10-Q for the quarterly period ended June 30, 1989, and incorporated herein by reference.

         10.20         Stock Appreciation Right Agreement dated March 20, 1992 between the Company and Charles E. Clough with respect to 15,000 shares of the Company.  Exhibit to the Company's Form 10-K for the year ended December 31,
                       1991, and incorporated herein by reference.

         11.01         Statement regarding Computation of Earnings Per Share and Common Equivalent Share.

         21.01         Subsidiaries of the Registrant.

         23.01         Consent of Independent Accountants.

         24.01         Powers of Attorney.

(b)      Reports on Form 8-K:

         No reports on Form 8-K were filed or required to be filed by the Company during the fourth quarter of the fiscal year ended December 31, 1993.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 NASHUA CORPORATION

Date: March 29, 1994             By  WILLIAM LUKE
                                    ------------------------
                                     William Luke
                                     Vice President-Finance
                                     and Chief Financial Officer

    SIGNATURE                                                  TITLE                          DATE
    ---------                                                  -----                          ----
 Charles E. Clough                                     Chairman and                           March 29, 1994
- ----------------------                                 Chief Executive Officer
 Charles E. Clough

 William E. Mitchell                                   President and                          March 29, 1994
- ----------------------                                 Chief Operating Officer
 William E. Mitchell

 Francis J. Lunger                                     Vice President, Finance and            March 29, 1994
- ----------------------                                 Administration
 Francis J. Lunger

 William Luke                                          Vice President-Finance                 March  29, 1994
- ----------------------                                 and Chief Financial Officer
 William Luke

 Joseph R. Matson                                      Corporate Controller                   March 29, 1994
- ----------------------
 Joseph R. Matson

 Joseph A. Baute*                                      Director
- ----------------------
 Joseph A. Baute

 Richard E. Carter*                                    Director
- ----------------------
 Richard E. Carter

 Thomas W. Eagar*                                      Director
- ----------------------
 Thomas W. Eagar

 Charles S. Hoppin*                                    Director
- ----------------------
 Charles S. Hoppin

 John M. Kucharski*                                    Director
- ----------------------
 John M. Kucharski

 Guy W. Nichols*                                       Director
- ----------------------
 Guy W. Nichols

 James Brian Quinn*                                    Director
- ----------------------
 James Brian Quinn

*By   William Luke                                                                            March 29, 1994
    ------------------
      William Luke
      Attorney-In-Fact

                       REPORT OF INDEPENDENT ACCOUNTANTS

                        ON FINANCIAL STATEMENT SCHEDULES



TO THE BOARD OF DIRECTORS OF
NASHUA CORPORATION


Our audits of the consolidated financial statements referred to in our report dated February 1, 1994, except as to the Restructuring and Other Unusual Charges note, which is as of March 15, 1994, appearing on page 36 of this Annual Report on Form 10-K also included an audit of the Financial Statement Schedules listed in Item 14(a) of this Form 10-K. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.





Price Waterhouse
Boston, Massachusetts
February 1, 1994, except as to the Restructuring and Other Unusual Charges note, which is as of March 15, 1994.

                                                                      SCHEDULE V

                                                NASHUA CORPORATION AND SUBSIDIARIES
                                                  PROPERTY, PLANT AND EQUIPMENT (1)

 (In Thousands)                                      Balance at         Additions         Sales and          Balance at
                                                      Beginning          at Cost         Retirements           End of
                                                      of Period           (2)               (3)                Period
                                                     ----------       -----------     --------------         -----------
 Year ended December 31, 1993
   Land                                                $  1,452           $     -          $     (5)            $  1,447
   Building and Improvements                             38,847             2,114            (1,469)              39,492
   Machinery and Improvements                           110,787            18,547           (18,895)             110,439
   Construction in Progress                               5,713            15,020            (7,369)              13,364
                                                        -------            ------           -------              -------
                                                       $156,799           $35,681          $(27,738)            $164,742
                                                       ========           =======          ========             ========


 Year ended December 31, 1992:
   Land                                                $  1,511           $     -          $    (59)            $  1,452
   Buildings and Improvements                            37,560             2,702            (1,415)              38,847
   Machinery and Equipment                              102,941            24,589           (16,743)             110,787
   Construction in Progress                               7,827            20,044           (22,158)               5,713
                                                       --------           -------          --------             --------
                                                       $149,839           $47,335          $(40,375)            $156,799
                                                       ========           =======          ========             ========


 Year ended December 31, 1991:
   Land                                                $  1,341           $   170          $       -            $  1,511
   Buildings and Improvements                            35,102             2,778              (320)              37,560
   Machinery and Equipment                              105,241            17,783           (20,083)             102,941
   Construction in Progress                              10,523            12,418           (15,114)               7,827
                                                       --------           -------          ---------            --------
                                                       $152,207           $33,149          $(35,517)            $149,839
                                                       ========           =======          ========             ========


(1) Amounts include the effects of certain foreign exchange rate fluctuations.
(2) Additions at cost related to construction in progress are net of reclassifications to buildings and improvements and machinery and equipment.
(3) Amounts include removal from the accounts of items which are fully depreciated.

                                                                     SCHEDULE VI

                                               NASHUA  CORPORATION AND SUBSIDIARIES
                          ACCUMULATED DEPRECIATION AND AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT (1)


(In thousands)

                                                       Additions
                                        Balance       Charged to         Sales and                        Balance
                                      Beginning        Costs and       Retirements    Restructuring        End of
Description                          of Period        Expenses           (2)              Charge          Period
- -----------                         -----------     ------------    --------------    -------------      --------
Year ended December 31, 1993:
  Building and Improvements            $17,730          $ 2,943           $(1,431)         $ 2,297       $21,539
  Machinery and Equipment               50,288           19,188           (18,409)          20,903        71,970
                                        ------           ------           -------           ------        ------
                                       $68,018          $22,131          $(19,840)         $23,200       $93,509
                                       =======          =======          ========          =======       =======


Year ended December 31, 1992:
  Buildings and Improvements           $16,617          $ 2,485           $(1,372)         $     -       $17,730
  Machinery and Equipment               46,904           18,240           (14,856)               -        50,288
                                        ------           ------           -------          -------        ------
                                       $63,521          $20,725          $(16,228)         $     -       $68,018
                                       =======          =======          ========          =======       =======


Year ended December 31, 1991:
  Buildings and Improvements           $14,537           $2,398             $(318)         $     -       $16,617
  Machinery and Equipment               47,117           19,005           (19,218)               -        46,904
                                        ------           ------           -------           ------        ------
                                       $61,654          $21,403          $(19,536)         $     -       $63,521
                                       =======          =======          ========          =======       =======



(1)  Amounts include the effects of certain foreign exchange rate fluctuations.

(2) Amounts include removal from the accounts of items which are fully depreciated.


                                                                   SCHEDULE VIII

                                                NASHUA CORPORATION AND SUBSIDIARIES
                                                 VALUATION AND QUALIFYING ACCOUNTS
                                                  ALLOWANCE FOR DOUBTFUL ACCOUNTS
(In Thousands)
                                                                       Deductions-
                                                       Additions     Uncollectible
                                     Balance at       Charged to          Accounts       Balance at
                                      Beginning        Costs and        Charged to         End of
                                      of Period        Expenses          Reserves           Period
                                     ----------       ----------        ----------         --------
Year ended December 31, 1993             $2,433           $  836          $(1,386)           $1,883
                                         ======           ======          ========           ======

Year ended December 31, 1992             $2,634           $  654           $ (855)           $2,433
                                         ======           ======          ========           ======


Year ended December 31, 1991             $2,224           $  884           $ (474)           $2,634
                                         ======           ======          ========           ======

                                                                     SCHEDULE IX

                                                NASHUA CORPORATION AND SUBSIDIARIES
                                                       SHORT-TERM BORROWINGS

(In thousands, except
  interest rates)


                                                      Weighted Average       Maximum
                                  Amount Payable     Interest Rate in         Amount          Average Amount      Weighted Average
                                    to Banks at      Effect at end of      Outstanding         Outstanding          Interest Rate
                                   End of Period          Period          During Period     During Period (1)     During Period (2)
                                  ---------------    ----------------     -------------     -----------------     -----------------
Year ended December 31, 1993            $2,500               4.125%            $8,100              $2,036                4.2%

Year ended December 31, 1992            $    -                    -            $3,000              $   31                3.7%

Year ended December 31, 1991            $    -                    -            $7,000              $  468                7.0%


(1) Computed by averaging daily outstanding balances.

(2) The interest rates are estimated by dividing the interest expense on short-term borrowings by the average outstanding short- term debt for the period.


                                                                      SCHEDULE X

                                                NASHUA CORPORATION AND SUBSIDIARIES
                                            SUPPLEMENTARY INCOME STATEMENT INFORMATION



(In Thousands)



                                                                 Year Ended December 31,
                                                    ----------------------------------------------
                                                      1993             1992                 1991
                                                    --------         --------             --------
Maintenance and Repairs                              $14,329          $12,689              $11,114
                                                     =======          =======              =======



Advertising Costs                                    $28,998          $34,034              $34,329
                                                     =======          =======              =======