Form 10-Q
period 1994-04-01
NASHUA CORP
filed 1994-05-09
CIK 69680

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-Q
    (Mark One)

    (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended                April 1, 1994
                                   ------------------------------
                                       OR
    ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1984
    For the transition period from ____________________ to ____________________


    Commission file number   1-5492-1
                           ----------

                               NASHUA CORPORATION
- - -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            DELAWARE                                        02-0170100
- - ---------------------------------------         -------------------------------
    (State of incorporation)                             (I.R.S. Employer
                                                        Identification Number)

     44 Franklin Street
     P.O. Box 2002
     Nashua, New Hampshire                                  03061-2002
- - ---------------------------------------         -------------------------------
(Address of principal executive offices)                    (Zip Code)


      Registrant's telephone number, including area code    (603) 880-2323
                                                         ----------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                        Yes   X             No
                            -----              -----

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                                   Outstanding at May 3, 1994
   -----------------------------           -------------------------------------------------
   Common Stock, par value $1.00           6,331,330 shares (excluding 23,830 shares held in
                                           treasury)

                         PART I - FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS
     -----------------------------

                      NASHUA CORPORATION AND SUBSIDIARIES
                      -----------------------------------
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------
     (In thousands)

                                                        April 1, 1994           December 31,
     ASSETS:                                             (Unaudited)                1993
     -------                                            -------------           ------------
       Cash and cash equivalents                            $  6,585              $  5,883
       Accounts receivable                                    37,079                47,657
       Inventories
          Materials and supplies                              10,867                11,793
          Work in process                                      3,007                 4,875
          Finished goods                                      12,778                17,000
                                                            --------              --------
                                                              26,652                33,668
       Other current assets                                   16,739                22,573
       Net current assets of discontinued operations          18,661                     -
                                                            --------              --------
          Total current assets                               105,716               109,781
                                                            --------              --------
       Plant and equipment                                   124,516               164,742
       Accumulated depreciation                              (58,829)              (93,509)
                                                            --------              --------
                                                              65,687                71,233
       Other assets                                           30,739                38,051
       Net non-current assets of discontinued operations      13,644                     -
                                                            --------              --------
          Total assets                                      $215,786              $219,065
                                                            ========              ========

     LIABILITIES AND SHAREHOLDERS' EQUITY:
       Notes and loans payable                              $  6,350              $  2,900
       Current maturities of long-term debt                    2,500                 2,500
       Accounts payable                                       28,159                29,951
       Accrued expenses                                       39,348                48,669
       Income taxes payable                                      273                 2,033
                                                            --------              --------
          Total current liabilities                           76,630                86,053
       Long-term debt                                         25,334                20,342
       Other long-term liabilities                            25,240                19,547
       Common stock and additional capital                    17,764                17,586
       Retained earnings                                      77,575                82,166
       Cumulative translation adjustment                      (5,972)               (5,844)
       Treasury stock, at cost                                  (785)                 (785)

       Commitments and contingencies                        --------              --------

          Total liabilities and shareholders' equity        $215,786              $219,065
                                                            ========              ========

     The accompanying notes are an integral part of the condensed consolidated financial statements.
                                      -2-


                      NASHUA CORPORATION AND SUBSIDIARIES
                      -----------------------------------
     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
     ---------------------------------------------------------------------
                                  (Unaudited)
                                  -----------

     (In thousands, except per share data)

                                                                Three Months Ended
                                                                -------------------
                                                                         (Restated)
                                                                April 1,   April 2,
                                                                1994       1993
                                                                --------   --------
Net sales                                                      $112,823    $116,199
Cost of products sold                                            86,672      87,934
Research, selling, distribution and
  administrative expenses                                        24,983      25,979
Restructuring and other unusual charges                           2,600           -
Interest expense                                                    478         670
Interest income                                                     (43)        (90)
                                                              ---------    --------

Income (loss) from continuing operations before income taxes     (1,867)      1,706
Income taxes (benefit)                                             (709)        674
                                                              ---------    --------

Income (loss) from continuing operations                         (1,158)      1,032

Income (loss) from discontinued operations                       (2,295)      1,607
                                                              ---------    --------

Net income (loss)                                                (3,453)      2,639
Retained earnings, beginning of period                           82,166     105,880
Dividends                                                        (1,138)     (1,136)
                                                              ---------    --------

Retained earnings, end of period                              $  77,575    $107,383
                                                              =========    ========
Earnings(loss) per common and common equivalent share:
  Income (loss) from continuing operations                    $    (.18)   $    .17
  Income (loss) from discontinued operations                       (.36)        .25
                                                              ---------    --------
Net income (loss)                                             $    (.54)   $    .42
                                                              =========    ========
Dividends per common share                                    $     .18    $    .18
                                                              =========    ========



The accompanying notes are an integral part of the condensed consolidated financial statements.

                      NASHUA CORPORATION AND SUBSIDIARIES
                      -----------------------------------
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------
                                  (Unaudited)
                                  -----------
     (In thousands)
                                                                Three Months Ended
                                                          ------------------------------
                                                          April 1, 1994    April 2, 1993
                                                          -------------    -------------
     Cash flows from operating activities:
       Net income (loss)                                      $ (3,453)       $  2,639
       Adjustments to reconcile net income (loss) to
         cash provided by (used in) operating activities:
           Depreciation and amortization                         3,963           5,884
           Net change in working capital                          (671)         (1,161)
                                                             ---------        --------

     Cash provided by (used in) operating activities              (161)          7,362
                                                             ---------        --------

     Cash flows from investing activities:
       Investment in plant and equipment                        (4,810)         (5,135)
                                                             ---------        --------
       Cash used in investing activities                        (4,810)         (5,135)
                                                             ---------        --------

     Cash flows from financing activities:
       Proceeds from borrowings                                  9,900           8,200
       Repayment of borrowings                                  (1,458)        (14,087)
       Dividends paid                                           (1,138)         (1,136)
       Proceeds and tax benefits from shares
         issued under stock option plans                           178              42
                                                             ---------        --------
       Cash provided by (used in) financing activities           7,482          (6,981)
                                                             ---------        --------

     Cash applied to activities of discontinued operations      (1,792)           (113)

     Effect of exchange rate changes on cash                       (17)             12
                                                             ---------        --------

     Increase (decrease) in cash and cash equivalents              702          (4,855)
     Cash and cash equivalents at beginning of period            5,883          12,212
                                                             ---------        --------
     Cash and cash equivalents at end of period              $   6,585        $  7,357
                                                             =========        ========

     Interest paid                                           $     945        $  1,226
                                                             =========        ========
     Income taxes paid                                       $      25        $    614
                                                             =========        ========



     The accompanying notes are an integral part of the condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------

     Earnings Per Common and Common Equivalent Share
     -----------------------------------------------

     Earnings per common and common equivalent share is computed based on the total of the weighted average number of common shares and the weighted average number of common equivalent shares outstanding during the period.

                                          Three Months Ended
                                         --------------------
                                         April 1,    April 2,
                                           1994        1993
                                         --------    --------
     Common shares outstanding         6,322,513    6,310,152
     Common share equivalents             30,414       25,978

     Stock Options
     -------------

     At April 1, 1994 options for 484,885 shares of common stock were outstanding. Stock options for an additional 226,135 shares may be awarded under the Company's 1987 Stock Option Plan and stock options for an additional 232,000 shares may be awarded under the Company's 1993 Stock Incentive Plan.

     Restructuring and Other Unusual Charges
     ---------------------------------------

     As part of the first quarter, the Company recorded a $5.7 million pretax charge relating to the Company's early retirement program, of which $2.6 million was included in continuing operations. The total charge is greater than the $3.5 million previously indicated due to the higher-than-expected level of participation. In addition, as discussed below, the Company has entered into agreements to sell the thin-film disk, oxide disk and head disk assembly operations. Based on the progress-to-date, the Company continues to expect to realize annualized savings in personnel, facilities and other costs (exclusive of the oxide, diskette and thin-film manufacturing businesses) of more than $8.0 million pretax by the end of 1994.

     Segments
     --------

     As part of the Company's restructuring actions, the Office Supplies and Coated Products segments were combined into a new segment, the Commercial Products Group. These two segments were combined as they share similar customers, technologies and industry risks. The remaining operation from the Computer Products Group, Precision Technologies, will be reported separately.

     Discontinued Operations
     -----------------------

     In the first quarter, the Company entered into separate agreements to sell its thin-film disk operation and certain assets of its oxide disk and head disk assembly operation. As a result, the Company is classifying these businesses as discontinued operations. In the fourth quarter of 1993, the Company recorded restructuring and other unusual charges which included the write-down of the assets of these operations to their net realizable values. As such, no loss on disposal of the discontinued operations was recorded in the first quarter of 1994.

     The agreement to sell the net assets of the thin-film disk operation to an investor group includes the retention of a minimum of $10 million of accounts receivable upon closing, an additional contingent cash payment of up to $5 million based on 1994 operating results and a $5 million subordinated three year note. The oxide disk and head disk assembly operation sale of inventory and fixed assets approximates net book value. Both of these transactions are expected to close during the second quarter.

     The results of operations for the thin-film disk, oxide disk and head disk assembly operations have been reported separately as discontinued operations in the condensed consolidated statement of operations and are summarized as follows:

                                                             Three Months Ended
                                                      ----------------------------------
     (In thousands)                                   April 1, 1994        April 2, 1993
                                                      -------------        -------------
     Net sales                                       $19,243                 $ 27,832
                                                     =======                 ========
     Income (loss) before income taxes               $(3,279)                $  2,657
     Income taxes (benefit)                             (984)                   1,050
                                                     -------                 --------
     Income (loss) from discontinued operations      $(2,295)                $  1,607
                                                     =======                 ========

     Income (loss) before taxes for the three months ended April 1, 1994 includes a $3.1 million charge relating to the Company's early retirement program.

     The net assets of the discontinued operations in the April 1, 1994 condensed consolidated balance sheet include:

     (In thousands)

     Accounts receivable                               $13,996
     Inventories                                         5,492
     Deferred tax assets                                 5,283
     Accounts payable                                   (3,020)
     Accrued expenses                                   (3,925)
     Other                                                 835
                                                       -------
     Net current assets of discontinued operations     $18,661
                                                       =======

     Plant and equipment, net                          $ 6,605
     Deferred tax assets                                 6,783
     Other                                                 256
                                                       -------
     Net non-current assets of discontinued operations $13,644
                                                       =======

     Other
     -----

     These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position as of April 1, 1994, the results of operations for the three-month periods ended April 1, 1994 and April 2, 1993, and cash flows for the three-month periods ended April 1, 1994 and April 2, 1993.

           ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    -------------------------------------------------
                    CONDITION AND RESULTS OF OPERATIONS
                    -----------------------------------

     Net sales of $112.8 million for the first quarter of 1994 decreased 2.9 percent due to lower revenues in all groups. In the first quarter of 1994, a loss from continuing operations of $1.2 million was incurred compared with income from continuing operations of $1.0 million in the first quarter of 1993. The loss was in part due to a $2.6 million pretax charge relating to the Company's early retirement program and a $.9 million pretax charge relating to costs incurred on a potential acquisition of a non-U.S. photofinishing business.

     The Commercial Products Group's first quarter sales decreased 2.2 percent to $78.1 million compared to the first quarter of 1993, primarily attributable to lower diskette and copier paper volume. The lower volumes were partially offset by higher sales of duct tape and facsimile paper and the inclusion of sales by Nashua Express which was acquired in July 1993. The group had an operating loss of $2.4 million in 1994 compared with operating income of $.8 million for the same period last year. The loss was a result of weak Nashua Express sales, high product development and process improvement-related costs in the remanufactured laser cartridge business unit and the aforementioned $2.6 million charge relating to the early retirement program.

     Net sales decreased 4.5 percent in the Photofinishing Group to $31.4 million compared to the first quarter last year. Higher order volume in the U.K. was more than offset by promotional pricing and lower volume in the U.S. Operating income for the first quarter of 1994 remained essentially unchanged at $2.6 million from the first quarter last year as higher volume and improved productivity in the U.K. offset the price and volume declines in the U.S.

     Precision Technologies' first quarter sales declined 3.3 percent to $3.3 million compared to the same period in 1993 due to reduced sales to Nashua's thin-film disk operation, reported as part of discontinued operations. A small operating loss was incurred compared to a small operating profit in the first quarter last year due to lower prices on disk substrates.

     Administrative expense for the first quarter remained flat compared to the first quarter in 1993. Selling and distribution expense as a percentage of sales decreased due to lower copier paper, diskette and toner sales, which, in general, have a higher associated selling and distribution expense. Research and development expense increased 38.6 percent compared to the first quarter last year due to increased spending on remanufactured laser cartridge development programs.

     The estimated annual effective income tax rate of 38 percent for the first quarter of 1994 is higher than the U.S. statutory rate of 35 percent primarily due to the unfavorable impact of non-deductible goodwill.

     Working capital increased by $5.4 million to $29.1 million from December 31, 1993 as liabilities were funded, in part, by a $5 million increase in long-term debt. At April 1, 1994 borrowings under the $27 million revolving credit facility, which are subject to covenant restrictions, were $10 million.

                          PART II - OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS
     --------------------------

     As reported in the Company's Form 8-K dated January 25, 1994, Nashua has received a final ruling with respect to the arbitration of claims associated with the Company's sale of its international office systems business to Gestetner PLC in 1990. As a result of this ruling, Nashua has paid Gestetner $1.8 million including interest.

     In January 1994, Nashua settled allegations in Harry E. Aine's Complaint with the United States International Trade Commission that Nashua had infringed U.S. patent RE 32,464 for an immaterial amount.

     In April 1994, Ricoh Company, Ltd. and Ricoh Corporation ("Ricoh") filed a Complaint with the United States District Court, District of New Hampshire, alleging Nashua's infringement of U.S. patents 4,611,730 and 4,878,603 relating to certain toner cartridges for Ricoh copiers. The Complaint seeks damages and injunctive relief. The products involved constitute an insignificant amount of Nashua's sales. The Company believes it has substantial defenses and intends to defend the action vigorously.


     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
     -----------------------------------------

     (a)   Exhibits

           None.


     (b)   Reports on Form 8-K

           On January 25, 1994, the Company filed a report on Form 8-K including the Press Release issued regarding the resolution of the Office Systems business sale arbitration.

           On February 2, 1994, the Company filed a report on Form 8-K including the Press Release issued regarding its fourth quarter and year-end results, including the Company's restructuring plans.

                                   SIGNATURES
                                   ----------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              NASHUA CORPORATION
                                              -------------------------
                                                (Registrant)

     Date:    May 6, 1994                     By:  /s/ W. Luke
             ----------------                 -----------------------
                                                  W. Luke
                                                  Vice President-Finance
                                              (principal financial and duly
                                              authorized officer)