Form 10-Q
period 1994-07-01
NASHUA CORP
filed 1994-08-12
CIK 69680

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q
(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended                July 1, 1994
                               --------------------------------------------
                                       OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1984 For the transition period from
_______________________________ to ________________________________________

Commission file number   1-5492-1
                         --------

                              NASHUA CORPORATION
- - ---------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               DELAWARE                                   02-0170100
- - ----------------------------------------           ------------------------
        (State of incorporation)                       (I.R.S. Employer
                                                     Identification Number)

         44 Franklin Street
         P.O. Box 2002
         Nashua, New Hampshire                            03061-2002
- - ----------------------------------------           ------------------------
(Address of principal executive offices)                  (Zip Code)


Registrant's telephone number, including area code    (603) 880-2323
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

                    Yes ___X___          No ______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                            Outstanding at August 5, 1994
- - -----------------------------                --------------------------------
Common Stock, par value $1.00                6,346,310 shares (excluding,
                                             23,850 shares held in treasury)

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
- - -----------------------------


                      NASHUA CORPORATION AND SUBSIDIARIES
                      -----------------------------------
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------
(In thousands)


                                                              July 1, 1994               December 31,
                                                               (Unaudited)                   1993
                                                              ------------               ------------
ASSETS
- - ------
         Cash and cash equivalents                               $  8,916                    $  5,883
         Accounts receivable                                       41,848                      47,657
         Inventories
                 Materials and supplies                            11,593                      11,793
                 Work in process                                    5,279                       4,875
                 Finished goods                                    11,233                      17,000
                                                                 --------                    --------
                                                                   28,105                      33,668

         Other current assets                                      23,049                      22,573
                                                                 --------                    --------
                 Total current assets                             101,918                     109,781
                                                                 --------                    --------
         Plant and equipment                                      127,221                     164,742
         Accumulated depreciation                                 (58,803)                    (93,509)
                                                                 --------                    --------
                                                                   68,418                      71,233

         Other assets                                              43,271                      38,051
                                                                 --------                    --------
                 Total assets                                    $213,607                    $219,065
                                                                 ========                    ========


LIABILITIES AND SHAREHOLDERS' EQUITY:
- - ------------------------------------
         Notes and loans payable                                 $    300                    $  2,900
         Current maturities of long-term debt                       3,501                       2,500
         Accounts payable                                          34,355                      29,951
         Accrued expenses                                          32,325                      48,669
         Income taxes payable                                         445                       2,033
                                                                 --------                    --------
                 Total current liabilities                         70,926                      86,053
         Long-term debt                                            26,327                      20,342
         Other long-term liabilities                               25,249                      19,547
         Common stock and additional capital                       17,763                      17,586
         Retained earnings                                         79,355                      82,166
         Cumulative translation adjustment                         (5,228)                     (5,844)
         Treasury stock, at cost                                     (785)                       (785)

         Commitments and contingencies
                                                                 --------                    --------

                 Total liabilities and shareholders' equity      $213,607                    $219,065
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
                                                             -----------
(In thousands, except per share data)

                                                                          Three Months Ended                  Six Months Ended
                                                                       -------------------------         -----------------------
                                                                                      (Restated)                      (Restated)
                                                                        July 1,         July 2,          July 1,         July 2,
                                                                         1994            1993             1994             1993
                                                                       --------         --------         -------         -------
Net sales                                                              $122,702         $120,325         $235,525       $236,524
Cost of products sold                                                    90,793           88,547          177,465        176,481
Research, selling, distribution and
  administrative expenses                                                26,717           26,971           51,700         52,950
Restructuring and other unusual charges                                       -                -            2,600              -
Interest expense                                                            549              679            1,027          1,349
Interest income                                                             (55)             (76)             (98)          (166)
                                                                       --------         --------         --------       --------
Income from continuing operations
  before income taxes                                                     4,698            4,204            2,831          5,910
Income taxes                                                              1,778            1,661            1,069          2,335
                                                                       --------         --------         --------       --------

Income from continuing operations                                         2,920            2,543            1,762          3,575

Income (loss) from discontinued operations                                    -            1,319           (2,295)         2,926
                                                                       --------         --------         --------       --------

Net income (loss)                                                         2,920            3,862             (533)         6,501
Retained earnings, beginning of period                                   77,575          107,383           82,166        105,880
Dividends                                                                (1,140)          (1,136)          (2,278)        (2,272)
                                                                       --------         --------         --------       --------

Retained earnings, end of period                                      $  79,355         $110,109         $ 79,355       $110,109
                                                                      =========         ========         ========       ========

Earnings (loss) per common and common
  equivalent share:
    Income (loss) from continuing operations                          $     .46         $    .40         $    .28       $    .57
    Income (loss) from discontinued operations                                -              .21             (.36)           .46
                                                                       --------         --------         --------       --------
Net income (loss)                                                     $     .46         $    .61         $   (.08)      $   1.03
                                                                      =========         ========         ========       ========
Dividends per common share                                            $     .18         $    .18         $    .36       $    .36
                                                                      =========         ========         ========       ========



The accompanying notes are an integral part of the condensed consolidated financial statements.

                                                NASHUA CORPORATION AND SUBSIDIARIES
                                                -----------------------------------
                                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          -----------------------------------------------
                                                            (UNAUDITED)
                                                            -----------
(In thousands)
                                                                                 Six Months Ended
                                                                          ---------------------------------
                                                                          July 1 1994          July 2, 1993
                                                                          -----------          ------------
Cash flows from continuing operating activities:
  Income from continuing operations                                       $  1,762                $  3,575
  Adjustments to reconcile income from continuing
    operations to cash provided by continuing
    operating activities:
      Depreciation and amortization                                          7,412                   6,947
      Net change in working capital                                         (7,880)                  6,039
                                                                          --------                --------

Cash provided by continuing operating activities                             1,294                  16,561
                                                                          --------                --------

Cash flows from investing activities of continuing operations:
  Investment in plant and equipment                                         (7,273)                 (5,828)
                                                                          --------                --------
  Cash used in investing activities                                         (7,273)                 (5,828)
                                                                          --------                --------

Cash flows from financing activities of continuing operations:
  Proceeds from borrowings                                                  17,400                       -
  Repayment of borrowings                                                  (13,014)                (10,713)
  Dividends paid                                                            (2,278)                 (2,272)
  Proceeds and tax benefits from shares
    issued under stock option plans                                            177                      69
                                                                          --------                --------
  Cash provided by (used in) financing activities                            2,285                 (12,916)
                                                                          --------                --------

Proceeds from sale of discontinued operations                               11,115                       -
Cash applied to activities of discontinued operations                       (4,597)                 (1,591)

Effect of exchange rate changes on cash                                        209                     (19)
                                                                          --------                --------

Increase (decrease) in cash and cash equivalents                             3,033                  (3,793)
Cash and cash equivalents at beginning of period                             5,883                  12,212
                                                                          --------                --------
Cash and cash equivalents at end of period                                $  8,916                $  8,419
                                                                          ========                ========

Interest paid                                                             $  1,015                $  1,239
                                                                          ========                ========
Income taxes paid                                                         $     58                $  2,511
                                                                          ========                ========


The accompanying notes are an integral part of the condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------

Earnings Per Common and Common Equivalent Share
- - -----------------------------------------------

Earnings per common and common equivalent share is computed based on the total of the weighted average number of common shares and the weighted average number of common equivalent shares outstanding during the period.
                                      Three Months Ended                 Six Months Ende
                                   -----------------------           -----------------------
                                    July 1,       July 2,           July 1,         July 2,
                                     1994          1993              1994            1993
                                    -------       -------           -------         -------
Common shares outstanding         6,331,123     6,311,395           6,326,284     6,310,797
Common share equivalents             17,132        27,938              24,011        27,481

Stock Options
- - -------------

At July 1, 1994, options for 567,715 shares of common stock were outstanding. Stock options for an additional 150,705 shares may be awarded under the Company's 1987 Stock Option Plan and stock options for an additional 224,000 shares may be awarded under the Company's 1993 Stock Incentive Plan.

Restructuring and Other Unusual Charges
- - ---------------------------------------

In the first quarter, the Company recorded a $5.7 million pretax charge relating to the Company's early retirement program, of which $2.6 million was included in continuing operations. In addition, as discussed below, the Company has sold its thin-film disk, oxide disk and head disk assembly
operations in the second quarter of 1994.   Based on the progress-to-date, the
Company continues to expect to realize savings in personnel, facilities and other costs (exclusive of the oxide, diskette and thin-film manufacturing businesses) from its restructuring actions at an annualized rate of approximately $8.0 million pretax by the end of 1994.

Segments
- - --------

As part of the Company's restructuring actions in the first quarter, the Office Supplies and Coated Products segments were combined into a new segment, the Commercial Products Group. These two segments were combined as they share similar customers, technologies and industry risks. The remaining operation from the Computer Products Group, Precision Technologies, will be reported separately.

Discontinued Operations
- - -----------------------

During the second quarter of 1994, the Company disposed of its Computer Products businesses in two separate transactions for amounts not materially different from estimates included in the restructuring charge recorded as of the fourth quarter of 1993. As a result, the Company has classified these businesses as discontinuing operations. On May 19, 1994, the Company sold certain assets and liabilities of its thin-film disk operation. The Company received net cash proceeds of $10.0 million and a $4.9 million subordinated three-year note. In addition, the Company may receive additional cash proceeds of up to $5.0 million contingent on future operating results of the thin-film disk operation. On May 13, 1994, the Company sold certain assets of its oxide disk and head disk assembly operation. The purchase price included $1.1 million of cash, plus future royalty payments based on sales.

The results of operations for the discontinued thin-film disk, oxide disk and head disk assembly operations have been reported separately in the condensed consolidated statement of operations and are summarized as follows:

                                                     Six Months Ended
                                               --------------------------
(In thousands)                                 July 1, 1994  July 2, 1993
                                               ------------  ------------
Net sales                                        $19,243       $27,832
                                                 =======       =======
Income (loss) before income taxes                $(3,279)      $ 2,657
Income taxes (benefit)                              (984)        1,050
                                                 -------       -------
Income (loss) from discontinued operations       $(2,295)      $ 1,607
                                                 =======       =======

Income (loss) before taxes for the six months ended July 1, 1994 includes a $3.1 million charge relating to the Company's early retirement program.

Other
- - -----

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position as of July 1, 1994, the results of operations for the three-month and six-month periods ended July 1, 1994 and July 2, 1993, and cash flows for the six-month periods ended July 1, 1994 and July 2, 1993.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         -------------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------

Net sales for the second quarter of 1994 were $122.7 million, a 2 percent increase over the second quarter last year, as increased sales in the Commercial Products Group were partially offset by lower sales in the Photofinishing and Precision Technologies Groups. Net income from continuing operations for the quarter was $2.9 million versus $2.5 million in the prior year due to improvements in the Commercial Products and Photofinishing Groups partially offset by lower volume in Precision Technologies. Net sales for the first six months were essentially flat at $235.5 million verses $236.5 million last year. Increases in Commercial Products were more than offset by decreases in the other two groups. Income from continuing operations for the first six months decreased to $1.8 million from $3.6 million for the same period last year. The decrease was principally the result of a $2.6 million pretax charge relating to the Company's early retirement program and a $.9 million pretax charge relating to costs incurred in the first quarter related to a potential acquisition of a non-U.S. Photofinishing business.

In the fourth quarter of 1993, the Company recorded restructuring and other unusual charges of $48.5 million largely as a result of the Company's decision to dispose of its Computer Products businesses. In the second quarter of 1994, the Company disposed of these businesses for amounts not materially different from estimates included in the restructuring charge recorded in 1993. At the end of the second quarter of 1994, the Company has substantially completed its restructuring activities except for the consolidation of certain facilities. Management is currently reviewing several options and anticipates completing these actions by year end. The Company expects to realize savings in personnel, facilities and other costs (exclusive of the oxide, diskette and thin-film manufacturing businesses) from its restructuring actions at an annualized rate of approximately $8.0 million pretax by the end of 1994.

The Commercial Products Group's second quarter sales increased 6 percent to $82.1 million, due to significantly higher duct tape, label and copier toner volumes and the inclusion of sales from the office supplies catalog (Nashua Express), which was acquired in July 1993. The increases were partially offset by lower carbonless paper and diskette sales. For the first six months of 1994, sales increased 2 percent to $160.3 million, primarily attributable to higher duct tape sales volumes and the inclusion of Nashua Express, offset by significantly lower diskette and copier paper volumes. The Group had operating income of $2.6 million for the second quarter, an increase of 47 percent from the second quarter last year, primarily as a result of higher tape and label volumes, offset by weak Nashua Express sales volume, higher development costs associated with the remanufactured cartridges business and increased selling expenses. For the six months, operating income declined to $.2 million from $2.6 million for the same period a year ago, as the impact of improved sales volumes was more than offset by the aforementioned $2.6 million charge relating to early retirements, weak Nashua Express sales and significantly higher product development costs for the remanufactured laser cartridge business.

Sales for the Photofinishing Group for the second quarter and first six months of 1994 declined approximately 4 percent. Lower U.S. and Canadian order volumes and the unfavorable effect of a weaker British pound than in the year ago period offset generally favorable pricing in the U.S. and U.K. Operating income increased by 6.4 percent and 3.4 percent for second quarter and first six months of 1994, respectively, primarily due to improved manufacturing productivity in the U.K., favorable promotional pricing and reduced marketing expenses.

Lower sales to its principal customer accounted for Precision Technologies' sales decline of 21 percent and 13 percent, respectively, for the second quarter and first six months of 1994. The Group recorded small operating losses in the second quarter and year-to-date periods of 1994, versus operating profits last year, due to reduced sales volume and a sales mix of lower margin products.

Administrative expense for the second quarter and for the first six months was substantially the same as the comparable periods last year as cost savings related to the restructuring were offset by the inclusion of Nashua Express acquired in the third quarter of 1993. Selling and distribution expense as a percentage of sales was relatively constant for the second quarter and the first six months compared to the same period one year ago. Research and development expense increased 36% in the second quarter from the second quarter in 1993 and 37% for the first six months as compared to the first six months in 1993, primarily due to increased spending on new product development.

The effective income tax rate of 38 percent for the first six months of 1994 is higher than the U.S. statutory rate of 35 percent, primarily due to the unfavorable impact of non-deductible goodwill amortization and state income taxes.

Working capital increased by $7.3 million to $31.0 million from December 31, 1993. The Company received proceeds of $11.1 million in the second quarter from the sale of the discontinued Computer Products Group which was used to fund operations and restructuring actions, primarily severance payments related to the Company's early retirement program. In July, 1994, the Company replaced its revolving credit facility with a new facility increasing the credit available to the Company under commitment to $40 million. The terms of the facility are substantially similar to those in the Company's previous facility.

                          PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS
- - --------------------------

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- - ------------------------------------------------------------
On April 22, 1994, the Annual Meeting of the stockholders of Nashua Corporation was held.  The following individuals were elected Directors of the Company by the votes cast for and withheld from those individuals as indicated below:
                                         For                       Withheld
                                         ---                       --------
         Joseph A. Baute              5,292,546                    276,118
         Richard E. Carter            5,292,581                    276,083
         Charles E. Clough            5,276,280                    292,384
         Thomas W. Eagar              5,294,691                    273,973
         Charles S. Hoppin            5,294,921                    273,743
         John M. Kucharski            5,294,921                    273,743
         William E. Mitchell          5,097,461                    471,203
         Guy W. Nichols               5,292,604                    276,060
         James F. Orr III             5,294,721                    273,943
         James Brian Quinn            5,293,446                    275,218

ITEM 5.  OTHER INFORMATION
- - --------------------------

As of July 25, 1994 Nashua Corporation announced that William E. Mitchell, formerly Nashua's president and chief operating officer, was named chief executive officer. Mitchell succeeds Charles E. Clough who functioned as the Company's chief executive officer for the past 11 years. Clough remains the Company's non-executive chairman of the board.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
- - -----------------------------------------

         (a)  Exhibits

                  4.01    Note Agreement dated as of July 29, 1994

         (b)  Reports on Form 8-K

              No reports on Form 8-K were filed during the quarter for which this report is filed.

                                SIGNATURES
                                ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 NASHUA CORPORATION
                                            -----------------------------
                                                  (Registrant)

Date: August 12, 1994                       By:  /s/ W. Luke
      ---------------                       -----------------------------
                                                W. Luke
                                                Vice President-Finance
                                            (principal financial and duly
                                                      authorized officer)