Form 10-Q/A
period 1994-07-01
NASHUA CORP
filed 1994-09-30
CIK 69680

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q/A
(Mark One)

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
                         --------

                              NASHUA CORPORATION
- - - ---------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               DELAWARE                                   02-0170100
- - - ----------------------------------------           ------------------------
        (State of incorporation)                       (I.R.S. Employer
                                                     Identification Number)

         44 Franklin Street
         P.O. Box 2002
         Nashua, New Hampshire                            03061-2002
- - - ----------------------------------------           ------------------------
(Address of principal executive offices)                  (Zip Code)


Registrant's telephone number, including area code    (603) 880-2323
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

                    Yes ___X___          No ______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                            Outstanding at August 5, 1994
- - - -----------------------------                --------------------------------
Common Stock, par value $1.00                6,346,310 shares (excluding,
                                             23,850 shares held in treasury)

                         PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
- - - -----------------------------------------

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



                                                 NASHUA CORPORATION
                                            -----------------------------
                                                  (Registrant)

Date: September 30, 1994                    By:  /s/ W. Luke
                                            -----------------------------
                                                W. Luke
                                                Vice President-Finance
                                            (principal financial and duly
                                                      authorized officer)