Form 10-Q
period 1994-09-30
NASHUA CORP
filed 1994-11-10
CIK 69680

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q
(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 1994
                                                        -----------------------
                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1984 For the transition period from          to
                                                        ---------   -----------

Commission file number   1-5492-1
                         --------

                              NASHUA CORPORATION
- - -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                   02-0170100
- - -------------------------------             -----------------------------------
   (State of incorporation)                 (I.R.S. Employer
                                            Identification Number)

         44 Franklin Street
         P.O. Box 2002
         Nashua, New Hampshire                        03061-2002
- - ----------------------------------------    -----------------------------------
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code   (603) 880-2323
                                                     --------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               Yes   X             No
                   -----              ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                                      November 4, 1994
- - ------------------------------            -----------------------------------
Common Stock, par value $1.00             6,372,710 shares (excluding, 23,860
                                          shares held in treasury)

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
- - -----------------------------

                                           NASHUA CORPORATION AND SUBSIDIARIES
                                           -----------------------------------
                                          CONDENSED CONSOLIDATED BALANCE SHEETS
                                          -------------------------------------

(In thousands)

                                                                     Sept. 30, 1994                December 31,
ASSETS:                                                               (Unaudited)                    1993
- - -------                                                             ---------------             ---------------
  Cash and cash equivalents                                             $ 11,516                    $  5,883
  Accounts receivable                                                     42,687                      47,657
  Inventories
      Materials and supplies                                              13,416                      11,793
      Work in process                                                      5,003                       4,875
      Finished goods                                                      12,996                      17,000
                                                                        --------                    --------
                                                                          31,415                      33,668
  Other current assets                                                    24,720                      22,573
                                                                        --------                    --------
      Total current assets                                               110,338                     109,781
                                                                        --------                    --------
  Plant and equipment                                                    132,922                     164,742
  Accumulated depreciation                                               (62,924)                    (93,509)
                                                                        --------                    --------
                                                                          69,998                      71,233
  Other assets                                                            46,618                      38,051
                                                                        --------                    --------
      Total assets                                                      $226,954                    $219,065
                                                                        ========                    ========


LIABILITIES AND SHAREHOLDERS' EQUITY:
- - ------------------------------------
  Notes and loans payable                                               $  1,800                    $  2,900
  Current maturities of long-term debt                                         -                       2,500
  Accounts payable                                                        33,770                      29,951
  Accrued expenses                                                        29,685                      48,669
  Income taxes payable                                                     2,736                       2,033
                                                                        --------                    --------
      Total current liabilities                                           67,991                      86,053
  Long-term debt                                                          40,323                      20,342
  Other long-term liabilities                                             25,254                      19,547
  Common stock and additional capital                                     18,269                      17,586
  Retained earnings                                                       80,567                      82,166
  Cumulative translation adjustment                                       (4,665)                     (5,844)
  Treasury stock, at cost                                                   (785)                       (785)

  Commitments and contingencies
                                                                        --------                    --------

      Total liabilities and shareholders' equity                        $226,954                    $219,065
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

                                              NASHUA CORPORATION AND SUBSIDIARIES
                                              -----------------------------------
                             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                             ---------------------------------------------------------------------
                                                          (UNAUDITED)
                                                          -----------

(In thousands, except per share data)                               Three Months Ended                Nine Months Ended
                                                                    ---------------------             --------------------
                                                                               (Restated)                       (Restated)
                                                              Sept. 30,          Oct. 1,        Sept. 30,        Oct. 1,
                                                                1994              1993             1994            1993
                                                             -----------      -----------      -----------     -----------
Net sales                                                      $127,852         $133,332         $363,377        $369,856
Cost of products sold                                            94,537           97,300          272,002         273,781
Research, selling, distribution and
  administrative expenses                                        28,945           27,908           80,645          80,858
Restructuring and other unusual charges                               -                -            2,600               -
Interest expense                                                    668              435            1,695           1,784
Interest income                                                    (218)             (63)            (316)           (229)
                                                               --------         --------         --------        --------

Income from continuing operations
  before income taxes                                             3,920            7,752            6,751          13,662
Income taxes                                                      1,564            2,898            2,633           5,233
                                                               --------         --------         --------        --------

Income from continuing operations                                 2,356            4,854            4,118           8,429

Income (loss) from discontinued operations                            -             (463)          (2,295)          2,463
                                                               --------         --------         --------        --------

Net income                                                        2,356            4,391            1,823          10,892
Retained earnings, beginning of period                           79,355          110,109           82,166         105,880
Dividends                                                        (1,144)          (1,136)          (3,422)         (3,408)
                                                               --------         --------         --------        --------

Retained earnings, end of period                               $ 80,567         $113,364         $ 80,567        $113,364
                                                               ========         ========         ========        ========

Earnings(loss) per common and common
  equivalent share:
    Income from continuing operations                          $    .37         $    .76         $    .65        $   1.33
    Income (loss) from discontinued operations                        -             (.07)            (.36)            .39
                                                               --------         --------         --------        --------
Net income                                                     $    .37         $    .69         $    .29        $   1.72
                                                               ========         ========         ========        ========
Dividends per common share                                     $    .18         $    .18         $    .54        $    .54
                                                               ========         ========         ========        ========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                                            NASHUA CORPORATION AND SUBSIDIARIES
                                            -----------------------------------
                                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      -----------------------------------------------
                                                        (UNAUDITED)
                                                        -----------
(In thousands)
                                                                                   Nine Months Ended
                                                                             ----------------------------
                                                                         Sept. 30, 1994            Oct. 1, 1993
                                                                         --------------            ------------
Cash flows from continuing operating activities:
  Income from continuing operations                                         $ 4,118                 $  8,429
  Adjustments to reconcile income from continuing
    operations to cash provided by continuing
    operating activities:
      Depreciation and amortization                                          11,726                   10,982
      Net change in working capital                                         (19,621)                  12,644
                                                                            -------                 --------

Cash provided by (used in) continuing operating activities                   (3,777)                  32,055
                                                                            -------                 --------

Cash flows from investing activities of continuing operations:
  Investment in plant and equipment                                         (11,935)                (10,282)
  Acquisition of business                                                         -                  (4,286)
                                                                            -------                 -------
  Cash used in investing activities                                         (11,935)                (14,568)
                                                                            -------                 -------

Cash flows from financing activities of continuing operations:
  Proceeds from borrowings                                                   38,400                   1,500
  Repayment of borrowings                                                   (22,019)                (13,219)
  Dividends paid                                                             (3,422)                 (3,408)
  Proceeds and tax benefits from shares
    issued under stock option plans                                             683                      87
                                                                            -------                 -------
  Cash provided by (used in) financing activities                            13,642                 (15,040)
                                                                            -------                 -------

Proceeds from sale of discontinued operations                                11,115                       -
Cash applied to activities of discontinued operations                        (3,896)                 (7,214)

Effect of exchange rate changes on cash                                         484                     (91)
                                                                            -------                 -------

Increase (decrease) in cash and cash equivalents                              5,633                  (4,858)
Cash and cash equivalents at beginning of period                              5,883                  12,212
                                                                            -------                 -------
Cash and cash equivalents at end of period                                  $11,516                 $ 7,354
                                                                            =======                 =======

Interest paid                                                               $ 2,038                 $ 2,097
                                                                            =======                 =======
Income taxes paid                                                           $ 2,605                 $ 3,645
                                                                            =======                 =======

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

                                  Three Months Ended                 Nine Months Ended
                               ------------------------           -----------------------
                               Sept. 30,        Oct. 1,           Sept. 30,       Oct. 1,
                                  1994          1993                1994           1993
                               ----------     ---------           ---------      --------
Common shares outstanding       6,348,140     6,312,478           6,334,524     6,311,357
Common share equivalents           15,021        38,546              21,294        31,629

Stock Options
- - -------------

At September 30, 1994, options for 521,325 shares of common stock were outstanding. Stock options for an additional 155,685 shares may be awarded under the Company's 1987 Stock Option Plan and stock options for an additional 224,000 shares may be awarded under the Company's 1993 Stock Incentive Plan.

Restructuring and Other Unusual Charges
- - ---------------------------------------

In the first quarter of 1994, the Company recorded a $5.7 million pretax charge relating to the Company's early retirement program, of which $2.6 million was included in continuing operations. In addition, as discussed below, the Company sold its thin-film disk, oxide disk and head disk assembly operations
in the second quarter of 1994.   Based on the progress-to-date, the Company
expects to realize savings in personnel, facilities and other costs (exclusive of the oxide, diskette and thin-film manufacturing businesses) from its restructuring actions at an annualized rate of approximately $8.0 million when the restructuring actions are completed.

Segments
- - --------

As part of the Company's restructuring actions in the first quarter, the Office Supplies and Coated Products segments were combined into a new segment, the Commercial Products Group. These two segments were combined as they share similar customers and industry risks. The remaining operation from the Computer Products Group, Precision Technologies, is reported separately.

Discontinued Operations
- - -----------------------

During the second quarter of 1994, the Company disposed of substantially all its Computer Products businesses in two separate transactions for amounts not materially different from estimates included in the restructuring charge recorded as of the fourth quarter of 1993. As a result, the Company has classified these businesses as discontinued operations. On May 19, 1994, the Company sold certain assets and liabilities of its thin-film disk operation. The Company received net cash proceeds of $10.0 million and a $4.9 million subordinated three-year note. In addition, the Company may receive additional cash proceeds of up to $5.0 million contingent on future operating results of the thin-film disk operation. On May 13, 1994, the Company sold certain assets of its oxide disk and head disk assembly operation. The company received proceeds of $1.1 million of cash, plus future royalty payments based on sales.


The results of operations for the discontinued thin-film disk, oxide disk and head disk assembly operations have been reported as discontinued operations in the condensed consolidated statement of operations and are summarized as follows:

                                                  Three Months Ended             Nine Months Ended
                                               -----------------------        ----------------------
(In thousands)                                  Sept. 30,      Oct. 1,         Sept. 30,     Oct. 1,
                                                  1994          1993             1994         1993
                                               ----------      -------        ---------      -------
Net sales                                               -      $18,293          $19,243      $70,890
                                               ==========      =======          =======      =======
Income (loss) before income taxes                       -      $  (495)         $(3,279)     $ 4,341
Income taxes (benefit)                                  -          (32)            (984)       1,878
                                               ----------      -------          -------      -------
Income (loss) from discontinued operations              -      $  (463)         $(2,295)     $ 2,463
                                               ==========      =======          =======      =======

Income (loss) before taxes for the nine months ended September 30, 1994 includes a $3.1 million charge relating to the Company's early retirement program.

Other

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflecting all adjustments (consisting solely of normal recurring adjustments) considered necessary to present fairly the financial position as of September 30, 1994, the results of operations for the three-month and nine-month periods ended September 30, 1994 and October 1, 1993, and cash flows for the nine-month periods ended September 30, 1994 and October 1, 1993.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         -------------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------

Net sales for the third quarter of 1994 were $127.9 million, 4 percent lower than the third quarter last year, as the Company experienced sales declines in each of its three business groups. Income from continuing operations for the third quarter was $2.4 million versus $4.9 million in the prior year, reflecting lower performances in each group. Net sales for the first nine months of 1994 were $363.4 million, down 2 percent from the same period last year. Income from continuing operations for the nine month period in 1994 decreased to $4.1 million from $8.4 million for the same period in 1993. The decrease was primarily caused by the reduced sales level, a $2.6 million pretax charge in the first quarter of 1994 related to the Company's early retirement program and a $.9 million pretax charge relating to costs incurred in the first quarter in conjunction with a potential acquisition of a non- U.S. Photofinishing business.

In the fourth quarter of 1993, the Company recorded restructuring and other unusual charges of $48.5 million largely as a result of the Company's decision to dispose of substantially all its Computer Products businesses. In the second quarter of 1994, the Company disposed of these businesses for amounts not materially different from estimates included in the restructuring charge recorded in 1993. At the end of the third quarter of 1994, the Company has substantially completed its restructuring activities except for consolidating certain facilities. Management is currently reviewing several options and anticipates completing these actions during the first half of 1995. The Company expects to realize savings in personnel, facilities and other costs (exclusive of the oxide, diskette and thin- film manufacturing businesses) from its restructuring actions at an annualized rate of approximately $8.0 million pretax when the restructuring actions are completed.

The Commercial Product Group's sales for the third quarter fell 4 percent to $79.2 million due to lower volumes in the diskette, remanufactured cartridge, and office supplies catalog businesses. The decreases were partially offset by increased sales volume of thermal paper, label and tape products. For the first nine months of 1994, sales were slightly lower as lower volumes of diskettes, carbonless paper and remanufactured cartridges were offset by increases in tape and thermal paper sales, and by the inclusion of the office supplies catalog, which was acquired in July 1993. Operating income for the Group was $.5 million during the third quarter of 1994, a decrease of 71 percent from the third quarter last year, due primarily to the realization of a $.7 million benefit in 1993 related to a modification of the Company's postretirement medical plan, 1994 expenses associated with the development of new customer support systems, and lower remanufactured cartridge and office supplies catalog sales than a year ago. For the nine months, operating income declined 83 percent to $.8 million due to lower office supplies catalog sales, significantly higher product development costs for the remanufactured cartridge business, and the aforementioned $2.6 million charge related to the early retirement program.

Sales for the Photofinishing Group for the third quarter and first nine months of 1994 declined 3 percent and 4 percent, respectively, from the comparable periods of 1993. The decrease is primarily due to lower sales volumes in the U.S. and Canada. Operating income declined 14 percent for the third quarter of 1994 and 6 percent for the first nine months of 1994 versus the comparable periods last year primarily due to lower U.S. and Canada sales volumes and higher promotional and manufacturing costs in the U.K.

Precision Technologies sales declined 20 percent and 15 percent for the third quarter and first nine months of 1994, respectively. The Group recorded small operating losses in the third quarter and year-to-date periods of 1994, versus operating profits last year, due to reduced sales volumes to its principal customer, the successor to the former Computer Products business.

Research, selling, distribution and administrative expense increased 4 percent in the third quarter of 1994 from the same quarter of 1993, and were substantially the same for the comparable nine month periods. Selling and distribution expense as a percentage of sales increased for the third quarter and first nine months of 1994 compared to the same period last year due to expenses associated with the development of new customer support systems for the Commercial Products Group. Research and development expense increased in both the third quarter and first nine months of 1994 versus the comparable periods of 1993, in line with the Company's objective to increase focus on new product development.

The effective tax rate of 39 percent for the first nine months of 1994 is higher than the U.S. statutory rate of 35 percent, primarily due to the unfavorable impact of non-deductible goodwill amortization and state income taxes.

Working capital from continuing operations increased $19.4 million from December 31, 1993. Accounts receivable from continuing operations increased $8.4 million from the prior year-end, primarily due to the inclusion of third-party accounts receivable for Precision Technologies and increased sales in the third quarter of 1994 versus the fourth quarter of 1993. The Company had net borrowings of $16.4 million during the first nine months of 1994 and received $11.1 million from the sale of the discontinued Computer Products Group, both of which were used to fund continuing operations and restructuring actions, primarily severance payments related to the Company's early retirement program. In July 1994, the Company replaced its revolving credit facility with a new facility increasing the credit available to the Company under commitment to $40 million. The terms of the facility are substantially similar to those in the Company's previous facility.



                          PART II - OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
- - -----------------------------------------

     No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             NASHUA CORPORATION
                                        ------------------------------------
                                              (Registrant)

Date:  November 10, 1994                By:  /s/W. Luke
                                        ------------------------------------
                                             W. Luke, Vice President-Finance
                                        (principal financial and duly
                                                   authorized officer)