Form 10-K
period 1994-12-31
NASHUA CORP
filed 1995-03-28
CIK 69680

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM  10-K
(Mark One)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
For the fiscal year ended December 31, 1994
                          -----------------

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the transition period from                           to
                              ---------------------------   -------------------

Commission File Number 1-5492-1
                       --------

                              NASHUA  CORPORATION
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its Charter)

             Delaware                                     02-0170100
- ------------------------------------     ---------------------------------------
    (State of incorporation)             (I.R.S. Employer Identification Number)

     44 Franklin Street
     P.O. Box 2002
     Nashua, New Hampshire                             03061-2002
- ------------------------------------     ---------------------------------------
   (Address of principal executive                     (Zip Code)
     offices)


Registrant's telephone number,
   including area code                               (603) 880-2323
                                         ---------------------------------------

Securities registered pursuant to Section 12(b) of the Act:

                                                    Name of each exchange
       Title of each class                           on which registered
       -------------------               ---------------------------------------

Common Stock, par value $1.00                    New York Stock Exchange
Preferred Stock Purchase Rights                  New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ( ).




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

Yes    X         No
      ---           ---

         The aggregate market value of voting stock held by non-affiliates of the registrant as of March 15, 1995 was approximately $124,287,150. The number of shares outstanding of the registrant's Common Stock as of March 15, 1995 was 6,373,700 (excluding 23,870 shares held in treasury).



                      DOCUMENTS INCORPORATED BY REFERENCE



         Portions of the registrant's Proxy Statement dated March 24, 1995 for the annual meeting of stockholders to be held on April 28, 1995 are incorporated by reference into Part III of this report.

                                   PART  I
ITEM 1.  BUSINESS
- -----------------

GENERAL
- -------

         Nashua Corporation conducts business in three segments: Commercial Products, Photofinishing and Precision Technologies. Foreign sales and export sales from the United States totaled $102.4 million and represented 21 percent of the Company's total sales in fiscal 1994.

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

         In the fourth quarter of 1993, the Company recorded restructuring and other unusual charges totaling $48.5 million. Approximately $36.7 million of this amount related to management's decision to sell or otherwise liquidate the thin-film, oxide and diskette manufacturing operations of the Computer Products Group. The 1993 charge also included approximately $11.8 million related to the integration and streamlining of the Commercial Products Group, including workforce reductions, as well as consolidation of facilities and the write-down of certain assets. As part of the restructuring plan, the Company offered certain of its employees an early retirement program and recorded an additional pretax charge in the first quarter of 1994 of $5.7 million, of which $2.6 million related to the Company's continuing operations and $3.1 million related to discontinued operations.

         During the second quarter of 1994, the Company sold substantially all of its Computer Products businesses for total cash proceeds of $11.1 million, subordinated notes of $4.9 million and future royalty payments based on sales of the oxide disk and head- disk assembly operations. In addition, the Company will receive cash proceeds of approximately $2.0 million based on the 1994 operating results of the thin-film disk operation. The amounts received were not materially different from the estimates included in the 1993 charge. As a result of the sale of the businesses, the related results of operations were reclassified as discontinued operations.

         On January 13, 1995, the Company acquired certain photofinishing operations from Nexus Photo Ltd. The acquisition includes mail-order photofinishing operations in France, Belgium, the Netherlands and Spain, and a wholesale film-processing business in Northern Ireland. The annual sales of the acquired businesses are approximately $43 million. The total purchase price was approximately $25.6 million, plus an additional payment based on certain future sales volume in the Northern Ireland operation. Management estimates that the additional payment will not exceed $1.3 million. Approximately $20.7 million of the purchase price was provided by a new $75 million revolving credit agreement dated January 5, 1995.

The Note entitled "Information About Operations" to the Company's Consolidated Financial Statements, which appears on page 33 of this Form 10-K, contains financial information concerning Nashua's business segments.


COMMERCIAL PRODUCTS
- -------------------

         In 1994, the Company consolidated the Office Supplies and Coated
Products Groups into the Commercial Products Group.    The objective of the
reorganization was to improve service levels, leverage selling capabilities and reduce costs by offering the full breadth of products to all customers through available distribution channels. The Commercial Products Group manufactures and sells office and industrial imaging supplies and industrial and commercial tape products to several customer types, including: resellers (dealers, distributors and paper merchants), merchant retailers, industrial end-users, third-party converters, original equipment manufacturers and private label distributors.

         Imaging Supplies. The Company's imaging supplies consist of a variety of consumable products used in the process of reproducing readable images on plain or specially treated papers and labels. Nashua's imaging supplies are comprised of toners, developers, remanufactured laser printer cartridges, facsimile paper, copy paper, labels and label papers, carbonless papers and thermal papers. Imaging supply sales were $259.5 million for 1994, $264.8 million for 1993 and $261.1 million for 1992.

         Nashua markets its toners, developers, facsimile paper, copy paper and remanufactured laser printer cartridges to its national and government accounts through a network of approximately 150 dealers located throughout the United States. These dealers also purchase Nashua's imaging supplies for resale directly to end-users. The Company also sells certain of these products through its own sales force to office supply distributors, and to original equipment manufacturers and private label distributors.

         Nashua's competitors for toners and developers include Xerox Corporation, Canon, Inc., Ricoh Corporation and Eastman Kodak Company, which sell supplies for use in machines manufactured by them. The Company also competes with other smaller independent manufacturers of toner and developer products. This market segment is competitive, with more sophisticated toner formulas and shorter product life cycles requiring timely product development and marketing.

         The Company's primary competitor for its remanufactured laser printer cartridges is Canon, Inc. which manufactures both new and remanufactured laser printer cartridges principally for sale to large original equipment manufacturers, including Hewlett Packard Company, for resale under their brand names. In addition, there are several thousand small laser printer cartridge rechargers who provide low volumes to small customers. In order to reduce manufacturing costs and maintain competitive pricing, the Company announced in January, 1995 its intention to relocate remanufactured laser printer cartridge production from its leased facility in Exeter, New Hampshire to Mexico.

         The Company's label and label paper products consist of thermosensitive label papers, dry-gummed label papers and pressure- sensitive labels and label roll stock.

         Nashua's thermosensitive label papers are coated with an adhesive which is activated when heat is applied. These products are usually sold through fine paper merchants who, in turn, resell these products to printers who convert the papers into labels for use primarily in the pharmaceutical industry. Nashua's thermosensitive label papers are also used in the bakery industry and the meat packaging industry.

         DavacR dry-gummed label paper is a paper which is coated with a moisture-activated adhesive. DavacR dry-gummed label paper is sold primarily to fine paper merchants and business forms manufacturers. It is ultimately converted into various types of labels and stamps.

         Nashua's competitors in the thermosensitive and dry-gummed label industries include Brown- Bridge Company (a division of Spinnaker Industries, Inc.) and Ivex Corporation.

         Nashua manufactures pressure-sensitive labels and roll stock using both plain and thermal imaging papers. Nashua sells labels through distributors and directly to end-users and sells roll stock to the label converting industry. Significant uses of such labels include grocery scale marking, inventory control and address labels. Nashua is a major supplier of labels to the supermarket industry and labels for use in the distribution and transportation of products. Nashua's label business is price sensitive and competitive, and includes competitors such as Avery/Dennison Corporation and Uarco, Inc., plus numerous small regional competitors.

         Nashua's carbonless paper is a coated paper used in the production of multi-part business forms which produce multiple copies without carbon paper. The product is sold in sheet form through fine paper merchants and in roll form directly to the printing industry, where it is converted into multi-part business forms. Within the carbonless paper market, Nashua generally competes with large integrated manufacturers including Appleton Papers, Inc., The Mead Corporation and 3M.

         Nashua's thermal papers develop an image upon contact with either a heated stylus or a thermal print head. A major application for these papers is for use in thermal facsimile machines. This application is expected to be adversely affected in the future by the increased use of plain paper facsimile machines. Thermal papers are also used in point of sale printers, airline and package identification systems, gaming and ticketing systems, medical and industrial recording charts and for conversion to labels. Nashua markets facsimile paper primarily to dealers and distributors for resale. Other thermal papers are sold to printers, office equipment dealers, small-roll converters, original equipment manufacturers and converted into pressure-sensitive thermal labels. The thermal paper industry is competitive and price sensitive. Nashua's competitors include major integrated companies such as Appleton Papers, Inc., Kanzaki Paper Mfg. Co., Ltd., Jujo Paper Co., Ltd., Ricoh Corporation, as well as several other manufacturers in Japan and Europe.

         Tape. Nashua's tape products include duct tape and masking tape for various industrial and consumer uses. Additionally, Nashua sells foil and strapping tape which it acquires from other manufacturers.

         Nashua sells both duct and foil tapes through distributors for use in a variety of applications in many different markets. The heating, ventilating and air conditioning and asbestos remediation markets are large consumers of Nashua duct and foil tapes. Nashua has a prominent market position in the sale of duct tapes. The masking tape market is highly competitive and Nashua sells its products through distributors for resale in many applications and markets. Duct and masking tapes are also sold to large retail chains for resale to consumers and general industrial users. Nashua's key competitors are Anchor, Tesa/Tuck, American Tape, Polyken Technologies, 3M and Shuford Mills, Inc.

         Supplies and Materials. Nashua depends on outside suppliers for most of the raw materials used to produce toners and developers, labels and label papers, carbonless papers, thermal papers and tapes, including paper to be converted and chemicals to be used in producing the various coatings Nashua applies. The Company purchases these materials from several suppliers and believes that adequate supplies are available. The Company experienced significantly higher raw material prices across many product lines in the latter half of 1994, and management anticipates this trend will continue into the first half of 1995. Products purchased in finished form (including certain toners and developers, papers and foil and strapping tapes) are readily available from a variety of sources.

PHOTOFINISHING

         Nashua traditionally has provided mail-order photofinishing services to amateur photographers under the tradenames York Photo Labs in the United States, Truprint and York Photo Labs in the United Kingdom and Scot Foto and York Photo in Canada. Nashua develops and prints films received by mail at its processing facilities in the United States, the United Kingdom and Canada, and also sells film, cameras and associated products to its base of customers. Nashua is the market leader in the mail-order photofinishing business in all three countries.

         The January 1995 acquisition of certain Continental European and Northern Ireland photofinishing operations will allow the Company to leverage its existing marketing, processing and system capabilities to expand into the mail-order photofinishing markets in France, Belgium, the Netherlands and Spain, and the wholesale market in Northern Ireland. Nashua will continue to operate the businesses under the tradenames Maxicolor and Trifica in France, Belgium and the Netherlands, Labopost in Spain and Belmont in Northern Ireland. Nashua expects to continue to be the market leader in the France, Belgium and the Netherlands mail-order businesses, and the Northern Ireland wholesale photofinishing business.

         In both the mail-order and wholesale businesses, demand is generally strongest during the third quarter due to increased picture taking by amateur photographers during the summer months.

         SUPPLIES AND MATERIALS. The principal materials used by Nashua's photofinishing business include color print paper, photo developing chemicals and color print films, all of which are available from several manufacturers.

         COMPETITION. The Company's major mail-order photofinishing competitors include District Photo, Inc., Mystic Color Labs Inc. and Seattle Film Works, Inc. in the United States, Grunwick Processing Laboratories Limited in the United Kingdom, Chas Abel Photo Services, Ltd. in Canada, Extra Film in France and Colorado in the Netherlands, as well as numerous other national, regional and local processors in countries in which the Company operates. The proliferation of minilabs and retail stores offering reduced price processing could adversely impact the mail-order segment of the photofinishing market, which has typically relied on its lower prices as a competitive advantage over retail services.


PRECISION TECHNOLOGIES

         Precision Technologies primarily manufactures precision machined parts used as substrates in the manufacture of magnetic computer disks. Precision Technologies had previously been a captive supplier to the Company's Computer Products Group.

         Aluminum substrates are sold to computer disk manufacturers who supply a limited number of large disk-drive manufacturers. Sales in 1994 were primarily to the company which acquired Nashua's thin-film disk operation in the second quarter of 1994, though by year end the dependence on this customer had dropped to approximately 50%. The physical differences among product types of substrates are dictated by the different disk manufacturers. The Company works closely with disk manufacturers to improve compatibility and to meet evolving product specifications. Significant efforts are often required to become qualified as an approved supplier; at the same time product life cycles are becoming increasingly shorter. Precision Technologies' competitors include Kobe Precision, Inc. and International Components Technology Corporation.

         The Company has expended considerable effort to extend its precision-machining capabilities to applications involving a variety of materials with the objective of entering new markets with additional products.

         SUPPLIES AND MATERIALS. Precision Technologies depends on outside suppliers for the continued availability of materials, primarily aluminum. The Company purchases these parts from several suppliers and believes adequate future supplies are available.

RESEARCH AND DEVELOPMENT
- ------------------------

         Nashua's research and development efforts have been instrumental in the development of many of the products it markets. The increase in expenditures in 1994 reflects increased focus on new product development. Nashua's research and development expenditures were $9.6 million in 1994, $7.4 million in 1993 and $6.6 million in 1992.

         During 1994, the Company acquired MicrosharpTM display technology and is working to develop applications for the flat screen display market including projection screens, televisions and computer monitors.

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

         For the past three years the Company has spent approximately $1 million per year in order to keep its operations in compliance with pertinent environmental laws and regulations. In addition, for those sites which the Company has received notification of the need to remediate, the Company has assessed its liability and accrued what it considers to be the most likely amount within the estimated range of remediation costs. At December 31, 1993 the accrual for potential environmental liabilities was $.9 million. Liability of "potentially responsible parties" (PRP) under CERCLA and RCRA, however, is joint and several, and actual remediation expenses at sites where the Company is a PRP may exceed current estimates. The Company believes that based on the facts currently known, and the environmental accrual recorded, its remediation expense with respect to those sites and on-going costs of compliance are not likely to have a material adverse effect on its liquidity, consolidated financial position or results of operations.


EMPLOYEES
- ---------

         Nashua and its subsidiaries had approximately 3,100 full-time employees at March 1, 1995. Most of the hourly employees of Nashua's Commercial Products segment are members of one of several unions, principally the United Paperworkers International Union.

FOREIGN OPERATIONS
- ------------------

         During 1994, Nashua had Photofinishing subsidiaries in Canada and the United Kingdom. In connection with the 1995 acquisition of certain Continental European and Northern Ireland photofinishing operations, the Company has established subsidiaries in Northern Ireland, France and the Netherlands. Nashua had export sales of approximately $41.0 million in 1994, $46.9 million in 1993 and $50.2 million in 1992.

         Nashua includes revenues and other financial data from its foreign operations in its business segment reporting according to the nature of the product sold. The Note to the Company's Consolidated Financial Statements entitled "Information About Operations," which appears on page 33 of this Form 10-K, contains additional information regarding Nashua's foreign operations during the last three years, including identifiable assets, net sales and operating income by geographic area.

         Nashua's international sales are subject to risks that generally do not affect businesses operating wholly within a single country. These include political risks associated with doing business in foreign countries, exchange control and import limitations which may impede the free movement of goods and funds from one country to another and currency exchange rate risks. Nashua's foreign business generally is adversely affected as the United States dollar strengthens against the foreign currencies of the countries in which it does business. From time-to-time Nashua enters into various foreign exchange contracts to mitigate the risk of foreign currency fluctuations with respect to foreign currency denominated transactions.


ITEM 2.  PROPERTIES
- -------------------

         Nashua's manufacturing facilities are located in the United States, Canada, United Kingdom and Northern Ireland. Nashua considers its properties to be in good operating condition and suitable for the production of its products.

         The principal manufacturing facilities of the Company are listed by industry segment, location and principal products produced. Except as otherwise noted, each of these facilities is owned by the Company.

                              PRINCIPAL PROPERTIES


                                                     SQUARE           PRINCIPAL
LOCATION                                             FOOTAGE          PRODUCTS PRODUCED
- --------                                             -------          -----------------
COMMERCIAL PRODUCTS
- -------------------
Merrimack, New Hampshire                             435,000          carbonless paper, facsimile paper,
                                                                      thermosensitive and dry-gummed label
                                                                      papers, chemicals
Omaha, Nebraska                                      170,000          pressure-sensitive labels and laminate
                                                                      paper
Watervliet, New York                                 422,000          pressure-sensitive tapes
Nashua, New Hampshire                                198,000          dry toners and developers, chemicals
Exeter, New Hampshire                                 77,000  (1)(3)  remanufactured laser printer cartridges
Chelmsford, Massachusetts                             35,000  (1)     liquid toners


PHOTOFINISHING
- --------------

Parkersburg, West Virginia                           81,000   (1)     photofinishing
Newton Abbot, United Kingdom                         46,000   (1)     photofinishing
Telford, United Kingdom                              38,000   (1)     photofinishing
Saskatoon, Saskatchewan, Canada                      15,000           photofinishing
Deal, United Kingdom                                 12,000   (1)(2)  photofinishing
Belfast, Northern Ireland                            24,000   (1)(2)  photofinishing

PRECISION TECHNOLOGIES
- ----------------------
Champaign, Illinois                                  32,000           aluminum substrates for computer disks




_____________________
(1) Leased facilities
(2) Acquired by the Company on January 13, 1995.
(3) The Company has announced its intention to relocate remanufactured laser printer cartridge production from its Exeter, New Hampshire facility to
    Mexico.

ITEM 3.  LEGAL PROCEEDINGS
- --------------------------

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

         During 1994, the Internal Revenue Service (IRS) completed an examination of the Company's corporate income tax returns for the years 1988 through 1991. As a result of the IRS' findings, the Company agreed to and paid additional taxes and interest of $7.8 million in January 1995 in connection with adjustments related mainly to the tax treatment of certain items associated with the 1990 sale of the International Office Systems business. On January 13, 1995, the IRS issued a Notice of Deficiency in the amount of $8.7 million in connection with the tax years 1990 and 1991. The tax deficiency relates to the tax treatment of income recognized in connection with the 1990 sale of the Office Systems business. The major issues relate to foreign tax credits, foreign earnings and profits computation, and the treatment of the disposition of preferred stock of a foreign subsidiary. The Company disagrees with the position taken by the IRS and filed a formal protest of the deficiency on February 9, 1995. In management's opinion, the ultimate disposition of this matter will not have a material adverse effect on the financial position or results of operations of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- ------------------------------------------------------------

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT
- ------------------------------------

         Set forth below are the present executive officers of the Company, their ages and their positions held with the Company:

NAME                     AGE           POSITION
- ----                     ---           --------
William E. Mitchell      51            President and Chief Executive Officer
Francis J. Lunger        49            Vice President and Chief Administrative Officer
William Luke             47            Vice President-Finance and Chief Financial Officer

         Mr. Mitchell has been Chief Executive Officer of Nashua since July 1994 and President since September 1993. He was Chief Operating Officer of Nashua from September 1993 to July 1994. Prior to September 1993, he was a Senior Vice President of Raychem Corporation.

         Mr. Lunger has been Vice President, Chief Administrative Officer of Nashua since February 1994. Prior to February 1994, he was Vice President of Raychem Corporation.

         Mr. Luke has been Vice President-Finance and Chief Financial Officer since prior to 1989.

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

ITEM 6. SELECTED FINANCIAL DATA
- ------- -----------------------

Nashua Corporation and Subsidiaries
FIVE YEAR FINANCIAL REVIEW

(In thousands, except per share data, price range, number of employees and percentages)

                                                          1994          1993           1992           1991           1990
                                                          ----          ----           ----           ----           ----
OPERATIONS
Net sales                                                $478,571       $479,838       $491,738        $479,127       $502,754
Gross margin percentage                                      24.4%          25.2%          26.1%           26.0%          25.9%
Selling, distribution and administrative
  expenses as a percentage of sales                          19.9%          20.1%          20.7%           20.1%          19.3%
Income before interest expense and
  taxes as a percentage of sales*                             2.1%           1.2%           4.2%            5.0%           6.1%
Income before taxes as a percentage of sales*                 1.6%           0.8%           3.6%            4.6%           5.7%
Income as a percentage of sales*                              0.9%           0.5%           2.1%            2.7%           3.5%
Effective tax rate                                           40.5%          31.0%          41.5%           40.9%          39.5%
Income before income taxes*                                $7,467         $3,647        $17,836         $22,221        $28,678
Income after taxes*                                         4,442          2,516         10,434          13,133         17,350
Income (loss) from discontinued operations                 (2,295)       (21,685)        (5,126)        (12,581)         3,445
Cumulative effect of accounting
  principle changes                                             -             -         (10,131)              -              -
Net income (loss)                                           2,147        (19,169)        (4,823)            552         20,795
Earnings (loss) per share:
  Income (loss)*                                             $.70           $.40          $1.65           $2.07          $2.28
  Discontinued operations                                    (.36)         (3.42)          (.81)          (1.98)           .45
  Cumulative effect of accounting
    principle changes                                           -         -               (1.60)              -              -
  Net income (loss)                                           .34          (3.02)          (.76)            .09           2.73
FINANCIAL POSITION
Working capital                                           $46,789       $ 23,728        $ 40,630       $ 35,974       $ 17,207
Total assets                                              227,825        219,065         236,699        243,200        239,474
Long-term debt                                             49,166         20,342          27,865         25,386         10,404
Total debt                                                 49,816         25,742          31,065         30,386         10,404
Total capital employed                                    142,512        118,865         148,217        160,098        144,330
Total debt as a percentage of capital employed               35.0%          21.7%           21.0%          19.0%           7.2%
Shareholders' equity                                      $92,696       $ 93,123        $117,152       $129,712       $133,926
Shareholders' equity per common share                       14.55          14.74           18.57          20.64          21.32
OTHER SELECTED DATA
Investment in plant and equipment                         $16,835      $ 15,050         $12,604         $12,720        $16,069
Depreciation and amortization                              15,270        14,569          14,050          13,387         11,588
Dividends per common share                                    .72           .72             .72             .72            .69
Return on average shareholders' equity                        2.3%        (18.2)%          (3.9%)           0.4%          11.2%
Common stock price range:
  High                                                    $30-3/4      $ 31-3/4       $  31-1/4      $       37      $  44-7/8
  Low                                                      19-3/4        25-1/4              21          18-1/8         30-1/2
  Year-end closing price                                   20-1/2        27-1/2          28-3/8          23-1/8         34-3/8
Number of employees                                         3,054         4,011           4,145           3,869          4,506
Average common and common
  equivalent shares                                         6,360         6,343           6,325           6,332          7,617


See Discontinued Operations and Restructuring Activities, Income Taxes and Postretirement Benefits Notes to Consolidated Financial Statements for a description of certain matters relevant to this data.


* Income is from continuing operations and before the cumulative effect of accounting principle changes.

ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
- -------        ---------------------------------------------------------------
               RESULTS OF OPERATIONS
               ---------------------

RESULTS OF CONTINUING OPERATIONS - 1994 COMPARED TO 1993

Net sales of $478.6 million declined slightly from 1993. The Company generated after-tax income from continuing operations of $4.4 million which included a pretax restructuring charge of $2.6 million. This compared to after-tax income from continuing operations of $2.5 million in 1993 which included a pretax restructuring charge of $11.8 million. Net sales for the year increased in the Commercial Products Group, decreased in the Photofinishing Group, and were substantially unchanged for Precision Technologies. Pretax income from continuing operations, excluding restructuring charges, was $10.1 million compared to $15.4 million in 1993 primarily due to the decline in operating income in the Commercial Products Group and expenses related to the development of the new Microsharp business.

In 1994, the Company created the Commercial Products Group by combining the former Office Supplies and Coated Products Groups. The objective of this reorganization was to improve service levels, leverage selling capabilities and reduce costs by offering the full breadth of Nashua products to all customers. In connection with these changes, the Company's office supplies catalog business was merged with existing sales and marketing operations of the new Commercial Products Group. In addition, the Company spent approximately $1 million in 1994 on professional fees associated with the development of customer interface systems.

Net sales for the Commercial Products Group increased $2.2 million, or 1 percent, driven by strong volume gains for tape, thermal labels, heat seal and copy paper, partially offset by reduced diskette and laser printer cartridge volume. However, operating income before restructuring charges compares unfavorably to 1993 by $3.0 million, primarily due to extremely competitive toner pricing, a shift to lower margin toners and tapes, lower laser printer cartridge volume, and significantly higher raw material prices across many product lines. Realized selling price increases only partially offset the impact of higher raw material costs. Management anticipates that the raw material price trend evidenced in the second half of 1994 will continue into the first half of 1995.

Net sales in the Photofinishing Group decreased $3.3 million, approximately 2 percent, from the prior year. Continued competitive pressure resulted in lower volume in the U.S. compared to the prior year, partially offset by higher volume in the U.K. operation. In addition, U.S. sales in 1994 were depressed by lower prices in the first quarter compared to the comparable period of the prior year, partially offset by improvements in price throughout the year, especially the fourth quarter. While volume and pricing pressures adversely impacted gross margin, operating income, excluding restructuring charges, was substantially unchanged year over year due to lower administrative costs.

Precision Technologies transitioned in 1994 from a captive supplier of substrates to an independent supplier. Net sales were substantially unchanged year to year. Operating income declined $.8 million, primarily due to manufacturing changeover costs and market introduction costs associated with new products being offered to an expanded customer base.

Administrative expenses decreased approximately 8 percent, primarily as a result of efficiencies resulting from the restructuring actions taken in 1994. Selling and distribution expenses as a percentage of sales were essentially unchanged. Research and development expenses increased $2.3 million as a result of the Company's investment in MicrosharpTM display technology and new product development for the Commercial Products Group.

In the fourth quarter of 1993, the Company recorded restructuring and other unusual charges totaling $48.5 million. Approximately $36.7 million of this amount related to management's decision to sell or otherwise liquidate the thin-film, oxide and diskette manufacturing operations of the Computer Products Group. The 1993 charge also included approximately $11.8 million related to the integration and streamlining of the operations of the Commercial Products Group, including workforce reductions, as well as consolidation of facilities and the write-down of certain assets. As part of the restructuring plan, the Company offered certain of its employees an early retirement program and recorded an additional pretax charge in the first quarter of 1994 of $5.7 million, of which $2.6 million related to the Company's continuing operations and $3.1 million related to discontinued operations.

During the second quarter of 1994, the Company sold substantially all of its Computer Products businesses for total cash proceeds of $11.1 million, subordinated notes of $4.9 million and future royalty payments based on sales of the oxide disk and head disk assembly operations. In addition, the Company will receive cash proceeds of approximately $2.0 million based on the 1994 operating results of the thin-film disk operation. The amounts received were not materially different from the estimates included in the 1993 charge. As a result of the sale of these businesses, the related results of operations were reclassified as discontinued operations.

The details of the Company's 1993 restructuring charge related to continuing operations and the activity recorded during 1994, are as follows:

                                                               Balance                                      Balance
                                                              Dec. 31,        1994            1994          Dec. 31,
(In thousands)                                                  1993        Provision        Charges         1994
                                                              --------      ---------       --------        ------
Provisions related to workforce reductions:
  Severance costs                                              $ 3,850        $  700        $ 3,000         $1,550
  Pension and OPEB costs                                           900         2,600          3,500              -
Provisions related to employees not terminated                   1,100             -            950            150
Provisions for assets to be sold or discarded                    5,100        (1,100)         2,750          1,250
Other                                                              850           400          1,250              -
                                                               -------        ------        -------         ------
Total                                                          $11,800        $2,600        $11,450         $2,950
                                                               =======        ======        =======         ======

The 1993 restructuring charge included provisions for salary and benefit continuation costs for approximately 170 employees. The 1994 provision represents a revision in the Company's original estimate of severance costs primarily as a result of approximately 20 additional employee terminations from the Company's Commercial Products Group rather than from discontinued
operations.    As of December 31, 1994, substantially all planned employee reductions have taken place, and the remaining accrual represents payments to be made to these former employees in the first half of 1995. Pension and OPEB costs recorded in 1993 relate to curtailment charges recognized in connection with the planned workforce reductions. The provision recognized in 1994 was recorded in connection with the Company's early retirement program based upon the actual number of employee acceptances. Provisions for employees not terminated relate primarily to relocation costs.

The provisions for assets to be sold or discarded included a charge of approximately $1.8 million to write down certain corporate and manufacturing facilities to their estimated net realizable value, as well as the costs associated with holding certain vacated portions of these facilities during the period until the property can be sold or otherwise disposed. During the year, the Company commissioned an appraisal of its corporate and manufacturing facilities, and as a result of the appraisal revised upward its estimate of proceeds to be realized upon disposal. Other than as described above, there were no material changes during the year to the Company's original estimate of the costs associated with the restructuring actions. Management anticipates all remaining actions will be completed by the end of 1995. As a result of these restructuring actions, the Company anticipates savings in personnel and facility related costs of approximately $8 million in 1995.

The effective tax rate for continuing operations was 40.5 percent compared to
31.0 percent in 1993. The effective tax rate is higher than the U.S. statutory rate in 1994 primarily due to the impact of non-deductible goodwill.

On January 13, 1995, the Company acquired certain photofinishing operations from Nexus Photo Ltd. The acquisition includes mail- order photofinishing operations in France, Belgium, the Netherlands and Spain, and a wholesale film processing business in Northern Ireland. The annual sales of the acquired businesses are approximately $43 million. The total purchase price was approximately $25.6 million, plus an additional payment based on certain future volume in the Northern Ireland operation. Approximately $20.7 million of the purchase price was provided by a new $75 million revolving credit agreement dated January 5, 1995.

RESULTS OF CONTINUING OPERATIONS - 1993 COMPARED TO 1992

Net sales were $479.8 million in 1993, a decrease of 2 percent from 1992, as a result of reduced Photofinishing sales. The Company recorded after-tax income from continuing operations of $2.5 million, which included pretax restructuring charges of $11.8 million. Pretax income from continuing operations, excluding restructuring charges, decreased 13 percent to $15.4 million, primarily due to Commercial Products. In 1992, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" and SFAS No. 109, "Accounting for Income Taxes" which resulted in a net charge of $10.1 million.

Net sales for the Commercial Products Group increased 1 percent compared to 1992, as higher label and facsimile paper volumes more than offset the decline in toner, developer and copier paper sales. Operating profit, before pretax restructuring charges of $3.5 million, decreased 32 percent from 1992 as lower margins on toner, developer and laser toner cartridges more than offset the impact of higher facsimile paper volume, lower carbonless paper manufacturing costs and reduced postretirement benefit expense resulting from changes to the Company's postretirement benefit plans.

Net sales in the Photofinishing Group decreased 8 percent from 1992 due to a decline in the value of the British pound, and lower prices and volume in the United States. Operating income, before pretax restructuring charges of $.8 million, increased 8 percent as higher volume in the United Kingdom more than offset the effect of lower sales in the United States and a weaker exchange rate.

Precision Technologies experienced a decrease in sales of 15 percent, resulting in a reduction of operating profit of 63 percent from 1992.

Administrative expenses increased moderately in 1993 compared to 1992 due primarily to overall wage increases. Selling and distribution expense as a percentage of sales was lower than 1992 due to lower marketing expense in the United Kingdom and lower sales of toner products which generally have a higher associated selling and distribution expense. Research and development expense for 1993 increased 11 percent, primarily in the Commercial Products Group.

The effective tax rate for continuing operations was 31.0 percent in 1993 versus 41.5 percent in 1992. The effective tax rate was less than the U.S. statutory rate in 1993, primarily due to the benefit of state tax loss carrybacks and the revaluation of tax assets caused by the increase in the U.S. statutory rate.

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


LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

Working capital increased approximately $23 million in 1994. This increase was comprised primarily of reductions in accrued restructuring charges, increased inventories and receivables in the Commercial Products Group, and increased receivables in Precision Technologies as it transitioned to an independent supplier. At year end the ratio of total debt to equity increased to 54 percent from 28 percent at December 31, 1993. The ratio of long-term debt to equity increased to 53 percent from 22 percent a year ago. The Company generated $7.1 million in cash from continuing operations before using cash of $6.7 million to fund restructuring activities in 1994. For 1994, cash dividends were $.72 per share reflecting an $.18 per share dividend each quarter.

The Company relies primarily on cash provided by operating activities to fund its normal additions to plant and equipment. Investments in plant and equipment in 1994 were approximately $17 million. Borrowings of $28 million against the Company's revolving credit agreement were primarily used to repay the Company's senior notes, increase working capital and fund restructuring activities. In January 1995, the Company replaced its existing $40 million revolving credit facility with a similar $75 million facility. This new agreement provided $20.5 million of the purchase price for the photofinishing businesses acquired on January 13, 1995. Management believes that available borrowing capacity will provide sufficient resources to meet liquidity needs.

The Company had $28.2 million of deferred tax assets and $4.4 million of deferred tax liabilities at December 31, 1994. The deferred tax assets include $10.7 million of loss and tax credit carryforwards which expire as follows:
$3.1 million in 1996, $.7 million in 1997, $.1 million in 1998, $.6 million in 1999, $.1 million in 2000, $2.4 million in 2001, $.2 million in 2002, and $3.5 million thereafter. These carryforwards relate primarily to the U.S. and will require a minimum of approximately $31 million in cumulative U.S. taxable income prior to the carryforwards' expiration in order to be fully utilized. The remainder of the deferred tax assets pertain to net deductible temporary differences between financial and taxable bases of assets and liabilities such as accruals not yet paid or reserves not yet deductible for tax purposes. In the past, taxable income has generally been higher than income for financial reporting purposes. The Company expects this relationship to continue in the future. The Company had $7.2 million of tax receivables at December 31, 1994, generated primarily from the carryback of the 1994 tax loss of approximately $31 million.

During 1994, the Internal Revenue Service (IRS) completed an examination of the Company's corporate income tax returns for the years 1988 through 1991. As a result of the IRS' findings, the Company agreed to and paid additional taxes and interest of $7.8 million in January 1995 in connection with adjustments related mainly to the tax treatment of certain items associated with the 1990 sale of the International Office Systems business. On January 13, 1995, the IRS issued a Notice of Deficiency in the amount of $8.7 million in connection with the tax years 1990 and 1991. The tax deficiency relates to the tax treatment of income recognized in connection with the 1990 sale of the Office Systems business. The major issues relate to foreign tax credits, foreign earnings and profits computation, and the treatment of the disposition of preferred stock of a foreign subsidiary. The Company disagrees with the position taken by the IRS and filed a formal protest of the deficiency on February 9, 1995. In management's opinion, the ultimate disposition of this matter will not have a material adverse effect on the financial position or results of operations of the Company.

The Company (and its competitors) are subject to various environmental laws and regulations. These include the Comprehensive Environmental Response, Compensation and Liability Act, as amended by the Superfund Amendments and Reauthorization Act (CERCLA), the Resource Conservation and Recovery Act
(RCRA), the Clean Water Act and other state and local counterparts of these statutes. The Company believes that its operations have been and continue to be operating in compliance in all material respects with the applicable environmental laws and regulations. (Violation of these laws and regulations could result in substantial fines and penalties.) Nevertheless, in the past and potentially in the future, the Company has and could receive notices of alleged environmental violations. The Company has endeavored to promptly remedy any such violations upon notification.

For the past three years the Company has spent approximately $1 million per year in order to keep its operations in compliance with pertinent environmental laws and regulations. In addition, for those sites which the Company has received notification of the need to remediate, the Company has assessed its liability and accrued what it considers to be the most likely amount within the estimated range of remediation costs. At December 31, 1994 the accrual for potential environmental liability was $.9 million. Liability of "potentially responsible parties" (PRP) under CERCLA and RCRA, however, is joint and several, and actual remediation expenses at sites where the Company is a PRP may exceed current estimates. The Company believes that based on the facts currently known, and the environmental accrual recorded, its remediation expense with respect to those sites and on-going costs of compliance are not likely to have a material adverse effect on its liquidity, consolidated financial position or results of operations.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
- -------      -------------------------------------------

CONSOLIDATED STATEMENT OF OPERATIONS AND RETAINED EARNINGS

                                                                                    Year Ended December 31,
                                                                           1994             1993            1992
(In thousands, except per share data)                                   --------         --------         -------
Net sales                                                               $478,571         $479,838         $491,738
Cost of products sold                                                    361,933          358,954          363,531
Selling, distribution and administrative expenses                         95,101           96,221          101,888
Research and development expense                                           9,604            7,351            6,625
Restructuring charges                                                      2,600           11,800                -
Interest expense                                                           2,451            2,179            2,811
Interest income                                                             (585)            (314)            (953)
                                                                        --------         --------         --------
Total costs and expenses                                                 471,104          476,191          473,902

Income from continuing operations before income taxes
  and cumulative effect of accounting principle changes                    7,467            3,647           17,836
Income taxes                                                               3,025            1,131            7,402
                                                                        --------         --------         --------
Income from continuing operations before cumulative
  effect of accounting principle changes                                   4,442            2,516           10,434
                                                                        --------         --------         --------
Loss from discontinued operations                                         (2,295)         (21,685)          (5,126)
                                                                        --------         --------         --------
Cumulative effect on prior years of changes in
  accounting principles for:
    Postretirement health care and other benefits, net                         -                -           (9,367)
    Income taxes                                                               -                -             (764)
                                                                        --------         --------         --------
Net income (loss)                                                          2,147          (19,169)          (4,823)
Retained earnings, beginning of year                                      82,166          105,880          129,055
Dividends                                                                 (4,569)          (4,545)          (4,537)
Retirement of treasury shares                                                  -                -          (13,815)
                                                                        --------         --------         --------
Retained earnings, end of year                                          $ 79,744         $ 82,166         $105,880
                                                                        ========         ========         ========

Earnings (loss) per common and common equivalent share:
  Income from continuing operations before cumulative
    effect of accounting principle changes                              $    .70         $    .40         $   1.65
  Loss from discontinued operations                                         (.36)           (3.42)            (.81)
  Cumulative effect on prior years of changes in
    accounting principles for:
      Postretirement health care and other benefits, net                       -                -            (1.48)
      Income taxes                                                             -                -             (.12)
                                                                        --------         --------         --------

Net income (loss)                                                       $    .34         $  (3.02)        $   (.76)
                                                                        ========         ========         ========



The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED BALANCE SHEET

                                                                                            December  31,
(In thousands, except share data)                                                     1994               1993
                                                                                      ----               ----
ASSETS
Current Assets
  Cash and cash equivalents                                                         $ 10,219            $  5,883
  Accounts receivable                                                                 40,811              47,657
  Inventories
    Materials and supplies                                                            15,713              11,793
    Work in process                                                                    4,942               4,875
    Finished goods                                                                    13,506              17,000
                                                                                    --------            --------
                                                                                      34,161              33,668
  Other current assets                                                                22,971              22,573
                                                                                    --------            --------
                                                                                     108,162             109,781
                                                                                    --------            --------
Plant and Equipment
  Land                                                                                 1,441               1,447
  Buildings and improvements                                                          36,638              39,492
  Machinery and equipment                                                             84,827             110,439
  Construction in progress                                                             6,684              13,364
                                                                                    --------            --------
                                                                                     129,590             164,742
  Accumulated depreciation                                                           (58,733)            (93,509)
                                                                                    --------            --------
                                                                                      70,857              71,233
                                                                                    --------            --------
Other Assets                                                                          48,806              38,051
                                                                                    --------            --------
Total Assets                                                                        $227,825            $219,065
                                                                                    ========            ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Notes and loans payable                                                           $    200            $  2,900
  Current maturities of long-term debt                                                   450               2,500
  Accounts payable                                                                    27,374              29,951
  Accrued expenses                                                                    22,107              48,669
  Income taxes payable                                                                11,242               2,033
                                                                                    --------            --------
                                                                                      61,373              86,053
                                                                                    --------            --------
Long-Term Debt
 Borrowings under revolving credit agreement                                          33,000               5,000
 Senior notes                                                                         15,000              15,000
 Other long-term debt                                                                  1,166                 342
                                                                                    --------            --------
                                                                                      49,166              20,342
                                                                                    --------            --------
Other Long-Term Liabilities                                                           24,590              19,547
Shareholders' Equity
  Preferred stock, par value $1.00: 2,000,000 shares authorized and unissued               -                   -
  Common stock, par value $1.00: Authorized 40,000,000 shares
    Issued 6,396,570 shares in 1994 and 6,340,430 shares in 1993                       6,397               6,340
  Additional capital                                                                  12,270              11,246
  Retained earnings                                                                   79,744              82,166
  Cumulative translation adjustment                                                   (4,928)             (5,844)
  Treasury stock, at cost                                                               (787)               (785)
                                                                                    --------            --------
                                                                                      92,696              93,123
                                                                                    --------            --------
Commitments and Contingencies
Total Liabilities and Shareholders' Equity                                          $227,825            $219,065
                                                                                    ========            ========

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED   STATEMENT   OF   CASH   FLOWS

                                                                                               Year Ended December 31,
(In thousands)                                                                             1994          1993       1992
                                                                                           ----          ----       ----
CASH FLOWS FROM OPERATING ACTIVITIES OF CONTINUING OPERATIONS:
Net income (loss)                                                                         $ 2,147    $(19,169)    $(4,823)
Adjustments to reconcile net income to cash provided by
  continuing operating activities:
    Depreciation and amortization                                                          15,270      14,569      14,050
    Deferred income taxes                                                                    (293)     (3,790)         (8)
    Write-down of fixed assets to net realizable value                                         -        2,000           -
    Loss from discontinued operations                                                       2,295      21,685       5,126
    Cumulative effect on prior years of changes in
      accounting principles                                                                     -           -      10,131
    Change in operating assets and liabilities, net of effects from acquisition and disposal of businesses:
        Accounts receivable                                                                (6,707)      3,561      (4,344)
        Inventories                                                                        (6,270)        (92)        567
        Other assets                                                                       (3,939)      6,173         511
        Accounts payable                                                                      215      (2,398)     (1,441)
        Accrued expenses                                                                  (13,526)     11,108      (3,228)
        Other long-term liabilities                                                         2,144      (1,289)     (1,444)
        Income taxes payable                                                                9,029        (149)       (218)
                                                                                         --------     -------      ------
  Cash provided by operating activities                                                       365      32,209      14,879

CASH FLOWS FROM INVESTING ACTIVITIES OF CONTINUING OPERATIONS
Investment in plant and equipment                                                         (16,835)    (15,050)    (12,604)
Acquisition of business                                                                         -      (4,286)          -
                                                                                          -------     -------      ------
  Cash used in investing activities                                                       (16,835)    (19,336)    (12,604)

CASH FLOWS FROM FINANCING ACTIVITIES OF CONTINUING OPERATIONS
Proceeds from borrowings                                                                   52,900       9,900      15,910
Repayment of borrowings                                                                   (28,826)    (15,223)    (15,231)
Dividends paid                                                                             (4,569)     (4,545)     (4,537)
Proceeds and tax benefits from shares issued under stock option plans                       1,081         122         487
Purchase and reissuance of treasury stock                                                      (2)         14          13
                                                                                          -------      ------      ------
  Cash provided by (used in) financing activities                                          20,584      (9,732)     (3,358)

Proceeds from sale of discontinued operations                                              11,115           -           -
Cash applied to activities of discontinued operations                                     (11,108)     (9,405)    (16,148)
Effect of exchange rate changes on cash                                                       215         (65)       (572)
                                                                                          -------     -------    --------
Increase (decrease) in cash and cash equivalents                                            4,336      (6,329)    (17,803)
Cash and cash equivalents at beginning of year                                              5,883      12,212      30,015
                                                                                          -------     -------    --------
Cash and cash equivalents at end of year                                                 $ 10,219     $ 5,883    $ 12,212
                                                                                         ========     =======    ========
Interest paid                                                                            $  2,457     $ 2,051    $  2,891
                                                                                         ========     =======    ========
Income taxes paid                                                                        $  1,171     $ 5,355    $  3,560
                                                                                         =========    =======    ========

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIATED FINANCIAL STATEMENTS

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF CONSOLIDATION: The accompanying consolidated financial statements include the accounts of Nashua Corporation and its subsidiaries (the Company), all of which are wholly-owned.

CASH EQUIVALENTS: The Company considers all highly liquid investment instruments purchased with a maturity of three months or less to be cash equivalents. At December 31, 1994 and 1993, the Company held $5.9 million and $1.9 million, respectively, of various money market instruments carried at
cost, which approximated market.                            .

ACCOUNTS RECEIVABLE: The consolidated balance is net of allowance for doubtful accounts of $2.6 million and $1.9 million, at December 31, 1994 and 1993, respectively.

INVENTORIES: Inventories are carried at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method for 80 percent of the inventories at December 31, 1994 and 1993, and by the last-in, first-out (LIFO) method for the balance. Had the FIFO method been used to cost all inventories, the inventory balances would have been approximately $2.7 and $2.5 million higher at December 31, 1994 and 1993, respectively.

PLANT AND EQUIPMENT: Plant and equipment are stated at cost. Expenditures for maintenance and repairs are charged to operations as incurred, while additions, renewals and betterments of plant and equipment are capitalized. Items which are fully depreciated, sold, retired, or otherwise disposed of, together with the related accumulated depreciation, are removed from the accounts and, where applicable, the related gain or loss is recognized.

For financial reporting purposes, depreciation is computed using the straight-line method over the following estimated useful lives of the assets:

Buildings and improvements       5-40 years

Machinery and equipment          3-20 years

During 1993, the Company recorded charges of $21.2 million related to the write-down of fixed assets in connection with discontinued operations. See the Discontinued Operations and Restructuring Activities note.

GOODWILL: Included in "Other Assets" is the excess of cost over the fair value of net assets acquired (goodwill), which is being amortized on a straight-line basis over periods ranging from 5 to 20 years. Goodwill amounted to $14.5 million and $14.7 million at December 31, 1994 and 1993, respectively, which is net of accumulated amortization of $5.2 million and $4.5 million, respectively. During 1993, the Company wrote-off goodwill of $6.3 million associated with discontinued operations, and $.4 million associated with continuing operations. See the Discontinued Operations and Restructuring Activities note.

INCOME TAXES: Prepaid or deferred income taxes result principally from the use of different methods of depreciation and amortization for income tax purposes, the recognition of expenses for financial reporting purposes in years different from those in which the expenses are deductible for income tax purposes and the recognition of the tax benefit of net operating losses.

FOREIGN CURRENCY TRANSLATION: The functional currency of the Company's foreign subsidiaries is the local currency. Accordingly, assets and liabilities of these subsidiaries have been translated using exchange rates prevailing at the appropriate balance sheet date, and income statement items have been translated using average monthly exchange rates.

FINANCIAL INSTRUMENTS: The Company enters into foreign exchange contracts as hedges against exposure to fluctuations in exchange rates associated with certain transactions denominated in foreign currencies, principally receivables. Market value gains or losses on these contracts are included in the results of operations and generally offset gains or losses on the related transactions. The Company also utilizes forward sales contracts to hedge market price exposure on anticipated sales of silver alloy, a by-product of its photofinishing process. The terms of the Company's forward contracts are generally less than one year. Gains and losses on these contracts are deferred and recognized as adjustments of carrying amounts when the hedged transaction occurs. Deferred gains or losses at December 31, 1994 are not significant.

The Company does not hold derivative financial instruments for trading purposes.

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

Expenditures relating to site assessment, remediation and monitoring are accrued and expensed when the costs are both probable and the amount can be reasonably estimated. These estimates are based on in-house or third party studies considering current technologies, remediation alternatives and current environmental standards. In addition, if there are other participants and the liability is joint and several, the financial stability of the other participants is considered in determining the Company's accrual. Insurance and other recoveries relating to these expenditures are recorded separately once recovery is probable.

EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE: Earnings per common and common equivalent share are computed based on the total of the weighted average number of common shares and the weighted average number of common equivalent shares outstanding during the period presented.

DISCONTINUED OPERATIONS AND RESTRUCTURING ACTIVITIES

In the fourth quarter of 1993, the Company recorded restructuring and other unusual charges totaling $48.5 million. Approximately $36.7 million of this amount related to management's decision to sell or otherwise liquidate the thin-film, oxide and diskette manufacturing operations of the Computer Products Group. The 1993 charge also included approximately $11.8 million related to the integration and streamlining of the operations of the Commercial Products Group, including workforce reductions, as well as consolidation of facilities and the write-down of certain assets.

Discontinued Operations

During the second quarter of 1994, the Company sold substantially all of its Computer Products businesses for total cash proceeds of $11.1 million, subordinated notes of $4.9 million and future royalty payments based on sales of the oxide disk and head disk assembly operations. In addition, the Company will receive cash proceeds of approximately $2.0 million based on the 1994 operating results of the thin-film disk operation.

The amounts received were not materially different from the estimates included in the 1993 charge. As a result of the sale of these businesses, the related results of operations were reclassified as discontinued operations.

During the first quarter of 1994, the Company offered its employees an early retirement program, and recorded an additional pretax charge of $3.1 million to discontinued operations related to the program.

The results of operations of the discontinued thin-film disk, oxide disk and head disk assembly operations, are reported as discontinued operations in the accompanying consolidated statement of operations, and are summarized as follows:

                                                                              Year Ended
                                                           ---------------------------------------------------
                                                           December 31,        December 31,       December 31,
(In thousands)                                                 1994                1993               1992
                                                            -----------        ------------       ------------
Net sales                                                    $19,243            $ 88,704            $73,409
Loss before income taxes                                      (3,279)            (35,049)            (7,384)
Income tax benefit                                              (984)            (10,852)            (2,258)
Loss from discontinued operations                            $(2,295)           $(24,197)           $(5,126)
                                                             =======            ========            =======

In April 1990, the Company sold the international portion of its Office Systems and Supplies Group to Gestetner Holdings PLC (Gestetner). Under the terms of the Purchase Agreement, Gestetner raised certain objections to the purchase price totaling $15.3 million, excluding interest, which were submitted to arbitration. In January 1994, the arbitrator issued a final ruling which resulted in a total payment by Nashua of $1.8 million, including interest, to Gestetner. Resolution of the purchase price allowed the Company to recognize an after-tax gain from discontinued operations of $2.5 million in 1993.

Restructuring Activities

The details of the Company's 1993 restructuring charge related to continuing operations and the activity recorded during 1994, are as follows:

                                                           Balance                                   Balance
                                                          Dec. 31,         1994           1994       Dec. 31,
(In thousands)                                              1993         Provision       Charges       1994
                                                          --------      -----------      -------     --------
Provisions related to workforce reductions:
  Severance costs                                          $ 3,850         $  700        $ 3,000     $1,550
  Pension and OPEB costs                                       900          2,600          3,500          -
Provisions related to employees not terminated               1,100              -            950        150
Provisions for assets to be sold or discarded                5,100         (1,100)         2,750      1,250
Other                                                          850            400          1,250          -
                                                           -------         ------        -------     ------
Total                                                      $11,800         $2,600        $11,450     $2,950
                                                           =======         ======        =======     ======

The 1993 restructuring charge included provisions for salary and benefit continuation costs for approximately 170 employees. The 1994 provision represents a revision in the Company's original estimate of severance costs primarily as a result of approximately 20 additional employee terminations from the Company's Commercial Products Group rather than from discontinued operations. As of December 31, 1994, substantially all planned employee reductions have taken place, and the remaining accrual represents payments to be made to these former employees in the first half of 1995. Pension and OPEB costs recorded in 1993 relate to curtailment charges recognized in connection with the planned workforce reductions. The provision recognized in 1994 was recorded in connection with the Company's early retirement program based upon the actual number of employee acceptances. Provisions for employees not terminated relate primarily to relocation costs.

The provisions for assets to be sold or discarded included a charge of $1.8 million to write-down certain corporate and manufacturing facilities to their estimated net realizable value, as well as the costs associated with holding certain vacated portions of these facilities during the period until the property can be sold, or otherwise disposed. During the year, the Company commissioned an appraisal of its corporate and manufacturing facilities, and as a result of the appraisal revised upward its estimate of proceeds to be realized upon disposal. Other than as described above, there were no material changes during the year to the Company's original estimate of the costs associated with the restructuring actions. Management anticipates all the remaining actions will be completed by the end of 1995. As a result of these restructuring actions, the Company anticipates savings in personnel and facility related costs of approximately $8 million in 1995.

INDEBTEDNESS

At December 31, 1994, the Company maintained an unsecured $40 million revolving credit facility under an agreement dated July 29, 1994. Borrowings of $33 million were outstanding under the terms of this facility at December 31, 1994, compared with $5 million outstanding under a similar facility at December 31, 1993.

On January 5, 1995, the Company replaced the $40 million revolving credit facility with a similar $75 million revolving credit facility. The facility expires on December 31, 1997 unless otherwise extended. Interest on amounts outstanding is payable at either LIBOR plus .75 to 1.125 percent, based on amounts outstanding, or at the agent bank's "Reference Rate" at the Company's election, or, if amounts outstanding are borrowed under competitive bid, interest is payable at the quoted rate. The Company is required to pay an annual commitment fee of .3125 percent on the unused portion of the facility and .25 percent on any loans advanced under competitive bids. The agreement contains restrictive covenants which relate primarily to interest coverage, leverage and tangible net worth. The Company is in compliance with these covenants.

On September 13, 1991, the Company entered into a senior note agreement, as amended, with an insurance company under which the Company borrowed $20 million at a fixed rate of 9.17 percent. In connection with the Company's renegotiation of its revolving credit facility, the interest rate applicable to the senior notes was increased to 9.67 percent as of January 1, 1995.
Mandatory payments of $2.5 million were made in 1993 and 1994. The remaining balance of the notes will become due beginning in 1997 with the final payment due in 2001. The senior notes contain restrictive covenants which relate principally to additional debt, tangible net worth and fixed charges coverage. The Company is in compliance with these covenants.

The Company maintains short term money market lines with commercial banks on an "as offered" basis. The borrowings and repayments occur daily and contain no specific terms other than due dates and interest rates. The due dates are generally overnight and interest rates are based on current market rates.
There were no borrowings outstanding under these lines at December 31, 1994, and approximately $2.5 million at December 31, 1993.

The fair value of the Company's total debt was approximately $.4 and $2.5 million higher than the carrying amount at December 31, 1994 and 1993, respectively. The fair value is based on management's estimate of current rates available to the Company for similar debt with the same remaining maturity.

Following is the combined aggregate amount of minimum principal payments for each of the five years subsequent to December 31, 1994, for all long-term indebtedness: 1995 - $.5 million; 1996 - $.6 million; 1997 - $36.3 million; 1998 - $3.0 million; 1999 - $3.0 million; thereafter - $6.2 million.

INCOME TAXES

The domestic and foreign components of income from continuing operations before income taxes and cumulative effect of accounting principle changes are as follows:

(In thousands)                                     1994          1993          1992
                                                   ----          ----          ----
Domestic                                         $1,661        $(2,933)      $12,951
Foreign                                           5,806          6,580         4,885
                                                 ------        -------       -------
Consolidated                                     $7,467        $ 3,647       $17,836
                                                 ======        =======       =======

Income tax expense (benefit) charged to continuing operations consists of the following:

(In thousands)                                   1994           1993           1992
                                                 ----           ----           ----
Current
  United States                                 $     -       $  2,424        $6,002
  Foreign                                         3,303          2,640         1,055
  State and local                                    15             82           353
                                                -------       --------        ------
Total current                                     3,318          5,146         7,410
Deferred:
  United States                                     592         (3,873)       (1,137)
  Foreign                                          (885)            83         1,129
                                                 -------       --------        ------
Total deferred                                     (293)        (3,790)           (8)
                                                 -------       --------        ------
Changes in statutory rates                            -           (225)           -
Income tax expense                              $ 3,025       $  1,131        $7,402
                                                =======       ========        ======

Deferred tax liabilities (assets) are comprised of the following:

                                                                      Dec. 31,
(In thousands)                                                   1994          1993
                                                                 ----          ----
Depreciation                                                  $  4,393     $   5,468
Other                                                                -            85
                                                              ---------     ---------
Gross deferred tax liabilities                                   4,393         5,553
                                                              ---------     ---------
Restructuring                                                   (1,033)      (16,783)
Pension and postretirement benefits                            (11,505)       (7,531)
Loss and credit carryforwards                                  (10,675)       (3,349)
Workers compensation accrual                                    (1,372)       (1,536)
Inventory reserve                                                 (875)       (1,526)
Bad debt reserve                                                (1,261)       (1,183)
Other                                                           (1,460)       (2,379)
                                                              ---------     ---------
Gross deferred tax assets                                      (28,181)      (34,287)
Deferred tax assets valuation allowance                           -               -
                                                              ---------     ---------
                                                              $(23,788)     $(28,734)
                                                              =========     =========

Reconciliations between income taxes from continuing operations computed using the United States statutory income tax rate and the Company's effective tax rate are as follows:

                                                                       1994        1993         1992
                                                                       ----        ----         ----
United States statutory rate (benefit)                                35.0%        35.0%         34.0%
Goodwill                                                               4.4         13.7           2.3
Dividend income                                                          -          6.4           4.1
State and local income taxes, net of
  federal tax benefit                                                   .1        (13.3)          .9
Rate revaluation                                                         -         (8.1)           -
Rate difference-foreign subsidiaries                                  (1.7)        (3.2)          .8
Other, net                                                             2.7           .5          (.6)
                                                                      ----         ----         ----
Effective tax rate (benefit)                                          40.5%        31.0%        41.5%
                                                                      ====         ====         ====

The Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," in 1992 which changed the Company's method of accounting for income taxes from the deferred method to an asset and liability approach. The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities and of tax carryforwards. The Company adopted this statement prospectively on January 1, 1992, and the adjustments to the balance sheet resulted in a net charge of $.8 million. This amount is reflected in net income for 1992 as the cumulative effect of a change in accounting principle. It primarily represents the impact of adjusting prepaid and deferred taxes to reflect the 1992 statutory tax rate as opposed to the tax rates that were in effect when the prepaid and deferred taxes originated. The adoption of this statement had no effect on pretax operating income for 1992.

At December 31, 1994, $6.3 million and $17.5 million of tax assets were included in "Other current assets" and "Other Assets," respectively. At December 31, 1993, $14.0 million and $14.7 million of tax assets were included in "Other current assets" and "Other Assets," respectively.

At December 31, 1994, the Company had $10.7 million of net operating loss and tax credit carryforwards, which are primarily limited to offset certain future domestic taxable earnings. The carryforwards expire as follows: $3.1 million in 1996, $.7 million in 1997, $.1 million in 1998, $.6 million in 1999, $.1 million in 2000, $2.4 million in 2001, $.2 million in 2002 and $3.5 million thereafter.

During 1994 the Internal Revenue Service (IRS) completed an examination of the Company's corporate income tax returns for the years 1988 through 1991. As a result of the IRS' findings, the Company agreed to and paid additional taxes and interest of $7.8 million in January 1995 in connection with adjustments related mainly to the tax treatment of certain items associated with the 1990 sale of the International Office Systems business. On January 13, 1995, the IRS issued a Notice of Deficiency in the amount of $8.7 million in connection with the tax years 1990 and 1991. The tax deficiency relates to the tax treatment of income recognized in connection with the 1990 sale of the Office Systems business. The major issues relate to foreign tax credits, foreign earnings and profits computation, and the treatment of the disposition of preferred stock of a foreign subsidiary. The Company disagrees with the position taken by the IRS and filed a formal protest of the deficiency on February 9, 1995. In management's opinion, the ultimate disposition of this matter will not have a material adverse effect on the financial position or results of operations of the Company.

It is management's intention to reinvest undistributed earnings of foreign subsidiaries which aggregate approximately $25 million, based on exchange rates at December 31, 1994. These earnings could become subject to additional tax if they were remitted as dividends, if foreign earnings were lent to the Company or if the Company should sell its stock in the subsidiaries. It is not practicable to estimate the amount of additional tax that might be payable on undistributed foreign earnings.

SHAREHOLDERS' EQUITY

The Company is authorized to issue up to 200,000 shares of Series A Participating Preferred Stock in connection with its Rights Agreement under which holders of the Company's common stock received a dividend of one preferred stock purchase right for each outstanding share of common stock.
Each Right entitles the registered holder to purchase from the Company one one-hundredth share of the Company's Series A Participating Preferred Stock, at a price of $90.00. The Rights do not detach or become exercisable until the tenth business day following the public announcement that a person has acquired, or obtained the right to acquire, 10 percent or more of the outstanding common stock of the Company, or the commencement of a tender or exchange offer which would result in the acquisition of beneficial ownership of 10 percent or more of the Company's common stock. The Rights Agreement provides that if any person or group were to acquire 10 percent or more of the Company's common stock, then shareholders other than the acquiring person would be entitled to purchase, at the Rights' then-current exercise price, a number of additional Company shares having a market value of twice the Rights' exercise price, unless the acquiring person purchases at least 85 percent of Nashua's common stock in a cash tender offer for all shares. The Company's Board of Directors may, at their option, exchange one Company share of common stock for each Right (other than the Rights held by the acquiring person) if the acquiring person has acquired more than 10 percent but less than 50 percent of the Company's common stock. The Rights Agreement further provides that, upon the occurrence of certain events including transactions in which the Company is acquired and certain self-dealing transactions with the Company by an acquirer, each Right entitles the holder thereof (other than the acquirer) to purchase shares of capital stock of either the Company or of the acquirer having a value equal to twice the then-current exercise price of the Rights.
At any time prior to a person's acquiring beneficial ownership of 10 percent or more of the Company's common stock, the Continuing Directors, by a two-thirds vote, may authorize the Company to redeem the Rights at any time at a redemption price of five cents per Right. The Rights will expire on September 2, 1996, unless earlier redeemed by the Company. In addition to the Rights attaching to the common stock outstanding, Rights will be issued with each common share that is issued prior to the time the Rights become exercisable or expire.

In 1989, the Board of Directors authorized the Company to repurchase up to 1,000,000 shares of its common stock. As of December 31, 1994, the Company had purchased approximately 435,000 shares under this program.

The following summarizes the changes in selected shareholders' equity accounts for each of the three years in the period ended December 31, 1994:

                                                        Common Stock                      Cumulative
                                                                   Par      Additional    Translation      Treasury Stock
(In thousands, except share data)                     Shares      Value      Capital       Adjustment     Shares        Cost
                                                      ------      -----     ----------    -----------     ------        ----
BALANCE, DECEMBER 31, 1991                          6,681,763    $6,682       $10,668      $(1,693)     (398,149)   $(15,000)
Stock options exercised and related tax benefit        24,610        25           462             -             -          -
Translation adjustments and gains and losses
  from certain inter-company balances                       -         -             -       (3,700)             -          -
Purchase of treasury shares                                 -         -             -            -           (44)         (1)
Reissuance of treasury shares                               -         -             -            -           510          14
Retirement of treasury shares                        (372,683)     (373)            -            -       372,683      14,188
                                                    ---------    ------       -------      -------      --------    --------
BALANCE, DECEMBER 31, 1992                          6,333,690     6,334        11,130       (5,393)      (25,000)       (799)
Stock options exercised and related tax benefit         6,740         6           116            -             -           -
Translation adjustments and gains and losses
  from certain inter-company balances                       -         -             -         (451)            -           -
Purchase of treasury shares                                 -         -             -            -          (120)         (3)
Reissuance of treasury shares                               -         -             -            -           530          17
                                                    ---------    ------       -------      -------      --------    --------
BALANCE, DECEMBER 31, 1993                          6,340,430     6,340        11,246       (5,844)      (24,590)       (785)
Stock options exercised and related tax benefit        56,140        57         1,024            -             -           -
Translation adjustments and gains and losses
  from certain inter-company balances                       -         -             -          916             -           -
Purchase of treasury shares                                 -         -             -            -           (60)         (2)
                                                    ---------    ------       -------      -------      --------    --------
BALANCE, DECEMBER 31, 1994                          6,396,570    $6,397       $12,270      $(4,928)      (24,650)   $   (787)
                                                    =========    ======       =======      =======       =======    ========


STOCK OPTION AND STOCK AWARD PLANS

The Company has three stock compensation plans at December 31, 1994: the 1980 Stock Award Plan (1980 plan), the 1987 Stock Option Plan (1987 plan) and the 1993 Stock Incentive Plan (1993 plan). Awards can no longer be granted under the 1980 plan. Awards under the 1987 plan and 1993 plan are made at the discretion of the Executive Salary Committee of the Board of Directors.

Stock options awarded under the 1980 plan which are outstanding at December 31, 1994, are currently exercisable and expire on the tenth anniversary of the date of grant.

Under the 1987 plan, nonqualified stock options and incentive stock options may be awarded. Stock options under the 1987 plan become exercisable either (a) 50 percent on the first anniversary of grant, and the remainder on the second anniversary of grant, (b) 100 percent at six months from the date of grant, or
(c) 100 percent at one year from the date of grant. Nonqualified stock options expire 10 years and one day from the date of grant, and incentive stock options expire 10 years from the date of grant.

Under the 1993 plan, non-statutory stock options and incentive stock options may be awarded. Stock options under the 1993 plan become exercisable either
(a) 50 percent on the first anniversary of grant and the remainder on the second anniversary of grant, or (b) 100 percent at one year from the date of grant. Non-statutory stock options expire 10 years and one day from the date of grant, and incentive stock options expire 10 years from the date of grant.

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

A summary of the status of the Company's stock option plans follows:

                                                    Outstanding          Option Price        Exercisable
                                                      Options              Per Share           Options
                                                    -----------          ------------        -----------
December 31, 1991                                      429,170           $ 5.13-38.38           381,920
Options granted                                         43,600                  28.13                 -
Options that became exercisable                              -            25.50-34.63            45,850
Options exercised                                      (24,646)            5.13-19.38           (24,646)
Options lapsed and cancelled                           (52,734)           25.50-34.63           (45,134)
                                                      --------           ------------           -------
December 31, 1992                                      395,390           $11.81-38.38           357,990
Options granted                                        113,800            25.75-30.25                 -
Options that became exercisable                              -            25.50-34.63            25,350
Options exercised                                       (6,740)           11.81-25.50            (6,740)
Options lapsed and cancelled                            (6,380)           25.75-34.63            (2,900)
                                                      --------           ------------           -------
December 31, 1993                                      496,070           $11.81-38.38           373,700
Options granted                                        103,950            22.63-29.50                 -
Options that became exercisable                              -            25.75-28.13            62,406
Options exercised                                      (56,140)           11.81-28.13           (56,140)
Options lapsed and cancelled                          (158,046)           25.75-38.38          (151,981)
                                                      --------           ------------           -------
December 31, 1994                                      385,834           $13.75-34.63           227,985
                                                      ========           ============           =======

COMMITMENTS AND CONTINGENCIES

Rent expense for office equipment, facilities and vehicles was $2.1 million, $1.8 million and $2.0 million for 1994, 1993 and 1992, respectively. At December 31, 1994, the Company was committed, under non-cancelable operating leases, to minimum annual rentals as follows: 1995 - $1.8 million; 1996 - $1.7 million; 1997 - $1.6 million; 1998 - $1.3 million; 1999 - $1.3 million;
thereafter - $9.5 million.

At December 31, 1994, the Company was obligated under approximately $6.0 million in standby letters of credit.

The Company is involved in certain environmental matters and has been designated by the Environmental Protection Agency (EPA) as a "potentially responsible party" (PRP) for certain hazardous waste sites. In addition, the Company has been notified by certain state environmental agencies that some of the Company sites not addressed by the EPA require remedial action. These sites are in various stages of investigation and remediation. Due to the unique physical characteristics of each site, the technology employed, the extended timeframes of each remediation, the interpretation of applicable laws and regulations and the financial viability of other potential participants, the ultimate cost to the Company of remediation for each site is difficult to determine. At December 31, 1994, based on the facts currently known and the Company's prior experience with these matters, the Company has concluded that there is at least a reasonable possibility that site assessment, remediation and monitoring costs will be incurred by the Company with respect to those sites which can be reasonably estimated in the aggregate range of $.8 million to $1.0 million. This range is based, in part, on an allocation of certain sites' costs which, due to the joint and several nature of the liability, could increase if the other PRP's are unable to bear their allocated share. At December 31, 1994, the Company has accrued $.9 million which represents, in management's view, the most likely amount within the range stated above. Based on information currently available to the Company, management believes that it is probable that the major responsible parties will fully pay the costs apportioned to them. Management believes that, based on its financial position and the estimated environmental accrual recorded, its remediation expense with respect to those sites is not likely to have a material adverse effect on its consolidated financial position or results of operations.

POSTRETIREMENT BENEFITS

PENSION PLANS: The Company and its subsidiaries have several pension plans which cover substantially all of its regular full-time employees. Benefits under these plans are generally based on years of service and the levels of compensation during those years. The Company's policy is to fund amounts deductible for income tax purposes. Assets of the plans are invested in interest-bearing cash equivalent instruments, fixed-income securities and common stocks.

Net periodic pension cost from continuing operations for the plans, exclusive of enhanced early retirement and curtailment pension costs, includes the following components:

(In thousands)                                                                1994              1993            1992
                                                                              ----              ----            ----
Service cost-benefits earned during the period                              $ 2,771           $  2,884         $ 2,929
Interest cost on projected benefit obligation                                 7,916              7,196           6,749
Actual return on plan assets                                                  1,826            (17,554)        (10,814)
Net amortization and deferral                                                (9,491)            10,839           4,754
                                                                            -------           --------         -------
Net periodic pension cost                                                   $ 3,022           $  3,365         $ 3,618
                                                                            =======           ========         =======


In February 1994, the Company offered certain of its United States employee groups an enhanced early retirement pension benefit. The cost of the enhanced pension benefit was $4.2 million, $2.2 million of which was attributable to discontinued operations. In 1993, the Company recognized a curtailment expense of $1.2 million, approximately $.6 million of which related to discontinued operations.

The following sets forth the funded status of the plans and the amounts recognized in the Company's consolidated balance sheet at December 31, 1994:

                                                                                           Accumulated
                                                                                        Benefit Obligation
                                                                                     -------------------------
                                                                                     Less Than         Exceeds
(In thousands)                                                                        Assets            Assets
                                                                                     ---------         -------
Actuarial present value of:
  Vested benefit obligation                                                          $41,052          $ 58,035
                                                                                     -------          --------
  Accumulated benefit obligation                                                     $41,863          $ 58,158
                                                                                     -------          --------
  Projected benefit obligation                                                       $42,189          $ 62,046
                                                                                     -------          --------
Market value of plan assets                                                          $47,117          $ 53,137
                                                                                     -------          --------
Plan assets in excess of (less than) projected benefit obligation                    $ 4,928          $ (8,909)
Unrecognized transition (asset) obligation                                            (2,196)            2,363
Unrecognized prior service costs                                                       1,452             5,568
Unrecognized net gain                                                                 (1,390)           (7,731)
Additional liability                                                                       -              (143)
                                                                                     -------          --------
Prepaid (accrued) pension cost                                                       $ 2,794          $ (8,852)
                                                                                     =======          ========

The following sets forth the funded status of the plans and the amounts recognized in the Company's consolidated balance sheet at December 31, 1993:

                                                                                           Accumulated
                                                                                        Benefit Obligation
                                                                                     -------------------------
(In thousands)                                                                       Less Than         Exceeds
                                                                                      Assets            Assets
                                                                                     ---------         -------
Actuarial present value of:
  Vested benefit obligation                                                          $41,286          $ 58,490
                                                                                     -------          --------
  Accumulated benefit obligation                                                     $41,519          $ 58,686
                                                                                     -------          --------
  Projected benefit obligation                                                       $41,837          $ 60,759
                                                                                     -------          --------
Market value of plan assets                                                          $47,992          $ 55,695
                                                                                     -------          --------
Plan assets in excess of (less than) projected benefit obligation                    $ 6,155          $ (5,064)
Unrecognized transition (asset) obligation                                            (2,389)            3,324
Unrecognized prior service costs                                                         448             3,712
Unrecognized net gain                                                                 (1,199)           (7,029)
Additional liability                                                                       -            (1,027)
                                                                                     -------          --------
Prepaid (accrued) pension cost                                                       $ 3,015          $ (6,084)
                                                                                     =======          ========

During 1994, the Company updated the definition of average annual compensation, the effect of which increased the unrecognized prior service liability by $1.8 million. Approximately $7.5 million and $4.2 million of the accrued pension cost for 1994 and 1993, respectively, are included in "Other Long-Term Liabilities" in the accompanying consolidated balance sheet.

The significant actuarial assumptions used for the plans' valuations were:

                                                                                         1994              1993
                                                                                         ----              ----
Weighted-average discount rate                                                           8.2%              7.3%
Expected long-term rate of return on plan assets                                         9.7%              9.1%
Rate of increase in future compensation levels                                           5.0%              4.7%

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

In 1992, the cost of providing most of these benefits was shared with retirees, except for a group of retirees at one manufacturing facility. In 1993, the plan was changed to share the cost of these benefits with all retirees, resulting in an unrecognized benefit which is being amortized over the future service period of the active employees.

The following table sets forth the funded status of the plans, reconciled to the accrued postretirement benefit cost recognized in the Company's balance sheet:

(In thousands)                                                                           1994                    1993
                                                                                         ----                    ----
Accumulated postretirement benefit obligation:
  Retirees                                                                           $   7,264                $  5,864
  Fully eligible active plan participants                                                1,668                   2,400
  Other active participants                                                              2,453                   2,918
                                                                                     ---------                --------
Market value of plan assets                                                                  -                       -
Accumulated postretirement benefit obligation in excess of plan assets                 (11,385)                (11,182)
Unrecognized prior service benefit                                                      (5,221)                 (4,821)
Unrecognized net (gain) loss                                                            (1,232)                     70
                                                                                     ---------                --------
Accrued postretirement benefit cost                                                  $ (17,838)               $(15,933)
                                                                                     =========                ========



Approximately $17.1 million and $15.1 million of accrued postretirement benefits for 1994 and 1993, respectively, are included in "Other Long-Term Liabilities" in the accompanying consolidated balance sheet.

Net periodic postretirement benefit cost of continuing operations, exclusive of enhanced early retirement and curtailment costs, included the following components:

(In thousands)                                                                  1994            1993             1992
                                                                                ----            ----             ----
Service cost of benefits earned                                                $ 133           $ 162           $  284
Interest cost on accumulated postretirement
  benefit obligation                                                             942             791            1,208
Amortization of prior service benefit                                           (554)           (554)               -
                                                                               -----           -----           ------
Net periodic postretirement benefit cost                                       $ 521           $ 399           $1,492
                                                                               =====           =====           ======

As part of the 1994 early retirement program, the Company offered certain of its United States employee groups an enhanced early retirement health care benefit. The cost of the enhanced health care benefit was $1.5 million, $.9 million of which was attributable to discontinued operations. At December 31, 1994, the postretirement benefit plans were amended to transfer the cost of health supplement benefit payments to the Company's pension plan. In 1993, the Company recognized a curtailment expense of $.8 million, approximately half of which related to discontinued operations, in connection with its decision to dispose of certain operations and reduce personnel in the remaining businesses.

For measurement purposes, an 8.0 percent annual rate of increase in the per capita claims cost of medical benefits was assumed for the various plans in 1995. These rates were assumed to decrease gradually to 5.5 percent in 1999 and remain at that level thereafter. The discount rate used in determining the accumulated postretirement benefit obligation was 8.25 percent.

If the health care cost trend rate were increased 1 percent in each future year, the accumulated postretirement benefit obligation as of December 31, 1994 would have increased by 2 percent. The effect of this assumed change on the aggregate of service and interest cost for 1994 would have been an increase of 4 percent.

The Company adopted Financial Accounting Standard No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," in 1992 which requires the accrual of the cost of providing non-pension postretirement benefits ("postretirement benefits"), primarily medical coverage, during the employee's active service period. The Company elected to immediately recognize the accumulated liability, measured as of January 1, 1992. This resulted in a one-time charge of $9.4 million, after reduction for income taxes of $6.3 million. The pro forma effect of the change on years prior to 1992 was not determinable. Prior to 1992, the Company recognized expense in the year the benefits were provided.

INFORMATION ABOUT OPERATIONS

The Company conducts business in three segments: Commercial Products, Photofinishing and Precision Technologies. In 1994, the Company combined its Coated Products and Office Supplies business segments to form Commercial Products. Commercial Products produces and sells facsimile and thermal papers, pressure sensitive labels, specialty papers and tapes, and copier and laser printer supplies. Photofinishing provides mail-order photofinishing services. Precision Technologies manufactures precision metallic parts primarily for the computer industry, and was previously included in the discontinued Computer Products segment. Net sales, operating income and identifiable assets of the Company's three business segments and the geographic areas in which they operate are set forth below:

                                            Net Sales From                   Income From
                                         Continuing Operations           Continuing Operations              Identifiable Assets
(In millions)                          1994      1993      1992      1994     1993(b)     1992(c)        1994     1993       1992
BY BUSINESS
Commercial Products                  $319.2    $317.0    $313.3      $(.6)(a)   $  1.5      $ 7.4      $121.5    $106.7     $106.7
Photofinishing                        145.4     148.7     161.9      16.4         15.9       15.4        58.1      47.5       54.3
Precision Technologies                 14.0      14.1      16.5       (.2)          .6        1.6         7.4       4.3        3.0
Corporate expenses,
 including interest and assets            -         -         -      (8.1)       (14.4)      (6.6)       40.8      33.4       19.6
Discontinued Operations                   -         -         -         -            -          -           -      27.2       53.1
                                     ------    ------    ------      ----       ------      -----      ------    ------     ------
Consolidated                         $478.6    $479.8    $491.7      $7.5       $  3.6      $17.8      $227.8    $219.1     $236.7
                                     ======    ======    ======      ====       ======      =====      ======    ======     ======

BY GEOGRAPHIC AREA
United States                        $417.2    $418.5    $420.7      $9.7       $  7.5      $19.5      $150.1    $125.8     $130.0
Europe                                 53.6      52.3      60.8       5.0          8.6        2.4        33.3      26.7       29.2
Other                                   7.8       9.0      10.2        .9          1.9        2.5         3.6       6.0        4.8
Eliminations, corporate
  expenses, including interest
  and assets                              -         -         -      (8.1)       (14.4)      (6.6)       40.8      33.4       19.6
Discontinued Operations                   -         -         -         -            -          -           -      27.2       53.1
                                     ------    ------    ------      ----       ------      -----      ------    ------     ------

Consolidated                         $478.6    $479.8    $491.7      $7.5       $  3.6      $17.8      $227.8    $219.1     $236.7
                                     ======    ======    ======      ====       ======      =====      ======    ======     ======


Sales between business segments are insignificant.  Intrasegment sales between  geographic areas are generally priced at the lowest price offered to unaffiliated customers.


(a)  Includes restructuring charges of $2.6 million.
(b)  Includes restructuring charges of $3.5 million, $.8 million, and $7.5 million, for Commercial Products, Photofinishing and
     Corporate, respectively.
(c)  Before the cumulative effect of changes in accounting principles.


Capital expenditures and depreciation and amortization by business segment are set forth below:

                                                                                Depreciation and
                                         Capital Expenditures                     Amortization
                                      1994       1993       1992             1994      1993       1992
                                      ----       ----       ----             ----      ----       ----
Commercial Products                  $12.0      $10.4      $ 8.9            $ 9.1     $ 8.0      $ 7.2
Photofinishing                         3.8        2.9        3.2              5.4       5.9        6.0
Precision Technologies                 1.0        1.8         .5               .8        .7         .8
                                     -----      -----      -----            -----     -----      -----
Consolidated                         $16.8      $15.1      $12.6            $15.3     $14.6      $14.0
                                     =====      =====      =====            =====     =====      =====


SUBSEQUENT EVENTS

On January 13, 1995, the Company acquired certain photofinishing operations from Nexus Photo Ltd. The acquisition includes mail- order photofinishing operations in France, Belgium, the Netherlands and Spain, and a wholesale film processing business in Northern Ireland. The total purchase price was approximately $25.6 million, plus an additional payment based on certain volume in the Northern Ireland operation. The acquisition will be accounted for as a purchase business combination and, accordingly, operating results of this business subsequent to the date of acquisition will be included in the Company's Consolidated Statement of Income.

The unaudited pro forma combined condensed balance sheet of the Company and the acquired businesses as of December 31, 1994, after giving effect to certain pro forma adjustments, is as follows:

(In thousands)
         Current assets                                                     $109,136
         Property and equipment, net                                          79,474
         Other assets                                                         66,312
                                                                            --------
                                                                            $254,922
                                                                            ========
         Current liabilities                                                $ 67,788
         Non-current liabilities                                              94,438
         Shareholder's equity                                                 92,696
                                                                            --------
                                                                            $254,922
                                                                            ========

The unaudited combined condensed pro forma results listed below reflect purchase price accounting adjustments assuming the acquisition occurred at the beginning of 1994.

(In thousands, except per share data)

         Net sales                                                          $521,769
                                                                            ========
         Income from continuing operations                                  $  5,322
                                                                            ========
         Earnings per common and common equivalent share                    $    .84
                                                                            ========


            QUARTERLY OPERATING RESULTS AND COMMON STOCK INFORMATION (UNAUDITED)

(IN MILLIONS, EXCEPT PER SHARE DATA)                           1st          2nd          3rd          4th
                                                             Quarter      Quarter      Quarter      Quarter       Year
                                                             -------      -------      -------      -------      ------
1994
  Net sales                                                  $112.8       $122.7      $127.9        $115.2       $478.6
  Gross profit                                                 26.2         31.9        33.3          25.2        116.6
  Income (loss) from continuing operations(1)                  (1.2)         2.9         2.4            .3          4.4
  Income (loss) from discontinued operations                   (2.3)           -           -             -         (2.3)
  Net income (loss)(1)                                         (3.5)         2.9         2.4            .3          2.1
  Earnings (loss) per common and common
    equivalent share:
      Continuing operations(1)                                 (.18)         .46         .37           .05          .70
      Discontinued operations                                  (.36)           -           -             -         (.36)
      Net income (loss)(1)                                     (.54)         .46         .37           .05          .34
  Dividends                                                     .18          .18         .18           .18          .72
  Market price:
    High                                                     30 3/4       27 3/8      29 1/4        23 1/8       30 3/4
    Low                                                      26 1/4       24 3/8      22 7/8        19 3/4       19 3/4
1993
  Net sales                                                  $116.2       $120.3      $133.3        $110.0       $479.8
  Gross profit                                                 28.3         31.8        36.0          24.8        120.9
  Income (loss) from continuing operations(2)                   1.0          2.5         4.9          (5.9)         2.5
  Income (loss) from discontinued operations                    1.6          1.4         (.5)        (24.2)       (21.7)
  Net income (loss)(2)                                          2.6          3.9         4.4         (30.1)       (19.2)
  Earnings (loss) per common and common
    equivalent share:
        Continuing operations(2)                                .17          .40         .76          (.93)         .40
        Discontinued operations                                 .25          .21        (.07)        (3.81)       (3.42)
        Net income (loss)(2)                                    .42          .61         .69         (4.74)       (3.02)
  Dividends                                                     .18          .18         .18           .18          .72
  Market price:
    High                                                     29 7/8       29 5/8      31 3/4        31 3/4       31 3/4
    Low                                                      25 1/4       25 3/8      27 3/8        25 3/8       25 1/4
                                                             ------       ------      ------        ------       ------

(1)The first quarter includes restructuring charges of $2.6 million.

(2)The fourth quarter includes restructuring charges of $11.8 million.



The Company's stock is traded on the New York Stock Exchange. At December 31, 1994, there were 1,599 record holders of Nashua's common stock.

Report of Independent Accountants

To the Board of Directors and Shareholders of Nashua Corporation

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations and retained earnings and of cash flows present fairly, in all material respects, the financial position of Nashua Corporation and its subsidiaries at December 31, 1994 and 1993 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

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





Price Waterhouse LLP
Boston, Massachusetts
February 1, 1995



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          None.


                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The section entitled "Nominees for Election as Directors", which appears on pages 2 through 3 of the Company's Proxy Statement dated March 24, 1995, is incorporated by reference in this Form 10-K. See also the section entitled "Executive Officers of the Registrant" appearing in Part I hereof.

ITEM 11.  EXECUTIVE COMPENSATION

          The section entitled "Compensation of Directors" and "Compensation of Executive Officers," which appears on pages 4 through 9 of the Company's Proxy Statement dated March 24, 1995, is incorporated by reference in this Form 10-K.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The sections entitled "Security Ownership of Management" and "Security Ownership of Certain Beneficial Owners," which appear on pages 11 through 12 of the Company's Proxy Statement dated March 24, 1995, are incorporated by reference in this Form 10- K.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          The section entitled "Certain Transactions and Indebtedness," which appears on page 8 of the Company's Proxy Statement dated March 24, 1995, is incorporated by reference in this Form 10-K.


                                   PART  IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:


    (1) Consolidated Financial Statements

        Report of Independent Accountants (See page 36)
        Consolidated Balance Sheet at December 31, 1994 and 1993 (See page 18) Consolidated Statement of Operations and Retained Earnings for each of the three years in the period ended December 31, 1994
        (See page 17)
        Consolidated Statement of Cash Flows for each of the three years in the period ended December 31, 1994 (See page 19).
        Notes to Consolidated Financial Statements (See pages 20 through 35)

    (2) Financial Statement Schedules:

        Report of Independent Accountants on Financial Statement Schedule

        For the three years ended December 31, 1994:

        Schedule II - Valuation and Qualifying Accounts

         All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or the Notes thereto.

         (3)              Exhibits:

         2.01 Purchase and Sale Agreement, by and among Nashua Corporation and subsidiaries and Nexus Photo Limited and subsidiaries. Exhibit to the Company's Form 8-K dated January 13, 1995, and incorporated herein by reference.

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

         4.02 Amendment No. 1 dated as of December 31, 1991 to the Note Agreement dated September 13, 1991. Exhibit to the Company's Form 10-K for the year ended December 31, 1993, and incorporated herein by reference.

         4.03 Amendment No. 2 dated as of January 27, 1994 to the Note Agreement dated September 13, 1991. Exhibit to the Company's Form 10-K for the year ended December 31, 1993, and incorporated herein by reference.

         4.04 Amendment No. 3 dated as of May 12, 1994 to the Note Agreement dated September 13, 1991.

         4.05 Amendment No. 4 dated as of December 31, 1994 to the Note Agreement dated September 13, 1991.

         4.06 Allonge dated December 31, 1994 to the Note Agreement dated September 13, 1991.

         4.07 Credit Agreement dated July 29, 1994. Exhibit to the Company's Form 10-Q dated July 1, 1994, and incorporated herein by reference.

         4.08       Credit Agreement dated as of January 5, 1995.

         4.09 Rights Agreement dated as of August 22, 1986 between the Company and The First National Bank of Boston. Exhibit to the Company's Form 8-K dated August 22, 1986, and incorporated herein by reference.

         4.10 Amendment No. 1, dated April 22, 1988 to the Rights Agreement dated as of August 22, 1986 between the Company and The First National Bank of Boston. Exhibit to the Company's Form 8-K dated May 3, 1988, and incorporated herein by reference.

         4.11 Amendment No. 2, dated May 17, 1989 to the Rights Agreement dated as of August 22, 1986 between the Company and the First National Bank of Boston. Exhibit to the Company's Form 8-K dated May 17, 1989 and incorporated herein by reference.

         4.12 Amendment No. 3, dated October 27, 1989 to the Rights Agreement dated as of August 22, 1986 between the Company and the First National Bank of Boston. Exhibit to the Company's Form 8-K dated October 31, 1989 and incorporated herein by reference.

         4.13 Amendment No. 4, dated March 22, 1993 to the Rights Agreement dated as of August 22, 1986 between the Company and the First National Bank of Boston. Exhibit to the Company's Form 8-K dated March 22, 1993 and incorporated herein by reference.

         10.01 Management Incentive Compensation Program of the Company, as amended 1993. Exhibit to the Company's Form 10-K for the year ended December 31, 1992 and incorporated herein by reference.

         10.02 Nashua Corporation Supplemental Compensation Plan (as amended February 24, 1994). Exhibit to the Company's Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.

         10.03 1980 Stock Award Plan of the Company, as amended. Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1981, and incorporated herein by reference.

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

         10.06 1993 Stock Option Plan of the Company. Exhibit to the Company's Proxy Statement dated March 19, 1993, and incorporated herein by reference.

         10.07 Severance Agreement dated March 8, 1988 between the Company and William Luke. Exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1987, and incorporated herein by reference.

         10.08 Employment Agreement dated as of April 28, 1989 between the Company and William Luke. Exhibit to the Company's Form 10-Q for the quarterly period ended June 30, 1989, and incorporated herein by reference.

         10.09 Employment Agreement dated as of February 6, 1994 between the Company and Francis J. Lunger. Exhibit to the Company's Form 10-K for the year ended December 31, 1993, and incorporated herein by reference.

         10.10 Letter agreement dated July 21, 1993 between the Company and William E. Mitchell. Exhibit to the Company's Form 10-Q for the quarterly period ended October 1, 1993, and incorporated by reference.

         10.11 Employment Agreement dated as of September 1, 1993 between the Company and William E. Mitchell. Exhibit to the Company's Form 10-Q for the quarterly period ended October 1, 1993, and incorporated by reference.

         10.12 Promissory Note dated January 31, 1995 from William E. Mitchell to Nashua Corporation.

         10.13 Continuing Corporate Guarantee dated January 20, 1995 by Nashua Corporation of residential loan to William E. Mitchell by Boston Safe Deposit and Trust Company.

         10.14 Stock Appreciation Right Agreement dated March 20, 1992 between the Company and Charles E. Clough with respect to 15,000 shares of the Company. Exhibit to the Company's Form 10-K for the year ended December 31, 1991, and incorporated herein by reference.

         10.15 Consulting Agreement dated August 12, 1994 between the Company and Charles E. Clough.

         11.01 Statement regarding Computation of Earnings Per Share and Common Equivalent Share.

         21.01      Subsidiaries of the Registrant.

         23.01      Consent of Independent Accountants.

         24.01      Powers of Attorney.

         27.01      Financial Data Schedule.


(b)      Reports on Form 8-K:

         No reports on Form 8-K were filed or required to be filed by the Company during the fourth quarter of the fiscal year ended December 31, 1994.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                                   NASHUA CORPORATION

Date: March 28, 1995                   By  William Luke
                                           ---------------------------
                                           William Luke
                                           Vice President-Finance
                                           and Chief Financial Officer

SIGNATURE                    TITLE                                DATE

 William E. Mitchell         President and                        March 28, 1995
- --------------------
 William E. Mitchell         Chief Executive Officer

 William Luke                Vice President-Finance               March 28, 1995
- --------------------
 William Luke                and Chief Financial Officer

 Joseph R. Matson            Corporate Controller and             March 28, 1995
- --------------------
 Joseph R. Matson            Chief Accounting Officer

 Joseph A. Baute*            Director
- --------------------
 Joseph A. Baute

 Sheldon A. Buckler*         Director
- --------------------
 Sheldon A. Buckler

 Richard E. Carter*          Director
- --------------------
 Richard E. Carter

 Charles E. Clough*          Director
- --------------------
 Charles E. Clough

 Thomas W. Eagar*            Director
- --------------------
 Thomas W. Eagar

 John M. Kucharski*          Director
- --------------------
 John M. Kucharski


 *By /s/ William Luke                                             March 28, 1995
     ------------------
      William Luke
      Attorney-In-Fact

                      REPORT OF INDEPENDENT ACCOUNTANTS

                       ON FINANCIAL STATEMENT SCHEDULE



TO THE BOARD OF DIRECTORS OF
NASHUA CORPORATION


Our audits of the consolidated financial statements referred to in our report dated February 1, 1995, appearing on page 36 of this Annual Report on Form 10-K also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, the Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.





Price Waterhouse LLP
Boston, Massachusetts
February 1, 1995

                                                                    SCHEDULE II
                                                                    ===========


                                                NASHUA CORPORATION AND SUBSIDIARIES
                                                 VALUATION AND QUALIFYING ACCOUNTS
                                                  ALLOWANCE FOR DOUBTFUL ACCOUNTS

(In Thousands)
                                                                  Deductions-
                                                 Additions       Uncollectible
                                 Balance at      Charged to        Accounts        Balance at
                                 Beginning       Costs and        Charged to         End of
                                 of Period       Expenses          Reserves          Period
                                 ---------       ----------      -------------     ----------

Year ended December 31, 1994        $1,883        $1,374          $  (629)           $2,628
                                    ======        ======          =======            ======
Year ended December 31, 1993        $2,433        $  836          $(1,386)           $1,883
                                    ======        ======          =======            ======
Year ended December 31, 1992        $2,634        $  654          $  (855)           $2,433
                                    ======        ======          =======            ======
