Form 10-Q
period 1995-03-31
NASHUA CORP
filed 1995-05-15
CIK 69680

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1995
                                       OR
/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1984

For the transition period from __________________ to ___________________

Commission file number 1-5492-1

                               NASHUA CORPORATION
             (Exact name of registrant as specified in its charter)

              DELAWARE                                02-0170100
       (State of incorporation)         (I.R.S. Employer Identification Number)

         44 Franklin Street
         P.O. Box 2002
         Nashua, New Hampshire                        03061-2002
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

                                 Yes  X      No
                                     ----       ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


            Class                          Outstanding at May 3, 1995
- -----------------------------          ----------------------------------
Common Stock, par value $1.00          6,373,630 shares (excluding 23,940
                                       shares held in treasury)

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      NASHUA CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands)

                                                 March 31, 1995    December 31,
                                                  (Unaudited)          1994
                                                 --------------    ------------
ASSETS:
  Cash and cash equivalents                         $  7,625         $ 10,219
  Accounts receivable                                 45,883           40,811
  Inventories
    Materials and supplies                            17,243           15,713
    Work in process                                    4,355            4,942
    Finished goods                                    14,455           13,506
                                                    --------         --------
                                                      36,053           34,161
  Other current assets                                24,125           22,971
                                                    --------         --------
    Total current assets                             113,686          108,162
                                                    --------         --------
  Plant and equipment                                139,549          129,590
  Accumulated depreciation                           (61,617)         (58,733)
                                                    --------         --------
                                                      77,932           70,857
  Intangible assets                                   45,231           23,654
  Accumulated amortization                            (6,803)          (6,129)
                                                    --------         --------
                                                      38,428           17,525
  Other assets                                        31,477           31,281
                                                    --------         --------
    Total assets                                    $261,523         $227,825
                                                    ========         ========


LIABILITIES AND SHAREHOLDERS' EQUITY:
  Notes and loans payable                           $    150         $    200
  Current maturities of long-term debt                   475              450
  Accounts payable                                    35,569           27,374
  Accrued expenses                                    23,894           22,107
  Income taxes payable                                 3,727           11,242
                                                    --------         --------
    Total current liabilities                         63,815           61,373
  Long-term debt                                      80,035           49,166
  Other long-term liabilities                         24,590           24,590
  Common stock and additional capital                 18,681           18,667
  Retained earnings                                   78,662           79,744
  Cumulative translation adjustment                   (3,499)          (4,928)
  Treasury stock, at cost                               (761)            (787)

  Commitments and contingencies
                                                    --------         --------
    Total liabilities and shareholders' equity      $261,523         $227,825
                                                    ========         ========

               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                      NASHUA CORPORATION AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                  (Unaudited)

                                                           Three Months Ended
                                                          --------------------
                                                          March 31,   April 1,
(In thousands, except per share data)                       1995        1994
                                                          ---------   --------
Net sales                                                  $124,325   $112,823
Cost of products sold                                        95,280     86,672
Research, selling, distribution and
 administrative expenses                                     27,699     24,983
Restructuring charges                                            --      2,600
Interest expense                                              1,451        478
Interest income                                                (221)       (43)
                                                           --------   --------
Income from continuing operations
 before income taxes                                            116     (1,867)
Income taxes (benefit)                                           46       (709)
                                                           --------   --------
Income (loss) from continuing operations                         70     (1,158)
Income (loss) from discontinued operations                       --     (2,295)
                                                           --------   --------
Net income (loss)                                                70     (3,453)
Retained earnings, beginning of period                       79,744     82,166
Dividends                                                    (1,152)    (1,138)
                                                           --------   --------
Retained earnings, end of period                           $ 78,662   $ 77,575
                                                           ========   ========
Earnings (loss) per common and common
 equivalent share:
  Income (loss) from continuing operations                 $    .01   $   (.18)
  Income (loss) from discontinued operations                     --       (.36)
                                                           --------   --------
Net income                                                 $    .01   $   (.54)
                                                           ========   ========
Dividends per common share                                 $    .18   $    .18
                                                           ========   ========

               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                     NASHUA CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

(In thousands)

                                                                        Three Months Ended
                                                                        --------------------
                                                                        March 31,   April 1,
                                                                          1995        1994
                                                                        --------     -------
Cash flows from operating activities of continuing operations:
 Net income (loss)                                                      $     70     $(3,453)
 Adjustments to reconcile net income (loss) to cash
  provided by continuing operating activites:
   Depreciation and amortization                                           4,300       3,477
   Loss from discontinued operations                                           -       2,295
   Net change in working capital                                           1,117      (1,371)
                                                                        --------     -------
Cash provided by continuing operating activities                           5,487         948
                                                                        --------     -------
Cash flows from investing activities of continuing operations:
 Investment in plant and equipment                                        (4,218)     (3,311)
 Acquisition of business                                                 (25,739)          -
                                                                        --------     -------
 Cash used in investing activities                                       (29,957)     (3,311)
                                                                        --------     -------
Cash flows from financing activities of continuing operations:
 Proceeds from borrowings                                                 32,200       9,900
 Repayment of borrowings                                                  (1,356)     (1,458)
 Dividends paid                                                           (1,152)     (1,138)
 Proceeds and tax benefits from shares issued under
  stock option plans                                                          14         178
 Purchase and reissuance of treasury stock                                    26           -
                                                                        --------     -------
 Cash provided by financing activities                                    29,732       7,482
                                                                        --------     -------
Cash applied to activities of discontinued operations                     (7,944)     (4,400)

Effect of exchange rate changes on cash                                       88         (17)
                                                                        --------     -------
Increase (decrease) in cash and cash equivalents                          (2,594)        702
Cash and cash equivalents at beginning of period                          10,219       5,883
                                                                        --------     -------
Cash and cash equivalents at end of period                              $  7,625     $ 6,585
                                                                        ========     =======
Interest paid                                                           $  3,680     $   872
                                                                        ========     =======
Income taxes paid                                                       $  6,053     $    25
                                                                        ========     =======


                The accompanying notes are an integral part of
               the condensed consolidated financial statements.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Earnings Per Common and Common Equivalent Share

Earnings per common and common equivalent share is computed based on the total of the weighted average number of common shares and, as applicable, the weighted average number of common equivalent shares outstanding during the period.

<Caption
                                           Three Months Ended
                                        -------------------------
                                        March 31,       April 1,
                                          1995            1994
                                        ---------       ---------
Common shares outstanding               6,372,953       6,322,513
Common share equivalents                      434          30,414


Stock Options

At March 31, 1995, options for 403,054 shares of common stock were outstanding. Stock options for an additional 248,740 shares may be awarded under the Company's 1987 Stock Option Plan and stock options for an additional 224,000 shares may be awarded under the Company's 1993 Stock Incentive Plan.

Acquisition

On January 13, 1995, the Company acquired certain photofinishing operations from Nexus Photo Ltd. The acquisition includes mail-order photofinishing operations in France, Belgium, The Netherlands and Spain, and a wholesale film processing business in Northern Ireland. The following unaudited pro forma data summarize the consolidated results of operations for the periods indicated as if the operations had been combined at the beginning of the periods presented, after giving effect to certain pro forma ajustments. The pro forma data do not purport to be indicative of the results which would actually have been attained if the combination had been in effect for the periods indicated or which may be attained in the future.


                                                     Three Months Ended
                                                   -----------------------
(In thousands, except per share data)              March 31,     April 1,
                                                     1995          1994
                                                   ---------     ---------
Net sales                                           $126,219      $122,149
Income (loss) from continuing operations                 253        (1,176)
Net income (loss)                                        253        (3,471)
Earnings per common and common equivalent share:
  Income (loss) from continuing operations          $    .04      $   (.19)
  Net income (loss)                                 $    .04      $   (.55)


Other

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position as of March 31, 1995, the results of operations for the three-month periods ended March 31, 1995 and April 1, 1994, and cash flows for the three-month periods ended March 31, 1995 and April 1, 1994.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Net sales of $124.3 million for the first quarter of 1995 were up 10 percent, with increased revenue in all three groups. The Company generated an after-tax profit of $70,000 from continuing operations during the period compared with a net loss from continuing operations of $1.2 million in the first quarter of 1994. Included in the results of continuing operations for the first quarter of 1994 were pretax charges of $.9 million related to a potential acquisition of a non-U.S. photofinishing business and a restructuring charge of $2.6 million associated with the Company's early retirement program.

The Commercial Products Group's first quarter sales increased 6 percent to $83.1 million compared to the first quarter of 1994. Higher sales of labels, toner, copier paper and remanufactured laser printer cartridges were partially offset by lower carbonless and facsimile paper sales. Additionally, price increases were implemented in a number of product areas to offset higher raw materials costs. The group's operating profit increased from $.2 million before restructuring charges in 1994 to $1.1 million in 1995 due primarily to the volume improvements and, to a lesser extent, selected price increases.

Net sales increased 16 percent in the Photofinishing Group to $36.4 million compared to the first quarter last year, reflecting the January 1995 acquisition of a mail-order photofinishing business in Europe and a wholesale processing operation in Northern Ireland, as well as weakness in the U.S. dollar versus the British pound. Volume decreased from last year's level in the U.S. and U.K. mail-order businesses, which was only partially offset by higher average prices. Business in both countries was hurt by unfavorable weather, and volume in the U.S. was further affected by aggressive discounting by a mail-order competitor and delayed delivery of promotional mailings due to the large mail volume immediately preceding this year's postage increase. The operating profit for the first quarter of 1995 of $.7 million compared unfavorably to last year by $1.9 million as a result of the lower U.S. and U.K. sales volume, the impact of the U.S. postage increase and the timing of the completion of the European acquisition which occurred after the peak holiday volume period.

Precision Technologies recorded net sales of $4.8 million in the first quarter of 1995, a 47 percent increase over 1994, and generated operating income of $.6 million compared to a small operating loss in 1994. The improved sales and operating income reflect increases in both price and volume attributable to Precision Technologies' expanded product offering and the general strength of the disk drive industry.

Administrative expenses for the first quarter remained flat compared to the first quarter of 1994, as the inclusion of the European photofinishing businesses offset cost savings in the remaining operations. Selling expenses as a percentage of sales increased due to the inclusion of the acquired photofinishing businesses, which generally have higher selling expenses than the Company's other businesses. Research and development spending in 1995 was consistent with the first quarter of 1994, as the Company continues the increased focus on new product development it began last year.

In the fourth quarter of 1993, the Company recorded a restructuring charge of $11.8 million related to the integration and streamlining of the operations of the Commercial Products Group, including workforce reductions, as well as consolidation of facilities and the write-down of certain assets. As part of the restructuring plan, the Company offered certain of its employees an early retirement program and recorded an additional restructuring charge of $2.6 million in the first quarter of 1994.

The details of the Company's restructuring reserve remaining at December 31, 1994 and the activity recorded in the first quarter of 1995 are as follows:

                                                 Balance                          Balance
                                                 Dec. 31,     1995       1995     Mar. 31,
(In thousands)                                     1994     Provision   Charges     1995
                                                 --------   ---------   -------   --------
Provisions related to severance costs             $1,550      $ --       $ 685      $ 865
Provisions related to employees not terminated       150        --          55         95
Provision for assets to be sold or discarded       1,250        --         480        770
                                                  ------      ----       -----      -----
                                                  $2,950      $ --      $1,220     $1,730
                                                  ======      ====      ======     ======

As of March 31, 1995 substantially all planned employee reductions have taken place, and the remaining accrual represents payments to be made in 1995 to these former employees. The provision for assets to be sold or discarded represents costs associated with holding vacated portions of certain corporate and manufacturing facilities during the period until the property can be sold or otherwise disposed of. There were no material changes during the quarter to the Company's original estimate of the costs associated with the restructuring actions.

The estimated annual effective income tax rate of 40.0 percent for the first quarter of 1995 is higher than the U.S. statutory rate primarily due to the unfavorable impact of non-deductible goodwill and state income taxes.

Working capital increased $3.1 million to $49.9 million from December 31, 1994. Increases in accounts receivable, inventories and accounts payable from December 31, 1994 are primarily attributable to the acquisition of the European photofinishing business. The Company borrowed $31 million of its $75 million revolving credit facility during the first quarter of 1995, with approximately $25.7 million being used to acquire the European photofinishing businesses, and the remainder to fund tax payments associated with discontinued operations. At March 31, 1995, borrowings under the $75 million revolving credit facility were $64 million.

                          PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    None.

(b)  Reports on Form 8-K

     On January 26, 1995, the Company filed a report on Form 8-K regarding the acquisition of the Continental European and Northern Ireland-based film processing operations of Nexus Photo Limited.

     On March 28, 1995, the Company filed a report on Form 8-Ka amending its Form 8-K filed January 26, 1995 to include audited financial statements of the businesses acquired and pro forma financial information.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  NASHUA CORPORATION
                                       ----------------------------------------
                                                     (Registrant)


Date: May 12, 1995                     By:         /s/ W. Luke
                                       ----------------------------------------
                                                       W. Luke
                                                Vice President-Finance
                                            (principal financial and duly
                                                 authorized officer)