Form 10-Q
period 1995-06-30
NASHUA CORP
filed 1995-08-11
CIK 69680

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q
(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended      June 30, 1995
                               ----------------------------------------------
                                      OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1984
For the transition period from                       to
                               ---------------------    ---------------------

Commission file number   1-5492-1
                       ------------

                              NASHUA CORPORATION
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            DELAWARE                                                          02-0170100
- ---------------------------------------                     ------------------------------------------------
      (State of incorporation)                                   (I.R.S. Employer Identification Number)

      44 Franklin Street
      P.O. Box 2002
      Nashua, New Hampshire                                                    03061-2002
- ----------------------------------------                    ------------------------------------------------
(Address of principal executive offices)                                       (Zip Code)

Registrant's telephone number, including area code                           (603) 880-2323
                                                            ------------------------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes   X             No ______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                      Outstanding at August 4, 1995
- -----------------------------         -----------------------------------------
Common Stock, par value $1.00         6,373,980 shares (excluding 23,590 shares
                                      held in treasury)

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
- -----------------------------

                                      NASHUA CORPORATION AND SUBSIDIARIES
                                      -----------------------------------
                                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                     -------------------------------------

(In thousands)

                                                                     June 30, 1995                December 31,
ASSETS:                                                              (Unaudited)                      1994
- -------                                                              -------------                ------------
  Cash and cash equivalents                                            $  10,492                   $  10,219
  Accounts receivable                                                     50,429                      40,811
  Inventories
      Materials and supplies                                              16,621                      15,713
      Work in process                                                      4,390                       4,942
      Finished goods                                                      13,826                      13,506
                                                                       ---------                   ---------
                                                                          34,837                      34,161
  Other current assets                                                    26,053                      22,971
                                                                       ---------                   ---------
      Total current assets                                               121,811                     108,162
                                                                       ---------                    --------
  Plant and equipment                                                    142,467                     129,590
  Accumulated depreciation                                               (65,237)                    (58,733)
                                                                       ---------                   ---------
                                                                          77,230                      70,857
   Intangible assets                                                      44,664                      23,297
   Accumulated amortization                                               (7,429)                     (5,772)
                                                                       ---------                   ---------
                                                                          37,235                      17,525
  Other assets                                                            26,836                      31,281
                                                                       ---------                   ---------
      Total assets                                                     $ 263,112                   $ 227,825
                                                                       =========                   =========


LIABILITIES AND SHAREHOLDERS' EQUITY:
- ------------------------------------
  Notes and loans payable                                             $      150                   $     200
  Current maturities of long-term debt                                       475                         450
  Accounts payable                                                        38,582                      27,374
  Accrued expenses                                                        24,920                      22,107
  Income taxes payable                                                     5,265                      11,242
                                                                      ----------                   ---------
      Total current liabilities                                           69,392                      61,373
  Long-term debt                                                          75,725                      49,166
  Other long-term liabilities                                             24,590                      24,590
  Common stock and additional capital                                     18,681                      18,667
  Retained earnings                                                       79,374                      79,744
  Cumulative translation adjustment                                       (3,899)                     (4,928)
  Treasury stock, at cost                                                   (751)                       (787)

  Commitments and contingencies
                                                                      ----------                   ---------

      Total liabilities and shareholders' equity                      $  263,112                   $ 227,825
                                                                      ==========                   =========

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

                                           NASHUA CORPORATION AND SUBSIDIARIES
                                           -----------------------------------
                          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                          ---------------------------------------------------------------------
                                                       (UNAUDITED)
                                                       -----------

(In thousands, except per share data)                             Three Months Ended                 Six Months Ended
                                                             ---------------------------       --------------------------
                                                                June 30,         July 1,         June 30,         July 1,
                                                                 1995             1994            1995             1994
                                                             ----------       ----------       ----------      ----------
Net sales                                                    $  137,057       $  122,702       $  261,382      $  235,525
Cost of products sold                                           101,100           90,793          196,380         177,465
Research, selling, distribution and
  administrative expenses                                        31,547           26,717           59,246          51,700
Restructuring charges                                                 -                -                -           2,600
Interest expense                                                  1,453              549            2,904           1,027
Interest income                                                    (175)             (55)            (396)            (98)
                                                             ----------      -----------       ----------      ----------

Income from continuing operations
  before income taxes                                             3,132            4,698            3,248           2,831
Income taxes                                                      1,269            1,778            1,315           1,069
                                                             ----------       ----------        ---------      ----------

Income from continuing operations                                 1,863            2,920            1,933           1,762

Income (loss) from discontinued operations                            -                -                -          (2,295)
                                                             ----------       ----------     ------------      ----------

Net income (loss)                                                 1,863            2,920            1,933            (533)
Retained earnings, beginning of period                           78,662           77,575           79,744          82,166
Dividends                                                        (1,151)          (1,140)          (2,303)         (2,278)
                                                             ----------       ----------        ---------      ----------

Retained earnings, end of period                             $   79,374       $   79,355        $  79,374      $   79,355
                                                             ==========       ==========        =========      ==========

Earnings (loss) per common and common
  equivalent share:
    Income from continuing operations                        $      .29       $      .46        $     .30      $      .28
    Income (loss) from discontinued operations                       -                 -                -            (.36)
                                                             ----------       ----------        ---------      ----------
Net income (loss)                                            $      .29       $      .46        $     .30      $     (.08)
                                                             ==========       ==========        =========      ==========
Dividends per common share                                   $      .18       $      .18        $     .36      $      .36
                                                             ==========       ==========        =========      ==========

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


                                 NASHUA CORPORATION AND SUBSIDIARIES
                                 -----------------------------------
                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           -----------------------------------------------
                                             (UNAUDITED)
                                             -----------

(In thousands)
                                                                                        Six Months Ended
                                                                               -----------------------------
                                                                                 June 30,            July 1,
                                                                                   1995               1994
                                                                               ---------           ---------
Cash flows from operating activities of continuing operations:
  Net income (loss)                                                            $   1,933           $    (533)
  Adjustments to reconcile net income (loss) to cash
    provided by continuing operating activities:
      Depreciation and amortization                                                8,859               7,412
      Loss from discontinued operations                                                -               2,295
      Net change in working capital                                                  462              (7,880)
                                                                               ---------           ---------

Cash provided by continuing operating activities                                  11,254               1,294
                                                                               ---------           ---------

Cash flows from investing activities of continuing operations:
  Investment in plant and equipment                                               (7,531)             (7,273)
  Acquisition of business                                                        (25,861)                 -
                                                                               ---------           ---------
  Cash used in investing activities                                              (33,392)             (7,273)
                                                                               ---------           ---------

Cash flows from financing activities of continuing operations:
  Proceeds from borrowings                                                        32,800              17,400
  Repayment of borrowings                                                         (6,266)            (13,014)
  Dividends paid                                                                  (2,294)             (2,278)
  Proceeds and tax benefits from shares
    issued under stock option plans                                                    5                 177
  Purchase and reissuance of treasury stock                                           36                   -
                                                                               ---------           ---------
  Cash provided by financing activities                                           24,281               2,285
                                                                               ---------           ---------

Proceeds from sale of discontinued operations                                      5,950              11,115
Cash applied to activities of discontinued operations                             (7,900)             (4,597)

Effect of exchange rate changes on cash                                               80                 209
                                                                               ---------           ---------

Increase in cash and cash equivalents                                                273               3,033
Cash and cash equivalents at beginning of period                                  10,219               5,883
                                                                               ---------           ---------
Cash and cash equivalents at end of period                                     $  10,492           $   8,916
                                                                               =========           =========

Interest paid                                                                  $   4,517           $   1,015
                                                                               =========           =========
Income taxes paid                                                              $   6,551           $      58
                                                                               =========            ========

   The accompanying notes are an integral part of the condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------

Earnings Per Common and Common Equivalent Share
- -----------------------------------------------

Earnings per common and common equivalent share is computed based on the total of the weighted average number of common shares and, as applicable, the weighted average number of common equivalent shares outstanding during the period.

                                                Three Months Ended                   Six Months Ended
                                             ------------------------           -------------------------
                                              June 30,        July 1,            June 30,         July 1,
                                               1995            1994               1995             1994
                                             ---------       ---------          ---------       ---------
Common shares outstanding                    6,373,815       6,331,123          6,373,631       6,326,284
Common share equivalents                             4          17,132                250          24,011

Stock Options
- -------------

At June 30, 1995, options for 405,744 shares of common stock were outstanding. Stock options for an additional 253,050 shares may be awarded under the Company's 1987 Stock Option Plan and stock options for an additional 217,000 shares may be awarded under the Company's 1993 Stock Incentive Plan.

Acquisition
- -----------

On January 13, 1995, the Company acquired certain photofinishing operations from Nexus Photo Ltd. The acquisition includes mail- order photofinishing operations in France, Belgium, The Netherlands and Spain, and a wholesale film processing business in Northern Ireland. The following unaudited pro forma data summarize the consolidated results of operations for the periods indicated as if the operations had been combined at the beginning of the periods presented, after giving effect to certain pro forma adjustments. The pro forma data do not purport to be indicative of the results which would actually have been attained if the combination had been in effect for the periods indicated or which may be attained in the future.

                                                                   Six Months Ended
                                                             ---------------------------
(In thousands,                                               June 30,            July 1,
  except per share data)                                       1995               1994
                                                             --------           --------
Net sales                                                    $263,276           $255,958
Income from
 continuing operations                                          2,116              1,564
Net income (loss)                                               2,116               (731)
Earnings (loss) per common
 and common equivalent share:
     Income from
      continuing operations                                  $    .33           $    .25
     Net income (loss)                                       $    .33           $   (.11)

Included in the pro forma net loss for the six months ended July 1, 1994 was a loss from discontinued operations of $2.3 million, on $.36 per share.

Other
- -----

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position as of June 30, 1995, the results of operations for the three-month and six-month periods ended June 30, 1995 and July 1, 1994, and cash flows for the six- month periods ended June 30, 1995 and July 1, 1994.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         -------------------------------------------------
          CONDITION AND RESULTS OF OPERATIONS
          -----------------------------------


Net sales for the second quarter of 1995 increased 12 percent to $137.1 million compared to the second quarter of 1994, and for the first six months of 1995 increased 11 percent to $261.4 million compared to the same period of 1994, reflecting increased revenue in all three business segments. Net income for the second quarter of 1995 was $1.9 million, versus $2.9 million for the same quarter last year, as lower operating results in the Commercial Products and Photofinishing Groups more than offset significantly improved Precision Technologies results. Income from continuing operations for the six month period increased to $1.9 million compared to $1.8 million in the prior year. Included in the 1994 year-to-date results from continuing operations were charges of $.9 million related to a potential acquisition of a non-U.S. photofinishing business and a restructuring charge of $2.6 million associated with the Company's early retirement program.

The Commercial Product Group's second quarter sales increased 2 percent to $83.4 million versus the same period of 1994, the result of significantly higher copier paper volume as well as increased remanufactured laser printer cartridge and toner volumes, offset by sales declines in other product areas. Sales of labels, facsimile paper, tapes and diskettes all declined in the second quarter of 1995, as volume decreases more than offset the impact of higher selling prices. Sales for the first six months of 1995 increased 4 percent compared to the same period of 1994, primarily attributable to higher sales of labels, toner, copier paper and remanufactured laser printer cartridges. Operating profits in the second quarter of 1995 were $2.0 million, 23 percent lower than the second quarter of 1994, due to higher raw material costs and a less favorable product mix, partially offset by the strong demand for copier paper and selected selling price increases. The group's operating profit for the six months increased from $2.8 million before restructuring charges in 1994 to $3.1 million in 1995, due primarily to the volume improvements in the first quarter of 1995, and administrative cost savings associated with restructuring actions taken in 1994.

Photofinishing Group sales for the second quarter and first six months of 1995 increased 28 percent and 22 percent, respectively, from the comparable 1994 periods. The inclusion of the European mail-order and Northern Ireland-based wholesale processing operations acquired in January 1995, and the favorable exchange impact of a weaker U.S. dollar versus the British pound, more than offset the impact of significantly lower U.S. mail-order volumes for the year and lower average prices in the second quarter. The U.S. business continues to be affected by aggressive discounting in the direct mail channel and competing retail channels. Operating profit for the second quarter of 1995 was $2.7 million, a decrease of 35 percent from 1994, as lower sales and increased promotional expense in the U.S., and higher costs and reduced third- party income in the U.K., offset the inclusion of the European and Irish operating results. For the six months, operating profit declined 49 percent to $3.4 million due to the unfavorable factors noted above and the timing of the completion of the European acquisition which occurred after the peak holiday volume period.

Precision Technologies recorded net sales of $5.7 million and $10.5 million for the second quarter and first six months of 1995, respectively, significantly higher than the comparable 1994 periods. Operating income rose to $1.1 million and $1.7 million, respectively, in the three and six month periods this year versus small losses last year. The improved sales and profitability reflect significantly higher sales volumes and improved manufacturing efficiencies as the operation continues to broaden its product offerings and customer base. Management believes Precision Technologies will continue to benefit from the general strength of the computer disk drive industry at least through the end of 1995.

Administrative expenses increased by 18 percent and 6 percent in the second quarter and first six months of 1995, respectively, compared to the same 1994 periods, as the impact of including the European and Irish operations was only partially offset by cost savings associated with restructuring actions taken in early 1994. Selling expenses increased as a percentage of sales in both the second quarter and year-to-date periods of 1995 compared to 1994, due to the inclusion of the acquired photofinishing businesses, which generally have a higher ratio of selling expense to sales than the Company's other businesses, and to higher promotional spending in the U.S. photofinishing operation. Research and development spending in 1995 has remained fairly consistent with 1994 spending levels as the Company maintains the increased focus on new product development it began last year.

In the fourth quarter of 1993, the Company recorded a restructuring charge of $11.8 million related to the integration and streamlining of the operations of the Commercial Products Group, including work force reductions, as well as consolidation of facilities and the write-down of certain assets. As part of the restructuring plan, the Company offered certain of its employees an early retirement program and recorded an additional restructuring charge of $2.6 million in the first quarter of 1994.


The details of the Company's restructuring reserve remaining at December 31, 1994 and the activity recorded in the first six months of 1995 are as follows:

                                                          Balance                                   Balance
                                                          Dec. 31,         1995        1995         June 30,
(In thousands)                                             1994         Provision     Charges        1995
                                                         ---------      ---------     -------     ----------
Provisions related to severance costs                      $1,550         $    -      $1,080         $  470
Provisions related to employees not terminated                150              -         125             25
Provision for assets to be sold or discarded                1,250              -       1,000            250
                                                           ------         ------      ------         ------
                                                           $2,950         $    -      $2,205         $  745
                                                           ======         ======      ======         ======

As of June 30, 1995, the provision related to severance costs represents payments to be made in 1995 to former employees. The provision for assets to be sold or discarded represents costs associated with holding vacated portions of certain corporate and manufacturing facilities during the period until the property can be sold or otherwise disposed of. There were no material changes during 1995 to the Company's original estimate of the costs associated with the restructuring actions.

The effective tax rate of 40.5 percent for the first six months of 1995 is higher than the U.S. statutory rate of 35 percent due primarily to the unfavorable impact of non-deductible goodwill and state income taxes.

Working capital increased $5.6 million to $52.4 million from December 31, 1994. Increases in accounts receivable, inventories, accounts payable and accrued expenses from December 31, 1994 are primarily attributable to the acquisition of the European photofinishing businesses. The Company also received $6.0 million from the payment of a note received in connection with the 1994 sale of the Computer Products Group. The Company has borrowed an additional $33 million of its $75 million revolving credit facility during 1995, with approximately $25.7 million being used to acquire the European photofinishing business and the remainder being used to fund tax payments associated with discontinued operations. At June 30, 1995, borrowings under the $75 million revolving credit facility were $60 million.



PART II - OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- ------------------------------------------------------------


On April 28, 1995, the Annual Meeting of the stockholders of Nashua Corporation was held. The following individuals were elected Directors of the Company by the votes cast for and withheld from those individuals as indicated below:

                                                   For              Withheld
                                                   ---              --------
            Joseph A. Baute                      5,643,220            63,026
            Sheldon A. Buckler                   5,657,313            48,933
            Richard E. Carter                    5,654,461            51,785
            Thomas W. Eagar                      5,651,584            54,662
            Charles S. Hoppin                    5,640,776            65,470
            John M. Kucharski                    5,656,798            49,448
            William E. Mitchell                  5,634,770            71,476
            James F. Orr III                     5,657,848            48,398
            James Brian Quinn                    5,643,347            62,899

ITEM 5.     OTHER INFORMATION
- -----------------------------

On August 10, 1995, Nashua Corporation announced that William E. Mitchell had announced his intention to resign as president and chief executive officer, effective September 8, 1995. Francis J. Lunger, Nashua Corporation's vice president and chief administrative officer will serve as president and chief executive officer while the Board of Directors evaluates candidates to assume the president and chief executive responsibilities.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
- -----------------------------------------

(a)  Exhibits

     None.


(b)  Reports on Form 8-K

 No reports on Form 8-K were filed during the quarter for which this report is filed.

                              SIGNATURES
                              ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   NASHUA CORPORATION
                                             ------------------------------
                                                       (Registrant)

Date:  August 11, 1995                       By:  /s/W. Luke
       ----------------                      ------------------------------
                                                   W. Luke
                                                   Vice President-Finance
                                             (principal financial and duly
                                                   authorized officer)