Form 10-Q
period 1995-09-29
NASHUA CORP
filed 1995-11-13
CIK 69680

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-Q
(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended             September 29, 1995
                               ------------------------------------------------
                                      OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1984
For the transition period from ____________ to ________________________________

Commission file number   1-5492-1
                        ----------

                               NASHUA CORPORATION
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               DELAWARE                                 02-0170100
---------------------------------       --------------------------------------
      (State of incorporation)          (I.R.S. Employer Identification Number)

        44 Franklin Street
        P.O. Box 2002
        Nashua, New Hampshire                           03061-2002
----------------------------------------      --------------------------------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code      (603) 880-2323
                                                   ---------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes   X         No
                        -----          -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                     Outstanding at November 3, 1995
-----------------------------  ------------------------------------------------
Common Stock, par value $1.00  6,373,950 shares (excluding 23,620 shares held in treasury)

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

                      NASHUA CORPORATION AND SUBSIDIARIES
                      -----------------------------------
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------

(In thousands)
                                                   September 29,
                                                        1995                    December 31,
ASSETS:                                             (Unaudited)                     1994
                                                   -------------               -------------
  Cash and cash equivalents                           $ 12,242                    $ 10,219
  Accounts receivable                                   42,345                      40,811
  Inventories
     Materials and supplies                             14,385                      15,713
     Work in process                                     3,242                       4,942
     Finished goods                                     13,100                      13,506
                                                      --------                    --------
                                                        30,727                      34,161
  Other current assets                                  23,979                      22,971
                                                      --------                    --------
     Total current assets                              109,293                     108,162
                                                      --------                    --------
  Plant and equipment                                  147,880                     129,590
  Accumulated depreciation                             (69,322)                    (58,733)
                                                      --------                    --------
                                                        78,558                      70,857
  Intangible assets                                     45,044                      23,297
  Accumulated amortization                              (8,163)                     (5,772)
                                                      --------                    --------
                                                        36,881                      17,525
  Other assets                                          21,061                      31,281
                                                      --------                    --------
     Total assets                                     $245,793                    $227,825
                                                      ========                    ========


LIABILITIES AND SHAREHOLDERS' EQUITY:
------------------------------------
  Notes and loans payable                             $     50                    $    200
  Current maturities of long-term debt                     500                         450
  Accounts payable                                      37,329                      27,374
  Accrued expenses                                      27,210                      22,107
  Income taxes payable                                   2,835                      11,242
                                                      --------                    --------
     Total current liabilities                          67,924                      61,373
  Long-term debt                                        68,600                      49,166
  Other long-term liabilities                           24,590                      24,590
  Common stock and additional capital                   18,681                      18,667
  Retained earnings                                     70,953                      79,744
  Cumulative translation adjustment                    (4,204)                     (4,928)
  Treasury stock, at cost                                (751)                       (787)

  Commitments and contingencies                       --------                    --------

     Total liabilities and shareholders' equity       $245,793                    $227,825
                                                      ========                    ========

The accompanying notes are an integral part of the condensed consolidated financial statements.


                      NASHUA CORPORATION AND SUBSIDIARIES
                      -----------------------------------
     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
     ---------------------------------------------------------------------
                                  (UNAUDITED)
                                  ----------



(In thousands, except per share data)                     Three Months Ended                    Nine Months Ended
                                                   -------------------------------        -------------------------------
                                                     Sept. 29,          Sept. 30,           Sept. 29,          Sept. 30,
                                                       1995               1994                1995               1994
                                                   ------------       ------------        ------------       ------------
Net sales                                            $136,242           $127,852            $397,624            $363,377
Cost of products sold                                 100,636             94,537             297,016             272,002
Research, selling, distribution and
  administrative expenses                              35,164             28,945              94,410              80,645
Restructuring and other unusual charges                 8,287                  -               8,287               2,600
Interest expense                                        1,369                668               4,273               1,695
Interest income                                          (129)              (218)               (525)               (316)
                                                     --------           --------             --------           --------

Income (loss) from continuing operations
  before income taxes                                  (9,085)             3,920              (5,837)              6,751
Income taxes (benefit)                                 (1,811)             1,564                (496)              2,633
                                                     --------           --------             --------           --------

Income (loss) from continuing operations               (7,274)             2,356               (5,341)             4,118

Loss from discontinued operations                           -                  -                    -             (2,295)
                                                     --------           --------             --------           --------

Net income (loss)                                      (7,274)             2,356               (5,341)             1,823
Retained earnings, beginning of period                 79,374             79,355               79,744             82,166
Dividends                                              (1,147)            (1,144)              (3,450)            (3,422)
                                                     --------           --------             --------           --------

Retained earnings, end of period                     $ 70,953           $ 80,567             $ 70,953           $ 80,567
                                                     ========           ========             ========           ========
Earnings (loss) per common and common
  equivalent share:
    Income (loss) from continuing operations         $  (1.14)          $    .37             $   (.84)          $    .65
    Loss from discontinued operations                       -                  -                    -               (.36)
                                                     --------           --------             --------           --------
Net income (loss)                                    $  (1.14)          $    .37             $   (.84)          $    .29
                                                     ========           ========             ========           ========
Dividends per common share                           $    .18           $    .18             $    .54           $    .54
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


                      NASHUA CORPORATION AND SUBSIDIARIES
                      -----------------------------------
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------
                                  (UNAUDITED)
                                  -----------

(In thousands)
                                                                                Nine Months Ended
                                                                           ------------------------------
                                                                           Sept. 29,            Sept. 30,
                                                                             1995                 1994
                                                                           ---------            ---------
Cash flows from operating activities of continuing operations:
  Net income (loss)                                                        $ (5,341)            $  4,118
  Adjustments to reconcile net income (loss) to cash
    provided by (used in) continuing operating activities:
      Depreciation and amortization                                          13,966               11,726
      Net change in working capital and other assets                         17,072              (19,621)
                                                                           ---------            ---------

Cash provided by (used in) continuing operating activities                   25,697               (3,777)
                                                                           ---------            ---------

Cash flows from investing activities of continuing operations:
  Investment in plant and equipment                                         (11,317)             (11,935)
  Acquisition of business                                                   (27,267)                   -
                                                                           ---------            ---------
  Cash used in investing activities of continuing operations                (38,584)             (11,935)
                                                                           ---------            ---------

Cash flows from financing activities of continuing operations:
  Proceeds from borrowings                                                   32,800               38,400
  Repayment of borrowings                                                   (13,466)             (22,019)
  Dividends paid                                                             (3,441)              (3,422)
  Proceeds and tax benefits from shares
    issued under stock option plans                                               5                  683
  Purchase and reissuance of treasury stock                                      36                    -
                                                                           ---------            ---------
  Cash provided by financing activities of continuing operations             15,934               13,642
                                                                           ---------            ---------

Proceeds from sale of discontinued operations                                 6,950               11,115
Cash applied to activities of discontinued operations                        (8,052)              (3,896)

Effect of exchange rate changes on cash                                          78                  484
                                                                           ---------            ---------

Increase in cash and cash equivalents                                         2,023                5,633
Cash and cash equivalents at beginning of period                             10,219                5,883
                                                                           ---------            ---------
Cash and cash equivalents at end of period                                 $ 12,242             $ 11,516
                                                                           =========            =========

Interest paid                                                              $  6,668             $  2,038
                                                                           =========            =========
Income taxes paid                                                          $  8,874             $  2,605
                                                                           =========            =========



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

                                     Three Months Ended                       Nine Months Ended
                               --------------------------------         ------------------------------
                                Sept. 29,            Sept. 30,           Sept. 29,           Sept. 30,
                                  1995                 1994                1995                1994
                               -----------         ------------         -----------        ------------
Common shares outstanding       6,373,968            6,348,140           6,373,628           6,334,524
Common share equivalents                4               15,021                 175              21,294


Stock Options
-------------

At September 29, 1995, options for 485,234 shares of common stock were outstanding. Stock options for an additional 143,560 shares may be awarded under the Company's 1987 Stock Option Plan and stock options for an additional 247,000 shares may be awarded under the Company's 1993 Stock Incentive Plan.


Acquisition
-----------


On January 13, 1995, the Company acquired certain photofinishing operations from Nexus Photo Ltd. The acquisition includes mail-order photofinishing operations in France, Belgium, The Netherlands and Spain, and a wholesale film processing business in Northern Ireland. The following unaudited pro forma data summarizes the consolidated results of operations for the periods indicated as if the operations had been combined at the beginning of the periods presented, after giving effect to certain pro forma adjustments. The pro forma data does not purport to be indicative of the results which would actually have been attained if the combination had been in effect for the periods indicated or which may be attained in the future.

                                                            Nine Months Ended
                                                   ----------------------------------
(In thousands,                                      Sept. 29,               Sept. 30,
  except per share data)                              1995                    1994
                                                   -----------             ----------
Net sales                                            $399,518                $398,856
Income (loss) from
 continuing operations                                 (5,158)                  5,561
Net income (loss)                                      (5,158)                  3,266
Earnings (loss) per common
 and common equivalent share:
     Income (loss) from
      continuing operations                          $   (.81)               $    .87
     Net income (loss)                               $   (.81)               $    .51

Included in the pro forma net loss for the nine months ended September 30, 1994 was a loss from discontinued operations of $2.3 million, or $.36 per share.

Restructuring and Other Unusual Charges
---------------------------------------

In the third quarter of 1995, the Company recorded restructuring and other unusual pretax charges of $8.3 million. Included in this amount are charges of $1.9 million primarily relating to salary and benefit continuation costs recorded in connection with a workforce reduction effecting the Company's Commercial Products Group and the realignment of Nashua's management, and costs associated with cancelling a contractual obligation. The remaining unusual charges of $6.4 million relate to the write-down of excess inventory, costs associated with the relocation of remanufactured cartridge operations to Mexico and certain channel rationalization expenses. The lower operating results and the recognition of the restructuring and other unusual charges resulted in the Company providing a $3 million valuation allowance against tax assets based upon the reduced likelihood of future realization. The Company expects to record additional restructuring and other unusual pretax charges of $7.5 million in the fourth quarter of 1995, principally relating to functional realignment within the Company's Commercial Products Group, product rationalization expenses and cost reduction initiatives.

As part of a 1993 restructuring plan, the Company offered certain of its employees an early retirement program and due to a higher-than-expected level of participation in the program, the Company recorded an additional restructuring charge of $2.6 million in the first quarter of 1994. At September 29, 1995 these restructuring actions are complete and no restructuring reserves remain relative to the 1993 restructuring plan or the additional reserves recorded in 1994.

Indebtedness
------------

The Company's revolving credit facility and senior note agreement require maintenance of certain restrictive financial covenants related to interest and fixed charge coverage, minimum tangible net worth, leverage and additional debt. The Company was not in compliance with the interest and fixed charge coverage portions of these covenants at September 29, 1995 and has obtained agreements with its lenders that they will not take any action with respect to the Company's non-compliance during a grace period which ends November 27, 1995. The Company has had preliminary discussions with its lenders regarding amendments to its debt agreements to modify the financial covenants in a manner that will allow the Company to remain in compliance and based upon those discussions, the Company believes that the debt agreements will be amended by November 27, 1995 and the banks will accommodate borrowing requests to meet current operating needs during this period. However, the Company's lenders are not obligated to extend additional loans under the Company's revolving credit facility until such time as the facility is amended to address the current non-compliance.

Other
-----

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position as of September 29, 1995, the results of operations for the three-month and nine-month periods ended September 29, 1995 and September 30, 1994, and cash flows for the nine-month periods ended September 29, 1995 and September 30, 1994.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         -------------------------------------------------
           CONDITION AND RESULTS OF OPERATIONS
           -----------------------------------

Net sales for the third quarter of 1995 increased 7 percent to $136.2 million compared to the third quarter of 1994, and for the first nine months of 1995 increased 9 percent to $397.6 million compared to the same period last year. The increases were primarily due to the inclusion of the European and Irish photofinishing operations acquired in January 1995 and sales improvements by Precision Technologies partially offset by sales declines in Commercial Products. The Company incurred a pretax operating loss in the third quarter of 1995 of $9.1 million compared to a pretax profit of $3.9 million for the same period in 1994. For the first nine months of 1995 the Company incurred a pretax operating loss of $5.8 million compared to an operating profit from continuing operations of $6.8 million in the same period of 1994. The 1995 results reflect restructuring and other unusual charges of $8.3 million discussed below. Included in the 1994 year-to-date results from continuing operations were charges of $.9 million related to a potential acquisition of a non-U.S. photofinishing business and a restructuring charge of $2.6 million associated with the Company's early retirement program.

The restructuring and other unusual charges of $8.3 million recorded in the third quarter of 1995 included approximately $1.9 million for salary and benefit continuation costs relating to a workforce reduction of approximately 15 production and administrative employees in the Commercial Products Group and the realignment of management. As of September 29, 1995 the Company has paid $.2 million of the recorded $1.9 million charge. The remaining unusual charges of $6.4 million relate to the write-down of excess inventory, costs associated with the relocating of remanufactured cartridge operations to Mexico and certain channel rationalization expenses. As a result of lower operating results and recognition of the aforementioned restructuring and other unusual charges, the Company also provided a $3 million valuation allowance against tax assets due to the probability that such assets will not be realized. The Company expects to record additional restructuring and other unusual pretax charges of $7.5 million in the fourth quarter of 1995, principally relating to realignments within the Commercial Products Group including product rationalization expenses and other cost reduction initiatives.

In the fourth quarter of 1993, the Company recorded a restructuring charge of $11.8 million related to the integration and streamlining of the operations of the Commercial Products Group, as well as the consolidation of facilities and write-down of certain assets. As part of the restructuring plan, the Company offered certain of its employees an early retirement program and recorded an additional restructuring charge of $2.6 million in the first quarter of 1994. At September 29, 1995 these restructuring actions are complete and no restructuring reserves remain relative to these charges.

The Commercial Products Group's sales for the third quarter of 1995 fell 11 percent to $70.8 million due to lower volumes of facsimile and carbonless papers, labels and toner. Sales for the first nine months of 1995 were $237.3 million, slightly lower than the comparable 1994 period, as significantly higher copier paper volume and higher laser printer cartridge and toner volumes were more than offset by lower volumes of facsimile and carbonless papers and tape. The group incurred operating losses of $10.3 million and $7.2 million in the third quarter and year-to-date periods of 1995, respectively, compared to operating income of $.5 million and $.8 million, respectively, in 1994. Included in the 1995 operating loss were pretax restructuring and other unusual charges of $7.0 million related to the write-off of excess inventory, distribution channel rationalization expenses, one-time costs associated with relocating remanufactured cartridge operations to Mexico, and severance and employment related costs associated with realigning group management and a reduction in workforce. Higher raw material costs, only partially offset by higher selling prices, and the lower volume resulted in operating losses before restructuring and other unusual charges in the third quarter and current year-to-date versus operating income in the same periods of 1994.

Sales for the Photofinishing Group for the third quarter and first nine months of 1995 increased 28 percent and 25 percent, respectively, versus the same 1994 periods due to the inclusion of the European and Irish photofinishing operations acquired in January 1995. Excluding the acquired businesses, Photofinishing Group sales declined 4 percent and 5 percent in the three and nine month periods of 1995, respectively, compared to 1994 due to lower volume in the U.S. mail- order operation. In the UK mail-order operation, third quarter and year-to-date decreases in volume were offset by selling price increases and favorable exchange rates. Operating income for the third quarter of 1995 fell 36 percent to $3.6 million, and for the year fell 43 percent to $7.1 million, as higher marketing expenses in the US and UK and lower US volume more than offset the inclusion of the acquired European and Northern Ireland operations.

Precision Technologies recorded sales of $7.1 million and $17.6 million, respectively, in the three and nine month periods of 1995, with corresponding operating income of $1.5 million and $3.2 million, respectively, significantly higher than the same periods of 1994. The improvements are due to the continued strong demand for aluminum disk substrates, improved product mix and manufacturing efficiencies associated with the increases in volume. Management anticipates continued strong demand of disk products through at least the end of this year.

Administrative expenses increased 45 percent and 18 percent, respectively, for the third quarter and first nine months of 1995 compared to the same periods last year due primarily to the inclusion of the acquired Photofinishing businesses. Selling expenses increased as a percentage of sales in both the third quarter and for the current year compared to 1994 due to the inclusion of the acquired photofinishing businesses, which generally have a higher ratio of selling expense to sales than the Company's other businesses and higher promotional expenses in both the US and UK photofinishing operations. Research and development spending in 1995 has remained consistent with 1994 spending levels as the Company maintains the increased focus on new product development it began last year.

The effective tax benefit for the first nine months of 1995 is 8.5 percent. The benefit is less than the U.S. statutory rate primarily due to the establishment of a valuation allowance against long-term tax assets and the unfavorable impact of non-deductible goodwill amortization.

Working capital decreased $5.4 million to $41.4 million from December 31, 1994, primarily due to the restructuring and other unusual pretax charge of $8.3 million recorded in the third quarter of 1995 partially offset by the effect of the acquisition of the European and Irish photofinishing operations acquired in January 1995. The Company has also received $7.0 million from the repayment of a note received in connection with the 1994 sale of the Computer Products Group. The Company has borrowed an additional $33 million of its $75 million revolving credit facility during 1995, with approximately $25.7 million being used to acquire the European photofinishing business and the remainder being used to fund tax payments associated with discontinued operations. At September 29, 1995, borrowings under the $75 million revolving credit facility were $53 million. The Company believes that cash flow from operations and available borrowing capacity, which may be temporarily restricted as described in the following paragraph, will be adequate to cover short and long term liquidity needs, including those arising from restructuring and other unusual charges in the third and fourth quarters of 1995.

The Company's revolving credit facility and senior note agreement require maintenance of certain restrictive financial covenants related to interest and fixed charge coverage, minimum tangible net worth, leverage and additional debt. The Company was not in compliance with the interest and fixed charge coverage portions of these covenants at September 29, 1995 and has obtained agreements with its lenders that they will not take any action with respect to the Company's non-compliance during a grace period which ends November 27, 1995. The Company has had preliminary discussions with its lenders regarding amendments to its debt agreements to modify the financial covenants in a manner that will allow the Company to remain in compliance and based upon those discussions, the Company believes that the debt agreements will be amended by November 27, 1995 and the banks will accommodate borrowing requests to meet current operating needs during this period. However, the Company's lenders are not obligated to extend additional loans under the Company's revolving credit facility until such time as the facility is amended to address the current non-compliance.

On November 6, 1995, the Company announced that due to inconsistent operating results it has discontinued its quarterly dividend. Nashua's Board of Directors intends to review this decision at a time when the Company's financial performance would make such reconsideration appropriate.

PART II - OTHER INFORMATION

ITEM 5.  OTHER INFORMATION
--------------------------

On September 11, 1995 the Company announced that effective immediately William Luke had resigned his position as Vice President-Finance and Chief Financial Officer and that Daniel M. Junius, Treasurer, had assumed the Vice President-Finance responsibilities. Francis J. Lunger, Nashua's President and Chief Executive Officer assumed the additional responsibilities of Chief Financial Officer.

On November 6, 1995 Nashua Corporation announced that Francis J. Lunger had announced his intention to resign as President, Chief Executive Officer and Chief Financial Officer, effective November 13, 1995. Joseph A. Baute, Nashua Corporation's Board of Directors Chairman will serve as President and Chief Executive Officer while the Board of Directors evaluates candidates to assume the President and Chief Executive Officer responsibilities. Daniel M. Junius, Vice President-Finance and Treasurer assumed the additional responsibilities of Chief Financial Officer.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

(a) Exhibits
    None

(b) Reports on Form 8-K
    On October 11, 1995, the Company filed a report on Form 8-K regarding the expected results for the third quarter of 1995.

                                  SIGNATURES
                                  ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             NASHUA CORPORATION
                              ------------------------------------------------
                                                (Registrant)

Date: November 13, 1995       By: /s/Daniel M. Junius
      -----------------       ------------------------------------------------
                                  Daniel M. Junius
                                  Vice President-Finance,
                                  Chief Financial Officer and Treasurer
                              (principal financial and duly authorized officer)