Form 10-K405
period 1995-12-31
NASHUA CORP
filed 1996-04-01
CIK 69680

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended   December 31, 1995

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from                  to
                               ----------------    -----------------

Commission File Number 1-5492-1

                               NASHUA CORPORATION
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its Charter)

              Delaware                                  02-0170100
- ----------------------------------       ---------------------------------------
     (State of incorporation)            (I.R.S. Employer Identification Number)

          44 Franklin Street
          P.O. Box 2002
          Nashua, New Hampshire                         03061-2002
- ----------------------------------       ---------------------------------------
     (Address of principal                              (Zip Code)
       executive offices)

Registrant's telephone number, including area code         (603) 880-2323
                                                      --------------------------

Securities registered pursuant to Section 12(b) of the Act:

                                                    Name of each exchange
     Title of each class                             on which registered
     -------------------                             -------------------

Common Stock, par value $1.00                       New York Stock Exchange
Preferred Stock Purchase Rights                     New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.(X)

                                    Continued

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X          No
    ---            ---

         The aggregate market value of voting stock held by non-affiliates of the registrant as of March 15, 1996 was approximately $68,464,003. The number of shares outstanding of the registrant's Common Stock as of March 15, 1996 was 6,598,940 (excluding 23,630 shares held in treasury).

                       DOCUMENTS INCORPORATED BY REFERENCE

None

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         Nashua Corporation conducts business in three segments: Commercial Products, Photofinishing and Cerion Technologies (formerly Precision Technologies). The consolidated sales for 1995 were $452.2 million. Foreign sales and export sales from the United States totaled $138.8 million and represented 30.7 percent of the Company's total sales in fiscal 1995.

         Nashua was incorporated in Massachusetts in 1904 and changed its state of incorporation to Delaware in 1957. The Company has its principal executive offices at 44 Franklin Street, P.O. Box 2002, Nashua, New Hampshire 03061-2002 (Telephone: (603) 880-2323). References to the "Company" or to "Nashua" refer to Nashua Corporation and its consolidated subsidiaries, unless the context otherwise requires.

         On January 13, 1995, the Company acquired certain photofinishing operations from Nexus Photo Ltd. The acquisition includes mail-order photofinishing operations in France, Belgium, the Netherlands and Spain, and a wholesale film-processing business in Northern Ireland. The total purchase price was approximately $27.6 million. Approximately $20.7 million of the purchase price was provided under the $75 million revolving credit agreement dated January 5, 1995.

         The Company recorded restructuring and other unusual charges of $16.2 million in 1995, which included $14.3 million related to the Commercial Products Group, primarily for business unit and functional realignments, product and channel rationalizations, inventory write-downs related to the remanufactured cartridge operation, and cost reduction initiatives. The remainder of the 1995 charges resulted primarily from changes in the Company's executive management during the year, including severance and other personnel related costs. The 1995 restructuring and other unusual charges include charges of $8.2 million and $8 million in the third and fourth quarters, respectively.

         On March 21, 1996, Cerion Technologies filed a registration statement on Form S-1 with the Securities and Exchange Commission for a proposed initial public offering of 3,840,000 shares of common stock. Of the total, 1,615,000 shares are being offered by Cerion and 2,225,000 shares are being offered by Nashua as the selling stockholder. Cerion Technologies, based in Champaign, Illinois, is an independent supplier of aluminum substrates for the computer disk drive industry. All or most of the proceeds anticipated to be generated from the sale of shares offered by Nashua will be used to prepay a portion of the Company's debt.

         The Company's revolving credit facility and senior note agreement require maintenance of certain restrictive financial covenants related to interest and fixed charge coverage, tangible net worth, leverage and additional debt. Since September 29, 1995, the Company has not been in compliance with the interest and fixed charge coverage portions of these agreements. Since the initial date of technical default, the lenders have provided the Company with a forbearance during which time the parties have been negotiating amendments to the lending agreements in order to allow the Company to remain in compliance. As part of the interim agreement with its lenders, interest payable on amounts outstanding under the Revolving Credit Agreement were adjusted to the agent bank's prime rate (Reference Rate) plus .5 percent.

         On March 27, 1996, the Company reached agreement with its lenders on the terms of amendments to existing lending agreements which will supersede the terms and conditions of the existing $75 million revolving credit facility and the Company's senior note agreement. Under the provisions agreed to with lenders, the revolving credit facility will be replaced with a bank facility (the "Bank Facility"). Advances under the Bank Facility will be made pursuant to both a term loan arrangement and a revolving credit facility with an initial aggregate credit availability of up to $66 million.

        Of the total revolving credit balance outstanding on the facility closing date, $48 million will initially be designated as outstanding under the term loan portion of the Bank Facility with the remainder designated as outstanding under the revolving credit facility.

         The revolving credit portion of the Bank Facility will provide for initial credit availability equal to the lesser of $18 million or a defined percentage of eligible accounts receivable and inventory. The agreement also will provide for up to $5 million of the revolving credit facility to be available for the issuance of letters of credit. The revolving credit portion of the Bank Facility will expire on December 31, 1997.

         The terms of the Bank Facility and revised senior note will require certain mandatory prepayments and, with respect to the Bank Facility, contain provisions for certain facility commitment reductions, tied to the sale or issuance by the Company of equity securities or the sale or disposition of assets. According to the provisions of the term loan and senior note agreements, one-half of the amount outstanding on October 1, 1996 and December 31, 1996, respectively, will become due and payable in four equal quarterly installments commencing in January 1997. All remaining amounts outstanding are due on December 31, 1997. Prepayments will also be required beginning in January 1997, based on Excess Cash Flows, as defined in the agreement.

         During December 1995, the Company announced its intention to sell its Tape Products Division, due to the continuing realignment of its Commercial Products Group. The Tape Products Division manufactures a variety of masking and duct tapes, and has substantially different customers, markets, distribution channels and cost structure than the remaining Commercial Products businesses. The proceeds to be generated from the sale will be used to prepay a portion of the Company's debt.

         The Note entitled "Information About Operations" to the Company's Consolidated Financial Statements, which appears on page 38 of this Form 10-K, contains financial information concerning Nashua's business segments.

COMMERCIAL PRODUCTS GROUP

         In the fourth quarter of 1995, the Company announced the realignment of the Commercial Products Group into three distinct divisions: Imaging Supplies, Specialty Coated Products and Label Products. The realignment was designed to better focus Nashua's businesses around traditional core markets and become more responsive to the needs of its customers. The Commercial Products Group manufactures and sells office and industrial imaging supplies.

         IMAGING SUPPLIES The Imaging Supplies Division manufactures and sells a variety of consumable products used in the process of reproducing and transferring readable images. Nashua's imaging supplies are comprised of toners, developers, remanufactured laser printer cartridges, facsimile paper and copy paper. The Imaging Supplies Division sales were approximately $137 million for 1995, $143 million for 1994 and $153 million for 1993.

         The Division markets its toners, developers, facsimile paper, copy paper and remanufactured laser printer cartridges to its national and government accounts through a network of approximately 150 dealers located throughout the United States. These dealers also purchase Nashua's imaging supplies for resale directly to end-users. The Company also sells certain of these products through its own sales force to office supply distributors, and to original equipment manufacturers and private label distributors.

         The Division's competitors for toners and developers include Xerox Corporation, Canon, Inc., Ricoh Corporation and Eastman Kodak Company, which sell supplies for use in machines manufactured by them. The Company also competes with other smaller independent manufacturers of toner and developer products. This market segment is competitive, with more sophisticated toner formulas and shorter copier machine life cycles requiring timely product development and marketing.

        The Division's primary competitor for its remanufactured laser printer cartridges is Canon, Inc. which manufactures both new and remanufactured laser printer cartridges principally for sale to large original equipment manufacturers, including Hewlett Packard Company, for resale under their brand names. In addition, there are several thousand small laser printer cartridge rechargers who provide low volumes to small customers. In 1995, in order to reduce manufacturing costs and maintain competitive pricing, the Company relocated its remanufactured laser printer cartridge production from Exeter, New Hampshire to Nogales, Mexico.

        SPECIALTY COATED PRODUCTS The Specialty Coated Products Division manufactures and sells thermal and non-thermal, thermosensitive label, Davac[RegisteredTrademark] dry-gummed label and carbonless papers. Specialty Coated Products Division sales were approximately $54 million for 1995, $62 million for 1994 and $60 million for 1993.

         Thermal papers develop an image upon contact with either a heated stylus or a thermal print head. A major application for these papers is for use in thermal facsimile machines. This application is expected to be adversely affected in the future by the increased use of plain paper facsimile machines. Thermal papers are also used in point of sale printers, airline and package identification systems, gaming and ticketing systems, medical and industrial recording charts and for conversion to labels. The Division's competitors include major integrated companies such as Appleton Papers, Inc., Kanzaki Paper Mfg. Co., Ltd., Jujo Paper Co., Ltd. and Ricoh Corporation, as well as several other manufacturers in Japan and Europe.

         The Division's thermosensitive label papers are coated with an adhesive that is activated when heat is applied. These products are usually sold through fine paper merchants who, in turn, resell these products to printers who convert the papers into labels for use primarily in the pharmaceutical industry. The Division's thermosensitive label papers are also used in the bakery industry and the meat packaging industry.

        Davac[RegisteredTrademark] dry-gummed label paper is a paper which is coated with a moisture-activated adhesive. Davac[RegisteredTrademark] dry-gummed label paper is sold primarily to fine paper merchants and business forms manufacturers. It is ultimately converted into various types of labels and stamps.

         Competitors in the thermosensitive and dry-gummed label industries include Brown-Bridge Company (a division of Spinnaker Industries, Inc.) and Ivex Corporation.

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

         LABEL PRODUCTS The Label Division sells pressure sensitive labels through distributors and directly to end-users. Significant uses of labels include grocery scale marking, inventory control and address labels. The Label Division is a major supplier of labels to the supermarket industry and labels for use in the distribution and manufacture of products. The label industry is price sensitive and competitive, and includes competitors such as Moore, Rittenhouse, Hobart, Avery Dennison Corporation and Uarco, Inc. plus numerous small regional converters. A majority of the pressure-sensitive, thermal and non-thermal roll stock used by the Label Division is manufactured by Nashua's Specialty Coated Products Division. Label Division sales were approximately $54 million for 1995, $54 million for 1994 and $52 million for 1993.

         DEVELOPMENT OF NEW PRODUCTS Success of the Commercial Products Group depends in part on its continued ability to develop and market new products. There can be no assurance that the Company will be able to develop and introduce new products in a timely manner or that such products, if developed, will achieve market acceptance. In addition, the Group's growth is dependent on its ability to penetrate new markets and sell through alternative channels of distribution. There can be no assurance that the markets being served by the Commercial Products Group will continue to grow; that existing and new products will meet the requirements of such markets; that the Group's products will achieve customer acceptance in such markets; that competitors will not force prices to an unacceptably low level or take market share from the Commercial Products Group; or that the Group can achieve or maintain profits in these markets.

         SUPPLIES AND MATERIALS The Commercial Products Group depends on outside suppliers for most of the raw materials used to produce toners and developers, labels and label papers, carbonless papers and thermal papers, including paper to be converted and chemicals to be used in producing the various coatings Nashua applies. The Group purchases these materials from several suppliers and believes that adequate supplies are available. Products purchased in finished form (including certain toners, developers and papers) are readily available from a variety of sources. There are no assurances that the Group's operating results will not be adversely affected, however, by future increases in cost of raw materials or sourced products.

         MANUFACTURING OPERATIONS The Commercial Products Group operates manufacturing facilities in Nashua, New Hampshire; Merrimack, New Hampshire; Omaha, Nebraska; and Nogales, Mexico. All of these sites are union-based, except for the Nogales, Mexico plant. There can be no assurance that future operating results will not be adversely affected by labor, political and regulatory risks in Mexico, or changes in labor wage rates or productivity.

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

         The January 1995 acquisition of certain Continental European and Northern Ireland photofinishing operations has allowed the Company to leverage its existing marketing, processing and system capabilities to expand into the mail-order photofinishing markets in France, Belgium, the Netherlands and Spain, and the wholesale market in Northern Ireland and the Irish Republic. Nashua continues to operate the businesses under the tradenames Maxicolor and Trifica in France, Belgium and the Netherlands, Labopost in Spain and Belmont in Northern Ireland and the Irish Republic.

         In both the mail-order and wholesale businesses, demand is generally strongest during the third quarter due to increased picture taking by amateur photographers during the summer months.

         COMPETITORS The Company's major mail-order photofinishing competitors include District Photo, Inc., Mystic Color Labs Inc. and Seattle Film Works, Inc. in the United States, Grunwick Processing Laboratories Limited in the United Kingdom, Chas. Abel Photo Services, Ltd. in Canada, Spector Photo Group N.V. and Fotolabo S.A. in France and Colorado in the Netherlands, as well as numerous other national, regional and local processors in countries in which the Company operates. The proliferation of mini-labs, discount stores and mass merchandisers offering reduced price processing could adversely impact the mail-order segment of the photofinishing market, as well as increasing competitiveness within the mail-order segment which has typically relied on its lower prices as a competitive advantage over retail services.

         REGULATION The Company's direct mail operations are subject to regulation by the national and local government agencies with jurisdiction over the areas in which they operate. In general, these regulations govern the manner in which orders may be solicited, the form and content of advertisements, information which must be provided to prospective customers, the time within which orders must be filled, obligations to customers if orders are not shipped within a specified period of time and the time within which refunds must be paid if the ordered merchandise is unavailable or if it is returned. From time to time the Photofinishing businesses have modified their methods of doing business and marketing operations in response to inquiries and requests from regulatory authorities. To date, such changes have not had an adverse effect on the businesses. However, there can be no assurance that future regulatory requirements or actions will not have an adverse effect on the Photofinishing businesses' marketing programs or operations.

         TECHNOLOGICAL ADVANCEMENT Although the Photofinishing businesses are continually developing new marketing programs and developing new production techniques, there can be no assurance that the businesses will be able to anticipate technological advances within the photography industry. For example, the newly announced Advanced Photo System and digital imaging systems are currently being developed within the industry. To the extent the industry was to move toward these new technologies and the Photofinishing business was unable to adapt to these changes, the Photofinishing businesses' results of operations and financial condition could be materially adversely affected.

         MATERIALS AND SUPPLIERS The principal supplies and materials used by Nashua's Photofinishing business include color print paper, photo developing chemicals and color print films, all of which are available from several manufacturers. Sales of the Photofinishing businesses' products and services on a direct-to-consumer mail-order basis are largely dependent on national postal services for receipt of orders and delivery of processed film or other products. Any significant changes in the operations or rates of these postal services or extended interruptions in postal deliveries could have an adverse effect on the Photofinishing operations.

CERION TECHNOLOGIES (FORMERLY PRECISION TECHNOLOGIES)

         Cerion Technologies, based in Champaign, Illinois, manufactures and markets precision-machined aluminum disk substrates that are used in the production of magnetic thin-film disks for hard disk drives of portable and desktop computers. Cerion Technologies depends on a small number of customers. Cerion Technologies' 1995 aluminum disk substrate sales were to four customers of which two represented approximately 47 percent and 42 percent of its sales. Cerion does not have any long-term purchase commitments from those customers. Cerion Technologies also produces organic photoconductor drum substrates for laser printer cartridges and photocopiers.

         On March 21, 1996, Cerion Technologies filed a registration statement on Form S-1 with the Securities and Exchange Commission for a proposed initial public offering of 3,840,000 shares of common stock. Of the total, 1,615,000 shares are being offered by Cerion and 2,225,000 shares are being offered by Nashua as the selling stockholder. All or most of the proceeds anticipate to be generated from the sale of shares offered by Nashua will be used to repay a portion of the Company's debt.

         COMPETITION Cerion's primary competitor is Kobe Precision, Inc., a division of Kobe Steel, Ltd. Also, several of the hard disk drive manufacturers currently produce aluminum disk substrates internally for their own use, and Cerion believes that a majority of its market currently is supplied by such vertically integrated manufacturers. Moreover, these companies could make their products available for distribution into the market as direct competitors of Cerion. Any of these changes would reduce the already small number of current and potential customers for Cerion's products and increase competition for the remaining market. There can be no assurance that Cerion will be able to continue to compete successfully with existing or new competitors.

         SUPPLIERS Cerion relies on Alcoa Memory Products, Inc., a subsidiary of Aluminum Company of America, Incorporated ("Alcoa"), as its sole supplier of the aluminum blanks used by it for producing aluminum disk substrates. It also relies on a sole supplier for the aluminum drum blanks used for its OPC drum substrates, and on a limited number of suppliers for certain materials used in its aluminum disk and OPC drum substrate manufacturing processes, including etching chemicals and coolants. Cerion does not have any long-term supply contracts with Alcoa or any of its other major suppliers. Changing suppliers for certain materials would be expensive and require long lead times. For certain materials, a change in supplier could result in Cerion being required to re-qualify its products with certain of its customers. Any significant limitations on the supply of raw materials could disrupt, limit or halt Cerion's production of aluminum disk substrates or OPC drum substrates and could have a material adverse effect on Cerion's business, operating results and financial condition.

         TECHNOLOGICAL ADVANCEMENT Although Cerion is continually developing new products and production techniques, there can be no assurance that Cerion will be able to anticipate technological advances or shifts and compete effectively against competitors' new products. For example, certain glass and ceramic substrates currently are being sold in the 65mm thin-film disk market. If these materials were to become more prevalent, and Cerion were unable to produce glass and ceramic substrates, Cerion's business, results of operations and financial condition could be materially adversely affected.

RESEARCH AND DEVELOPMENT

         Nashua's research and development efforts have been instrumental in the development of many of the products it markets. Nashua's research and development expenditures were $9.2 million in 1995, $9.1 million in 1994 and $7.0 million in 1993.

ENVIRONMENTAL MATTERS

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

        For the past three years, the Company has spent approximately $1 million per year for compliance with pertinent environmental laws and regulations. In addition, for those sites which the Company has received notification of the need to remediate, the Company has assessed its liability and has established a reserve for estimated costs associated therewith. At December 31, 1995 the reserve for potential environmental liabilities was $1.5 million. Liability of "potentially responsible parties" (PRP) under CERCLA and RCRA, however, is joint and several, and actual remediation expenses at sites where the Company is a PRP may exceed current estimates. The Company believes that based on the facts currently known, and the environmental reserve recorded, its remediation expense with respect to those sites and on-going costs of compliance are not likely to have a material adverse effect on its liquidity, consolidated financial position or results of operations.


EMPLOYEES

         Nashua and its subsidiaries had approximately 3,234 full-time employees at March 1, 1996. Approximately 550 employees of Nashua's Commercial Products segment are members of one of several unions, principally the United Paperworkers International Union. There are two agreements with the United Paperworkers International Union covering a majority of the Commercial Products hourly employees. These agreements generally have a duration of two years and expiration dates in the first quarter of the year.

FOREIGN OPERATIONS

         During 1995, Nashua had Photofinishing subsidiaries in Canada, the United Kingdom, Ireland, France and the Netherlands. Nashua had export sales of approximately $36.4 million in 1995, $33.1 million in 1994 and $38.6 million in 1993.

         Nashua includes revenues and other financial data from its foreign operations in its business segment reporting according to the nature of the product sold. The Note to the Company's Consolidated Financial Statements entitled "Information About Operations," which appears on page 38 of this Form 10-K, contains additional information regarding Nashua's foreign operations during the last three years, including identifiable assets, net sales and income (loss) from continuing operations by geographic area.

         Nashua's international sales are subject to risks that generally do not affect businesses operating wholly within a single country. These include political risks associated with doing business in foreign countries, exchange control and import limitations which may impede the free movement of goods and funds from one country to another and currency exchange rate risks. Nashua's foreign businesses generally are adversely affected as the United States dollar strengthens against the foreign currencies of the countries in which it does business. From time-to-time Nashua enters into various foreign exchange contracts to mitigate the risk of foreign currency fluctuations with respect to foreign currency denominated transactions.

ITEM 2.  PROPERTIES

         Nashua's manufacturing facilities are located in the United States, Canada, the United Kingdom, Northern Ireland and Mexico. Nashua considers its properties to be in good operating condition and suitable for the production of its products.

         The principal manufacturing facilities of the Company are listed by industry segment, location and principal products produced. Except as otherwise noted, each of these facilities is owned by the Company.

                                                   PRINCIPAL PROPERTIES

                                                        SQUARE           PRINCIPAL
LOCATION                                               FOOTAGE           PRODUCTS PRODUCED
- --------                                               -------           -----------------

COMMERCIAL PRODUCTS

Merrimack, New Hampshire                               435,000           carbonless paper, facsimile paper,
                                                                         thermosensitive and dry-gummed label
                                                                         papers, chemicals
Omaha, Nebraska                                        170,000           pressure-sensitive labels and laminate
                                                                         paper
Watervliet, New York                                   422,000 (3)       pressure-sensitive tapes
Nashua, New Hampshire                                  198,000           dry toners and developers, chemicals
Chelmsford, Massachusetts                               35,000 (1)       liquid toners
Nogales, Mexico                                         55,000 (1)       laser printer cartridges

PHOTOFINISHING

Parkersburg, West Virginia                              81,000 (1)       photofinishing
Newton Abbot, United Kingdom                            46,000 (1)       photofinishing
Telford, United Kingdom                                 38,000 (1)       photofinishing
Saskatoon, Saskatchewan, Canada                         15,000           photofinishing
Deal, United Kingdom                                    12,000 (1) (2)   photofinishing
Belfast, Northern Ireland                               24,000 (1) (2)   photofinishing

CERION TECHNOLOGIES

Champaign, Illinois                                     32,000 (4)       aluminum substrates for computer disks and
                                                                         photoconductor drums

(1)   Leased facilities.

(2)   Acquired by the Company on January 13, 1995.

(3) The Company has announced its intention to sell the Tape Products Division and its Watervliet, New York facility.

(4) The Company has filed a Form S-1 indicating its intention to sell a portion of its shares of Cerion Technologies.

ITEM 3.  LEGAL PROCEEDINGS

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

         During 1994, the Internal Revenue Service (IRS) completed an examination of the Company's corporate income tax returns for the years 1988 through 1991. As a result of the IRS' findings, the Company agreed to and paid additional taxes and interest of $7.8 million in January 1995 in connection with adjustments related mainly to the tax treatment of certain items associated with the 1990 sale of the International Office Systems business. On January 13, 1995, the IRS issued a Notice of Deficiency in the amount of $8.7 million in connection with the tax years 1990 and 1991. The tax deficiency relates to the tax treatment of income recognized in connection with the 1990 sale of the International Office Systems business. The major issues relate to foreign tax credits, foreign earnings and profits computation, and the treatment of the disposition of preferred stock of a foreign subsidiary. The Company disagrees with the position taken by the IRS and filed a formal protest of the deficiency on February 9, 1995. In management's opinion, the ultimate disposition of this matter will not have a material adverse effect on the financial position, results of operations or liquidity of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         Reference is made to the Note entitled "Quarterly Operating Results and Common Stock Information (Unaudited)" to the Company's Consolidated Financial Statements, which appears on page 40 of this Form 10-K.

ITEM 6.       SELECTED FINANCIAL DATA

Nashua Corporation and Subsidiaries

F I V E  Y E A R  F I N A N C I A L  R E V I E W

(In thousands, except per share data, price range, number of employees and percentages)

                                                         1995           1994          1993         1992           1991
                                                       --------       --------      --------     --------       --------
OPERATIONS
Net sales                                              $ 452,196     $ 418,903     $ 427,601     $ 439,540     $ 426,227
Gross margin percentage                                     25.7%         24.9%         25.6%         26.6%         26.6%
Selling, distribution and administrative
  expenses as a percentage of sales                         23.4%         20.7%         20.6%         21.3%         20.6%
Income (loss) before interest expense and
  taxes as a percentage of sales*                           (3.2)%         1.5%          0.6%          4.1%          5.1%
Income (loss) before taxes as a percentage of sales*        (4.5)%         1.0%          0.1%          3.5%          4.7%
Income (loss) as a percentage of sales*                     (3.4)%         0.5%          0.1%          2.0%          2.7%
Effective tax rate                                         (23.2)%        45.2%         56.0%         42.7%         42.3%
Income (loss) before income taxes*                     $ (20,149)    $   4,031     $     565     $  15,275     $  19,940
Income (loss) after taxes *                              (15,470)        2,210           250         8,745        11,510
Income (loss) from discontinued operations                   739           (63)      (19,419)       (3,437)      (10,958)
Cumulative effect of accounting
  principle changes                                         --            --            --         (10,131)         --
Net income (loss)                                      $ (14,731)    $   2,147     $ (19,169)    $  (4,823)    $     552
Earnings (loss) per share:
  Continuing operations*                               $   (2.43)    $     .35     $     .04     $    1.38     $    1.82
  Discontinued operations                                    .12          (.01)        (3.06)         (.54)        (1.73)
  Cumulative effect of accounting
    principle changes                                       --            --            --           (1.60)         --
  Net income (loss)                                        (2.31)          .34         (3.02)         (.76)          .09
FINANCIAL POSITION
Working capital                                        $  31,787     $  46,789     $  23,728     $  40,630     $  35,974
Total assets                                             231,372       227,825       219,065       236,699       243,200
Long-term debt                                            68,350        49,166        20,342        27,865        25,386
Total debt                                                68,850        49,816        25,742        31,065        30,386
Total capital employed                                   143,725       142,512       118,865       148,217       160,098
Total debt as a percentage of capital employed              47.9%         35.0%         21.7%         21.0%         19.0%
Shareholders' equity                                   $  74,875     $  92,696     $  93,123     $ 117,152     $ 129,712
Shareholders' equity per common share                      11.75         14.55         14.74         18.57         20.64
OTHER SELECTED DATA
Investment in plant and equipment                      $  13,163     $  15,937     $  14,489     $  11,936     $   9,967
Depreciation and amortization                             17,400        14,146        14,061        12,793        12,437
Dividends per common share                                   .54           .72           .72           .72           .72
Return on average shareholders' equity                     (17.6)%         2.3%        (18.2)%        (3.9)%         0.4%
Common stock price range:
  High                                                 $      21       $30-3/4       $31-3/4       $31-1/4     $      37
  Low                                                     12-1/4        19-3/4        25-1/4            21        18-1/8
  Year-end closing price                                  13-5/8        20-1/2        27-1/2        28-3/8        23-1/8
Number of employees                                        3,447         3,054         4,011         4,145         3,869
Average common and common
  equivalent shares                                        6,374         6,360         6,343         6,325         6,332

See Business Changes, Income Taxes and Postretirement Benefits Notes to Consolidated Financial Statements for a description of certain matters relevant to this data.

*Income is from continuing operations and before the cumulative effect of accounting principle changes and includes restructuring and other unusual pretax charges of $16.2 million for 1995 (3.6% of sales), $2.6 million for 1994 (.6% of sales) and $11.8 million for 1993 (2.8% of sales).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF CONTINUING OPERATIONS - 1995 COMPARED TO 1994

Net sales of $452.2 million increased 8 percent from 1994, primarily the result of the Company's acquisition of photofinishing businesses in Europe and Ireland in the first quarter of 1995 and increased volume in Cerion Technologies, partially offset by a decline in sales in the Commercial Products Group. The Company recorded a net loss from continuing operations of $15.5 million, including restructuring and other unusual pretax charges of $16.2 million and a valuation allowance of $3.3 million against tax assets due to the probability that such assets will not be realized. This compared to net income from continuing operations of $2.2 million in 1994, including pretax restructuring and other unusual charges of $2.6 million. The Company's pretax results before restructuring and other unusual charges decreased from income of $6.6 million in 1994 to a loss of $3.9 million in 1995 due to lower operating income in the Photofinishing Group, increased operating losses in the Commercial Products Group, increased spending in Microsharp, and increased interest expense, partially offset by an increase in operating income in Cerion Technologies.

During December 1995, the Company announced its intention to sell the Tape Products Division due to the continuing realignment of the Company's Commercial Products Group. The Tape Products Division manufactures a variety of masking and duct tapes, and has substantially different customers, markets, distribution channels and cost structure than the remaining Commercial Products businesses. The results of the Tape Products Division are reported as discontinued operations.

The total restructuring and other unusual charges of $16.2 million in 1995 included $14.3 million related to the Commercial Products Group, primarily for business unit and functional realignments, product and channel rationalizations, inventory write-downs related to the remanufactured cartridge operation, and cost reduction initiatives. The remainder of the 1995 charges resulted primarily from changes in the Company's executive management during the year, including severance and other personnel related costs. The 1995 restructuring and other unusual charges include charges of $8.2 million and $8 million in the third and fourth quarters, respectively. Details of the charges related to continuing operations and the activity recorded during 1995 are as follows:

                                    Balance                                   Balance
                                    Dec. 31,   Current Year    Current Year   Dec. 31,
(In thousands)                        1994      Provision        Charges        1995
                                    --------   ------------    ------------   --------
Provisions for severance related
  to workforce reductions            $1,550       $ 3,000         $ 1,950     $2,600
Provisions related to other
  personnel costs                       150           850             850        150
Provisions for assets to be sold
  or discarded                        1,250         8,800          10,050       --
Other                                  --           3,550           1,500      2,050
                                     ------       -------         -------     ------
Total                                $2,950       $16,200         $14,350     $4,800
                                     ======       =======         =======     ======

The current year provision for workforce reductions includes amounts for salary and benefit continuation for approximately 110 employees as part of the Commercial Products reorganization and product rationalization. The current year provision for assets to be sold or discarded includes approximately $5.6 million related to cartridge inventory write-downs, as well as other asset write-downs resulting from product and channel rationalization within Commercial Products. The cartridge inventory charges relate primarily to excess empty cartridges received in 1995 under rebate programs and contractual obligations, most of which have been terminated. At December 31, 1995, approximately 30 employee terminations provided for had occurred, with the remaining separations scheduled to be completed in 1996. All charges, excluding asset write-downs, are principally cash in nature and are expected to be funded from operations. All restructuring activities provided for in the balance at December 31, 1994 were completed in 1995. Amounts incurred did not change materially from the reserve balance of $3 million. Management anticipates all 1995 actions will be completed by the end of 1996 and estimates annualized savings in personnel and operating costs of approximately $5 million.

Net sales for the Commercial Products Group decreased $14 million, or 5 percent, driven by lower volumes across several product lines, somewhat offset by higher selling prices. Volume declines were experienced in facsimile, carbonless and copy papers, label rollstock, toner, diskettes and office catalog supplies. Volumes increased in remanufactured laser printer cartridges and converted label products. Selling price increases across most of the paper-based product lines reduced the unfavorable impact of volume declines. The operating loss before restructuring and other unusual charges increased $4.7 million compared to 1994, primarily due to the lower volumes, partially offset by lower selling and administrative expenses. Selling price increases were offset by higher raw material costs.

During the last half of 1995, the Company initiated a number of actions to reverse the sales and operating income declines experienced in the Commercial Products Group in 1995, including changes in executive management, establishing market-oriented business units and streamlining the workforce. Management intends to continue to focus on the tasks of implementing these actions in 1996.

Net sales in the Photofinishing Group increased $33.8 million, or 23 percent, from the prior year due to the acquisition of European and Irish photofinishing operations in the first quarter of 1995. To a lesser extent, sales increased from higher selling prices in the U.S. and U.K. as well as from the impact of a weaker U.S. dollar. These favorable impacts were offset by lower volumes in the U.S., U.K. and Canada resulting from continued competitive pressure. Operating income declined $9.2 million from the prior year, resulting from lower volume in the U.S. and Canada, as well as higher marketing costs in the U.S. and U.K. Higher marketing costs in the U.S. resulted from increased postal rates, higher mailer costs and increased circulation volumes. U.K. marketing costs increased due to investments in new and redesigned brand launches as well as an increase in the cost of mailers.

Sales for Cerion Technologies increased $13.5 million to $27.5 million in 1995, and operating income increased to $6 million in 1995 from a loss of $.2 million in 1994. The improvements are due to continued strong demand for aluminum substrates, improved product mix and manufacturing efficiencies associated with the increases in volume.

Administrative expenses increased 23 percent as the result of the photofinishing businesses acquired in 1995, partially offset by efficiencies resulting from the restructuring actions taken in 1994. Selling and distribution expenses as a percent of sales increased 13 percent due to the 1995 photofinishing acquisition. Research and development expenses were substantially unchanged year to year.

The effective tax rate for continuing operations was a benefit of 23.2 percent in 1995 compared to a charge of 45.2 percent in 1994. The tax benefit was less than the U.S. statutory rate primarily due to the establishment of a valuation allowance against long-term tax assets and the unfavorable impact of non-deductible goodwill amortization.

On March 21, 1996, Cerion Technologies filed a registration statement on Form S-1 with the Securities and Exchange Commission for a proposed initial public offering of 3,840,000 shares of common stock. Of the total, 1,615,000 shares are being offered by Cerion and 2,225,000 shares are being offered by Nashua as the selling stockholder. Cerion Technologies, based in Champaign, Illinois, is an independent supplier of aluminum substrates for the computer disk drive industry. All or most of the proceeds anticipated to be generated from the sale of shares offered by Nashua will be used to prepay a portion of the Company's debt.

RESULTS OF CONTINUING OPERATIONS - 1994 COMPARED TO 1993

Net sales of $418.9 million declined slightly from 1993. The Company generated after-tax income from continuing operations of $2.2 million which included pretax restructuring and other unusual charges of $2.6 million. This compared to after-tax income from continuing operations of $.3 million in 1993 which included pretax restructuring and other unusual charges of $11.8 million. Net sales for the year decreased in the Commercial Products Group and in the Photofinishing Group, and were substantially unchanged for Cerion Technologies. Pretax income from continuing operations, excluding restructuring charges, was $6.6 million compared to $12.4 million in 1993, primarily due to the decline in operating income in the Commercial Products Group and expenses related to the development of the new Microsharp business.

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

Net sales for the Commercial Products Group decreased $5.3 million, or 2 percent, to $259.5 million, due to reduced diskette and remanufactured laser printer cartridge volume partially offset by volume gains for thermal labels, heat seal and copy paper. Operating income before restructuring and other unusual charges compared unfavorably to 1993 by $3.3 million, primarily due to extremely competitive toner pricing, a shift to lower margin toners, lower remanufactured laser printer cartridge volume, and significantly higher raw material prices across many product lines. Selling price increases only partially offset the impact of higher raw material costs.

Net sales in the Photofinishing Group decreased $3.3 million, approximately 2 percent, to $145.4 million. Continued competitive pressure resulted in lower volume in the U.S. compared to the prior year, partially offset by higher volume in the U.K. operation. In addition, U.S. sales in 1994 were depressed by lower prices in the first quarter compared to the comparable period of the prior year, partially offset by improvements in price throughout the year, especially the fourth quarter. While volume and pricing pressures adversely impacted gross margin, operating income, excluding restructuring charges, was substantially unchanged year over year due to lower administrative costs.

Cerion Technologies transitioned in 1994 from a captive supplier of substrates to an independent supplier. Net sales were substantially unchanged year to year at $14 million. Operating income declined $.8 million to a loss of $.2 million, primarily due to manufacturing changeover costs and market introduction costs associated with new products being offered to an expanded customer base.

Administrative expenses decreased approximately 8 percent, primarily as a result of efficiencies resulting from the restructuring actions taken in 1994. Selling and distribution expenses as a percentage of sales were essentially unchanged. Research and development expenses increased $2.1 million to $9.1 million as a result of the Company's investment in Microsharp display technology and new product development for the Commercial Products Group.

In the fourth quarter of 1993, the Company recorded restructuring and other unusual charges totaling $48.5 million. Approximately $36.7 million of this amount related to management's decision to sell or otherwise liquidate the thin-film disk, oxide disk and diskette manufacturing operations of the Computer Products Group. The 1993 charge also included approximately $11.8 million related to the integration and streamlining of the operations of the Commercial Products Group, including workforce reductions, as well as consolidation of facilities and the write-down of certain assets. As part of the restructuring plan, the Company offered certain of its employees an early retirement program and recorded an additional pretax charge in the first quarter of 1994 of $5.7 million, of which $2.6 million related to the Company's continuing operations and $3.1 million related to discontinued operations.

During the second quarter of 1994, the Company sold substantially all of its Computer Products businesses for total cash proceeds of $11.1 million, subordinated notes of $4.9 million and future royalty payments based on sales of the oxide disk and head-disk-assembly operations. In addition, the Company received cash proceeds of approximately $2 million based on the 1994 operating results of the thin-film disk operation. The amounts received were not materially different from the estimates included in the 1993 charge. As a result of the sale of these businesses, the related results of operations were reclassified as discontinued operations.

The details of the Company's 1993 restructuring and other unusual charges related to continuing operations and the activity recorded during 1994 are as follows:

                                                   Balance                                    Balance
                                                   Dec. 31,       1994            1994        Dec. 31,
(In thousands)                                       1993       Provision        Charges        1994
                                                   --------     ---------        -------      --------
Provisions related to workforce reductions:
  Severance costs                                   $ 3,850       $   700        $ 3,000       $1,550
  Pension and OPEB costs                                900         2,600          3,500         --
Provisions related to other personnel costs           1,100          --              950          150
Provisions for assets to be sold or discarded         5,100        (1,100)         2,750        1,250
Other                                                   850           400          1,250         --
                                                    -------       -------        -------       ------
Total                                               $11,800       $ 2,600        $11,450       $2,950
                                                    =======       =======        =======       ======

The 1993 restructuring and other unusual charges included provisions for salary and benefit continuation costs for approximately 170 employees. The 1994 provision represented a revision in the Company's original estimate of severance costs primarily as a result of approximately 20 additional employee terminations from the Company's Commercial Products Group rather than from discontinued operations. As of December 31, 1994, substantially all planned employee reductions had taken place, and the remaining accrual represented payments made to these former employees in the first half of 1995. Pension and OPEB costs recorded in 1993 relate to curtailment charges recognized in connection with the planned workforce reductions. The provision recognized in 1994 was recorded in connection with the Company's early retirement program based upon the actual number of employee acceptances. Provisions for other personnel costs relate primarily to relocation costs.

The provisions for assets to be sold or discarded included a charge of approximately $1.8 million to write-down certain corporate and manufacturing facilities to their estimated net realizable value, as well as the costs associated with holding certain vacated portions of these facilities during the period until the property can be sold or otherwise disposed. During 1994, the Company commissioned an appraisal of its corporate and manufacturing facilities, and as a result of the appraisal, revised upward its estimate of proceeds to be realized upon disposal. Other than as described above, there were no material changes during the year to the Company's original estimate of the costs associated with the restructuring actions.

The effective tax rate for continuing operations was 45.2 percent compared to 56 percent in 1993. The effective tax rate is higher than the U.S. statutory rate in 1994 primarily due to the impact of non-deductible goodwill.

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

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

Working capital decreased approximately $15 million in 1995, primarily due to increases in accrued restructuring and other unusual charges, decreased inventories and receivables in the Commercial Products Group and tax payments related to discontinued operations, offset by increased receivables in Cerion Technologies. At year-end, the ratio of total debt to equity increased to 92 percent from 54 percent at December 31, 1994. The Company suspended its quarterly dividend in the fourth quarter and intends to review the decision when the Company's financial performance would make such reconsideration appropriate. The Company relies primarily on cash provided by operating activities to fund its normal additions to plant and equipment. Investments in plant and equipment in 1995 were approximately $13 million.

In January 1995, the Company replaced its existing $40 million revolving credit facility with a similar $75 million facility. This new agreement provided $20.7 million of the $27.6 million purchase price for the photofinishing businesses acquired on January 13, 1995. Borrowings of $53 million were outstanding under this facility at December 31, 1995, compared with $33 million outstanding under the previous facility at December 31, 1994. In addition, the Company has $15 million outstanding at December 31, 1995 under a senior note agreement with an insurance company.

The Company's revolving credit facility and senior note agreement require maintenance of certain restrictive financial covenants related to interest and fixed charge coverage, tangible net worth, leverage and additional debt. Since September 29, 1995, the Company has not been in compliance with the interest and fixed charge coverage portions of these agreements. Since the initial date of technical default, the lenders have provided the Company with a forbearance during which time the parties have been negotiating amendments to the lending agreements in order to allow the Company to remain in compliance. As part of the interim agreement with its lenders, interest payable on amounts outstanding under the revolving credit facility were adjusted to the agent bank's prime rate (Reference Rate) plus .5 percent. The weighted average rate in effect at December 31, 1995 for borrowings under the revolving credit facility was 8 percent per annum. See additional discussion in the Subsequent Events note.

On March 27, 1996, the Company reached agreement with its lenders on the terms of amendments to existing lending agreements which will supersede the terms and conditions of the $75 million revolving credit facility and the Company's senior note agreement. Under the provisions agreed to with the lenders, the revolving credit facility will be replaced with a bank facility (the "Bank Facility"). Advances under the Bank Facility will be made pursuant to both a term loan arrangement and a revolving credit facility with an initial aggregate credit availability of up to $66 million. Interest on amounts outstanding under both the term loan and revolving credit portion of the agreement will be payable at the Reference Rate plus .5 percent. The revised senior note will be at a rate of 11.85 percent per annum.

Of the total revolving credit balance outstanding on the facility closing date, $48 million initially will be designated as outstanding under the term loan portion of the Bank Facility with the remainder designated as outstanding under the revolving credit facility.

The revolving credit portion of the Bank Facility will provide for initial credit availability equal to the lesser of $18 million or a defined percentage of eligible accounts receivable and inventory. The agreement will also provide for up to $5 million of the revolving credit facility to be available for the issuance of letters of credit. The revolving credit portion of the Bank Facility will expire on December 31, 1997.

The terms of the Bank Facility and revised senior note will require certain mandatory prepayments and, with respect to the Bank Facility, contain provisions for certain facility commitment reductions, tied to the sale or issuance by the Company of equity securities or the sale or disposition of assets. According to the provisions of the term loan and the senior note, one-half of the amounts outstanding on October 1, 1996 and December 31, 1996, respectively, will become due and payable in four equal quarterly installments commencing in January 1997. All remaining amounts outstanding will be due on December 31, 1997. Prepayments also will be required beginning in January 1997, based on Excess Cash Flows, as defined in the agreement.

All or most of the proceeds to be generated from the sale of the Company's Tape Products Division and the sale of certain equity shares in Cerion Technologies will be used to prepay a portion of the Company's debt.

The Bank Facility will require a commitment fee of .5 percent per annum on unused amounts, as well as a 2 percent per annum fee on letters of credit issued under the facility. In addition, the Bank Facility and revised senior note agreement will provide for contingent fees to be paid if the actual level of prepayments made in 1996 are below certain specified levels.

Borrowings under the Bank Facility and revised senior note will be collateralized by a security interest in the Company's receivables and inventory, assets of the domestic and certain foreign subsidiaries and the stock of certain foreign subsidiaries. Subject to shareholder approval and certain circumstances, additional collateral may be required. The agreements will contain certain financial covenants with respect to tangible net worth, capital expenditures, cash flows and the ratio of cash flows to fixed charges. In addition, the agreements will not allow the payment of dividends and will restrict, among other things, the incurrence of additional debt, guarantees, lease arrangements or sale of certain assets.

The Company had $36.5 million of deferred tax assets, net of a valuation allowance of $3.3 million, and $5.3 million of deferred tax liabilities at December 31, 1995. The deferred tax assets include $21.5 million of loss and tax credit carryforward benefits which expire as follows: $2.8 million in 1996; $.2 million in 1997; $.1 million in 1998; $.5 million in 1999; $3 million in 2000; and $14.9 million thereafter. These carryforwards relate primarily to the U.S. and will require a minimum of approximately $60 million in cumulative U.S. taxable income prior to the carryforwards' expiration in order to be fully utilized. The remainder of the deferred tax assets pertain to net deductible temporary differences between financial and taxable bases of assets and liabilities such as accruals not yet paid or reserves not yet deductible for tax purposes. In the past, taxable income has generally been higher than income for financial reporting purposes. The Company expects this relationship to continue in the future. The Company had $4.2 million of tax receivables at December 31, 1995, generated primarily from the carryback of the 1994 tax loss of approximately $29.5 million.

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

During 1994, the Internal Revenue Service (IRS) completed an examination of the Company's corporate income tax returns for the years 1988 through 1991. As a result of the IRS' findings, the Company agreed to and paid additional taxes and interest of $7.8 million in January 1995 in connection with adjustments related mainly to the tax treatment of certain items associated with the 1990 sale of the International Office Systems business. On January 13, 1995, the IRS issued a Notice of Deficiency in the amount of $8.7 million in connection with the tax years 1990 and 1991. The tax deficiency relates to the tax treatment of income recognized in connection with the 1990 sale of the International Office Systems business. The major issues relate to foreign tax credits, foreign earnings and profits computation, and the treatment of the disposition of preferred stock of a foreign subsidiary. The Company disagrees with the position taken by the IRS and filed a formal protest of the deficiency on February 9, 1995. In management's opinion, the ultimate disposition of this matter will not have a material adverse effect on the financial position or results of operations of the Company.

The Company (and its competitors) are subject to various environmental laws and regulations. These include the Comprehensive Environmental Response, Compensation and Liability Act, as amended by the Superfund Amendments and Reauthorization Act (CERCLA), the Resource Conservation and Recovery Act (RCRA), the Clean Water Act and other state and local counterparts of these statutes. The Company believes that its operations have been and continue to be operating in compliance in all material respects with the applicable environmental laws and regulations. (Violation of these laws and regulations could result in substantial fines and penalties.) Nevertheless, in the past and potentially in the future, the Company has received and could receive notices of alleged environmental violations. The Company has endeavored to promptly remedy any such violations upon notification.

For the past three years, the Company has spent approximately $1 million per year in order to keep its operations in compliance with pertinent environmental laws and regulations. In addition, for those sites which the Company has received notification of the need to remediate, the Company has assessed its liability and accrued what it considers to be the most likely amount within the estimated range of remediation costs. At December 31, 1995, the accrual for potential environmental liability was $1.5 million. Liability of "potentially responsible parties" (PRP) under CERCLA and RCRA, however, is joint and several, and actual remediation expenses at sites where the Company is a PRP may exceed current estimates. The Company believes that, based on the facts currently known and the environmental accrual recorded, its remediation expense with respect to those sites and on-going costs of compliance are not likely to have a material adverse effect on its liquidity, consolidated financial position or results of operations.

Based upon projected future cash flows from operating activities, the sale of certain assets, as well as credit availability under the revised lending agreements, the Company believes that it has the liquidity and capital resources needed to meet its future financial commitments.

ITEM 8.  CONSOLIDATED STATEMENT OF OPERATIONS AND RETAINED EARNINGS

                                                                        Year Ended December 31,
                                                                 1995            1994              1993
                                                              ---------        ---------        ---------
(In thousands, except per share data)

Net sales                                                     $ 452,196        $ 418,903        $ 427,601
                                                              ---------        ---------        ---------
Cost of products sold                                           336,037          314,559          318,278
Selling, distribution and administrative expenses               105,977           86,719           88,101
Research and development expense                                  9,238            9,128            6,992
Restructuring and other unusual charges                          16,247            2,600           11,800
Interest expense                                                  5,532            2,451            2,179
Interest income                                                    (686)            (585)            (314)
                                                              ---------        ---------        ---------
Total costs and expenses                                        472,345          414,872          427,036


Income (loss) from continuing operations before
  income taxes                                                  (20,149)           4,031              565
Income taxes (benefit)                                           (4,679)           1,821              315
                                                              ---------        ---------        ---------
Income (loss) from continuing operations                        (15,470)           2,210              250
                                                              ---------        ---------        ---------
Income (loss) from discontinued operations, net of tax              739              (63)         (19,419)
                                                              ---------        ---------        ---------
Net income (loss)                                               (14,731)           2,147          (19,169)
                                                              ---------        ---------        ---------
Retained earnings, beginning of year                             79,744           82,166          105,880
Dividends                                                        (3,450)          (4,569)          (4,545)
                                                              ---------        ---------        ---------
Retained earnings, end of year                                $  61,563        $  79,744        $  82,166
                                                              =========        =========        =========


Earnings (loss) per common and common equivalent share:

  Income (loss) from continuing operations                    $   (2.43)       $     .35        $     .04
  Income (loss) from discontinued operations                        .12             (.01)           (3.06)
                                                              ---------        ---------        ---------


Net income (loss)                                             $   (2.31)       $     .34        $   (3.02)
                                                              =========        =========        =========


The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED BALANCE SHEET

                                                                                         December  31,
(In thousands, except share data)                                                    1995              1994
                                                                                   ---------        ---------
ASSETS
Current Assets
  Cash and cash equivalents                                                        $   8,390        $  10,219
  Accounts receivable                                                                 29,579           40,811
  Inventories
    Materials and supplies                                                            10,318           15,713
    Work in process                                                                    2,835            4,942
    Finished goods                                                                     8,870           13,506
                                                                                   ---------        ---------
                                                                                      22,023           34,161
  Other current assets                                                                31,785           22,971
  Net current assets of discontinued operations                                        7,415             --
                                                                                   ---------        ---------
                                                                                      99,192          108,162

Plant and Equipment
  Land                                                                                 1,377            1,441
  Buildings and improvements                                                          37,739           36,638
  Machinery and equipment                                                             85,305           84,827
  Construction in progress                                                             3,237            6,684
                                                                                   ---------        ---------
                                                                                     127,658          129,590
  Accumulated depreciation                                                           (57,601)         (58,733)
                                                                                   ---------        ---------
                                                                                      70,057           70,857
Other Assets                                                                          55,481           48,806
Net Non-Current Assets of Discontinued Operations                                      6,642             --
                                                                                   ---------        ---------
Total Assets                                                                       $ 231,372        $ 227,825
                                                                                   =========        =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Notes and loans payable                                                          $    --          $     200
  Current maturities of long-term debt                                                   500              450
  Accounts payable                                                                    26,858           27,374
  Accrued expenses                                                                    33,385           22,107
  Income taxes payable                                                                 6,662           11,242
                                                                                   ---------        ---------
                                                                                      67,405           61,373

Long-Term Debt
 Borrowings under revolving credit agreement                                          53,000           33,000
 Senior notes                                                                         15,000           15,000
 Other long-term debt                                                                    350            1,166
                                                                                   ---------        ---------
                                                                                      68,350           49,166
Other Long-Term Liabilities                                                           20,742           24,590
                                                                                   ---------        ---------
Shareholders' Equity
  Preferred stock, par value $1.00: 2,000,000 shares authorized and unissued            --               --
  Common stock, par value $1.00: Authorized 40,000,000 shares
    Issued 6,502,570 shares in 1995 and 6,396,570 shares in 1994                       6,503            6,397
  Additional capital                                                                  12,178           12,270
  Retained earnings                                                                   61,563           79,744
  Cumulative translation adjustment                                                   (4,618)          (4,928)
  Treasury stock, at cost                                                               (751)            (787)
                                                                                   ---------        ---------
                                                                                      74,875           92,696

Commitments and Contingencies

Total Liabilities and Shareholders' Equity                                         $ 231,372        $ 227,825
                                                                                   =========        =========

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                               Year Ended December 31,
(In thousands)                                                                          1995            1994            1993
                                                                                      --------        --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES OF CONTINUING OPERATIONS:
Net income (loss)                                                                     $(14,731)       $  2,147        $(19,169)
Adjustments to reconcile net income (loss) to cash provided by (used in)
  continuing operating activities:
    Depreciation and amortization                                                       17,400          14,146          14,061
    Deferred income taxes                                                               (6,387)         (1,497)         (3,790)
    Write-down of fixed assets to net realizable value                                   1,629            --             2,000
    (Income) loss from discontinued operations                                            (739)             63          19,419
    Change in operating assets and liabilities, net of effects from acquisition and disposal of businesses:
        Accounts receivable                                                              9,345          (5,957)          3,769
        Inventories                                                                      9,602          (5,760)            869
        Other assets                                                                     5,900          (3,957)          6,192
        Accounts payable                                                                (3,257)             59          (1,345)
        Accrued expenses                                                                 7,856         (13,446)         11,020
        Other long-term liabilities                                                     (3,848)          2,144          (1,289)
        Income taxes payable                                                             1,738           9,029            (149)
                                                                                      --------        --------        --------
  Cash provided by (used in) operating activities                                       24,508          (3,029)         31,588

CASH FLOWS FROM INVESTING ACTIVITIES OF CONTINUING OPERATIONS
Investment in plant and equipment                                                      (13,163)        (15,937)        (14,489)
Acquisition of business                                                                (27,596)           --            (4,286)
                                                                                      --------        --------        --------
  Cash used in investing activities                                                    (40,759)        (15,937)        (18,775)

CASH FLOWS FROM FINANCING ACTIVITIES OF CONTINUING OPERATIONS
Proceeds from borrowings                                                                32,800          52,900           9,900
Repayment of borrowings                                                                (13,766)        (28,826)        (15,223)
Dividends paid                                                                          (3,450)         (4,569)         (4,545)
Proceeds and tax benefits from shares issued under stock option plans                       14           1,081             122
Purchase and reissuance of treasury stock                                                   36              (2)             14
                                                                                      --------        --------        --------
  Cash provided by (used in) financing activities                                       15,634          20,584          (9,732)

Proceeds from sale of discontinued operations                                            6,950          11,115            --
Cash applied to activities of discontinued operations                                   (8,173)         (8,612)         (9,345)
Effect of exchange rate changes on cash                                                     11             215             (65)
                                                                                      --------        --------        --------
Increase (decrease) in cash and cash equivalents                                        (1,829)          4,336          (6,329)
Cash and cash equivalents at beginning of year                                          10,219           5,883          12,212
                                                                                      --------        --------        --------
Cash and cash equivalents at end of year                                              $  8,390        $ 10,219        $  5,883
                                                                                      ========        ========        ========
Interest paid                                                                         $  7,565        $  2,457        $  2,051
                                                                                      ========        ========        ========
Income taxes paid                                                                     $  9,054        $  1,171        $  5,355
                                                                                      ========        ========        ========

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summary of Significant Accounting Policies

BASIS OF CONSOLIDATION: The accompanying consolidated financial statements include the accounts of Nashua Corporation and its subsidiaries (the Company), all of which are wholly-owned.

REVENUE RECOGNITION: Sales are recognized at the time the goods are shipped or when title passes.

USE OF ESTIMATES: The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. The more significant areas requiring the use of management estimates relate to allowances for obsolete inventory and uncollectible receivables, environmental obligations, post-employment, post-retirement and other employee benefits, valuation allowances for deferred tax assets, future cash flows associated with assets, and useful lives for depreciation and amortization. Actual results could differ from those estimates.

CASH EQUIVALENTS: The Company considers all highly liquid investment instruments purchased with a maturity of three months or less to be cash equivalents. At December 31, 1995 and 1994, the Company held $4.3 million and $5.9 million, respectively, of various money market instruments carried at cost, which approximated market.

ACCOUNTS RECEIVABLE: The consolidated balance is net of allowance for doubtful accounts of $2.4 million at December 31, 1995 and $2.6 million at December 31, 1994, respectively.

INVENTORIES: Inventories are carried at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method for approximately 77 percent and 80 percent of the inventories at December 31, 1995 and 1994, respectively, and by the last-in, first-out (LIFO) method for the balance. Had the FIFO method been used to cost all inventories, the inventory balances would have been approximately $3.4 million and $2.7 million higher at December 31, 1995 and 1994, respectively.

ADVERTISING COSTS: The Company defers certain costs related to direct-response advertising of its products. Such costs are amortized over periods that correspond to the estimated revenue stream of the individual advertising program which is generally less than one year. Total deferred costs at December 31, 1995 and 1994 were $6.4 million and $4.9 million, respectively. The total amounts charged to expense for 1995, 1994 and 1993 were $41.3 million, $25 million and $25.9 million, respectively.

RESEARCH AND DEVELOPMENT: Research and development costs are expensed as incurred.

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

For financial reporting purposes, depreciation is computed using the straight-line method over the following estimated useful lives of the assets:

                  Buildings and improvements       5-40 years
                  Machinery and equipment          3-20 years

During 1993, the Company recorded charges of $21.2 million related to the write-down of fixed assets in connection with discontinued operations. See the Business Changes note.

GOODWILL: Included in "Other Assets" is the excess of cost over the fair value of identifiable net assets acquired (goodwill), which is being amortized on a straight-line basis over periods ranging from 5 to 20 years. Goodwill amounted to $32.6 million and $14.5 million at December 31, 1995 and 1994, respectively, which is net of accumulated amortization of $7.9 million and $5.2 million, respectively. See the Business Changes note.

The Company periodically reviews the value of its goodwill to determine if an impairment has occurred. The Company measures the potential impairment of recorded goodwill by comparing the undiscounted value of expected future operating cash flows to the related net capital investment. Based on its review, the Company does not believe that an impairment of its goodwill has occurred.

INCOME TAXES: Prepaid or deferred income taxes result principally from the use of different methods of depreciation and amortization for income tax and financial reporting purposes, the recognition of expenses for financial reporting purposes in years different from those in which the expenses are deductible for income tax purposes and the recognition of the tax benefit of net operating losses.

FOREIGN CURRENCY TRANSLATION: The functional currency of the Company's foreign subsidiaries is the local currency. Accordingly, assets and liabilities of these subsidiaries have been translated using exchange rates prevailing at the appropriate balance sheet date, and income statement items have been translated using average monthly exchange rates.

FINANCIAL INSTRUMENTS: The Company enters into foreign exchange contracts as hedges against exposure to fluctuations in exchange rates associated with certain transactions denominated in foreign currencies. Market value gains or losses on these contracts are included in the results of operations and generally offset gains or losses on the related transactions. The Company also utilizes forward sales contracts to hedge market price exposure on anticipated sales of silver alloy, a by-product of its photofinishing process. The terms of the Company's forward contracts are generally less than one year. Gains and losses on these contracts are deferred and recognized as adjustments of carrying amounts when the hedged transaction occurs. Deferred gains or losses at December 31, 1995 are not significant.

The Company may selectively enter into interest rate swap agreements to reduce the impact of interest rate changes on its floating rate debt. The notional amounts of such agreements are used to measure carrying value (interest to be paid or received) and do not represent the amount of exposure to loss.

In 1995, the Company entered into a three-year $10 million interest rate swap whereby the Company pays interest at a fixed rate of 5.68 percent and receives interest at the three-month LIBOR rate which was 5.94 percent at December 31, 1995. Net interest payable or receivable is determined on a quarterly basis, and the net interest amounts during 1995 were insignificant. The fair value of the interest rate swap agreement, which was not significant, approximated its carrying value at December 31, 1995.

The Company does not hold or issue derivative financial instruments for trading purposes.

CONCENTRATIONS OF CREDIT RISK: Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, short-term investments, trade receivables and financial instruments used in hedging activities.

The Company places its temporary cash investments with high credit quality financial institutions and, by policy, limits the amount of credit exposure with any one financial institution. Concentrations of credit risk with respect to accounts receivable are limited because a large number of geographically diverse customers make up the Company's customer base, thus spreading the trade credit risk. The Company performs on-going credit evaluations of its customers' financial condition and maintains allowances for potential credit losses. The Company generally does not require collateral or other security to support customer receivables.

The counterparties to the agreements relating to the Company's foreign exchange and interest rate instruments consist of a number of high credit quality financial institutions. The Company does not believe that there is significant risk of nonperformance by these counterparties.

ENVIRONMENTAL EXPENDITURES: Environmental expenditures relating to on-going operations are expensed when incurred unless the expenditures extend the life, increase the capacity or improve the safety or efficiency of the property; mitigate or prevent environmental contamination that has yet to occur and improve the property compared with its original condition; or are incurred for property held for sale.

Expenditures relating to site assessment, remediation and monitoring are accrued and expensed when the costs are both probable and the amount can be reasonably estimated. Estimates are based on in-house or third-party studies considering current technologies, remediation alternatives and current environmental standards. In addition, if there are other participants and the liability is joint and several, the financial stability of the other participants is considered in determining the Company's accrual. Insurance and other recoveries relating to these expenditures are recorded separately once recovery is probable.

EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE: Earnings per common and common equivalent share are computed based on the total of the weighted average number of common shares and, when applicable, the weighted average number of common equivalent shares outstanding during the period presented.

OTHER RECENT PRONOUNCEMENTS: In March 1995, the Financial Accounting Standards Board ("FASB") issued SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." In October 1995, the FASB issued SFAS 123, "Accounting for Stock-Based Compensation." SFAS 121 and 123 are effective for fiscal years beginning after December 15, 1995. The Company will implement these statements as required. The future adoption of SFAS 121 is not expected to have a material effect on the Company's consolidated financial position or results of operations. The Company anticipates adopting SFAS 123 using the pro forma disclosure method described in the pronouncement.

BUSINESS CHANGES

Acquisitions

On January 13, 1995, the Company acquired certain photofinishing operations from Nexus Photo Ltd. The acquisition included mail-order photofinishing operations in France, Belgium, the Netherlands and Spain, and a wholesale film-processing business in Northern Ireland. The total purchase price was $27.6 million. The acquisition was accounted for as a purchase business combination and resulted in the recording of approximately $22 million of related intangible assets. The operating results of this business subsequent to the date of acquisition are included in the Company's Consolidated Statement of Operations.

The unaudited combined condensed pro forma results listed below reflect purchase price accounting adjustments assuming the acquisition occurred at the beginning of 1994.

                                                                       Year Ended
                                                                        Dec. 31,
(In thousands, except per share data)                                     1994
                                                                        --------
Net sales                                                               $462,101
                                                                        ========
Income from continuing operations                                       $  3,090
                                                                        ========
Earnings per common and common equivalent share                         $    .49
                                                                        ========

DISCONTINUED OPERATIONS

During December 1995, the Company announced its intention to sell the Tape Products Division due to the continuing realignment of the Company's Commercial Products Group. The Tape Products Division manufactures a variety of masking and duct tapes, and has substantially different customers, markets, distribution channels and cost structure than the remaining Commercial Products businesses. The results of the Tape Products Division are reported as discontinued operations in the accompanying Consolidated Statements of Operations. The Company does not expect to incur a loss on the disposal of this division.

In the fourth quarter of 1993, the Company recorded restructuring and other unusual charges totaling $48.5 million. Approximately $36.7 million of this amount related to management's decision to sell or otherwise liquidate the thin-film, oxide and diskette manufacturing operations of the Computer Products Group.

During the second quarter of 1994, the Company sold substantially all of its Computer Products businesses for total cash proceeds of $11.1 million, subordinated notes of $4.9 million and future royalty payments based on sales of the oxide disk and head-disk-assembly operations. In addition, the Company received cash proceeds of $2 million based on the 1994 operating results of the thin-film disk operation. The amounts received were not materially different from the estimates included in the 1993 charge. As a result of the sale of these businesses, the related results of operations are reported as discontinued operations in the accompanying Consolidated Statements of Operations.

During the first quarter of 1994, the Company offered its employees an early retirement program, and recorded an additional pretax charge of $3.1 million to discontinued operations related to the program in the accompanying Consolidated Statements of Operations.

The results of operations of the thin-film disk, oxide disk and head-disk-assembly operations, as well as the Tape Products Division are summarized as follows:

                                                              Year Ended
                                                 ---------------------------------------
                                                 Dec. 31,      Dec. 31,        Dec. 31,
(In thousands)                                     1995          1994             1993
                                                 -------       --------        ---------
Net sales                                        $58,444       $ 78,911        $ 140,941
Income (loss) before income taxes                  1,239            157          (31,966)
Income tax expense (benefit)                         500            220          (10,035)
                                                 -------       --------        ---------
Income (loss) from discontinued operations       $   739       $    (63)       $ (21,931)
                                                 =======       ========        =========

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

RESTRUCTURING AND OTHER UNUSUAL CHARGES

The total restructuring and other unusual charges of $16.2 million in 1995 included $14.3 million related to the Commercial Products Group, primarily for business unit and functional realignments, product and channel rationalizations, inventory write-downs related to the remanufactured cartridge operation, and cost reduction initiatives. The remainder of the 1995 charges resulted primarily from changes in the Company's executive management during the year, including severance and other personnel related costs. The 1995 restructuring and other unusual charges include charges of $8.2 million and $8 million in the third and fourth quarters, respectively. Details of the charges related to continuing operations and the activity recorded during 1995 are as follows:

                                           Balance                                                Balance
                                           Dec. 31,        Current Year       Current Year        Dec. 31,
(In thousands)                               1994           Provision            Charges            1995
                                           --------        ------------       ------------        --------
1995 Activity
Provisions for severance related
  to workforce reductions                   $1,550            $ 3,000            $ 1,950            $2,600
Provisions related to other
  personnel costs                              150                850                850               150
Provisions for assets to be sold
  or discarded                               1,250              8,800             10,050              --
Other                                         --                3,550              1,500             2,050
                                            ------            -------            -------            ------
Total                                       $2,950            $16,200            $14,350            $4,800
                                            ======            =======            =======            ======

The provision for workforce reductions includes amounts for salary and benefit continuation for approximately 110 employees as part of the Commercial Products reorganization and product rationalization. The provision for assets to be sold or discarded includes approximately $5.6 million related to cartridge inventory write-downs, as well as other asset write-downs resulting from product and channel rationalization within Commercial Products. The cartridge inventory charges relate primarily to excess empty cartridges received in 1995 under rebate programs and contractual obligations, most of which have been terminated. At December 31, 1995, approximately 30 employee terminations provided for had occurred, with the remaining separations scheduled to be completed in 1996. All charges, excluding asset write-downs, are principally cash in nature and are expected to be funded from operations. All restructuring activities provided for in the balance at December 31, 1994 were completed in 1995. Amounts incurred did not change materially from the reserve balance of $3 million. Management anticipates all 1995 actions will be completed by the end of 1996 and result in annualized savings in personnel and operating costs of approximately $5 million.

During the fourth quarter of 1993, the Company recorded a charge of approximately $11.8 million related to the integration and streamlining of the operations of the Commercial Products Group, including workforce reductions, consolidation of facilities and the write-down of certain assets. The details of the Company's charge related to continuing operations and the activity recorded in 1994 are as follows:

                                            Balance                                                 Balance
                                            Dec. 31,        Current Year         Current Year       Dec. 31,
(In thousands)                                1993           Provision             Charges            1994
                                            -------         ------------         ------------       --------
1994 Activity
Provisions related to workforce
  reductions:
    Severance                               $ 3,850            $   700             $ 3,000            $1,550
    Pension and OPEB costs                      900              2,600               3,500              --
Provisions related to other
  personnel costs                             1,100               --                   950               150
Provisions for assets to be sold
  or discarded                                5,100             (1,100)              2,750             1,250
Other                                           850                400               1,250              --
                                            -------            -------             -------            ------
Total                                       $11,800            $ 2,600             $11,450            $2,950
                                            =======            =======             =======            ======

The 1993 restructuring and other unusual charges included provisions for salary and benefit continuation costs for approximately 170 employees. The 1994 provision represented a revision in the Company's original estimate of severance costs primarily as a result of approximately 20 additional terminations from the Company's Commercial Products Group rather than from discontinued operations. As of December 31, 1995, all employee reductions related to these actions had been completed. Pension and OPEB reserves at December 31, 1993 relate to curtailment charges recognized in connection with the planned workforce reductions. The provision recognized in 1994 was recorded in connection with the Company's early retirement program based upon the actual number of employee acceptances. Provisions for other personnel costs relate primarily to relocation costs.

The provision for assets to be sold or discarded included a charge of $1.8 million to write-down certain corporate and manufacturing facilities to their estimated net realizable value, as well as the costs associated with holding certain vacated portions of these facilities during the period until the property can be sold, or otherwise disposed. During 1994, the Company commissioned an appraisal of its corporate and manufacturing facilities, and as a result of the appraisal revised upward its estimate of proceeds to be realized upon disposal. Other than as described above, there were no material changes to the Company's original estimate of the costs associated with the restructuring actions.

INDEBTEDNESS

On January 5, 1995, the Company replaced its existing $40 million revolving credit facility with a similar $75 million revolving credit facility. The facility is scheduled to expire on December 31, 1997, unless otherwise extended. Interest on amounts outstanding is payable at either LIBOR plus .75 percent to
1.125 percent, based on amounts outstanding, or at the Reference Rate at the Company's election, or, if amounts outstanding are borrowed under competitive bid, interest is payable at the quoted rate. The agreement requires the Company to pay an annual commitment fee of .3125 percent on the unused portion of the facility and .25 percent on any loans advanced under competitive bids. Borrowings of $53 million were outstanding under this facility at December 31, 1995, compared with $33 million outstanding under the previous facility at December 31, 1994.

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

The Company's revolving credit facility and senior note agreement require maintenance of certain restrictive financial covenants related to interest and fixed charge coverage, tangible net worth, leverage and additional debt. Since September 29, 1995, the Company has not been in compliance with the interest and fixed charge coverage portions of these agreements. Since the initial date of technical default, the lenders have provided the Company with a forbearance during which time the parties have been negotiating amendments to the lending agreements in order to allow the Company to remain in compliance. As part of the interim agreement with its lenders, interest payable on amounts outstanding were adjusted to the Reference Rate plus .5 percent. The weighted average rate in effect at December 31, 1995 for borrowings under the revolving credit facility was 8 percent per annum. See additional discussion in the Subsequent Events note.

The fair value of the Company's total debt approximated its recorded amount at December 31, 1995 and 1994, respectively. The fair value is based on management's estimate of current rates available to the Company for similar debt with the same remaining maturity.

The combined aggregate amount of minimum principal payments due subsequent to December 31, 1995 for all long-term indebtedness is $.5 million in 1996 and $68.4 million in 1997. These minimum principal payments have been adjusted to reflect the terms of the Company's revised lending agreements. See the Subsequent Events note.

INCOME TAXES

The domestic and foreign components of income (loss) from continuing operations before income taxes and cumulative effect of accounting principle changes are as follows:

(In thousands)            1995                1994                 1993
                        --------             -------             -------
Domestic                $(22,766)            $(1,775)            $(6,015)
Foreign                    2,617               5,806               6,580
                        --------             -------             -------
Consolidated            $(20,149)            $ 4,031             $   565
                        ========             =======             =======

Income tax expense (benefit) charged to continuing operations consists of the following:

(In thousands)                      1995           1994             1993
                                  -------         -------         -------
Current:
  United States                   $  --           $  --           $ 1,608
  Foreign                           1,708           3,303           2,640
  State and local                    --                15              82
                                  -------         -------         -------
Total current                       1,708           3,318           4,330
Deferred:
  United States                    (6,703)           (612)         (3,873)
  Foreign                             316            (885)             83
                                  -------         -------         -------
Total deferred                     (6,387)         (1,497)         (3,790)
                                  -------         -------         -------
Changes in statutory rates           --              --              (225)
Income tax expense                $(4,679)        $ 1,821         $   315
                                  =======         =======         =======

Deferred tax liabilities (assets) are comprised of the following:

                                                      December 31,
(In thousands)                                   1995             1994
                                               --------         --------
Depreciation                                   $  3,859         $  4,393
Other                                             1,478             --
                                               --------         --------
Gross deferred tax liabilities                    5,337            4,393
                                               --------         --------
Restructuring                                    (1,886)          (1,033)
Pension and postretirement benefits              (9,386)         (11,505)
Loss and credit carryforwards                   (21,478)         (10,675)
Workers compensation accrual                     (1,343)          (1,372)
Inventory reserve                                (2,673)            (875)
Bad debt reserve                                 (1,086)          (1,261)
Other                                            (1,997)          (1,460)
                                               --------         --------
Gross deferred tax assets                       (39,849)         (28,181)
Deferred tax assets valuation allowance           3,300             --
                                               --------         --------
                                               $(31,212)        $(23,788)
                                               ========         ========

Reconciliations between income taxes from continuing operations computed using the United States statutory income tax rate and the Company's effective tax rate are as follows:

                                              1995          1994          1993
                                              ----          ----          ----
United States statutory rate (benefit)        (35.0)%       35.0%         35.0%
Goodwill                                        1.5          8.2          88.2
Dividend income                                 --           --           41.2
State and local income taxes, net of
  federal tax benefit                          (5.6)          .2         (41.4)
Tax asset valuation reserve                    16.4           --           --
Foreign tax credits                            (1.6)          --           --
Rate revaluation                                --            --         (52.4)
Rate difference-foreign subsidiaries            (.3)        (3.1)        (20.7)
Other, net                                      1.4          4.9           6.1
                                               -----        -----         -----
Effective tax rate (benefit)                  (23.2)%       45.2%         56.0%
                                               =====        =====         =====

At December 31, 1995, $19.3 million and $11.9 million of net tax assets were included in "Other Current Assets" and "Other Assets," respectively. At December 31, 1994, $6.3 million and $17.5 million of tax assets were included in "Other Current Assets" and "Other Assets," respectively.

At December 31, 1995, the Company had $14.8 million and $6.7 million of net operating loss carryforward benefits and tax credit carryforwards, respectively, which are primarily limited to offset certain future domestic taxable earnings. The net operating loss carryforward benefits expire as follows: $.5 million in 1999; $2.6 million in 2000; and $11.7 million thereafter. The tax credit carryforwards expire as follows: $2.8 million in 1996; $.2 million in 1997; $.1 million in 1998; $.4 million in 2000; and $3.2 million thereafter. These amounts are reflected gross of a tax asset valuation reserve in the amount of $3.3 million due to the probability that certain of these assets will not be realized.

During 1994, the Internal Revenue Service (IRS) completed an examination of the Company's corporate income tax returns for the years 1988 through 1991. As a result of the IRS' findings, the Company agreed to and paid additional taxes and interest of $7.8 million in January 1995 in connection with adjustments related mainly to the tax treatment of certain items associated with the 1990 sale of the International Office Systems business. On January 13, 1995, the IRS issued a Notice of Deficiency in the amount of $8.7 million in connection with the tax years 1990 and 1991. The tax deficiency relates to the tax treatment of income recognized in connection with the 1990 sale of the International Office Systems business. The major issues relate to foreign tax credits, foreign earnings and profits computation, and the treatment of the disposition of preferred stock of a foreign subsidiary. The Company disagrees with the position taken by the IRS and filed a formal protest of the deficiency on February 9, 1995. In management's opinion, the ultimate disposition of this matter will not have a material adverse effect on the financial position or results of operations of the Company.

It is management's intention to reinvest undistributed earnings of foreign subsidiaries which aggregate approximately $25 million, based on exchange rates at December 31, 1995. These earnings could become subject to additional tax if they were remitted as dividends, if foreign earnings were lent to the Company or if the Company should sell its stock in the subsidiaries. It is not practicable to estimate the amount of additional tax that might be payable on undistributed foreign earnings.

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

In 1989, the Board of Directors authorized the Company to repurchase up to 1,000,000 shares of its common stock. As of December 31, 1995, the Company had purchased approximately 435,000 shares under this program.

The following summarizes the changes in selected shareholders' equity accounts for each of the three years in the period ended December 31, 1995:

                                           Common Stock                    Cumulative
                                                     Par     Additional    Translation     Treasury Stock
                                      Shares        Value      Capital     Adjustment     Shares       Cost
                                     ---------     ------    ----------    -----------    ------       ----
BALANCE, DECEMBER 31, 1992           6,333,690     $6,334     $ 11,130      $(5,393)     (25,000)     $(799)
Stock options exercised and
   related tax benefit                   6,740          6          116         --           --         --
Translation adjustments and
   gains and losses from certain
   inter-company balances                 --         --           --           (451)        --         --
Purchase of treasury shares               --         --           --           --           (120)        (3)
Reissuance of treasury shares             --         --           --           --            530         17
                                     ---------     ------     --------      -------      -------      -----

BALANCE, DECEMBER 31, 1993           6,340,430      6,340       11,246       (5,844)     (24,590)      (785)
Stock options exercised and
   related tax benefit                  56,140         57        1,024         --           --         --
Translation adjustments and
   gains and losses from certain
   inter-company balances                 --         --           --            916         --         --
Purchase of treasury shares               --         --           --           --            (60)        (2)
                                     ---------     ------     --------      -------      -------      -----

BALANCE, DECEMBER 31, 1994           6,396,570      6,397       12,270       (4,928)     (24,650)      (787)
Stock options exercised and
   related tax benefit                   1,000          1           13         --           --         --
Translation adjustments and
   gains and losses from certain
   inter-company balances                 --         --           --           (310)        --         --
Restricted stock issuances             105,000        105        1,299         --           --         --
Deferred compensation                     --         --         (1,404)        --           --         --
Reissuance of treasury shares             --         --           --           --            240         36
                                     ---------     ------     --------      -------      -------      -----

BALANCE, DECEMBER 31, 1995           6,502,570     $6,503     $ 12,178      $(4,618)     (24,410)     $(751)
                                     =========     ======     ========      =======      =======      =====

STOCK OPTION AND STOCK AWARD PLANS

The Company has three stock compensation plans at December 31, 1995: the 1980 Stock Award Plan (1980 plan), the 1987 Stock Option Plan (1987 plan) and the 1993 Stock Incentive Plan (1993 plan). Awards can no longer be granted under the 1980 plan. Awards under the 1987 plan and the 1993 plan are made at the discretion of the Executive Salary Committee of the Board of Directors. Stock options awarded under the 1980 plan which are outstanding at December 31, 1995, are currently exercisable and expire on the tenth anniversary of the date of grant.

Under the 1987 plan, nonqualified stock options and incentive stock options may be awarded. Stock options under the 1987 plan become exercisable either (a) 50 percent on the first anniversary of grant, and the remainder on the second anniversary of grant, (b) 100 percent at six months from the date of grant, (c) 100 percent at one year from the date of grant, or (d) otherwise as determined by the Executive Salary Committee of the Board of Directors. Nonqualified stock options expire 10 years and one day from the date of grant, and incentive stock options expire 10 years from the date of grant.

Under the 1993 plan, non-statutory stock options, incentive stock options and shares of restricted stock may be awarded. Stock options under the 1993 plan become exercisable either (a) 50 percent on the first anniversary of grant and the remainder on the second anniversary of grant, (b) 100 percent at one year from the date of grant, or (c) otherwise as determined by the Executive Salary Committee of the Board of Directors. Non-statutory stock options expire 10 years and one day from the date of grant, and incentive stock options expire 10 years from the date of grant. Restricted stock awards under the 1993 plan are granted to certain key executives and are earned only if the closing price of the Company's common stock meets specific target prices for certain defined periods of time. During 1995, the Company granted 105,000 shares of restricted stock. Restrictions on such shares lapse in equal amounts when the average closing price of Nashua's common stock reaches $20, $25 and $30, respectively, for a consecutive 30 trading day period. Shares issued under the plan are initially recorded at their fair market value on the date of grant with a corresponding charge to additional paid in capital representing the unearned portion of the award. Shares of restricted stock are forfeited if the specified average closing prices of the Company's common stock are not met within five years of grant.

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

Because the exercise price of all stock options awarded under these plans has been equal to the quoted market price of the Company's common stock at date of grant, or because the conditions upon which restrictions on stock awards would lapse have not been met, no compensation expense has been recorded.

A summary of the status of the Company's stock options, under incentive plans follows:

                                    Outstanding    Option Price    Exercisable
                                      Options         Per Share       Options
                                    -----------    ------------    -----------
December 31, 1992                    395,390       $11.81-38.38      357,990
Options granted                      113,800        25.75-30.25         --
Options that became exercisable         --          25.50-34.63       25,350
Options exercised                     (6,740)       11.81-25.50       (6,740)
Options lapsed and cancelled          (6,380)       25.75-34.63       (2,900)
                                    --------      -------------     --------
December 31, 1993                    496,070       $11.81-38.38      373,700
Options granted                      103,950        22.63-29.50         --
Options that became exercisable         --          25.75-28.13       62,406
Options exercised                    (56,140)       11.81-28.13      (56,140)
Options lapsed and cancelled        (158,046)       25.75-38.38     (151,981)
                                    --------      -------------     --------
December 31, 1994                    385,834       $13.75-34.63      227,985
Options granted                      298,500        12.75-19.75         --
Options that became exercisable         --          22.63-30.25      101,124
Options exercised                     (1,000)             13.75       (1,000)
Options lapsed and cancelled        (177,425)       12.75-34.63      (88,650)
                                    --------      -------------     --------
December 31, 1995                    505,909       $12.75-34.63      239,459
                                    ========      =============     ========

COMMITMENTS AND CONTINGENCIES

Rent expense for office equipment, facilities and vehicles was $2.5 million, $2.1 million and $1.8 million for 1995, 1994 and 1993, respectively. At December 31, 1995, the Company was committed, under non-cancelable operating leases, to minimum annual rentals as follows: 1996 - $2.1 million; 1997 - $1.8 million; 1998 - $1.1 million; 1999 - $1.1 million; 2000 - $1.0 million; thereafter - $8.5 million.

At December 31, 1995, the Company was obligated under approximately $5.6 million in standby letters of credit.

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


The Company is involved in certain environmental matters and has been designated by the Environmental Protection Agency (EPA) as a "potentially responsible party" (PRP) for certain hazardous waste sites. In addition, the Company has been notified by certain state environmental agencies that some of the Company sites not addressed by the EPA require remedial action. These sites are in various stages of investigation and remediation. Due to the unique physical characteristics of each site, the technology employed, the extended timeframes of each remediation, the interpretation of applicable laws and regulations and the financial viability of other potential participants, the ultimate cost to the Company of remediation for each site is difficult to determine. At December 31, 1995, based on the facts currently known and the Company's prior experience with these matters, the Company has concluded that there is at least a reasonable possibility that site assessment, remediation and monitoring costs will be incurred by the Company with respect to those sites which can be reasonably estimated in the aggregate range of $1.5 million to $1.7 million. This range is based, in part, on an allocation of certain sites' costs which, due to the joint and several nature of the liability, could increase if the other PRP's are unable to bear their allocated share. At December 31, 1995, the Company has accrued $1.5 million which represents, in management's view, the most likely amount within the range stated above. Based on information currently available to the Company, management believes that it is probable that the major responsible parties will fully pay the costs apportioned to them. Management believes that, based on its financial position and the estimated environmental accrual recorded, its remediation expense with respect to those sites is not likely to have a material adverse effect on its consolidated financial position or results of operations.

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

Net periodic pension cost from continuing operations for the plans, exclusive of enhanced early retirement and curtailment pension costs, includes the following components:

(In thousands)                                       1995          1994         1993
                                                   --------      -------      --------
Service cost-benefits earned during the period     $  2,490      $ 2,771      $  2,884
Interest cost on projected benefit obligation         8,581        7,916         7,196
Actual return on plan assets                        (23,622)       1,826       (17,554)
Net amortization and deferral                        15,281       (9,491)       10,839
                                                   --------      -------      --------
Net periodic pension cost                          $  2,730      $ 3,022      $  3,365
                                                   ========      =======      ========

In February 1994, the Company offered certain of its United States employee groups an enhanced early retirement pension benefit. The cost of the enhanced pension benefit was $4.2 million, $2.2 million of which was attributable to discontinued operations. In 1993, the Company recognized a curtailment expense of $1.2 million, approximately $.6 million of which related to discontinued operations.

The following sets forth the funded status of the plans and the amounts recognized in the Company's consolidated balance sheet at December 31, 1995:

                                                                            Accumulated
                                                                         Benefit Obligation
                                                                      ----------------------
                                                                      Less Than      Exceeds
(In thousands)                                                         Assets        Assets
                                                                      ---------     --------
Actuarial present value of:
  Vested benefit obligation                                           $ 49,661      $ 68,399
                                                                      --------      --------
  Accumulated benefit obligation                                      $ 49,855      $ 68,557
                                                                      --------      --------
  Projected benefit obligation                                        $ 50,284      $ 70,696
                                                                      --------      --------
Market value of plan assets                                           $ 54,511      $ 62,583
                                                                      --------      --------
Plan assets in excess of (less than) projected benefit obligation     $  4,227      $ (8,113)
Unrecognized transition (asset) obligation                              (1,929)        2,025
Unrecognized prior service costs                                         1,322         4,297
Unrecognized net gain                                                   (2,140)       (7,368)
Additional liability                                                      --            (617)
                                                                      --------      --------
Prepaid (accrued) pension cost                                        $  1,480      $ (9,776)
                                                                      ========      ========

The following sets forth the funded status of the plans and the amounts recognized in the Company's consolidated balance sheet at December 31, 1994:

                                                                            Accumulated
                                                                         Benefit Obligation
(In thousands)                                                         Less Than        Exceeds
                                                                         Assets          Assets
                                                                       ---------        --------
Actuarial present value of:
  Vested benefit obligation                                             $41,052         $58,035
                                                                        -------         -------
  Accumulated benefit obligation                                        $41,863         $58,158
                                                                        -------         -------
  Projected benefit obligation                                          $42,189         $62,046
                                                                        -------         -------
Market value of plan assets                                             $47,117         $53,137
                                                                        -------         -------
Plan assets in excess of (less than) projected benefit obligation       $ 4,928         $(8,909)
Unrecognized transition (asset) obligation                               (2,196)          2,363
Unrecognized prior service costs                                          1,452           5,568
Unrecognized net gain                                                    (1,390)         (7,731)
Additional liability                                                       --              (143)
                                                                        -------         -------
Prepaid (accrued) pension cost                                          $ 2,794         $(8,852)
                                                                        =======         =======

During 1994, the Company updated the definition of average annual compensation, the effect of which increased the unrecognized prior service liability by $1.8 million. Approximately $4.2 million and $7.5 million of the accrued pension cost for 1995 and 1994, respectively, are included in "Other Long-Term Liabilities" in the accompanying consolidated balance sheet.

The significant actuarial assumptions used for the plans' valuations were:

                                                         1995       1994
                                                         ----       ----
Weighted-average discount rate                           7.4%       8.2%
Expected long-term rate of return on plan assets         9.7%       9.7%
Rate of increase in future compensation levels           5.1%       5.0%

RETIREE HEALTH CARE AND OTHER BENEFITS: The Company provides certain health care and other benefits to eligible retired employees and spouses. Salaried participants generally become eligible for retiree health care benefits after reaching age 60 with ten years of service. Benefits, eligibility and cost-sharing provisions for hourly employees vary by location or bargaining unit. Generally, the medical plans pay a stated percentage of most medical expenses, reduced for any deductibles and payments made by government programs and other group coverage. In 1993, the postretirement benefit plan was changed to share the cost of benefits with all retirees, resulting in an unrecognized benefit which is being amortized over the future service period of the active employees.

The following table sets forth the funded status of the plans, reconciled to the accrued postretirement benefit cost recognized in the Company's balance sheet:

(In thousands)                                         1995            1994
                                                     --------        --------
Accumulated postretirement benefit obligation:
  Retirees                                           $  7,143        $  7,264
  Fully eligible active plan participants               1,483           1,668
  Other active participants                             1,815           2,453
                                                     --------        --------
Market value of plan assets                              --              --
Accumulated postretirement benefit obligation
  in excess of plan assets                            (10,441)        (11,385)
Unrecognized prior service benefit                     (4,589)         (5,221)
Unrecognized net (gain) loss                           (2,208)         (1,232)
                                                     --------        --------
Accrued postretirement benefit cost                  $(17,238)       $(17,838)
                                                     ========        ========

Approximately $16.5 million and $17.1 million of accrued postretirement benefits for 1995 and 1994, respectively, are included in "Other Long-Term Liabilities" in the accompanying consolidated balance sheet.

Net periodic postretirement benefit cost of continuing operations, exclusive of enhanced early retirement and curtailment costs, included the following components:

(In thousands)                                     1995         1994         1993
                                                  -----        -----        -----
Service cost of benefits earned                   $  85        $ 133        $ 162
Interest cost on accumulated postretirement
  benefit obligation                                768          942          791
Amortization of prior service benefit              (724)        (554)        (554)
                                                  -----        -----        -----
Net periodic postretirement benefit cost          $ 129        $ 521        $ 399
                                                  =====        =====        =====

As part of the 1994 early retirement program, the Company offered certain of its United States employee groups an enhanced early retirement health care benefit. The cost of the enhanced health care benefit was $1.5 million, $.9 million of which was attributable to discontinued operations. At December 31, 1994, the postretirement benefit plans were amended to transfer the cost of health supplemental benefit payments to the Company's pension plan. In 1993, the Company recognized a curtailment expense of $.8 million, approximately half of which related to discontinued operations, in connection with its decision to dispose of certain operations and reduce personnel in the remaining businesses.

For measurement purposes, a 6 percent annual rate of increase in the per capita claims cost of medical benefits was assumed for the various plans in 1995. This rate was assumed to decrease gradually to 5 percent in 1999 and remain at that level thereafter. The discount rate used in determining the accumulated postretirement benefit obligation was 7.25 percent.

If the future health care cost trend rate were increased 1 percent, the accumulated postretirement benefit obligation as of December 31, 1995 would have increased by 2 percent. The effect of this assumed change on the aggregate of service and interest cost for 1995 would have been an increase of 3 percent.

INFORMATION ABOUT OPERATIONS

The Company conducts business in three segments: Commercial Products, Photofinishing and Cerion Technologies. In 1994, the Company combined its
Coated Products and Office Supplies business segments to form Commercial
Products. Commercial Products produces and sells facsimile and thermal papers, pressure-sensitive labels, specialty papers, and copier and laser printer supplies primarily to domestic resellers, original equipment manufacturers and private label distributors. Photofinishing provides photofinishing services to amateur photographers through mail-order in North America and Western Europe, as well as through retail establishments in Ireland. Cerion Technologies manufactures precision metallic parts primarily for the domestic computer industry. Net sales, operating income and identifiable assets of the Company's three business segments and the geographic areas in which they operate are set forth below:

                                         Net Sales From              Income (loss) From
                                      Continuing Operations         Continuing Operations             Identifiable Assets
(In millions)                       1995      1994      1993     1995(a)    1994(b)    1993(c)     1995       1994      1993
                                   ------    ------    ------    ------     ------     ------     ------     ------    ------
BY BUSINESS
Commercial Products                $245.5    $259.5    $264.8    $(20.4)    $ (4.0)    $ (1.6)    $ 84.3     $105.2    $ 91.3
Photofinishing                      179.2     145.4     148.7       7.2       16.4       15.9       83.5       58.1      47.6
Cerion Technologies                  27.5      14.0      14.1       6.0        (.2)        .6       12.4        7.4       4.3
Corporate expenses,
  including interest and assets      --        --        --       (12.9)      (8.2)     (14.3)      37.1       40.8      33.4
Discontinued Operations              --        --        --        --         --         --         14.1       16.3      42.5
                                   ------    ------    ------    ------     ------     ------     ------     ------    ------
Consolidated                       $452.2    $418.9    $427.6    $(20.1)    $  4.0     $   .6     $231.4     $227.8    $219.1
                                   ======    ======    ======    ======     ======     ======     ======     ======    ======

BY GEOGRAPHIC AREA
United States                      $349.8    $357.5    $366.3    $(11.2)    $  6.3     $  4.4     $112.6     $133.8    $110.5
Europe                               95.5      53.6      52.3       3.0        5.0        8.6       62.5       33.3      26.7
Other                                 6.9       7.8       9.0       1.0         .9        1.9        5.1        3.6       6.0
Eliminations, corporate
  expenses, including interest
  and assets                         --        --        --       (12.9)      (8.2)     (14.3)      37.1       40.8      33.4
Discontinued Operations              --        --        --        --         --         --         14.1       16.3      42.5
                                   ------    ------    ------    ------     ------     ------     ------     ------    ------
Consolidated                       $452.2    $418.9    $427.6    $(20.1)    $  4.0     $   .6     $231.4     $227.8    $219.1
                                   ======    ======    ======    ======     ======     ======     ======     ======    ======

Sales between business segments are insignificant. Intrasegment sales between geographic areas are generally priced at the lowest price offered to unaffiliated customers.

(a) Includes restructuring and other unusual charges of $14.3 million and $1.9 million for Commercial Products and Corporate, respectively.

(b) Includes restructuring and other unusual charges of $2.6 million for Commercial Products Group.

(c) Includes restructuring and other unusual charges of $3.5 million, $.8 million and $7.5 million for Commercial Products, Photofinishing and Corporate, respectively.

Capital expenditures and depreciation and amortization by business segment are set forth below:

                                                                            Depreciation and
                                    Capital Expenditures                      Amortization
                               1995         1994         1993         1995        1994          1993
                              -----        -----        -----        -----        -----        -----
Commercial Products           $ 8.6        $11.1        $ 9.8        $ 8.3        $ 7.9        $ 7.5
Photofinishing                  2.5          3.8          2.9          8.3          5.4          5.9
Cerion Technologies             2.1          1.0          1.8           .8           .8           .7
                              -----        -----        -----        -----        -----        -----

Consolidated                  $13.2        $15.9        $14.5        $17.4        $14.1        $14.1
                              =====        =====        =====        =====        =====        =====

SUBSEQUENT EVENTS

On March 21, 1996, Cerion Technologies filed a registration statement on Form S-1 with the Securities and Exchange Commission for a proposed initial public offering of 3,840,000 shares of common stock. Of the total, 1,615,000 shares are being offered by Cerion and 2,225,000 shares are being offered by Nashua as the selling stockholder. Cerion Technologies, based in Champaign, Illinois, is an independent supplier of aluminum substrates for the computer disk drive industry. All or most of the proceeds anticipated to be generated from the sale of shares offered by Nashua will be used to prepay a portion of the Company's debt.

On March 27, 1996, the Company reached agreement with its lenders on the terms of amendments to existing lending agreements which will supersede the terms and conditions of the $75 million revolving credit facility and the Company's senior note agreement. Under the provisions agreed to with the lenders, the revolving credit facility will be replaced with a bank facility (the "Bank Facility"). Advances under the Bank Facility will be made pursuant to both a term loan arrangement and a revolving credit facility with an initial aggregate credit availability of up to $66 million. Interest on amounts outstanding under both the term loan and revolving credit portion of the agreement will be payable at the prime rate plus .5 percent. The revised senior note will be at a rate of
11.85 percent per annum.

Of the total revolving credit balance outstanding on the facility closing date, $48 million initially will be designated as outstanding under the term loan portion of the Bank Facility with the remainder designated as outstanding under the revolving credit facility.

The revolving credit portion of the Bank Facility will provide for initial credit availability equal to the lesser of $18 million or a defined percentage of eligible accounts receivable and inventory. The agreement also will provide for up to $5 million of the revolving credit facility to be available for the issuance of letters of credit. The revolving credit portion of the Bank Facility will expire on December 31, 1997.

The terms of the Bank Facility and revised senior note will require certain mandatory prepayments and, with respect to the Bank Facility, contain provisions for certain facility commitment reductions, tied to the sale or issuance by the Company of equity securities or the sale or disposition of assets. According to the provisions of the term loan and the senior note, one-half of the amount outstanding on October 1, 1996 and December 31, 1996, respectively, will become due and payable in four equal quarterly installments commencing in January 1997. All remaining amounts outstanding will be due on December 31, 1997. Prepayments also will be required beginning in January 1997, based on Excess Cash Flows, as defined in the agreement.

The Bank Facility will require a commitment fee of .5 percent per annum on unused amounts, as well as a 2 percent per annum fee on letters of credit issued under the facility. In addition, the Bank Facility and revised senior note agreement will provide for contingent fees to be paid if the actual level of prepayments made in 1996 are below certain specified levels.

Borrowings under the Bank Facility and revised senior note will be collateralized by a security interest in the Company's receivables and inventory, assets of the domestic and certain foreign subsidiaries and the stock of certain foreign subsidiaries. Subject to shareholder approval and certain circumstances, additional collateral may be required. The agreements will contain certain financial covenants with respect to tangible net worth, capital expenditures, cash flows and the ratio of cash flows to fixed charges. In addition, the agreements will not allow the payment of dividends and will restrict, among other things, the incurrence of additional debt, guarantees, lease arrangements or sale of certain assets.

      QUARTERLY OPERATING RESULTS AND COMMON STOCK INFORMATION (UNAUDITED)

(IN MILLIONS, EXCEPT PER SHARE DATA)                1st          2nd         3rd         4th
                                                  Quarter      Quarter     Quarter      Quarter        Year
                                                  -------      -------     -------      -------        ----
1995
  Net sales                                       $ 109.6      $ 122.2     $ 121.7      $  98.7      $ 452.2
  Gross profit                                       26.9         33.3        33.3         22.7        116.2
  Income (loss) from continuing operations(1)          .1          1.5        (7.3)        (9.7)       (15.4)
  Income from discontinued operations                --             .4        --             .3           .7
  Net income (loss)(1)                                 .1          1.9        (7.3)        (9.4)       (14.7)
  Earnings (loss) per common and common
    equivalent share:
        Continuing operations(1)                      .01          .23       (1.14)       (1.53)       (2.43)
        Discontinued operations                      --            .06        --            .06          .12
        Net income (loss)(1)                          .01          .29       (1.14)       (1.47)       (2.31)
  Dividends                                           .18          .18         .18         --            .54
  Market price:
    High                                               21           20      19-1/4       16-7/8           21
    Low                                            18-1/2       18-5/8      14-3/4       12-1/4       12-1/4

1994
  Net sales                                       $  98.0      $ 107.0     $ 113.3      $ 100.6      $ 418.9
  Gross profit                                       22.8         28.5        30.5         22.5        104.3
  Income (loss) from continuing operations(2)        (1.8)         2.1         1.9         --            2.2
  Income (loss) from discontinued operations         (1.7)          .8          .5           .3          (.1)
  Net income (loss)(2)                               (3.5)         2.9         2.4           .3          2.1
  Earnings (loss) per common and common
    equivalent share:
      Continuing operations(2)                       (.27)         .34         .29         (.01)         .35
      Discontinued operations                        (.27)         .12         .08          .06         (.01)
      Net income (loss)(2)                           (.54)         .46         .37          .05          .34
  Dividends                                           .18          .18         .18          .18          .72
  Market price:
    High                                           30 3/4       27 3/8      29 1/4       23 1/8       30 3/4
    Low                                            26 1/4       24 3/8      22 7/8       19 3/4       19 3/4

(1) The third quarter includes restructuring and other unusual charges of $8.2 million and a valuation allowance of $3.3 million against tax assets due to the probability that such assets will not be realized. The fourth quarter includes restructuring and other unusual charges of $8 million.

(2) The first quarter includes restructuring and other unusual charges of $2.6 million.

The Company's stock is traded on the New York Stock Exchange. At December 31, 1995, there were 1,542 record holders of Nashua's common stock.

Report of Independent Accountants

To the Board of Directors and Shareholders of Nashua Corporation

In our opinion, the accompanying financial statements listed in the index appearing under Item 14 (a) (1) present fairly, in all material respects, the financial position of Nashua Corporation and its subsidiaries at December 31, 1995 and 1994 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

Price Waterhouse LLP
Boston, Massachusetts

February 5, 1996, except as to the Subsequent Events note, which is as of March 27, 1996

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

              None.

                                   PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS OF THE REGISTRANT The directors are elected annually by the stockholders and hold office until successors are elected and qualified or until death, resignation or removal. The business experience for each director of Nashua for the last five years and the year he first became a director of Nashua and their ages are as follows:

                                    DIRECTOR
         NAME                AGE    SINCE                     BUSINESS EXPERIENCE
         ----                ---    -----                     -------------------
Joseph A. Baute              68     1984       Mr. Baute has been the Chairman of Nashua Corporation since April 28, 1995 and was President and Chief Executive Officer from November 10, 1995 to
                                               January 2, 1996.  He was Chairman and Chief Executive Officer of Markem
                                               Corporation (information application systems) from prior to 1991 until his retirement in 1993.  He is also a Director of Houghton-Mifflin Company, State
                                               Street Bank & Trust Company and Infosoft International.

Sheldon A. Buckler(a)(c)      64    1994       Dr. Buckler has been Chairman of the Board of Commonwealth Energy
                                               System since May 1995.  He was Vice Chairman of the Board of Polaroid
                                               Corporation from prior to 1991 until his retirement in 1994.  He is also a
                                               Director of ASECO Corporation, PARLEX Corporation and Spectrum
                                               Information Technologies, Inc.

Richard E. Carter(b)         67     1978       Private investor.

Thomas W. Eagar(d)           46     1993       Professor Eagar has been Professor of Materials Engineering at the
                                               Massachusetts Institute of Technology (MIT) since prior to 1991 and POSCO
                                               Professor of Materials Engineering since 1993.  He has also been Head of the
                                               Department of Materials Science and Engineering at MIT since January 1995.

Gerald G. Garbacz            59     1996       Mr. Garbacz has been President and Chief Executive Officer of Nashua
                                               Corporation since January 2, 1996.  He was a private investor from 1994 through 1995.  He was Chairman and Chief Executive Officer of Baker &
                                               Taylor Inc. (information distribution) from 1992 to 1994 and Executive Vice
                                               President of W.R. Grace & Co. from prior to 1991 to 1992.  He is also a
                                               Director of Handy & Harman Inc.

Charles S. Hoppin(a)(c)(d)   64     l979       Mr. Hoppin has been a partner in the law firm of Davis Polk & Wardwell since prior to l991.

John M. Kucharski(a)(b)      60     1988       Mr. Kucharski has been the Chairman, Chief Executive Officer and President of EG&G, Inc. (technical and scientific products and services) since prior to
                                               l991.  He is also a Director of New England Electric System, Eagle Industry
                                               Co., Ltd. and State Street Boston Corporation.

James F. Orr III (b)(d)      53     l989       Mr. Orr has been the Chairman, Chief Executive Officer and President of UNUM
                                               Corporation (insurance) since prior to l991.


- -------------------

(a)      Member of the Audit Committee of Nashua's Board of Directors.
(b)      Member of the Executive Salary Committee of Nashua's Board of
         Directors.
(c)      Member of the Nominating Committee of Nashua's Board of Directors.
(d)      Member of the Pension Plan Review Committee of Nashua's Board of
         Directors.


EXECUTIVE OFFICERS OF THE REGISTRANT Set forth below are the present executive officers of the Company for Section 16 of the Securities and Exchange Act purposes, their ages and their positions held with the Company:

NAME                       AGE          POSITION
- ----                       ---          --------
Gerald G. Garbacz           59          President and Chief Executive Officer
Daniel M. Junius            43          Vice President-Finance, Chief Financial Officer and Treasurer
Robin J.T. Clabburn         59          Vice President and Chief Technical Officer
Bruce T. Wright             46          Vice President
Charles E. Turnbull         43          Vice President
John R. Mapley              64          Vice President
David A. Peterson           56          Vice President

         Mr. Garbacz has been President and Chief Executive Officer of Nashua since January 1996. He was a Private Investor from 1994 through 1995. He was Chairman and Chief Executive Officer of Baker & Taylor Inc. (information distribution) from 1992 to 1994 and Executive Vice President of W.R. Grace & Co. from prior to 1991 to 1992. He is also a Director of Handy & Harman Inc.

         Mr. Junius has been Vice President-Finance, Chief Financial Officer and Treasurer since November 1995. He was Vice President-Finance and Treasurer from September 1995 to November 1995. Prior to September 1995 he was Treasurer.

         Mr. Clabburn has been Vice President and Chief Technical Officer since October 1995. He worked as a consultant for Nashua from March 1994 to October 1995. Prior to March 1994 he was Chief Executive Officer for several development stage companies at Cookson Group PLC.

         Mr. Wright has been Vice President since October 1994. Prior to October 1994 he was Vice President of Barry Controls.

         Mr. Turnbull has been Vice President since August 1995. Prior to August 1995 he was President of Polyken Technologies.

         Mr. Mapley has been Vice President since March 1996. From 1990 to March 1996 he was Chief Executive Officer of the Company's Photofinishing Group.

         Mr. Peterson has been Vice President since November 1995. He was General Manager of Cerion Technologies (Precision Technologies) from April 1992 to January 1996. Prior to April 1992 he held various operating positions within the former Nashua Computer Products Division.

         Executive officers are generally elected to their offices each year by the Board of Directors shortly after the Annual Meeting of Shareholders.

ITEM 11.        EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS Directors of Nashua, except employees and officers of the Company, receive $15,000 annual cash compensation and $750 plus expenses for each Board meeting and Board committee meeting attended and are each year awarded options to purchase 1,000 shares of common stock having an exercise price equal to the fair market value for such shares on the date of award under the provisions of Nashua's l993 Stock Incentive Plan. Under the 1996 Stock Incentive Plan, it is proposed that Nashua's non-employee Directors receive shares of Nashua's common stock each year in the amount of and in lieu of annual retainer cash compensation.

         Mr. Joseph A. Baute, as the non-employee Chairman of Nashua for the period April 28, 1995 through January 2, 1996 was paid approximately $75,000 plus expenses with the understanding that he would purchase $25,000 of Nashua stock on the open market. The Company reimbursed Mr. Baute for brokerage commissions on such stock purchase. This compensation was in lieu of all other compensation including non-employee director stock options and compensation for attending Board and Board Committee meetings.

COMPENSATION OF EXECUTIVE OFFICERS The following table sets forth the annual and long-term compensation paid to persons who served as Nashua's Chief Executive
Officer during 1995 and Nashua's six other highest paid executive officers in 1995:

                                                      SUMMARY COMPENSATION TABLE
                                                                                       Long-Term
                                                 Annual Compensation              Compensation Awards
                                     -----------------------------------------   --------------------------
                                                                                                Shares
                             Fiscal                               Other Annual   Restricted    Underlying      All Other
Name and Principal Position  Year      Salary            Bonus    Compensation   Stock Awards  Options/SARs  Compensation(1)
- ---------------------------  ----      ------            -----    ------------   ------------  ------------  ---------------

Joseph A. Baute              1995    $124,625 (2)        $  0           --            --            --              --
  Chairman and Former
  President and Chief
  Executive Officer

Francis J. Lunger            1995    $276,694 (3)        $  0           --            --           28,000         $7,229
  Former President and Chief 1994    $212,308            $  0     $214,053 (7)        --           23,000         $4,211
  Executive Officer

William E. Mitchell          1995    $286,578 (4)        $  0     $248,344 (7)        --           15,000         $9,027
  Former President and Chief 1994    $400,000            $  0     $ 33,599 (8)        --           15,000         $5,033
  Executive Officer          1993    $127,692            $  0     $  1,942 (9)        --           45,000         $3,528

Robin J. T. Clabburn         1995    $217,607 (5)(6)     $  0     $    277 (10)     $334,375 (12)  20,000             --
  Vice President and
  Chief Technical Officer

Robert A. Geiger             1995    $171,655 (6)        $  0           --            --           13,500         $4,708
  Vice President
  Tape Products Division

John J. Ireland              1995    $168,997 (6)        $  0     $ 97,304 (7)        --           13,500         $9,447
  Vice President
  Specialty Coated Products

David A. Peterson            1995    $148,874 (6)     $83,567           --            --           11,500         $5,443
  Vice President
  Cerion Technologies

Daniel M. Junius             1995    $146,374 (6)        $  0     $    561 (11)     $334,375 (12)  11,500         $5,653
   Vice President-Finance,
   Chief Financial Officer
   and Treasurer

Bruce T. Wright              1995    $134,240 (6)        $  0           --          $334,375 (12)  14,000         $5,440
   Vice President
   Human Resources

- ---------------------

         (1)   Includes amounts set aside under the Company's Supplemental Compensation Plan, Company contributions to the Employees' Savings Plan, life insurance income and premiums, financial consulting services, imputed auto income and imputed income on an interest free loan. In 1995, these amounts were:

               (i)     as to the Employees' Savings Plan - Mr. Lunger, $2,229; Mr. Mitchell, $2,226; Mr. Geiger,
                       $2,600; Mr. Ireland, $2,229; Mr. Peterson, $2,228; Mr. Junius, $2,600; and Mr. Wright, $2,229;

               (ii)    as to life insurance income - Mr. Geiger, $2,108; Mr. Ireland, $560; Mr. Peterson, $2,057;
                       Mr. Junius, $553; and Mr. Wright, $711;


               (iii)   as to financial consulting services - Mr. Lunger, $5,000; Mr. Mitchell, $5,000; Mr. Ireland,
                       $6,000; Mr. Junius, $2,500; and Mr. Wright, $2,500;

                (iv)   as to imputed auto income - Mr. Mitchell, $1,801; and Mr. Peterson, $1,158; and

                 (v)   as to imputed income on an interest free loan - Mr. Ireland, $658.

         (2)   Mr. Baute has served as Chairman since April 28, 1995. He has also served as President and Chief
               Executive Officer from November 10, 1995 until January 2, 1996 when Mr. Garbacz became President and Chief Executive Officer.

         (3)   Mr. Lunger left the Company in November 1995.

         (4)   Mr. Mitchell left the Company in September l995.

         (5)   Mr. Clabburn received an additional $31,674 for consulting services performed in 1995 prior to becoming an employee of Nashua.

         (6)   Messrs. Clabburn, Geiger, Ireland, Peterson, Junius and Wright each first became executive officers in 1995.

         (7)   Includes moving expense reimbursement and tax equalization payments.

         (8)   Includes tax equalization payments on moving expense reimbursement, executive life insurance premiums and  California state disability insurance payments.

         (9)   Includes tax equalization payments for executive life insurance and California state disability insurance.

         (10)  Tax equalization payments.

         (11)  Includes tax equalization payments on executive medical reimbursement income and executive life insurance premiums.

         (12)  Includes 25,000 shares of Restricted Stock (granted when the price of Nashua shares was
               $13.375), 8,333 shares of which will vest when the average closing price over a 30 trading day period of Nashua shares ("the average closing price") reaches $20.00; 8,333 shares of which will vest when the average closing price of Nashua shares reaches $25.00; and
               8,334 shares of which will vest when the average closing price of Nashua shares reaches
               $30.00. However, any shares which have not vested upon the earlier of (i) by December
               15, 2000 or (ii) termination of employment, will be forfeited. Dividends, if any, will accumulate on such Restricted Stock and be paid to the recipient when and if the underlying shares vest.


STOCK OPTIONS/STOCK APPRECIATION RIGHTS

         The following table sets forth certain information as to options/SARs granted during fiscal l995 to the individuals listed in the Summary Compensation
Table. In accordance with SEC rules, also shown are the hypothetical gains or "option spreads", on a pre-tax basis, that would exist for the respective options/SARs. These gains are based on assumed rates of annual compound stock price appreciation of 5% and 10% from the date the options/SARs were granted over the full option term. To put this data into perspective, the resulting
Nashua stock prices for the grants expiring on February 24, 2005 would be $32.17 at a 5% rate of appreciation and $51.23 at a 10% rate of appreciation, for the grant expiring on September 1, 2005, $29.12 at 5% and $46.38 at 10%, and for the grants expiring on November 4, 2005, $20.77 at 5% and $33.07 at 10%.

                                               OPTION/SAR GRANTS IN FISCAL 1995
                                                                                          Potential Realizable Value
                                                                                          at Assumed Annual Rates
                                                                                          of Stock Price Appreciation
                                          % of Total Options/ Exercise or                  for Option/SAR Term
                          Options/SARs    SARs Granted to     Base Price    Expiration    ---------------------------
Name                      Granted (#)     Employees in l995   ($/Share)     Date            0%      5%         10%
- ----                      ------------    -----------------   ---------     ----------      --      --         --

Joseph A. Baute . . . . . .      0                 --                --             --      --          --         --

Francis J. Lunger . . . . .  8,000                2.7%           $19.75            (1)      --          --         --
                            20,000                6.9%           $17.88            (1)      --          --         --

William E. Mitchell . . . . 15,000                5.1%           $19.75            (2)      --          --         --

Robin J. T. Clabburn  . . . 20,000 (3)            6.9%           $12.75      11/4/2005      $0    $160,368   $406,404

Robert A. Geiger  . . . . .  3,500 (4)            1.2%           $19.75      2/24/2005      $0    $ 43,472   $110,167
                            10,000 (5)            3.4%           $17.88       9/1/2005      $0    $112,446   $284,961

John J. Ireland   . . . . .  3,500 (4)            1.2%           $19.75      2/24/2005      $0    $ 43,472   $110,167
                            10,000 (5)            3.4%           $17.88       9/1/2005      $0    $112,446   $284,961

David A. Peterson . . . . .  1,500 (4)            0.5%           $19.75      2/24/2005      $0    $ 18,631   $ 47,215
                            10,000 (5)            3.4%           $17.88       9/1/2005      $0    $112,446   $284,961

Daniel M. Junius  . . . . .  1,500 (4)            0.5%           $19.75      2/24/2005      $0    $ 18,631   $ 47,215
                            10,000 (5)            3.4%           $17.88       9/1/2005      $0    $112,446   $284,961

Bruce T. Wright              4,000 (4)            1.4%           $19.75      2/24/2005      $0    $ 49,683   $125,906
                            10,000 (5)            3.4%           $17.88       9/1/2005      $0    $112,446   $284,961

- -------------

         (1)      These options expired on November 10, 1995 due to the termination of Mr. Lunger's employment on that date.
         (2)      These options expired on September 8, 1995 due to the termination of Mr. Mitchell's employment on that date.
         (3)      These options will become exercisable on November 3, 1996.
         (4)      50% of these options became exercisable on February 23, 1996; 50% will become exercisable on February 23, 1997.
         (5)      50% of these options will become exercisable on August 31, 1996 and 50% on August 31, 1997.

            The following table sets forth information as to options/SARs exercised in 1995 and unexercisable options/SARs held at the end of fiscal
1995, by the individuals listed in the Summary Compensation Table:
                                        OPTION EXERCISES IN FISCAL YEAR 1995 AND
                                      VALUE OF OPTIONS/SARS AT END OF FISCAL 1995

                                                    Number of Unexercised       Value of Unexercised,
                                                     Options/SARs Held at      In-The-Money, Options/SARs
                                                       Fiscal Year End          at Fiscal Year End (1)
                    Shares Acquired   Value        --------------------------  ----------------------------
Name                on Exercise     Realized       Exercisable  Unexercisable  Exercisable   Unexercisable
- ----                -----------     --------       -----------  -------------  -----------   -------------
Joseph A. Baute           0             $0            2,000             0            $0            $0
Francis J. Lunger         0             $0           23,000             0            $0            $0
William E. Mitchell       0             $0           30,000             0            $0            $0
Robin J. T. Clabburn      0             $0                0        20,000            $0       $17,600
Robert A. Geiger          0             $0           12,350        14,750            $0            $0
John J. Ireland           0             $0            2,500        16,000            $0            $0
David A. Peterson         0             $0            3,750        12,250            $0            $0
Daniel M. Junius          0             $0           12,250        12,250            $0            $0
Bruce T. Wright           0             $0              500        14,500            $0            $0

- -------------------

         (1) Represents the difference between the closing price on the New York Stock Exchange of Nashua's common stock on December 29, l995 ($13.63) and the exercise price of the options/SARs.

PENSION PLAN

         The following table shows estimated annual benefits payable upon retirement under the Nashua Corporation Retirement Plan for Salaried Employees, which includes the individuals listed in the Summary Compensation table:

                                         ESTIMATED PENSION BENEFITS
  Average Annual                               Years of Service
Compensation from      ------------------------------------------------------------------------
   January 1, l990                                                                        25 or
   to Retirement         5 years        10 years       15 years        20 years       more years
- ----------------------   -------        --------       --------        --------       ----------

   $  125,000          $ 13,750        $ 27,500       $ 41,250       $ 55,000          $ 68,750
      250,000            27,500          55,000         82,500        110,000           137,500
      375,000            41,250          82,500        123,750        165,000           206,250
      500,000            55,000         110,000        165,000        220,000           275,000
      625,000            68,750         137,500        206,250        275,000           343,750
      750,000            82,500         165,000        247,500        330,000           412,500
      875,000            96,250         192,500        288,750        385,000           481,250
    1,000,000           110,000         220,000        330,000        440,000           550,000



         Compensation covered by this plan generally refers to total annual cash compensation, including salary and bonus, but excluding certain items such as the value of stock option awards and employer allocations to the Supplemental Compensation Plan and Employees' Savings Plan. As of December 31, l995, the individuals named in the Summary Compensation Table had the following years of service credited under the plan: Messrs. Baute, Lunger, Mitchell and Clabburn are not eligible; Mr. Geiger, 8 years; Mr. Ireland, 1.5 years; Mr. Peterson, 4.5 years; Mr. Junius, 11 years; and Mr. Wright, 1 year.

         The estimated annual benefits shown above are subject to an offset for 50% of a participant's primary Social Security benefit. Benefits as shown above, minus the 50% offset for Social Security benefit, are available for participants whose pensions start after reaching age 65. Participants who have five or more years of service are eligible to receive pensions after reaching age 60 and participants who have ten or more years of service are eligible to receive pensions after reaching age 55, but payments are reduced 4.2% per year for each year that they start receiving benefits earlier than at age 65. Payments are further reduced for participants whose credited service began before age 40 and terminate employment with Nashua prior to reaching age 55.

         The Employee Retirement Income Security Act of l974 places limitations on pensions which may be paid under plans qualified under the Internal Revenue Code. Amounts exceeding such limitations may be paid outside of qualified plans. Nashua has a Supplemental Unfunded Excess Retirement Benefit Plan providing for such amounts for its employees including Messrs. Geiger, Ireland, Peterson, Junius and Wright.


EMPLOYMENT AGREEMENTS

         The Company has entered into employment agreements with Messrs. Clabburn, Geiger, Ireland, Junius and Wright in order to ensure their continued service to Nashua in the event of an attempt by a person or group of persons to gain control of Nashua. Such employment agreements provide that upon termination of employment under certain circumstances within three years of a "change in control" as defined in these agreements, the employee would receive severance pay equal to three times the sum of his annual salary and bonus for Messrs. Junius and Wright and one times the sum of his annual salary and bonus for Mr. Clabburn, Mr. Geiger and Mr. Ireland. In addition, if after one year following the "change in control" Messrs. Junius or Wright elect to terminate employment, he would receive the above described severance pay; Mr. Clabburn may make such an election immediately following the change in control and receive his severance pay. Additional payments are required with respect to Messrs. Junius and Wright in amounts such that after the payment of all taxes, the executive will be in the same after tax position as if no excise tax under Section 4999 of the Internal Revenue Code had been imposed. In addition, the agreements provide for the continuation for specified periods of certain other benefits.

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS The following table shows the number of shares and percentage of Nashua's common stock beneficially owned by all persons known to Nashua to be the beneficial owners of more than 5% of its common stock, as of March 15, l996:

                                                                     AMOUNT AND NATURE       PERCENT OF
                                                                     OF BENEFICIAL           COMMON STOCK
      NAME OF BENEFICIAL OWNER                                       OWNERSHIP               OUTSTANDING
      ------------------------                                       -------------           -----------

GAMCO Investors, Inc./Gabelli Funds, Inc./Gabelli                       633,400(b)                  9.6%
  Performance Partnership L.P./Gabelli International Limited/
  Gabelli International II Limited(a)
  One Corporate Center, Rye, NY 10580

GeoCapital Corporation(c)                                               454,700(d)                  6.9%
  767 Fifth Avenue, New York, NY  10153

Gouws Capital Management, Inc.(e)                                       396,065(f)                  6.0%
  511 Congress Street, Portland, ME  04101

The TCW Group, Inc./Robert Day(g)                                       393,800(h)                  6.0%
  865 South Figueroa Street
  Los Angeles, CA  90017

President and Fellows of Harvard College/Harvard                        357,900(j)                  5.4%
  Yenching Institute(i)
  600 Atlantic Avenue, Boston, MA 02210

- ---------------------

      (a)     Information is based on a joint Schedule 13D (Amendment No. 6) dated July 26, l995, furnished by such beneficial owners, which are affiliated with one another.

      (b)     GAMCO Investors, Inc. owns 310,400 shares, for which it has sole dispositive power.  It has sole voting power with respect to 260,000 of these shares.  Gabelli Funds, Inc. owns 292,000 shares for which it has sole dispositive power and sole voting power.  Gabelli Performance Partnership L.P. owns 15,000 shares for which it has sole dispositive power and sole voting power.  Gabelli International Limited owns 9,000 shares for which it has sole voting and sole dispositive power.  Gabelli International II Limited owns 7,000 shares for which it has sole voting and sole dispositive power.

      (c)     Information is based on Schedule 13G, dated February 15, 1996, furnished by such beneficial owner.

      (d)     Sole dispositive power.

      (e)     Information is based on Schedule 13G, dated February 13, 1996, furnished by such beneficial owner.

      (f)     Sole voting power as to 53,160 shares and sole dispositive power as to 396,065 shares.

      (g)     Information is based on Schedule 13G, dated February 12, 1996, furnished by such beneficial owner.

                                      -49-

      (h)     Sole voting and sole dispositive power.

      (i)     Information is based on Amendment No. 2 to Schedule 13G dated February 13, l996, furnished by such beneficial owners, which are affiliated with one another.

      (j)     President and Fellows of Harvard College owns 351,300 shares, for which it has sole voting and sole dispositive power. Harvard Yenching Institute owns 6,600 shares, for which it has sole voting and sole dispositive power.


SECURITY OWNERSHIP OF MANAGEMENT The following table shows the number of shares and percentage of Nashua's common stock deemed to be beneficially owned by each director, each executive officer named in the Summary Compensation Table above and by all directors and officers of Nashua as a group, as of March 15, l996:

                                             AMOUNT AND NATURE OF         PERCENT OF SHARES
NAME                                         BENEFICIAL OWNERSHIP (A)         OUTSTANDING

Joseph A. Baute..................................   5,640 (a)                     *
Sheldon A. Buckler ..............................   4,000 (a)                     *
Richard E. Carter................................  51,341 (a)                     *
Robin J. T. Clabburn ............................  28,814 (b)                     *
Thomas W. Eagar..................................   4,300 (a)                     *
Gerald G. Garbacz ............................... 127,500 (c)                     1.9
Robert A. Geiger ................................  15,923 (d)(k)                  *
Charles S. Hoppin................................   5,000 (a)                     *
John J. Ireland .................................   7,393 (e)(k)                  *
Daniel M. Junius ................................  41,065 (b)(f)(k)               *
John M. Kucharski................................   5,500 (a)                     *
Francis J. Lunger ...............................  23,000 (g)                     *
William E. Mitchell .............................     100                         *
James F. Orr III.................................   7,000 (a)                     *
David A. Peterson ...............................   5,897 (h)(k)                  *
Bruce T. Wright .................................  28,306 (b)(i)                  *
Directors and Officers as a group (20 persons)... 411,461 (j)(k)(l)               6.2

- ---------------------
                                                                          *    Less than 1%

     (a) Includes shares each non-employee Director has a right to acquire through the exercise of stock options prior to May 31, l996 - Mr. Baute, 2000 shares; Mr. Buckler, 1,000 shares; Mr. Carter, 3,000 shares; Mr. Eagar, 3,000 shares; Mr. Hoppin, 3,000 shares; Mr. Kucharski, 3,000 shares; and Mr. Orr, 3,000 shares.

     (b) Includes 25,000 shares of Restricted Stock, 8,333 shares of which will vest when the average closing price over a 30 trading day period of Nashua shares (the "average closing price") reaches $20.00; 8,333 shares of which will vest when the average closing price of Nashua shares reaches $25.00; and 8,334 shares of which will vest when the average closing price of Nashua shares reaches $30.00. However, any shares which have not vested by December 15, 2000 or his termination of employment will be forfeited.

     (c) Includes 120,000 shares of Restricted Stock, 40,000 shares of which will vest when the average closing price over a 30 trading day period of Nashua shares (the "average closing price") reaches $20.00; 40,000 shares of which will vest when the average closing price of Nashua shares reaches $25.00; and 40,000 shares of which will vest when the average closing price of Nashua shares reaches $30.00. However, any shares which have not vested by December 18, 2000 or his termination of employment will be forfeited.

     (d) Includes 15,350 shares Mr. Geiger has a right to acquire through the exercise of stock options prior to May 31, 1996.

     (e) Includes 6,750 shares Mr. Ireland has a right to acquire through the exercise of stock options prior to May 31, 1996.

                                      -50-

     (f) Includes 12,250 shares Mr. Junius has a right to acquire through the exercise of stock options prior to May 31, 1996.

     (g) Shares Mr. Lunger has a right to acquire through the exercise of stock options prior to May 10, 1996.

     (h) Includes 5,250 shares Mr. Peterson has a right to acquire through the exercise of stock options prior to May 31, 1996.

     (i) Includes 2,500 shares Mr. Wright has a right to acquire through the exercise of stock options prior to May 31, 1996.

     (j) Includes 94,284 shares which the directors and officers of Nashua have the right to acquire through exercises of stock options prior to May 31, l996.

     (k) Includes shares held in trust under the Employees' Savings Plan under which the participating employee has voting power as to the shares in his account. As of December 31, l995, 573 shares are held in trust for Mr. Geiger's account, 643 shares are held in trust for Mr. Ireland's account, 647 shares are held in trust for Mr. Peterson's account, 3,578 shares are held in trust for Mr. Junius' account, and 10,035 shares are held in trust for the accounts of all directors and officers as a group. No director other than Mr. Garbacz participates in the Plan.

     (l)   Includes 225,000 shares of Restricted Stock.


ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        In conjunction with Mr. Mitchell's relocation from California to New England, the Company granted to Mr. Mitchell an interest-free residential bridge loan in the amount of $500,000 pending the sale of Mr. Mitchell's California home. Mr. Mitchell has repaid the loan. The Company also guaranteed repayment of a home mortgage loan acquired by Mr. Mitchell in the sum of $1.1 million. The guaranty has expired.



                                     PART IV

ITEM 14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      The following documents are filed as part of this report:
         (1)  Consolidated Financial Statements

              Consolidated Statement of Operations and Retained Earnings for each of the three years in the period ended December 31, 1995 (See page 20)

              Consolidated Balance Sheet at December 31, 1995 and 1994 (See page 21)

              Consolidated Statement of Cash Flows for each of the three years in the period ended December 31, 1995 (See page 22).

              Notes to Consolidated Financial Statements (See pages 23 through
              40)

              Report of Independent Accountants (See page 41)

         (2)  Financial Statement Schedules:

              Report of Independent Accountants on Financial Statement Schedule (See page 56).

              For the three years ended December 31, 1995:

                   Schedule II - Valuation and Qualifying Accounts.

         The other schedule is omitted because it is not applicable or the required information is shown in the Consolidated Financial Statements or the Notes thereto.

         (3)               Exhibits:
                           ---------
         2.01        Purchase and Sale Agreement, by and among Nashua
                     Corporation and subsidiaries and Nexus Photo Limited and
                     subsidiaries. Exhibit to the Company's Form 8-K dated
                     January 13, 1995, and incorporated herein by reference.

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

         4.06        Term Sheet dated March 27, 1996 regarding amendments to
                     Note Agreement dated September 13, 1991.

         4.07        Allonge dated December 31, 1994 to the Note Agreement dated
                     September 13, 1991. Exhibit to the Company's Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.

         4.08 Credit Agreement dated as of January 5, 1995. Exhibit to the Company's Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.

         4.09        Term Sheet dated March 27, 1996 amending and restating the
                     Credit Agreement dated January 5, 1995.


         4.10        Rights Agreement dated as of August 22, 1986 between the
                     Company and The First National Bank of Boston. Exhibit to the Company's Form 8-K dated August 22, 1986, and incorporated herein by reference.

         4.11        Amendment No. 1 dated April 22, 1988 to the Rights
                     Agreement dated as of August 22, 1986 between the Company and The First National Bank of Boston. Exhibit to the
                     Company's Form 8-K dated May 3, 1988, and incorporated herein by reference.

         4.12 Amendment No. 2 dated May 17, 1989 to the Rights Agreement dated as of August 22, 1986 between the Company and the First National Bank of Boston. Exhibit to the Company's
                     Form 8-K dated May 17, 1989 and incorporated herein by reference.

         4.13        Amendment No. 3 dated October 27, 1989 to the Rights
                     Agreement dated as of August 22, 1986 between the Company and the First National Bank of Boston. Exhibit to the Company's Form 8-K dated October 31, 1989 and incorporated herein by reference.

         4.14        Amendment No. 4 dated March 22, 1993 to the Rights
                     Agreement dated as of August 22, 1986 between the Company and the First National Bank of Boston. Exhibit to the Company's Form 8-K dated March 22, 1993 and incorporated herein by reference.

         10.01 Management Incentive Compensation Program of the Company, as amended 1993. Exhibit to the Company's Form 10-K for the year ended December 31, 1992 and incorporated herein by reference.(1)

         10.02 1980 Stock Award Plan of the Company, as amended. Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1981, and incorporated herein by reference.(1)

         10.03       1987 Stock Option Plan of the Company. Exhibit to the
                     Company's Proxy Statement dated March 24, 1987, and incorporated herein by reference.(1)

         10.04 Amendments to Nashua Corporation 1987 Stock Option Plan effective as of April 28, 1989. Exhibit to the Company's
                     Form 10-Q for the quarterly period ended June 30, 1989, and incorporated herein by reference.(1)

         10.05       1993 Stock Option Plan of the Company. Exhibit to the
                     Company's Proxy Statement dated March 19, 1993, and incorporated herein by reference.(1)

         10.06       Employment Agreement dated December 18, 1995 between the
                     Company and Gerald G. Garbacz. Exhibit to the Company's
                     Annual Report on Form 10-K for the year ended December 31,
                     1995.(1)

         10.07       Employment Agreement dated April 28, 1989 between the
                     Company and Daniel M. Junius. Exhibit to the Company's
                     Annual Report on Form 10-K for the year ended December 31,
                     1995.(1)


                                      -53-

         10.08       Employment Agreement dated November 3, 1995 between the
                     Company and Robin J.T. Clabburn. Exhibit to the Company's
                     Annual Report on Form 10-K for the year ended December 31,
                     1995.(1)

         10.09       Employment Agreement dated February 24, 1995 between the
                     Company and Bruce T. Wright. Exhibit to the Company's
                     Annual Report on Form 10-K for the year ended December 31,
                     1995.(1)

         10.10       Employment Agreement dated September 22, 1995 between the
                     Company and Charles E. Turnbull. Exhibit to the Company's
                     Annual Report on Form 10-K for the year ended December 31,
                     1995.(1)

         10.11 Incentive Agreement dated July 5, 1989 between the Company and John R. Mapley. Exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.(1)

         10.12       Incentive Agreement dated March 21, 1996 between the
                     Company and David A. Peterson. Exhibit to the Company's
                     Annual Report on Form 10-K for the year ended December 31,
                     1995.(1)

         11.01       Statement regarding Computation of Earnings Per Share and
                     Common Equivalent Share.

         21.01       Subsidiaries of the Registrant.

         23.01       Consent of Independent Accountants.

         24.01       Powers of Attorney.

                     (1) Management contract or compensation plan identified pursuant to Item 14(a)(3).

(b)      Reports on Form 8-K:

         On November 28, 1995, the Company filed a report on Form 8-K regarding its non-compliance with certain financial covenants in its revolving credit facility and senior note agreement.

         On December 11, 1995, the Company filed a report on Form 8-K regarding its non-compliance with certain financial covenants in its revolving credit facility and senior note agreement.

         On December 13, 1995, the Company filed a report on Form 8-K regarding its intention to sell its Tape Products Division.

         On December 27, 1995, the Company filed a report on Form 8-K regarding the appointment of Gerald G. Garbacz as its President and Chief Executive Officer.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              NASHUA CORPORATION

Date: April 1, 1996           By  /s/ Daniel M. Junius
                                 ---------------------------------
                                  Daniel M. Junius
                                  Vice President-Finance,
                                  Chief Financial Officer and Treasurer

SIGNATURE                     TITLE                              DATE
- ---------                     -----                              ----
/s/ Gerald G. Garbacz         President and                      April 1, 1996
- ----------------------        Chief Executive Officer
 Gerald G. Garbacz

/s/ Daniel M. Junius          Vice President-Finance,            April 1, 1996
- ----------------------        Chief Financial Officer
 Daniel M. Junius             and Treasurer

/s/ Joseph R. Matson          Corporate Controller and           April 1, 1996
- ----------------------        Chief Accounting Officer
 Joseph R. Matson

 Sheldon A. Buckler*          Director
- ----------------------
 Sheldon A. Buckler

 Richard E. Carter*           Director
- ----------------------
 Richard E. Carter

 Thomas W. Eagar*             Director
- ----------------------
 Thomas W. Eagar

 John M. Kucharski*           Director
- ----------------------
 John M. Kucharski

 James F. Orr III*            Director
- ----------------------
 James F. Orr III

 *By /s/ Daniel M. Junius                                                           April 1, 1996
     ---------------------
     Daniel M. Junius
     Attorney-In-Fact

                      REPORT OF INDEPENDENT ACCOUNTANTS

                       ON FINANCIAL STATEMENT SCHEDULE


TO THE BOARD OF DIRECTORS OF
NASHUA CORPORATION

Our audits of the consolidated financial statements referred to in our report dated February 5, 1996, except as to the Subsequent Events note, which is as of March 27, 1996, appearing on page 41 of this Annual Report on Form 10-K also included an audit of the Financial Statement Schedules listed in Item 14(a) of this Form 10-K. In our opinion, the Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

Price Waterhouse LLP
Boston, Massachusetts
February 5, 1996, except as to the Subsequent Events note, which is as of March 27, 1996

                                                                     SCHEDULE II

                       NASHUA CORPORATION AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS

(In Thousands)

                                               Balance at
                                                Previous                                           Balance at
Description                                    End of Year     Additions         Deductions        End of Year
- -----------                                    -----------     ---------         ----------        -----------

DECEMBER 31, 1995:
Allowance for doubtful accounts                  $2,628        $1,717(a)        $(1,948)(b)(c)        $2,397
Valuation allowance on deferred tax asset          --           3,300(d)           --                  3,300

DECEMBER 31, 1994:

Allowance for doubtful accounts                   1,883         1,374(a)           (629)(b)            2,628

DECEMBER 31, 1993:

Allowance for doubtful accounts                   2,433           836(a)         (1,386)(b)            1,883

(a)  Charged to costs and expenses.
(b)  Accounts deemed uncollectible.
(c)  Includes decrease of $270 due to restatement of discontinued operations.
(d)  Charged to income tax expense.