Form 10-K405/A
period 1995-12-31
NASHUA CORP
filed 1996-04-24
CIK 69680

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                  FORM 10-K/A




                               Amendment No. 1 to
                                   Form 10-K


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

                       DOCUMENTS INCORPORATED BY REFERENCE

None

                                     PART I


Explanatory Note: This Amendment No. 1 amends only those items in the annual report on Form 10-K of Nashua Corporation filed with the Securities and Exchange Commission on April 1, 1996 set forth below.


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

         On March 21, 1996, Cerion Technologies filed a registration statement on Form S-1 with the Securities and Exchange Commission for a proposed initial public offering of 3,840,000 shares of common stock. Of the total, 1,615,000 shares are being offered by Cerion and 2,225,000 shares are being offered by Nashua as the selling stockholder. If the offering is completed as presently structured, it is estimated that the Company will continue to own 45 percent of Cerion's outstanding stock (37 percent if the underwriters of the offering exercise their over-allotment option in full). In that event, Nashua will account for its investment in Cerion under the equity method.

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

         On March 21, 1996, Cerion Technologies filed a registration statement on Form S-1 with the Securities and Exchange Commission for a proposed initial public offering of 3,840,000 shares of common stock. Of the total, 1,615,000 shares are being offered by Cerion and 2,225,000 shares are being offered by Nashua as the selling stockholder. If the offering is completed as presently structured, it is estimated that the Company will continue to own 45 percent of Cerion's outstanding stock (37 percent if the underwriters of the offering exercise their over-allotment option in full). In that event, Nashua will account for its investment in Cerion under the equity method. All or most of the proceeds anticipated to be generated from the sale of shares offered by Nashua will be used to repay a portion of the Company's debt.

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


EXECUTIVE OFFICERS OF NASHUA

         The information regarding the Executive Officers of Nashua is incorporated herein by reference to Item 10 under the heading "Executive Officers of the Registrant."

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

On March 21, 1996, Cerion Technologies filed a registration statement on Form S-1 with the Securities and Exchange Commission for a proposed initial public offering of 3,840,000 shares of common stock. Of the total, 1,615,000 shares are being offered by Cerion and 2,225,000 shares are being offered by Nashua as the selling stockholder. If the offering is completed as presently structured, it is estimated that the Company will continue to own 45 percent of Cerion's outstanding stock (37 percent if the underwriters of the offering exercise their over-allotment option in full). In that event, Nashua will account for its investment in Cerion under the equity method.

As of March 1, 1996, Cerion distributed a dividend to Nashua in the form of a Promissory Note (the "Note") payable to Nashua in the principal sum of $10 million. The Note bears interest at the rate of 7.32 percent per annum from March 1, 1996 to September 30, 1996. Thereafter, until February 28, 1998, when the full amount of the Note becomes due, interest will accrue at a rate equal to prime plus 2.5 percent per annum. If the Note is paid in full on or before May 31, 1996, the lesser of $.2 million or all interest accrued as of the date of payment will be forgiven. Thereafter, the amount of prepayment discount on the Note will decline each month through August 31, 1996. Any prepayment made by Cerion will be without penalty but, after August 31, 1996, will not have the benefit of any prepayment discount. Until such time as Cerion is no longer a wholly-owned subsidiary of Nashua Corporation, the intercompany note will be eliminated in the Company's consolidated financial statements.

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
                              =====        =====        =====        =====        =====        =====

SUBSEQUENT EVENTS


On March 21, 1996, Cerion Technologies filed a registration statement on Form S-1 with the Securities and Exchange Commission for a proposed initial public offering of 3,840,000 shares of common stock. Of the total, 1,615,000 shares are being offered by Cerion and 2,225,000 shares are being offered by Nashua as the selling stockholder. If the offering is completed as presently structured, it is estimated that the Company will continue to own 45 percent of Cerion's outstanding stock (37 percent if the underwriters of the offering exercise their over-allotment option in full). In that event, Nashua will account for its investment in Cerion under the equity method.

As of March 1, 1996, Cerion distributed a dividend to Nashua in the form of a Promissory Note (the "Note") payable to Nashua in the principal sum of $10 million. The Note bears interest at the rate of 7.32 percent per annum from March 1, 1996 to September 30, 1996. Thereafter, until February 28, 1998, when the full amount of the Note becomes due, interest will accrue at a rate equal to prime plus 2.5 percent per annum. If the Note is paid in full on or before May 31, 1996, the lesser of $.2 million or all interest accrued as of the date of payment will be forgiven. Thereafter, the amount of prepayment discount on the Note will decline each month through August 31, 1996. Any prepayment made by Cerion will be without penalty but, after August 31, 1996, will not have the benefit of any prepayment discount. Until such time as Cerion is no longer a wholly-owned subsidiary of Nashua Corporation, the intercompany note will be eliminated in the Company's consolidated financial statements.

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

         Mr. Junius has been Vice President-Finance, Chief Financial Officer and Treasurer since November 1995. He was Vice President-Finance and Treasurer from September 1995 to November 1995. From prior to 1991 through August 1995, he was Treasurer of Nashua.


         Mr. Clabburn has been Vice President and Chief Technical Officer since October 1995. He worked as a consultant for Nashua from March 1994 to October 1995. From 1990 to March 1994 he was Chief Executive Officer for several development stage companies at Cookson Group PLC, a manufacturer of specialty material, chemical and precious metals.

         Mr. Wright has been Vice President since October 1994. From 1993 to October 1994, he was Vice President of Barry Controls, a custom manufacturer of vibration and control systems. From 1990 to 1993 he was a Senior Group Personnel Manager at Digital Equipment Corporation.

         Mr. Turnbull has been Vice President since August 1995. From 1994 to July 1995, he was President of Polyken Technologies (a Division of Tyco International Ltd.), a manufacturer of tapes and industrial adhesives. He was a Vice President/General Manager of Avery Dennison Corporation's Marketing Films Division, a manufacturer of self-adhesive PVC films, from 1991 to 1993.

         Mr. Peterson has been Vice President since November 1995. He was General Manager of Cerion Technologies (Precision Technologies) from April 1992 to January 1996. From 1990 to April 1992 he held various operating positions within the former Nashua Computer Products Division.


         Executive officers are generally elected to their offices each year by the Board of Directors shortly after the Annual Meeting of Shareholders.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934 and Rule 12b-15 of the rules promulgated thereunder, the registrant has duly caused this amendment to the Company's annual report on Form 10-K originally filed with the Securities and Exchange Commission on April 1, 1996 to be signed on its behalf by the undersigned, thereunto duly authorized.

                              NASHUA CORPORATION

Date: April 23, 1996          By  /s/ Daniel M. Junius
                                 ---------------------------------
                                  Daniel M. Junius
                                  Vice President-Finance,
                                  Chief Financial Officer and Treasurer