Form 10-Q
period 1996-03-29
NASHUA CORP
filed 1996-05-13
CIK 69680

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)


(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
For the quarterly period ended          March 29, 1996
                              --------------------------------------------------
                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1984
For the transition period from                    to
                              --------------------  ----------------------------

Commission file number   1-5492-1
                         --------


                               NASHUA CORPORATION
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           DELAWARE                                    02-0170100
- ------------------------------           ---------------------------------------
  (State of incorporation)               (I.R.S. Employer Identification Number)

       44 Franklin Street
       P.O. Box 2002
      Nashua, New Hampshire                            03061-2002
- ------------------------------           ---------------------------------------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code   (603) 880-2323
                                                   -------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

           Yes   X             No
              ------             ------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


             Class                Outstanding at May 1, 1996
- ------------------------------    ----------------------------------------------
Common Stock, par value $1.00     6,598,990 shares (excluding 23,630 shares held
                                  in treasury)

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
- -----------------------------

                                NASHUA CORPORATION AND SUBSIDIARIES
                                -----------------------------------
                               CONDENSED CONSOLIDATED BALANCE SHEETS
                               -------------------------------------
(In thousands)
                                                         March 29, 1996               December 31,
ASSETS:                                                   (Unaudited)                     1995
- -------                                                  --------------               ------------
Cash and cash equivalents                                      $ 11,064                  $  8,390
Accounts receivable                                              30,990                    29,579
Inventories
  Materials and supplies                                          6,300                    10,318
  Work in process                                                 2,684                     2,835
  Finished goods                                                  6,953                     8,870
                                                               --------                  --------
                                                                 15,937                    22,023
Other current assets                                             31,370                    31,785
Net current assets of discontinued operations                     7,020                     7,415
                                                               --------                  --------
  Total current assets                                           96,381                    99,192
                                                               --------                  --------
Plant and equipment                                             128,271                   127,658
Accumulated depreciation                                        (60,133)                  (57,601)
                                                               --------                  --------
                                                                 68,138                    70,057
Intangible assets                                                44,616                    45,705
Accumulated amortization                                         (9,183)                   (8,814)
                                                               --------                  --------
                                                                 35,433                    36,891
Other assets                                                     17,271                    18,590
Net non-current assets of discontinued operations                 5,227                     6,642
                                                               --------                  --------
  Total assets                                                 $222,450                  $231,372
                                                               ========                  ========


LIABILITIES AND SHAREHOLDERS' EQUITY:
- -------------------------------------
Current maturities of long-term debt                           $  8,375                  $    500
Accounts payable                                                 25,676                    26,858
Accrued expenses                                                 31,877                    33,385
Income taxes payable                                              4,588                     6,662
                                                               --------                  --------
  Total current liabilities                                      70,516                    67,405
Long-term debt                                                   60,475                    68,350
Other long-term liabilities                                      19,352                    20,742
Common stock and additional capital                              18,681                    18,681
Retained earnings                                                59,529                    61,563
Cumulative translation adjustment                                (5,352)                   (4,618)
Treasury stock, at cost                                            (751)                     (751)

Commitments and contingencies
                                                               --------                  --------

  Total liabilities and shareholders' equity                   $222,450                  $231,372
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

                            NASHUA CORPORATION AND SUBSIDIARIES
                            -----------------------------------
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
           ---------------------------------------------------------------------
                                        (UNAUDITED)
                                        -----------




(In thousands, except per share data)                            Three Months Ended
                                                           -------------------------------
                                                           March 29,             March 31,
                                                           1996                  1995
                                                           ---------             ---------
Net sales                                                  $101,497              $109,570
Cost of products sold                                        75,297                82,725
Research, selling, distribution and
  administrative expenses                                    28,764                25,464
Interest expense                                              1,539                 1,451
Interest income                                                (122)                 (221)
                                                           --------              --------

Income (loss) from continuing operations
  before income taxes                                        (3,981)                  151
Income taxes (benefit)                                       (1,741)                   60
                                                           --------              --------

Income (loss) from continuing operations                     (2,240)                   91

Income (loss) from discontinued operations                      206                   (21)
                                                           --------              --------

Net income (loss)                                            (2,034)                   70
Retained earnings, beginning of period                       61,563                79,744
Dividends                                                         -                (1,152)
                                                           --------              --------

Retained earnings, end of period                           $ 59,529              $ 78,662
                                                           ========              ========

Earnings (loss) per common and common equivalent share:
    Income (loss) from continuing operations               $   (.35)             $    .01
    Income from discontinued operations                         .03                     -
                                                           --------              --------
Net income (loss)                                          $   (.32)             $    .01
                                                           ========              ========
Dividends per common share                                 $      -              $    .18
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

                               NASHUA CORPORATION AND SUBSIDIARIES
                               -----------------------------------
                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                         -----------------------------------------------
                                           (UNAUDITED)
                                           -----------

(In thousands)
                                                                           Three Months Ended
                                                                      --------------------------
                                                                      March 29,        March 31,
                                                                        1996              1995
                                                                      ---------        ---------
Cash flows from operating activities of continuing operations:
  Net income (loss)                                                    $(2,034)        $     70
  Adjustments to reconcile net income (loss) to cash
    provided by (used in) continuing operating activities:
      Depreciation and amortization                                      4,283            3,957
      (Income) loss from discontinued operations                          (206)              21
      Net change in working capital and other assets                     1,667            1,088
                                                                       -------         --------

Cash provided by continuing operating activities                         3,710            5,136
                                                                       -------         --------

Cash flows from investing activities of continuing operations:
  Investment in plant and equipment                                     (2,263)          (3,281)
  Acquisition of business                                                   -           (25,739)
                                                                       -------         --------
  Cash used in investing activities of continuing operations            (2,263)         (29,020)
                                                                       -------         --------

Cash flows from financing activities of continuing operations:
  Proceeds from borrowings                                                   -           32,200
  Repayment of borrowings                                                    -           (1,356)
  Dividends paid                                                             -           (1,152)
  Proceeds and tax benefits from shares
    issued under stock option plans                                          -               14
  Purchase and reissuance of treasury stock                                  -               26
                                                                       -------         --------
  Cash provided by financing activities of continuing operations             -           29,732
                                                                       -------         --------

Cash provided by (applied to) activities of discontinued operations      1,257           (8,530)

Effect of exchange rate changes on cash                                    (30)              88
                                                                       -------         --------

Increase (Decrease) in cash and cash equivalents                         2,674           (2,594)
Cash and cash equivalents at beginning of period                         8,390           10,219
                                                                       -------         --------
Cash and cash equivalents at end of period                             $11,064         $  7,625
                                                                       =======         ========

Interest paid                                                          $ 1,269         $  3,680
                                                                       =======         ========
Income taxes paid                                                      $    37         $  6,053
                                                                       =======         ========



   The accompanying notes are an integral part of the condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------



Indebtedness
- ------------

On March 27, 1996, the Company reached agreement with its lenders on the terms of amendments to existing lending agreements which will supersede the terms and conditions of the $75 million revolving credit facility and the Company's senior note agreement. Under the provisions agreed to with the lenders, the revolving credit facility will be replaced with a bank facility (the "Bank Facility"). Advances under the Bank Facility will be made pursuant to both a term loan arrangement and a revolving credit facility with an initial aggregate credit availability of up to $66 million. Interest on amounts outstanding under both the term loan and revolving credit portion of the agreement will be payable at the Agent Bank's Prime Rate plus .5 percent. The revised senior note will be at a rate of 11.85 percent per annum.

The total balance outstanding under the old revolving credit facility on the Bank Facility's closing date (April 5, 1996) was $53 million with $48 million designated as outstanding under the term loan portion of the Bank Facility and $5 million designated as outstanding under the revolving credit portion of the Bank Facility.

The revolving credit portion of the Bank Facility will provide for initial credit availability equal to the lesser of $18 million or the sum of defined percentages of eligible accounts receivable and inventory. The Bank Facility will also provide for up to $5 million of the revolving credit portion of the facility to be available for the issuance of letters of credit. The revolving credit portion of the Bank Facility will expire on December 31, 1997.

The terms of the Bank Facility and revised senior note will require certain mandatory prepayments and, with respect to the Bank Facility, contain provisions for certain facility commitment reductions, tied to the sale or issuance by the Company of equity securities or the sale or disposition of assets. According to the provisions of the term loan portion of the Bank Facility and the revised senior note, one-half of the amounts outstanding on October 1, 1996, will become due and payable in four equal quarterly installments commencing in January 1997. All remaining amounts outstanding will be due on December 31, 1997. Prepayments also will be required beginning in January 1997, based on Excess Cash Flows, as defined in the agreements.

All or most of the proceeds to be generated from the sale of the Company's Tape Products Division and the sale by the Company of certain equity shares in Cerion Technologies will be used to prepay a portion of the Company's debt.

As a result of the amendments, portions of the Bank Facility and revised senior note were reclassified as current liabilities as of March 29, 1996. The components of the current maturities of long-term debt and long-term debt as of March 29, 1996 are as follows:

                                                Current
                                             Maturities of         Long-term
                                             Long-term Debt           Debt
                                             --------------        ---------
($000's)
Bank Facility - term portion                    $6,000              $42,000
Bank Facility - revolving credit portion             -                5,000
Revised senior note                              1,875               13,125
Other                                              500                  350
                                                ------              -------
Total                                           $8,375              $60,475
                                                ======              =======

Earnings Per Common and Common Equivalent Share
- -----------------------------------------------

Earnings per common and common equivalent share is computed based on the total of the weighted average number of common shares and, as applicable, the weighted average number of common equivalent shares outstanding during the period.

                                                    Three Months Ended
                                                --------------------------
                                                March 29,        March 31,
                                                   1996             1995
                                                ---------        ---------
Common shares outstanding                       6,558,947        6,372,953
Common share equivalents                            7,862              434

The increase in the common shares outstanding represents the restricted stock issued under the 1993 Stock Incentive Plan.

Stock Options
- -------------

At March 29, 1996, options for 510,884 shares of common stock were outstanding. Stock options for an additional 106,710 shares may be awarded under the Company's 1987 Stock Option Plan and stock options for an additional 18,000 shares may be awarded under the Company's 1993 Stock Incentive Plan.

Dispositions
- ------------

On April 17, 1996, the Company signed an agreement to sell its Tape Products Division. Additionally, on March 21, 1996, the Company announced that its subsidiary, Cerion Technologies Inc. had filed a registration statement with the Securities and Exchange Commission for a proposed initial public offering of 3,840,000 shares of common stock. Of the total, 1,615,000 shares are being offered by Cerion and 2,225,000 shares are being offered by Nashua as the selling stockholder. The Bank Facility and revised senior note agreements require that the proceeds to Nashua from these transactions be used to repay the outstanding amounts under these debt agreements.


Other
- -----

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K as amended for the year ended December 31, 1995.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments and the classification of the Tape Products Division as a discontinued operation) necessary to present fairly the financial position as of March 29, 1996, the results of operations for the three month periods ended March 29, 1996 and March 31, 1995, and cash flows for the three month periods ended March 29, 1996 and March 31, 1995.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         -------------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------

Net sales of $101.5 million for the first quarter of 1996 were down 7.4 percent from the same period in 1995 (restated to reflect the classification of the Tape Products Division as a discontinued operation). The sales decrease was caused by lower revenues in the Commercial Products Group, partially offset by a sales increase in Cerion Technologies. The Company recorded a net loss from continuing operations of $2.2 million compared with net income of $91,000 in the first quarter of 1995.

The Commercial Products Group's first quarter sales decreased 23 percent to $52.7 million compared to the first quarter of 1995. The decrease was primarily in the Imaging Supplies and Specialty Coated divisions. The Imaging Supplies Division's sales decreased due to lower toner and paper volumes. The toner volume decrease was caused primarily by lower order rates from large distributors. The decrease in paper sales was the result of lower volumes caused by an increase in the supply of paper in the marketplace. Specialty Coated sales decreased across all product lines due to lower volumes which were attributed to increased competition, lack of marketplace presence caused by the Commercial Products Group's reorganizations and declining demand for certain product lines. The Commercial Products Group's operating profit decreased from $1.1 million for the first quarter of 1995 to an operating loss of $2.7 million primarily due to the lower volumes.

The Photofinishing Group's sales for the first quarter of 1996 increased 1.7 percent to $37 million compared to the 1995 first quarter sales of $36.4 million. The increase was due to the inclusion of the European and Ireland operations for the full quarter, while 1995 sales are from the purchase date of January 13, 1995, and higher prices in the U.S. operation. The U.S. operation's higher average sales price was partially offset by lower volumes. The increased sales in Europe, Ireland and the U.S. were offset by lower sales in the U.K. and Canadian operations due to lower volumes. The Photofinishing Group recorded an operating loss of $1.1 million for the first quarter of 1996 versus an operating profit of $.7 million for the same period in 1995. The operating loss was primarily due to lower volumes in the U.K. operation and increased marketing expenses in the U.S. and European operations. The increase in the U.S. marketing expenses was due to increased use of prepaid postage and envelope and media costs. The European marketing expenses increased due to higher deferred marketing expense amortization resulting from an increased level of promotional activites during December 1995 versus December 1994.

Cerion Technologies recorded net sales of $11.8 million for the first quarter of 1996 versus $4.9 million for the same period in 1995. The increased sales were principally the result of higher disk volumes due to market demands and increased capacity at Cerion. Cerion's operating income for the first quarter of 1996 was $3.2 million versus $.6 million for the same period of 1995.

Research, Selling, Distribution and Administrative expenses for the first quarter of 1996 increased 13 percent or $3.3 million versus the same period of 1995. Administrative expenses increased $1.4 million with Selling and Distribution expenses accounting for the remainder of the increase. The administrative expenses increase was primarily the result of increased spending by Cerion Technologies in anticipation of becoming a stand-alone entity, non-recurring legal, professional and environmental expenses recorded in the first quarter of 1996, and an increase in the performance incentives. Selling and Distribution expenses increased $1.9 million due to the previously discussed increase in the Photofinishing Group's U.S. and European marketing expenses. Research expense for the first quarter 1996 was unchanged when compared to the first quarter of 1995.

Restructuring and other unusual charges of $16.2 million recorded in the third and fourth quarters of 1995 related to the Commercial Products Group's business unit and functional realignments, product and channel rationalizations, inventory write-downs related to the remanufactured cartridge operation, cost reduction initiatives and changes in the Company's executive management during the year, including severance and other personnel-related costs. Details of the charges related to continuing operations and the activity recorded during the first quarter of 1996 are as follows:


                                      Balance         Current        Current       Balance
                                      Dec. 31,         Period         Period       Mar. 29,
(In thousands)                          1995         Provision       Charges         1996
                                      --------       ---------       -------       --------
Provisions for severance related
  to workforce reductions               $2,600        $      -         $550         $2,050
Provisions related to other
  personnel costs                          150               -           25            125
Other                                    2,050               -          200          1,850
                                        ------        --------         ----         ------
Total                                   $4,800        $      -         $775         $4,025
                                        ======        ========         ====         ======

The provision for workforce reductions recorded in 1995 included amounts for salary and benefit continuation for approximately 110 employees as part of the Commercial Products reorganization and product rationalization. At March 29, 1996, approximately 70 employee terminations provided for had occurred, with the remaining separations scheduled to be completed in 1996. All charges are principally cash in nature and are expected to be funded from operations. Management anticipates that all actions will be completed by the end of 1996 and estimates annualized savings in personnel and operating costs of approximately $5 million.

The estimated annual effective income tax benefit of 43.7 percent for the first quarter of 1996 is higher than the U.S. statutory rate primarily due to the unfavorable impact of non-deductible goodwill and state income taxes.

Working capital decreased $5.9 million from December 31, 1995 primarily due to $7.9 million of long-term debt which became current in the first quarter of 1996 and was reclassified to the current liabilities section of the balance sheet. During the quarter, inventories were reduced by $6.1 million as the result of management control initiative implemented during the quarter. The decrease in working capital caused by the inventory decrease was partially offset by a $2.7 million increase in cash and a $2.7 million decrease in accounts payable and accrued liabilities.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
- --------------------------

Reference is made to the Company's patent litigation with Ricoh Company, Ltd. and Ricoh Corporation ("Ricoh") reported in the Company's Annual Report on Form 10-K as amended for the year ended December 31, 1995. The case was tried in the United States District Court, District of New Hampshire, from April 23, 1996 through May 3, 1996. Trial briefs are due on June 3, 1996 and each party may request oral argument. Ricoh is seeking injunctive relief and damages. The Company believes it has substantial defenses but it cannot predict the outcome. Ricoh alleged that its damages, if Ricoh were successful on the merits, would be approximately $10 million as of the date of the trial, and Nashua alleged that even if Ricoh were to prevail, such damages should be in the range of $120,000 to $400,000. Ricoh also is seeking treble damages and attorneys' fees for wilful infringement, but the Company believes an award for such damages is unlikely.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
- -----------------------------------------

(a) Exhibits

    4.06 Amended and Restated Note Agreement dated April 5, 1996. Exhibit to the Company's Form 10-Q for the quarterly period ended March 29, 1996.

    4.09 Amended and Restated Credit Agreement dated April 5, 1996. Exhibit to the Company's Form 10-Q for the quarterly period ended March 29, 1996.

(b) Reports on Form 8-K

    On April 18, 1996, the Company filed a report on Form 8-K regarding the sale of the Tape Products Division.

                                   SIGNATURES
                                   ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     NASHUA CORPORATION
                              ------------------------------------
                                        (Registrant)

Date:  May 13, 1996           By: /s/Daniel M. Junius
       -----------------      ------------------------------------
                                  Daniel M. Junius
                                  Vice President-Finance,
                                  Chief Financial Officer and Treasurer
                              (principal financial and duly authorized officer)