Form 10-Q
period 1996-06-28
NASHUA CORP
filed 1996-08-08
CIK 69680

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

(Mark One)


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended           June 28, 1996
                               ------------------------------------------------

                                       OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1984
For the transition period from ______________________ to ______________________


Commission file number   1-5492-1
                         --------


                               NASHUA CORPORATION
- --------------------------------------------------------------------------------

             (Exact name of registrant as specified in its charter)


             DELAWARE                                 02-0170100
- ----------------------------------      ---------------------------------------
     (State of incorporation)           (I.R.S. Employer Identification Number)

         44 Franklin Street
           P.O. Box 2002
       Nashua, New Hampshire                                03061-2002
- ----------------------------------------           ----------------------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code        (603) 880-2323
                                                   ----------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes  X     No
                        ---       ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


             Class                    Outstanding at July 31, 1996
- ------------------------------        -----------------------------------------
Common Stock, par value $1.00         6,628,360 shares (excluding 23,895 shares
                                      held in treasury)

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
- -----------------------------


                           NASHUA CORPORATION AND SUBSIDIARIES
                           -----------------------------------
                          CONDENSED CONSOLIDATED BALANCE SHEETS
                          -------------------------------------
(In thousands)

                                                          June 28, 1996        December 31,
ASSETS:                                                    (Unaudited)            1995
- -------                                                   -------------        -----------
Cash and cash equivalents                                   $ 22,978            $  8,390
Accounts receivable                                           25,231              29,579
Inventories
  Materials and supplies                                       5,786              10,318
  Work in process                                              2,037               2,835
  Finished goods                                               6,090               8,870
                                                            --------            --------
                                                              13,913              22,023
Other current assets                                          22,472              31,785
Net current assets of discontinued operations                      -               7,415
                                                            --------            --------
  Total current assets                                        84,594              99,192
                                                            --------            --------
Plant and equipment                                          122,767             127,658
Accumulated depreciation                                     (61,344)            (57,601)
                                                            --------            --------
                                                              61,423              70,057
Intangible assets                                             37,513              45,705
Accumulated amortization                                      (9,678)             (8,814)
                                                            --------            --------
                                                              27,835              36,891
Other assets                                                  23,290              18,590
Net non-current assets of discontinued operations                  -               6,642
                                                            --------            --------
  Total assets                                              $197,142            $231,372
                                                            ========            ========

LIABILITIES AND SHAREHOLDERS' EQUITY:
- -------------------------------------
Current maturities of long-term debt                        $  2,004            $    500
Accounts payable                                              28,339              26,858
Accrued expenses                                              30,979              33,385
Income taxes payable                                          12,616               6,662
                                                            --------            --------
  Total current liabilities                                   73,938              67,405
Long-term debt                                                 4,739              68,350
Other long-term liabilities                                   20,099              20,742
Common stock and additional capital                           18,693              18,681
Retained earnings                                             85,682              61,563
Cumulative translation adjustment                             (5,254)             (4,618)
Treasury stock, at cost                                         (755)               (751)


Commitments and contingencies
                                                            --------            --------
  Total liabilities and shareholders' equity                $197,142            $231,372
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
                                                  -----------

(In thousands, except per share data)
                                                                      For three months ended        For six months ended
                                                                    -------------------------      ----------------------
                                                                     June 28,        June 30,       June 28,     June 30,
                                                                      1996            1995           1996          1995
                                                                    ---------       ---------      ---------     --------

Net sales                                                           $103,601        $122,173       $205,098      $231,743
Cost of products sold                                                 72,964          88,909        148,261       171,634
Research, selling, distribution and
 administrative expenses                                              29,992          29,426         58,756        54,890
Unusual charge                                                         7,000               -          7,000             -
Equity in net income of Cerion Technologies                             (385)              -           (385)            -
Gain on disposition of Cerion Technologies stock                     (31,962)              -        (31,962)            -
Gain on Cerion Technologies public stock offering                     (7,353)              -         (7,353)            -
Interest expense                                                         970           1,453          2,509         2,904
Interest income                                                         (109)           (175)          (231)         (396)
                                                                    --------        --------       --------      --------

Income from continuing operations before income taxes                 32,484           2,560         28,503         2,711
Income taxes                                                          13,826           1,064         12,085         1,124
                                                                    --------        --------       --------      --------

Income from continuing operations                                     18,658           1,496         16,418         1,587
Income from discontinued operation, net of taxes                         318             367            524           346
Gain on disposal of discontinued operation, net of taxes               8,434               -          8,434             -
                                                                    --------        --------       --------      --------
Income before extraordinary loss                                      27,410           1,863         25,376         1,933
Extraordinary loss on extinguishment of debt, net of tax benefit      (1,257)              -         (1,257)            -
                                                                    --------        --------       --------      --------

Net income                                                            26,153           1,863         24,119         1,933
Retained earnings, beginning of period                                59,529          78,662         61,563        79,744
Dividends                                                                  -          (1,151)             -        (2,303)
                                                                    --------        --------       --------      --------

Retained earnings, end of period                                    $ 85,682        $ 79,374       $ 85,682      $ 79,374
                                                                    ========        ========       ========      ========

Earnings per common and common equivalent share:
 Income from continuing operations                                  $   2.91        $    .23       $   2.57      $    .25
                                                                    --------        --------       --------      --------
 Income from discontinued operation:
  Income from discontinued operation                                     .05             .06            .08           .05
  Gain on disposal of discontinued operation                            1.32               -           1.32             -
                                                                    --------        --------       --------      --------
                                                                        1.37             .06           1.40           .05
                                                                    --------        --------       --------      --------
Income before extraordinary loss                                        4.28             .29           3.97           .30
Extraordinary loss on extinguishment of debt                            (.20)              -           (.20)            -
                                                                    --------        --------       --------      --------

Net income                                                          $   4.08        $    .29       $   3.77      $    .30
                                                                    ========        ========       ========      ========
Dividends per common share                                          $      -        $    .18       $      -      $    .36
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


                                  NASHUA CORPORATION AND SUBSIDIARIES
                                  -----------------------------------
                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            -----------------------------------------------
                                            (UNAUDITED)
                                            -----------

(In thousands)
                                                                                       Six Months Ended
                                                                                    -----------------------
                                                                                    June 28,       June 30,
                                                                                      1996           1995
                                                                                    --------       --------
Cash flows from operating activities of continuing operations:
  Net income                                                                        $ 24,119       $  1,933
  Adjustments to reconcile net income to cash
    provided by (used in) continuing operating activities:
      Depreciation and amortization                                                    9,130          8,241
      Income from discontinued operations                                               (524)          (346)
      Extraordinary loss on extinguishment of debt                                     1,257              -
      Gain on disposal of discontinued operations                                     (8,434)             -
      Equity in net income of Cerion Technologies                                       (222)             -
      Gain on disposition of Cerion Technologies stock                               (18,410)             -
      Gain on Cerion Technologies public stock offering                               (4,235)             -
      Unusual charge                                                                   4,032              -
      Net change in working capital and other assets                                   4,875          1,367
                                                                                    --------       --------

Cash provided by continuing operating activities                                      11,588         11,195
                                                                                    --------       --------

Cash flows from investing activities of continuing operations:
  Investment in plant and equipment                                                   (6,723)        (5,930)
  Acquisition of business                                                                  -        (25,861)
  Proceeds from repayment of Cerion Technologies note                                 11,142              -
  Proceeds from sale of Cerion Technologies stock, net                                33,080              -
                                                                                    --------       --------
  Cash used in investing activities of continuing operations                          37,499        (31,791)
                                                                                    --------       --------

Cash flows from financing activities of continuing operations:
  Proceeds from borrowings                                                               877         32,800
  Repayment of borrowings                                                            (62,984)        (6,266)
  Dividends paid                                                                           -         (2,294)
  Proceeds and tax benefits from shares
    issued under stock option plans                                                       12              5
  Purchase and reissuance of treasury stock                                               (4)            36
  Extinguishment of debt                                                                (952)             -
                                                                                    --------       --------
  Cash provided by (applied to)financing activities of continuing operations         (63,051)        24,281
                                                                                    --------       --------

Proceeds from the sale of discontinued operation                                      28,000              -
Cash provided by (applied to) activities of discontinued operations                      554         (3,492)

Effect of exchange rate changes on cash                                                   (2)            80
                                                                                    --------       --------

Increase in cash and cash equivalents                                                 14,588            273
Cash and cash equivalents at beginning of period                                       8,390         10,219
                                                                                    --------       --------
Cash and cash equivalents at end of period                                          $ 22,978       $ 10,492
                                                                                    ========       ========

Interest paid                                                                       $  2,405       $  4,517
                                                                                    ========       ========
Income taxes paid                                                                   $     85       $  6,551
                                                                                    ========       ========


   The accompanying notes are an integral part of the condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------


Indebtedness
- ------------

According to the provisions of the Company's debt agreements, a portion of the proceeds from the Tape Products Division sale, the Cerion Technologies Inc. (Cerion) stock sale and the notes receivable from Cerion were to be used to repay a portion of the Company's debt. As a result, during the second quarter, the Company repaid $63 million of debt. The revised senior notes require prepayment penalties if any debt is prepaid before the scheduled repayment dates. Therefore, the Company incurred a $.9 million prepayment penalty during the second quarter. The prepayment penalty, along with other expenses related to the debt extinguishment, were charged to operations as an extraordinary loss item during the second quarter. The prepayment penalty is scheduled to be paid on December 31, 1997 and bears interest at a rate of 11.85 percent.


Earnings Per Common and Common Equivalent Share
- -----------------------------------------------


Earnings per common and common equivalent share is computed based on the total of the weighted average number of common shares and, as applicable, the weighted average number of common equivalent shares outstanding during the period.

                                Three Months Ended           Six Months Ended
                             ------------------------     ----------------------
                              June 28,       June 30,      June 28,     June 30,
                                1996           1995          1996         1995
                             ---------      ---------     ---------    ---------
Common shares outstanding    6,606,218      6,373,815     6,605,528    6,373,631
Common share equivalents        35,997              4        22,223          250

The increase in the common shares outstanding represents the restricted stock issued under the 1993 and 1996 Stock Incentive Plans.


Stock Options
- -------------

At June 28, 1996, options for 515,074 shares of common stock were outstanding. Stock options for an additional 605,815 shares may be awarded under the Company's 1996 Stock Incentive Plan.


Unusual Charge
- --------------

In the second quarter the Company recorded a $7 million pretax charge associated with the writedown of goodwill in its Mainland European photofinishing operation which was acquired in 1995. Increased competition in the market since the acquisition has resulted in performance below original expectations, necessitating a reduction in the carrying value of the business. The Company is currently evaluating alternatives to enhance performance of the operation which could result in additional charges of up to $3 million in the second half of 1996.


Dispositions
- ------------

On May 20, 1996 the Company completed the sale of its Tape Products Division. The Company received $28 million for the net assets of the business resulting in an aftertax gain of $8.4 million.

On May 24, 1996, the Company and Cerion completed the initial public offering of common stock of Cerion at a price of $13.00 per share. A total of 4,416,000 shares were sold, of which 1,615,000 were sold by Cerion and 2,801,000 were sold by the Company. The Company received net proceeds of $33.9 million and recorded a $32 million pretax gain on its sale of Cerion shares and a $7.3 million pretax gain from the Company's interest in the shares sold by Cerion. As a result of the sale, the Company's ownership of Cerion was reduced to 37.1 percent, and accordingly, the Company now uses the equity method of accounting for its investment in Cerion common stock.


Other
- -----

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 1995.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments and the classification of the Tape Products Division as a discontinued operation) necessary to present fairly the financial position of the Company as of June 28, 1996, the results of operations for the three and six month periods ended June 28, 1996 and June 30, 1995, and cash flows for the six month periods ended June 28, 1996 and June 30, 1995.



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         -------------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------


Net sales of $103.6 million for the second quarter of 1996 and $205.1 million for the first six months of 1996 were down 15.2 percent and 11.5 percent, respectively from the same periods in 1995. The sales decreases were caused by lower revenues in the Commercial Products and Photofinishing Groups, partially offset by sales increases in Cerion. The Company recorded income from continuing operations in the second quarter of 1996 of $18.7 million compared with $1.5 million in the second quarter of 1995 and $16.4 million for the first six months of 1996 compared to $1.6 million for the same period in 1995. The second quarter and first six months of 1996 income from continuing operations included a $32 million pretax gain on the disposition of the Company's stock in Cerion, which was completed in May, a $7.3 million pretax gain from the interest in the shares sold by Cerion and a $7 million pretax charge in the Company's Mainland European photofinishing operation. The Company also recorded an $8.4 million aftertax gain in the second quarter on the sale of its Tape Products Division which was reported as a discontinued operation, and an extraordinary aftertax charge of $1.3 million associated with extinguishment of debt.

The Commercial Products Group's second quarter sales decreased 22.5 percent to $53.1 million compared to the second quarter of 1995 and decreased 22.7 percent to $105.8 million for the first six months of 1996 compared to the same period in 1995. The decreases were primarily in the Imaging Supplies and Specialty Coated divisions. The Imaging Supplies Division's sales decreased due to lower toner and copier paper volumes. The toner volume decrease was caused primarily by lower order rates from larger distributors. The decrease in paper sales was the result of an increase in the supply of paper in the marketplace. The Specialty Coated sales decreases were across several product lines due to lower volumes which were attributed to increased competition and declining demand for certain product lines. The Commercial Products Group's operating profit decreased from $1.4 million for the second quarter of 1995 to an operating loss of $.1 million for the second quarter of 1996 and decreased from an operating profit of $2.5 million for the first six months of 1995 to an operating loss of $2.8 million for the first six months of 1996, primarily due to the lower volumes.

The Photofinishing Group's sales for the second quarter of 1996 decreased 10.4 percent to $43 million compared to the 1995 second quarter sales of $48 million. Sales for the first six months of 1996 were $80 million, down 5.2 percent compared to the same period in 1995. The sales for the first six months of 1995 do not include a full six months of sales for the Northern Ireland and Mainland European operations, as they were acquired by the Company on January 13, 1995. The sales decreases were due primarily to lower volumes in the UK, Mainland European and US operations partially offset by an increase in the US operation's average selling price. The Photofinishing Group recorded an operating loss of $6.4 million for the second quarter of 1996 versus an operating profit of $2.7 million for the second quarter of 1995 and a $7.5 million operating loss for the first six months of 1996, compared to an operating profit of $3.4 million for the same period in 1995. The 1996 operating loss includes a $7 million charge for the writedown of goodwill in the Mainland European operation. Excluding the goodwill writedown, the Photofinishing Group's 1996 second quarter and first six months operating income declined $2.1 million and $3.9 million, respectively, from the same periods in 1995. The declines were due primarily to the lower volumes in the UK and Mainland European operations. The US operation's increase in average selling price was offset by an increase in expenses related to the increased use of business reply mail for customer orders.

As previously discussed, the Company's interest in Cerion was reduced from 100 percent to 37.1 percent as a result of the sale of Cerion shares to the public on May 24, 1996. Accordingly, the Company no longer consolidates the results of Cerion and has accounted for its equity interest since that date. The Company recorded gains of $32 million on its disposition of Cerion stock and $7.3 million from its interest in the shares sold by Cerion in the second quarter of 1996.

Net sales recorded by the Company in the second quarter of 1996 (through May 23, 1996) related to Cerion were $7.5 million versus $5.7 million for the second quarter of 1995. Net sales recorded by the Company in the six months ended June 28, 1996 (through May 23, 1996) related to Cerion were $19.3 million compared to $10.5 million for the six months ended June 30, 1995. Cerion's results of operations of $2.4 million and $5.6 million through May 23, 1996 are included in income from continuing operations for the second quarter and first six months of 1996, respectively. Cerion's increased sales and operating income in both 1996 periods as compared to 1995 were the result of higher disk volumes due to market demands and increased capacity partially offset by higher administrative expenses in anticipation of becoming a stand-alone public company.

Research, selling, distribution and administrative expenses for the second quarter of 1996 increased 2 percent, or $.6 million compared to the same period in 1995. An increase in administrative expenses of $1.7 million was partially offset by a $1.1 million decrease in selling and distribution expenses. The administrative expense increase was primarily the result of higher costs for Cerion in anticipation of becoming a stand-alone public company, non-recurring legal expenses recorded in the second quarter of 1996 and an increase in performance incentives. The selling and distribution expense decrease was due to the lower sales volumes and the restructuring actions taken during the second half of 1995 and the first quarter of 1996. Research expense for the second quarter 1996 was unchanged when compared to the second quarter of 1995.


Restructuring and other unusual charges of $16.2 million were recorded in the third and fourth quarters of 1995 related to the Commercial Products Group's business unit and functional realignments, product and channel rationalizations, inventory write-downs related to the remanufactured cartridge operation, cost reduction initiatives and changes in the Company's executive management during the year, including severance and other personnel related costs. Details of the charges related to continuing operations and the activity recorded during the second quarter of 1996 are as follows:

                                                Balance       Current     Current   Balance
                                                Mar. 29,      Period      Period    June 28,
(In thousands)                                   1996        Provision    Charges    1996
                                                -------      ---------    -------   -------

Provisions for severance related to
  workforce reductions                          $2,050       $       -     $  630    $1,420
Provisions related to other personnel costs        125               -        125         -
Other                                            1,850               -        250     1,600
                                                ------       ---------     ------   -------
Total                                           $4,025       $       -     $1,005    $3,020
                                                ======       =========     ======    ======

The provision for workforce reductions recorded in 1995 included amounts for salary and benefit continuation for approximately 110 employees as part of the Commercial Products reorganization and product rationalization. At June 28, 1996, approximately 86 of the employee terminations provided for had occurred, with the remaining separations scheduled to be completed in 1996. All charges are principally cash in nature and are expected to be funded from operations. Management anticipates that all actions will be completed by the end of 1996 and estimates annualized savings in personnel and operating costs of approximately $5 million.

The estimated annual effective income tax rate of 42.4 percent for the first six months of 1996 is higher than the U.S. statutory rate primarily due to the unfavorable impact of non-deductible goodwill and state income taxes.

Working capital decreased $21.1 million from December 31, 1995 primarily due to the Tape Products Division sale, the deconsolidation of Cerion due to the public stock offering, a $7.8 million reduction in inventory, a $9.3 million reduction in other assets and a $6.0 million increase in income taxes payable, partially offset by a $14.6 million increase in cash. The decrease in other current assets was due to a reduction in tax assets used to offset income tax liabilities. The inventory reductions were the result of management control initiatives implemented during the year. A majority of the working capital generated from the sale of the Tape Products Division and Cerion stock, and the proceeds from the Cerion notes was used to repay debt.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
- --------------------------

Reference is made to the Company's patent litigation with Ricoh Company, Ltd. and Ricoh Corporation ("Ricoh") reported in the Company's Annual Report on Form 10-K as amended for the year ended December 31, 1995. The case was tried in the United States District Court, District of New Hampshire in the second quarter of 1996. Ricoh is seeking injunctive relief and damages. The Company believes it has substantial defenses but it cannot predict the outcome. Ricoh alleged that its damages, if Ricoh were successful on the merits, would be approximately $10 million as of the date of the trial, and Nashua alleged that even if Ricoh were to prevail that such damages should be in the range of $120,000 to $400,000. Ricoh also is seeking treble damages and attorneys' fees for willful infringement, but the Company believes an award for such damages is unlikely. The Company is awaiting the Court's decision.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- ------------------------------------------------------------

For matters submitted to a vote of security holders, see the Company's proxy statement dated May 15, 1996 issued in connection with the Annual Meeting of Stockholders held on June 14, 1996, which is incorporated herein by reference. At such Annual Meeting, the stockholders acted as follows:

         Proposal 1:
         ----------

         To elect a Board of Directors for the ensuing year.

                                              Number of Votes
         Nominees                         For                Withheld
         --------                         ---                --------
         Sheldon A Buckler             5,312,006             322,961
         Gerald G. Garbacz             5,336,983             297,984
         Charles S. Hoppin             5,307,549             327,418
         John M. Kucharski             5,307,878             327,089
         David C. Miller, Jr.          5,354,549             280,418
         James F. Orr III              5,307,542             327,425

         The above-named individuals were elected Directors of the corporation.

         Proposal 2:
         ----------

         To authorize the Board of Directors to mortgage or pledge all or substantially all of the corporation's assets upon such terms and conditions as the Board of Directors deems expedient. The vote required the affirmative vote of holders of two-thirds of the outstanding shares of common stock.

                          Number of Votes
         For            Against      Abstain         No Vote
         ---            -------      -------         -------
         3,861,093      976,953      206,508         590,413

         The proposal was not approved because the requirement of the affirmative vote of the holders of two-thirds of the outstanding shares of common stock was not obtained.

         Proposal 3:
         ----------

         To approve the 1996 Stock Incentive Plan.

                             Number of Votes
         For             Against         Abstain         No Vote
         ---             -------         -------         -------
         3,514,894       1,442,417       87,243          590,413

         The proposal was adopted.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
- -----------------------------------------

(a)  Exhibits

     10.13 Employment Agreement dated April 28, 1989 between the Company and Paul Buffum. Exhibit to the Company's Form 10-Q for the period ended June 28, 1996.

     10.14 Employment Agreement dated May 3, 1996 between the Company and Michael D. Jeans. Exhibit to the Company's Form 10-Q for the period ended June 28, 1996.

(b)  Reports on Form 8-K

     On May 15, 1996, the Company filed a report on Form 8-KA regarding the sale of the Tape Products Division and the initial public offering of Cerion Technologies common stock.

     On June 4, 1996, the Company filed a report on Form 8-K regarding the sale of the Tape Products Division and the initial public offering of Cerion Technologies common stock.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         NASHUA CORPORATION
                                  ---------------------------------
                                            (Registrant)

Date:    August 8, 1996           By: /s/ Daniel M. Junius
      ----------------------      ---------------------------------
                                     Daniel M. Junius
                                     Vice President-Finance,
                                     Chief Financial Officer and Treasurer
                              (principal financial and duly authorized officer)