Form 10-Q
period 1996-09-27
NASHUA CORP
filed 1996-11-01
CIK 69680

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended              September 27, 1996
                               ------------------------------------------
                                       OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1984
For the transition period from                     to
                               -------------------    -------------------


Commission file number   1-5492-1
                       ------------

                               NASHUA CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              DELAWARE                                      02-0170100
----------------------------------------      ---------------------------------------
      (State of incorporation)                (I.R.S. Employer Identification Number)


         44 Franklin Street
           P.O. Box 2002
        Nashua, New Hampshire                               03061-2002
----------------------------------------      ---------------------------------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number,                            (603) 880-2323
      including area code                     ---------------------------------------



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes   X             No
                         ---                ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                            Outstanding at October 23, 1996
-----------------------------                -------------------------------
Common Stock, par value $1.00                6,652,255 shares (excluding
                                             23,895 shares held in treasury)

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------


                       NASHUA CORPORATION AND SUBSIDIARIES
                       -----------------------------------
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------

(In thousands)

                                                    Sept. 27, 1996  December 31,
ASSETS:                                               Unaudited)        1995
-------                                               ----------      --------
Cash and cash equivalents                              $ 20,610       $  8,390
Accounts receivable                                      24,108         29,579
Inventories
  Materials and supplies                                  5,923         10,318
  Work in process                                         1,751          2,835
  Finished goods                                          6,258          8,870
                                                       --------       --------
                                                         13,932         22,023
Other current assets                                     21,349         31,785
Net current assets of discontinued operations                --          7,415
                                                       --------       --------
  Total current assets                                   79,999         99,192
                                                       --------       --------
Plant and equipment                                     125,313        127,658
Accumulated depreciation                                (64,945)       (57,601)
                                                       --------       --------
                                                         60,368         70,057
Investment in unconsolidated affiliate                    7,564             --
Intangible assets                                        37,695         45,705
Accumulated amortization                                (10,363)        (8,814)
                                                       --------       --------
                                                         27,332         36,891
Other assets                                             15,090         18,590
Net non-current assets of discontinued operations            --          6,642
                                                       --------       --------
  Total assets                                         $190,353       $231,372
                                                       ========       ========


LIABILITIES AND SHAREHOLDERS' EQUITY:
-------------------------------------
Current maturities of long-term debt                   $  2,428       $    500
Accounts payable                                         27,763         26,858
Accrued expenses                                         28,304         33,385
Income taxes payable                                      8,386          6,662
                                                       --------       --------
  Total current liabilities                              66,881         67,405
Long-term debt                                            4,192         68,350
Other long-term liabilities                              20,099         20,742
Common stock and additional capital                      18,754         18,681
Retained earnings                                        86,225         61,563
Cumulative translation adjustment                        (5,043)        (4,618)
Treasury stock, at cost                                    (755)          (751)

Commitments and contingencies
                                                       --------       --------

  Total liabilities and shareholders' equity           $190,353       $231,372
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
                                                    -----------

(In thousands, except per share data)

                                                                 For three months ended       For nine months ended
                                                                ------------------------     -----------------------
                                                                Sept. 27,      Sept. 29,     Sept. 27,     Sept. 29,
                                                                  1996           1995          1996          1995
                                                                ----------     ---------     ---------     ---------

Net sales                                                        $100,932      $121,714      $306,030      $353,457
Cost of products sold                                              68,711        88,391       216,972       260,025
Research, selling, distribution and
 administrative expenses                                           31,359        32,886        90,115        87,776
Restructuring and unusual charges                                      --         8,287         7,000         8,287
Equity in net (income)/loss of Cerion Technologies                    174            --          (211)           --
Gain on disposition of Cerion Technologies stock                       --            --       (31,962)           --
Gain on Cerion Technologies public stock offering                      --            --        (7,353)           --
Interest expense                                                      164         1,369         2,673         4,273
Interest income                                                      (231)         (129)         (462)         (525)
                                                                 --------      --------      --------      --------

Income (loss) from continuing operations before income taxes          755        (9,090)       29,258        (6,379)
Income taxes (benefit)                                                212        (1,780)       12,297          (656)
                                                                 --------      --------      --------      --------

Income (loss) from continuing operations                              543        (7,310)       16,961        (5,723)
Income from discontinued operation, net of taxes                       --            36           524           382
Gain on disposal of discontinued operation                             --            --         8,434            --
                                                                 --------      --------      --------      --------
Income (loss) before extraordinary loss                               543        (7,274)       25,919        (5,341)
Extraordinary loss on extinguishment of debt                           --            --        (1,257)           --
                                                                 --------      --------      --------      --------

Net income (loss)                                                     543        (7,274)       24,662        (5,341)
Retained earnings, beginning of period                             85,682        79,374        61,563        79,744
Dividends                                                              --        (1,147)           --        (3,450)
                                                                 --------      --------      --------      --------

Retained earnings, end of period                                 $ 86,225      $ 70,953      $ 86,225      $ 70,953
                                                                 ========      ========      ========      ========

Earnings (loss) per common and common equivalent share:

 Income (loss) from continuing operations                        $    .08      $  (1.15)     $   2.65      $   (.90)
                                                                 --------      --------      --------      --------
 Income from discontinued operation:
  Income from discontinued operation                                   --           .01           .08           .06
  Gain on disposal of discontinued operation                           --            --          1.32            --
                                                                 --------      --------      --------      --------
                                                                       --           .01          1.40           .06
                                                                 --------      --------      --------      --------
 Income (loss) before extraordinary loss                              .08         (1.14)         4.05          (.84)
 Extraordinary loss on extinguishment of debt                          --            --          (.20)           --
                                                                 --------      --------      --------      --------

 Net income (loss)                                               $    .08      $  (1.14)     $   3.85      $   (.84)
                                                                 ========      ========      ========      ========
Dividends per common share                                       $     --      $    .18  $         --      $    .54
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


                                  NASHUA CORPORATION AND SUBSIDIARIES
                                  -----------------------------------
                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            -----------------------------------------------
                                              (UNAUDITED)
                                              -----------

(In thousands)

                                                                                    Nine Months Ended
                                                                                 -----------------------
                                                                                 Sept. 27,     Sept. 29,
                                                                                    1996          1995
                                                                                 -----------   ---------
Cash flows from operating activities of continuing operations:
  Net income (loss)                                                              $ 24,662      $ (5,341)
  Adjustments to reconcile net income to cash
    provided by (used in) continuing operating activities:
      Depreciation and amortization                                                13,705        13,074
      Income from discontinued operations                                            (524)         (382)
      Extraordinary loss on extinguishment of debt                                  1,257            --
      Gain on disposal of discontinued operations                                  (8,434)           --
      Equity in net income of Cerion Technologies                                    (122)           --
      Gain on disposition of Cerion Technologies stock                            (18,410)           --
      Gain on Cerion Technologies public stock offering                            (4,235)           --
      Unusual charge                                                                4,032            --
      Net change in working capital and other assets                                  905        15,913
                                                                                 --------      --------

Cash provided by continuing operating activities                                   12,836        23,264
                                                                                 --------      --------

Cash flows from investing activities of continuing operations:
  Investment in plant and equipment                                                (9,549)       (9,270)
  Acquisition of business                                                              --       (27,267)
  Proceeds from repayment of Cerion Technologies note                              11,142            --
  Proceeds from sale of Cerion Technologies stock, net                             33,080            --
                                                                                 --------      --------
  Cash provided by (used in) investing activities of continuing operations         34,673       (36,537)
                                                                                 --------      --------

Cash flows from financing activities of continuing operations:
  Proceeds from borrowings                                                            880        32,800
  Repayment of borrowings                                                         (63,110)      (13,466)
  Dividends paid                                                                       --        (3,441)
  Proceeds and tax benefits from shares
    issued under stock option plans                                                    73             5
  Purchase and reissuance of treasury stock                                            (4)           36
  Extinguishment of debt                                                             (952)           --
                                                                                 --------      --------
  Cash provided by (applied to) financing activities of continuing operations     (63,113)       15,934
                                                                                 --------      --------

Proceeds from the sale of discontinued operation                                   28,000            --
Cash provided by (applied to) activities of discontinued operations                  (219)         (716)

Effect of exchange rate changes on cash                                                43            78
                                                                                 --------      --------

Increase in cash and cash equivalents                                              12,220         2,023
Cash and cash equivalents at beginning of period                                    8,390        10,219
                                                                                 --------      --------
Cash and cash equivalents at end of period                                       $ 20,610      $ 12,242
                                                                                 ========      ========

Interest paid                                                                    $  3,140      $  6,668
                                                                                 ========      ========
Income taxes paid                                                                $  4,267      $  8,874
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


                                    Three Months Ended           Nine Months Ended
                                  ----------------------      -----------------------
                                  Sept. 27,    Sept. 29,      Sept. 27,     Sept. 29,
                                     1996         1995           1996          1995
                                  ---------    ---------      ---------     ---------
Common shares outstanding         6,376,835    6,373,968      6,376,298     6,373,628
Common share equivalents             35,946            4         23,926           175


Stock Options
-------------

As of September 27, 1996, options for 502,014 shares of common stock were outstanding. Stock options for an additional 602,315 shares may be awarded under the Company's 1996 Stock Incentive Plan.

Unusual Charge
--------------

In the second quarter of 1996 the Company recorded a $7 million pretax charge associated with the write-down of the goodwill in its Mainland European photofinishing operation which was acquired in 1995. Increased competition in the market since the acquisition has resulted in performance below original expectations, necessitating a reduction in the carrying value of the business.

Other
-----

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 1995.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of September 27, 1996, the results of operations for the three and nine month periods ended September 27, 1996 and September 29, 1995, and cash flows for the nine month periods ended September 27, 1996 and September 29, 1995.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         -------------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------

Net sales of $101 million for the third quarter of 1996 were down 17.1 percent from the same period in 1995. The sales decrease resulted from lower revenues in the Commercial Products and Photofinishing Groups, and the deconsolidation of Cerion Technologies Inc. ("Cerion"). Net sales for the first nine months of 1996 were $306 million, down 13.4 percent from the same period in 1995 due to lower revenues in the Commercial Products and Photofinishing Groups. The Company recorded income from continuing operations in the third quarter of 1996 of $.5 million, compared with a loss of $7.3 million in the third quarter of 1995, and $17.0 million for the first nine months of 1996, compared to a loss of $5.7 million for the same period in 1995. The income from continuing operations for the first nine months of 1996 included a $32 million pretax gain on the disposition of a portion of the Company's stock in Cerion, through an initial public offering of Cerion common stock which was completed in May, a $7.3 million pretax gain from the Company's remaining 37.1 percent interest in the shares sold by Cerion and a $7 million pretax charge to write-down the value of goodwill in the Company's Mainland European photofinishing operation. Also included in the results for the first nine months was an $8.4 million aftertax gain on the sale of its Tape Products Division which was reported as a discontinued operation, and an extraordinary aftertax charge of $1.3 million associated with extinguishment of debt. The 1995 third quarter and first nine month results includes restructuring and other unusual charges of $8.3 million and a $3 million valuation allowance against tax assets based upon the reduced likelihood of future realization.

The Commercial Products Group's third quarter sales decreased 19.5 percent to $45 million, compared to the third quarter of 1995, and decreased 21.8 percent to $151 million for the first nine months of 1996, compared to the same period in 1995. The decreases were primarily in the Imaging Supplies and Specialty Coated Products Divisions. The Imaging Supplies Division's sales decreased due to lower toner, laser cartridge and copier paper volumes. The toner volume decrease was caused primarily by lower order rates from larger distributors. The laser cartridge decrease appears to be the residual effect of quality problems experienced at the end of last year. The decrease in paper volume was the result of an increase in the supply of paper in the marketplace. Sales decreases in the Specialty Coated Products Division occurred across several product lines due to lower volumes which were attributed to increased competition and declining demand.

Commercial Products Group's operating loss for the third quarter was $.1 million, compared to a loss of $10.3 million for the same period in 1995. The 1995 third quarter operating loss included $7.0 million of restructuring and unusual charges. Excluding the third quarter 1995 restructuring charge, the Commercial Products Group loss decreased in the third quarter of 1996 by $3.2 million when compared to the same period in 1995. The reduced operating loss was due to higher manufacturing productivity, lower raw material costs and reduced operating expenses. The Commercial Products Group's operating loss for the first nine months of 1996 was $3.0 million, compared to $7.8 million for the same period in 1995. Excluding the restructuring charge recorded in the third quarter of 1995, the operating loss recorded in the first nine months of 1996 increased by $2.2 million, compared to the same period in 1995, due primarily to lower sales volumes.

The Photofinishing Group's sales for the third quarter of 1996 decreased 4.7 percent to $56 million, compared to 1995 third quarter sales of $58 million. Sales for the first nine months of 1996 were $136 million, down 5.0 percent, compared to the same period in 1995. The sales for the first nine months of 1995 do not include a full nine months of sales for the Northern Ireland and Mainland

European operations, as they were acquired by the Company on January 13, 1995. The sales decreases were due primarily to lower volumes in the UK, Mainland European and US operations and the unfavorable impact of foreign currency exchange, partially offset by an increase in the US operation's average selling price. The Photofinishing Group recorded an operating profit of $3.4 million for the third quarter of 1996, compared to an operating profit of $3.6 million for the same period in 1995, and a $4.1 million operating loss for the first nine months of 1996, compared to an operating profit of $7.1 million for the same period in 1995. The 1996 operating loss for the first nine months includes a $7 million charge for the write-down of goodwill in the Mainland European operation. Excluding the charge for the write-down of goodwill, the operating income for the first nine months of 1996 declined $4.1 million due to the lower volumes in the UK and Mainland European operations. The US operation's higher average selling price was partially offset by an increase in expenses related to the increased use of business reply mail for customer orders.

As previously disclosed in the Company's Form 10-Q for the quarterly period ended June 28, 1996, the Company's interest in Cerion was reduced from 100 percent to 37.1 percent as a result of the sale of Cerion shares to the public on May 24, 1996. Accordingly, the Company no longer consolidates the results of Cerion and has accounted for its equity interest since that date.

Net sales recorded by the Company in the nine months ended September 27, 1996 related to Cerion were $19.3 million, compared to $17.6 million for the nine months ended September 29, 1995. The 1996 net sales recorded by the Company relating to Cerion were through May 23, 1996, the date immediately prior to the initial public offering of Cerion common stock. In the third quarter of 1996, the Company recorded a loss of $.2 million from its equity interest in Cerion, compared to operating income of $1.5 million in the same period of 1995. The third quarter loss was the result of decreased disk volume caused by the cancellation of orders from one of Cerion's major customers. In the first nine months of 1996, the Company recorded a total of $5.4 million of operating income and income from its equity interest in Cerion, compared to operating income of $3.2 million for the first nine months of 1995. Also included in the Company's results for the first nine months of 1996 are gains of $32 million on its disposition of Cerion stock and $7.3 million from its interest in the shares sold by Cerion. Cerion's increased sales and operating income in 1996, as compared to 1995, were the result of higher disk volumes, primarily in the first half of 1996, partially offset by higher administrative expenses.

Research, selling, distribution and administrative expenses for the third quarter of 1996 decreased 4.6 percent, or $1.5 million, compared to the same period in 1995, primarily due to reduced selling and distribution expenses. The reduced selling and distribution expenses were due to the lower sales volumes and restructuring actions taken during the second half of 1995 and the first quarter of 1996. Research expense for the third quarter of 1996 increased $.4 when compared to the third quarter of 1995 due to increased spending in new product development. The research, selling, distribution and administrative expenses for the first nine months of 1996 increased $2.3 million, or 2.7 percent, compared to the same period in 1995. The increase was due to an increase in administrative expenses of $2.3 million and an increase in research expenses of $.4 million, offset by a slight decrease in selling and distribution expenses. The administrative expense increase was primarily due to non-recurring legal expenses, increases in performance incentives and the rebuilding of the Photofinishing Group's senior management team.


Restructuring and other unusual charges of $16.2 million were recorded in the third and fourth quarters of 1995 related to the Commercial Products Group's business unit and functional realignments, product and channel rationalizations, inventory write-downs related to the remanufactured cartridge operation, cost reduction initiatives and changes in the Company's executive management during the year, including severance and other personnel related costs. Details of the charges related to continuing operations and the activity recorded during the third quarter of 1996 are as follows:

                                             Balance      Current    Current     Balance
                                             June 28,      Period     Period    Sept. 27,
(In thousands)                                 1996     Provision    Charges        1996
                                              ------    ---------    -------    --------
Provisions for severance related to
  workforce reductions                        $1,420       $   -      $650       $  770
Other                                          1,600           -       215        1,385
                                              ------       -----      ----       ------
Total                                         $3,020       $   -      $865       $2,155
                                              ======       =====      ====       ======

The provision for workforce reductions recorded in 1995 included amounts for salary and benefit continuation for approximately 110 employees as part of the Commercial Products reorganization and product rationalization. At September 27, 1996, approximately 92 of the employee terminations had occurred, with the remaining separations scheduled to be completed in 1996. All charges are principally cash in nature and are expected to be funded from operations. Management anticipates that all actions will be completed by the end of 1996 and estimates annualized savings in personnel and operating costs of approximately $5 million.

The estimated annual effective income tax rate of 42.0 percent for the first nine months of 1996 is higher than the U.S. statutory rate primarily due to the unfavorable impact of non-deductible goodwill and state income taxes.

Working capital decreased $18.7 million from December 31, 1995, primarily due to a $7.4 million reduction resulting from the sale of the Tape Products Division, a $3.5 million reduction resulting from the deconsolidation of Cerion due to the public stock offering, a $7.8 million reduction in inventory, a $9.8 million reduction in other assets and a $1.9 million increase in the current maturities of long-term debt, partially offset by a $12.2 million increase in cash. The decrease in other current assets was due to a reduction in tax assets used to offset income tax liabilities. The inventory reductions were the result of management control initiatives implemented during the year. A majority of the working capital generated from the sale of the Tape Products Division and Cerion stock, and the proceeds from the Cerion notes, was used to repay debt.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
--------------------------

On August 8, 1996, an individual plaintiff, Joshua Teitelbaum, initiated a lawsuit against the Company, Cerion, William Blair & Co., David A. Peterson, Paul A. Harter, Richard A. Clark and Gerald G. Garbacz in the Circuit Court of Cook County, Illinois. The action purports to be on behalf of a class consisting of all persons (other than the defendants) who purchased the common stock of Cerion between May 24, 1996 and July 9, 1996. The complaint alleges that, in connection with the Cerion initial public offering, the defendants issued certain materially false and misleading statements and omitted the disclosure of material facts regarding, in particular, certain significant customer relationships. The complaint alleges that the defendants violated sections 11, 12, and 15 of the 1933 Securities Act and sections 12 and 13 of the Illinois Blue Sky Law. The complaint seeks a declaration that the case may proceed as a class action, damages, rescission of the sale of Cerion common stock by Cerion and the Company, costs, attorneys fees, and other relief on behalf of the individual plaintiff and the class. The Company believes the lawsuit to be without merit and intends to vigorously defend against this action.

On September 4, 1996, an individual plaintiff, Philippe Olczyk, initiated a lawsuit against the Company, Cerion, William Blair & Co., David A. Peterson, Daniel M. Junius and Gerald G. Garbacz in the Circuit Court of Cook County, Illinois. The action purports to be on behalf of a class consisting of all persons (other than the defendants) who purchased the common stock of Cerion between May 24, 1996 and July 9, 1996. The complaint alleges that, in connection with the Cerion initial public offering, the defendants issued certain materially false and misleading statements and omitted the disclosure of material facts regarding, in particular, certain significant customer relationships. The complaint alleges that the defendants violated the Illinois Blue Sky Law and the Illinois Consumer Fraud and Deceptive Practices Act. The complaint seeks declarations the case may be maintained as a class action and the defendants violated the Illinois Consumer Fraud Act, actual and punitive damages, costs, attorneys fees, appointment of a trustee, and other relief. The Company believes the lawsuit to be without merit and intends to vigorously defend against this action.

ITEM 2. CHANGES IN SECURITIES
-----------------------------

On July 19, 1996, the Company adopted a Shareholder Rights Plan pursuant to which the Company has distributed to its stockholders rights to purchase shares of junior participating preferred stock. Upon certain triggering events, such rights become exercisable to purchase the Company's common stock at a price substantially discounted from the then applicable market price of the Company's common stock. The Rights Plan could have the effect of discouraging a merger or tender offer involving the securities of the Company that is not approved by the Company's Board of Directors by increasing the cost of effecting any such transaction. The Rights Plan is more fully described in the Company's Form 8-K filed with the Securities and Exchange Commission on August 28, 1996.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

(a) Exhibits

    4.1 Rights Agreement, dated as of July 19, 1996, between the Company and The First National Bank of Boston, as Rights Agent, which includes as Exhibit A the Form of Certificate of Designations, as Exhibit B the Form of Rights Certificate, and as Exhibit C the Summary of Rights to Purchase Preferred Stock. Exhibit to the Company's Form 8-K dated August 28, 1996 and incorporated herein by reference.


(b) Reports on Form 8-K

    On August 28, 1996, the Company filed a report on Form 8-K regarding the adoption of a Shareholder Rights Plan.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           NASHUA CORPORATION
                                     -----------------------------------
                                               (Registrant)

Date:  November 1, 1996              By:  /s/Daniel M. Junius
      --------------------           -----------------------------------
                                          Daniel M. Junius
                                          Vice President-Finance,
                                          Chief Financial Officer and Treasurer
                                     (principal financial and duly authorized
                                      officer)