Form 10-K405
period 1996-12-31
NASHUA CORP
filed 1997-03-26
CIK 69680

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
For the fiscal year ended   December 31, 1996
                          -------------------
                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the transition period from                  to
                                  ------------      ------------
Commission File Number 1-5492-1
                       --------

                               NASHUA CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its Charter)

          Delaware                                      02-0170100
----------------------------------------  --------------------------------------
  (State of incorporation)                I.R.S. Employer Identification Number)

         44 Franklin Street
         P.O. Box 2002
         Nashua, New Hampshire                           03061-2002
----------------------------------------  --------------------------------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code      (603) 880-2323
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

Yes    X          No
     -----            -----

     The aggregate market value of voting stock held by non-affiliates of the registrant as of March 12, 1997 was approximately $82,790,000. The number of shares outstanding of the registrant's Common Stock as of March 12, 1997 was 6,623,225 (excluding 24,030 shares held in treasury).



                       DOCUMENTS INCORPORATED BY REFERENCE


     Portions of the Registrant's Proxy Statement dated March 25, 1997 for the Annual Meeting of Stockholders to be held on April 25, 1997 are incorporated by reference into Part III of this report.

                                     PART I


ITEM 1.  BUSINESS
-------  --------

GENERAL
-------

     Nashua Corporation conducts business in three segments: The Commercial Products Group, the Photo Group and Cerion Technologies Inc. ("Cerion"). Consolidated sales for 1996 were $389.7 million. Foreign sales and export sales from the United States totaled $123.5 million and represented 31.7 percent of the Company's total sales in fiscal 1996.

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

     During the second quarter of 1996, the Company completed the sale of its Tape Products Division. The Company received $28 million for the net assets of the business resulting in an after tax gain of $8.4 million. The results of the Tape Products Division's operations and the gain on the sale are reported as a discontinued operation. Also during 1996, the Company recorded an after tax charge of $1.3 million associated with the extinguishment of debt.

     During the second quarter of 1996, the Company and Cerion completed the initial public offering of common stock of Cerion at a price of $13.00 per share. A total of 4,416,000 shares were sold, of which 1,615,000 were sold by Cerion and 2,801,000 were sold by the Company. The Company received net proceeds of $33.1 million and recorded a $32 million pretax gain on its sale of Cerion shares and a $7.3 million pretax gain from the Company's interest in the shares sold by Cerion. As a result of the sale, the Company's ownership of Cerion was reduced to 37.1 percent, and accordingly, the Company no longer consolidates the results of Cerion and has accounted for its remaining interest under the equity method of accounting since the completion of the initial public stock offering.

     On March 1, 1996, Cerion distributed a dividend to Nashua in the form of a promissory note payable to the Company in the principal sum of $10 million bearing interest at the rate of 7.32 percent per annum from March 1, 1996 to September 30, 1996. The promissory note was repaid on May 31, 1996.

     During the fourth quarter of 1996, the Company completed the sale of its mainland European photo business. The Company received proceeds of approximately $7 million and recorded a pretax loss of $1.7 million. During the second quarter of 1996, the Company recorded a $7 million charge in the mainland European photo business to write-down the value of its goodwill.

     The Company recorded net restructuring and other unusual charges of $7.2 million in 1996 including a $7 million charge in the second quarter for the write-down of goodwill in the mainland European photo business, a $1.7 million net pretax loss on the sale of that business in the fourth quarter, $1.2 million for the cost of divesting the organic photoconductor ("OPC") drum product line, and $1.3 million and $.2 million for other business unit and functional realignments in Corporate and the Photo Group, respectively. These charges were partially offset by $4.2 million of income associated with reassessments in 1996 of certain charges recorded in 1995 for product and channel rationalizations in the Commercial Products Group.

     During 1996, the Company renegotiated its unsecured $75 million revolving credit facility and its senior note agreement. Since September 29, 1995, the Company had not been in compliance with certain financial covenants and the lenders provided the Company with a forbearance during which time the parties negotiated amendments to the lending agreements in order to allow the Company to remain in compliance. As a result of the 1996 negotiations, the revolving credit facility was replaced by a bank facility (the "Bank Facility"). The Bank Facility designated $48 million that was outstanding under the previous revolving credit facility as a term loan with the remainder as outstanding under a new revolving credit facility. The Bank Facility has a total of $10 million of credit available under its revolving credit facility, of which $5 million is available exclusively for letters of credit. At December 31, 1996, the Company was obligated under approximately $3.7 million in standby letters of credit. Interest on amounts outstanding under this Bank Facility is payable at prime rate plus .5 percent. The revised senior note agreement increased the interest rate from 9.67 percent to 11.85 percent per annum. The Bank Facility requires a commitment fee of .5 percent per annum on unused amounts, as well as a 2 percent per annum fee on letters of credit.

     As a result of the Cerion stock offering, the Tape Products Division sale and the sale of the mainland European photo business, the term loan portion of the Bank Facility and the revised senior notes were repaid during 1996, and as of December 31, 1996, there were no borrowings under the revolving credit facility portion of the Bank Facility, which expires on December 31, 1997.

     Borrowings under the Bank Facility are collateralized by a security interest in the Company's receivables and inventory, assets of the domestic and certain foreign subsidiaries and the stock of certain foreign subsidiaries. The agreements contain certain financial covenants with respect to tangible net worth, capital expenditures, cash flows and the ratio of cash flows to fixed charges. In addition, without prior consent of the lenders, the agreement does not allow the payment of dividends and restricts, among other things, the incurrence of additional debt, guarantees, lease arrangements or the sale of certain assets. As of December 31, 1996, the Company was in compliance with these covenants.

     The Note entitled "Information About Operations" in the Company's Consolidated Financial Statements, which appears on page 33 of this Form 10-K, contains financial information concerning Nashua's business segments.

     This Form 10-K contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. When used in this report, the words "expects," "believes," "can," "will" or similar expressions are intended to identify such forward-looking statements. Such forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from those anticipated. Such risks and uncertainties include, but are not limited to, fluctuations in customer demand, intensity of competition from other vendors, timing and acceptance of new product introductions, and general economic and industry conditions. For additional discussion of factors that may affect the Company's performance, refer to Part I, Item 1 of this Form 10-K and those described from time to time in the Company's other filings with the Securities Exchange Commission, press releases and other communications.


COMMERCIAL PRODUCTS GROUP
-------------------------

     The Commercial Products Group has three divisions: Imaging Supplies, Specialty Coated Products and Label Products.

     IMAGING SUPPLIES   The Imaging Supplies Division manufactures and sells a
variety of consumable products used in the process of reproducing and transferring readable images. Nashua's imaging supplies are comprised of toners, developers, remanufactured laser printer cartridges, facsimile paper and copy paper. The Imaging Supplies Division sales were approximately $98 million for 1996, $137 million for 1995 and $143 million for 1994.

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

     The Division's primary competitor for its remanufactured laser printer cartridges is Canon, Inc. which manufactures both new and remanufactured laser printer cartridges principally for sale to large original equipment manufacturers, including Hewlett Packard Company, for resale under their brand names. In addition, there are approximately 4,000 small laser printer cartridge rechargers who provide low volumes to small customers.


     SPECIALTY COATED PRODUCTS   The Specialty Coated Products Division
manufactures and sells thermal and non-thermal, thermosensitive label, Davac[Registered Trademark] dry-gummed label and carbonless papers. Specialty Coated Products Division sales were approximately $46 million for 1996, $54 million for 1995 and $62 million for 1994.

     Thermal papers develop an image upon contact with either a heated stylus or a thermal print head. Thermal papers are used in point of sale printers, airline and package identification systems, gaming and ticketing systems, medical and industrial recording charts and for conversion to labels. Another application for these papers is for use in thermal facsimile machines. The Division's competitors include major integrated companies such as Appleton Papers, Inc., Kanzaki Paper Mfg. Co., Ltd., Jujo Paper Co., Ltd. and Ricoh Corporation, as well as several other manufacturers in Japan and Europe.

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

     Davac[Registered Trademark] dry-gummed label paper is a paper which is coated with a moisture-activated adhesive. Davac[Registered Trademark] dry-gummed label paper is sold primarily to fine paper merchants and business forms manufacturers. It is ultimately converted into various types of labels and stamps.

     Competitors in the thermosensitive and dry-gummed label industries include Brown-Bridge Company (a division of Spinnaker Industries, Inc.) and Ivex Corporation.

     Carbonless paper is a coated paper used in the production of multi-part business forms which produce multiple copies without carbon paper. The product is sold in sheet form through fine paper merchants and in roll form directly to the printing industry, where it is converted into multi-part business forms. Within the carbonless paper market, Nashua generally competes with large integrated manufacturers including Appleton Papers, Inc., The Mead Corporation and Imation Corporation.


     LABEL PRODUCTS   The Label Products Division sells pressure sensitive
labels through distributors and directly to end-users. Significant uses of labels include grocery scale marking, inventory control and address labels. The Label Products Division is a major supplier of labels to the supermarket industry and labels for use in the distribution and manufacture of products. The label industry is price sensitive and competitive, and includes competitors such as Moore, Rittenhouse, Hobart, Avery Dennison Corporation and Uarco, Inc. plus numerous small regional converters. A majority of the pressure-sensitive, thermal and non-thermal roll stock used by the Label Division is manufactured by Nashua's Specialty Coated Products Division. Label Division sales were approximately $55 million for 1996, $54 million for 1995 and $54 million for 1994.


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


     MANUFACTURING OPERATIONS   The Commercial Products Group operates
manufacturing facilities in Nashua, New Hampshire; Merrimack, New Hampshire; Omaha, Nebraska; and Nogales, Mexico. All of these sites are unionized, except for the Nogales, Mexico plant. There can be no assurance that future operating results will not be adversely affected by labor, political and regulatory risks in Mexico, or changes in labor wage rates or productivity.


PHOTO GROUP
-----------

     The Photo Group traditionally has provided mail-order photo services to amateur photographers under the tradenames York Photo Labs in the United States, Truprint and York Photo Labs in the United Kingdom and Scot Foto and York Photo in Canada. Through an acquisition in 1995, Nashua entered the wholesale photo business in Northern Ireland and the Republic of Ireland, using the Belmont tradename. The Photo Group develops and prints films received by mail at its processing facilities in the United States, the United Kingdom and Canada, and also sells film, cameras and associated products to its base of customers. The wholesale business consists of a major processing facility in Northern Ireland where film is received directly from retailers, processed and returned the following day, and the operation of minilabs through contracts with retailers. The Photo Group is the market leader in the mail-order photo business in all three countries and is the wholesale business market leader in Northern Ireland.

     In both the mail-order and wholesale businesses, demand is strongest during the third quarter due to increased picture-taking by amateur photographers during the summer months.

     In November 1996, the Company sold its mainland European photo business which provided photo services in France, Belgium, the Netherlands and Spain. These mainland European businesses, along with a film-processing operation in Northern Ireland, were purchased by the Company in January, 1995. The Company believes that the sale of the mainland European business will enable the Company to concentrate on the opportunities in the North American and United Kingdom-based photo markets.


     COMPETITORS   The Photo Group's major competitors include District Photo,
Inc., Mystic Color Labs Inc. and Seattle FilmWorks, Inc. in the United States, Grunwick Processing Laboratories Limited in the United Kingdom, Chas. Abel Photo Services, Ltd. in Canada, as well as numerous other national, regional and local processors in countries in which the Company operates. The proliferation of mini-labs, discount stores and mass merchandisers offering reduced price processing could adversely impact the mail-order segment of the photo market.


     REGULATION   The Photo Group's direct mail operations are subject to
regulation by the national and local government agencies with jurisdiction over the areas in which they operate. In general, these regulations govern the manner in which orders may be solicited, the form and content of advertisements, information which must be provided to prospective customers, the time within which orders must be filled, obligations to customers if orders are not shipped within a specified period of time and the time within which refunds must be paid if the ordered merchandise is unavailable or if it is returned. From time to time the Photo businesses have modified their methods of doing business and marketing operations in response to inquiries and requests from regulatory authorities. To date, such changes have not had an adverse effect on the businesses. However, there can be no assurance that future regulatory requirements or actions will not have an adverse effect on the Photo businesses' marketing programs or operations.


     TECHNOLOGICAL ADVANCEMENT   Although the Photo Group's businesses are
continually developing new marketing programs and new production techniques, there can be no assurance that the businesses will be able to anticipate technological advances within the photography industry. For example, digital imaging systems are currently being developed within the industry. To the extent the industry was to move toward this new technology and the Photo Group's businesses were unable to adapt to this change, their results of operations and financial condition could be materially adversely affected.


     MATERIALS AND SUPPLIERS   The principal supplies and materials used by the
Photo Group's businesses include color print paper, photo developing chemicals and color print films, all of which are available from several manufacturers. Sales of the Photo Group's products and services on a direct-to-consumer mail-order basis are largely dependent on national postal services for receipt of orders and delivery of processed film or other products. Any significant changes in the operations or rates of these postal services or extended interruptions in postal deliveries could have an adverse effect on the Photo operations.


CERION TECHNOLOGIES
-------------------

     Cerion, based in Champaign, Illinois, manufactures and markets precision-machined aluminum disk substrates that are used in the production of magnetic thin-film disks for hard disk drives of portable and desktop computers. On May 23, 1996, the Company and Cerion completed an initial public offering of common stock of Cerion. As a result of the offering, the Company's ownership of Cerion was reduced to 37.1 percent and, accordingly, no longer consolidates the results of Cerion and accounts for its remaining interest under the equity method of accounting.


RESEARCH AND DEVELOPMENT
------------------------

     Nashua's research and development efforts have been instrumental in the development of many of the products it markets. Nashua's research and development expenditures were $9.6 million in 1996, $9.2 million in 1995 and $9.1 million in 1994.


ENVIRONMENTAL MATTERS
---------------------

     The Company (and its competitors) are subject to various environmental laws and regulations. These include the Comprehensive Environmental Response, Compensation and Liability Act, as amended by the Superfund Amendments and Reauthorization Act ("CERCLA"), the Resource Conservation and Recovery Act ("RCRA"), the Clean Water Act and other state and local counterparts of these statutes. The Company believes that its operations have been and continue to be operating in compliance in all material respects with applicable environmental laws and regulations. (Violation of these laws and regulations could result in substantial fines and penalties.) Nevertheless, in the past and potentially in the future, the Company has and could receive notices of alleged environmental violations. The Company has endeavored to promptly remedy any such violations upon notification.

     For the past three years, the Company has spent approximately $1 million per year for compliance with pertinent environmental laws and regulations. In addition, for those sites which the Company has received notification of the need to remediate, the Company has assessed its liability and has established a reserve for estimated costs associated therewith. At December 31, 1996 the reserve for potential environmental liabilities was $1.6 million. Liability of "potentially responsible parties" (PRP) under CERCLA and RCRA, however, is joint and several, and actual remediation expenses at sites where the Company is a PRP may exceed current estimates. The Company believes that based on the facts currently known and the environmental reserve recorded, its remediation expense with respect to those sites and on-going costs of compliance are not likely to have a material adverse effect on its liquidity, consolidated financial position or results of operations.

EMPLOYEES
---------

     Nashua and its subsidiaries had approximately 2,340 full-time employees at March 1, 1997. Approximately 500 employees of Nashua's Commercial Products Group segment are members of one of several unions, principally the United Paperworkers International Union. There are three agreements with the United Paperworkers International Union covering a majority of the Commercial Products Group's hourly employees. These agreements generally have a duration of two years and expiration dates in the first quarter of the respective year.


FOREIGN OPERATIONS
------------------

     During 1996, Nashua's Photo Group had subsidiaries and/or branches in Canada, the United Kingdom, Ireland, France, Belgium, Spain and the Netherlands. In November 1996, in respect to the mainland European photo business sale, Nashua sold substantially all of the assets of the foreign subsidiaries operating in France, Belgium, Spain and the Netherlands. Nashua had export sales of approximately $30.5 million in 1996, $36.4 million in 1995 and $33.1 million in 1994.

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

     Nashua's international sales are subject to risks that generally do not affect businesses operating wholly within a single country. These include political risks associated with doing business in foreign countries, exchange control and import limitations which may impede the free movement of goods and funds from one country to another and currency exchange rate risks. Nashua's results generally are adversely affected as the United States dollar strengthens against the foreign currencies of the countries in which it does business. From time-to-time Nashua enters into various foreign exchange contracts to mitigate the risk of foreign currency fluctuations with respect to foreign currency denominated transactions.


ITEM 2.  PROPERTIES
-------  ----------

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

                              PRINCIPAL PROPERTIES
                              --------------------


                                        SQUARE           PRINCIPAL
LOCATION                               FOOTAGE           PRODUCTS PRODUCED
--------                               -------           -----------------
COMMERCIAL PRODUCTS
-------------------

Merrimack, New Hampshire               435,000           carbonless paper, facsimile paper,
                                                         thermosensitive and dry-gummed label
                                                         papers, chemicals
Omaha, Nebraska                        170,000           pressure-sensitive labels and laminate
                                                         paper
Nashua, New Hampshire                  198,000           dry toners and developers, chemicals
Chelmsford, Massachusetts               35,000  (1)      liquid toners
Nogales, Mexico                         55,000  (1)      laser printer cartridges

PHOTO
-----

Parkersburg, West Virginia              81,000  (1)      photofinishing
Newton Abbot, United Kingdom            46,000  (1)      photofinishing
Telford, United Kingdom                 38,000  (1)      photofinishing
Saskatoon, Saskatchewan, Canada         15,000           photofinishing
Deal, United Kingdom                    12,000  (1)      photofinishing
Belfast, Northern Ireland               24,000  (1)      photofinishing

-------------
(1)  Leased facilities.



ITEM 3.  LEGAL PROCEEDINGS
-------  -----------------

     In April 1994, Ricoh Company, Ltd. and Ricoh Corporation ("Ricoh") filed a Complaint with the United States District Court, District of New Hampshire, alleging the Company's infringement of the U.S. patents 4,611,730 and 4,878,603 relating to certain toner cartridges for Ricoh copiers. The Complaint seeks damages and injunctive relief. The case was tried in the second quarter of 1996. The Company believes it has substantial defenses but it cannot predict the outcome. Ricoh alleged that its damages, if it were successful on the merits, would be approximately $10 million as of the date of the trial, and the Company alleged that even if Ricoh were to prevail that such damages should be in the range of $.1 million to $.4 million. Ricoh also is seeking treble damages and attorneys' fees for willful infringement, but the Company believes an award for such damages is unlikely. The Company is awaiting the Court's decision.

     On August 8, 1996, an individual plaintiff, Joshua Teitelbaum, initiated a lawsuit against the Company, Cerion, William Blair & Co., and certain officers and directors of Cerion in the Circuit Court of Cook County, Illinois. The action purports to be on behalf of a class consisting of all persons (other than the defendants) who purchased the common stock of Cerion between May 24, 1996 and July 9, 1996. The complaint alleges that, in connection with the Cerion initial public offering, the defendants issued certain materially false and misleading statements and omitted the disclosure of material facts regarding, in particular, certain significant customer relationships. The complaint alleges that the defendants violated sections 11, 12 and 13 of the 1933 Securities Act and sections 12 and 13 of the Illinois Blue Sky Law. The complaint seeks a declaration that the case may proceed as a class action, damages, rescission of the sale of Cerion common stock by Cerion and the Company, costs, attorney fees and other relief on behalf of the individual plaintiff and the class. The Company believes the lawsuit to be without merit and intends to vigorously defend against this action.

     On September 4, 1996, an individual plaintiff, Philippe Olczyk, initiated a lawsuit against the Company, Cerion, William Blair & Co., and certain officers and directors of Cerion in the Circuit Court of Cook County, Illinois. The action purports to be on behalf of a class consisting of all persons (other than the defendants) who purchased the common stock of Cerion between May 24, 1996 and July 9, 1996. The complaint alleges that, in connection with the Cerion initial public offering, the defendants issued certain materially false and misleading statements and omitted the disclosure of material facts regarding, in particular, certain significant customer relationships. The complaint alleges that the defendants violated the Illinois Blue Sky Law and the Illinois Consumer Fraud and Deceptive Practices Act. The complaint seeks declarations that the case may be maintained as a class action and that the defendants violated the Illinois Consumer Fraud Act, actual and punitive damages, costs, attorneys fees, appointment of a trustee, and other relief. The Company believes the lawsuit to be without merit and intends to vigorously defend against this action.

     During 1994, the Internal Revenue Service (IRS) completed an examination of the Company's corporate income tax returns for the years 1988 through 1991. As a result of the IRS' findings, the Company agreed to and paid additional taxes and interest of $7.8 million in January 1995 in connection with adjustments related mainly to the tax treatment of certain items associated with the 1990 sale of the International Office Systems business. On January 13, 1995, the IRS issued a Notice of Proposed Adjustment in the amount of $8.7 million in connection with the tax years 1990 and 1991 relating to the tax treatment of income recognized in connection with the 1990 sale of the International Office Systems business. The Company disagreed with the position taken by the IRS and filed a formal protest of the proposed adjustment on February 9, 1995. On November 25, 1996, the IRS and the Company reached an agreement in connection with the tax years 1990 and 1991 in which the Company agreed to an additional tax payment before interest in the amount of $.5 million for 1990 and a tax refund before interest in the amount of $.4 million for 1991. On February 4, 1997, the Company received a payment from the IRS in the amount of $.4 million in connection with the settlement of 1991. On February 3, 1997, the IRS issued the Company an assessment in the amount of $2.5 million, of which $.5 million represents agreed taxes due and $2 million represents interest on such taxes. The Company disagrees with the interest portion of the amount and intends to challenge such assessment. In management's opinion, the ultimate disposition of this matter will not have a material adverse effect on the financial position or results of operations of the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------  ---------------------------------------------------

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------

     Set forth below are the present executive officers of the Company for
Section 16 of the Securities and Exchange Act purposes, their ages and their positions held with the Company Inc.:

NAME                       AGE     POSITION
----                       ---     --------
Gerald G. Garbacz          60      President and Chief Executive Officer
Daniel M. Junius           44      Vice President-Finance, Chief Financial Officer and Treasurer
Robin J.T. Clabburn        60      Vice President and Chief Technical Officer
Paul Buffum                52      Vice President, General Counsel and Secretary
Bruce T. Wright            47      Vice President
Michael D. Jeans           48      Vice President
Charles E. Turnbull        45      Vice President

     Mr. Garbacz has been President and Chief Executive Officer of Nashua since January 1996. He was a private investor from 1994 through 1995. He was Chairman and Chief Executive Officer of Baker & Taylor Inc. (information distribution) from 1992 to 1994 and Executive Vice President of W.R. Grace & Co. from prior to 1991 to 1992. He is also a Director of Handy & Harman Inc. and Chairman of the Board of Cerion Technologies Inc.

     Mr. Junius has been Vice President-Finance, Chief Financial Officer and Treasurer since November 1995. He was Vice President-Finance and Treasurer from September 1995 to November 1995. Prior to September 1995 he was Treasurer. He is also a Director of Cerion Technologies Inc.

     Mr. Clabburn has been Vice President and Chief Technical Officer since October 1995. He worked as a consultant for Nashua from March 1994 to October 1995. Prior to March 1994 he was Chief Executive Officer for several development stage companies at Cookson Group PLC, a manufacturer of specialty material, chemical and precious metals.

     Mr. Buffum has been Vice President, General Counsel and Secretary since May 1996. Prior to May 1996 he was Secretary and Counsel.

     Mr. Wright has been Vice President since October 1994. Prior to October 1994 he was Vice President of Barry Controls, (a division of Applied Power Inc.) a custom manufacturer of vibration and control systems. From 1990 to 1993 he was a Senior Group Personnel Manager at Digital Equipment Corporation.

     Mr. Jeans has been Vice President since April 1996. Prior to April 1996 he was President of Wesson-Peter Pan Foods, Inc. (a division of Conagra) a foods processor. From 1990 to 1993 he was a Senior Vice President-Sales and Marketing of H.P. Hood Inc. (a dairy products producer).

     Mr. Turnbull has been Vice President since August 1995. Prior to August 1995 he was President of Polyken Technologies (a division of Tyco International Ltd.), a manufacturer of tapes and industrial adhesives. He was a Vice President/General Manager of Avery Dennison Corporation's Marketing Films Division, a manufacturer of self-adhesive PVC films, from 1991 to 1993.

     Executive officers are generally elected to their offices each year by the Board of Directors shortly after the Annual Meeting of Shareholders.


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS
-------  --------------------------------------------------------------------

     Reference is made to the Note entitled "Quarterly Operating Results and Common Stock Information (Unaudited)" to the Company's Consolidated Financial Statements, which appears on page 34 of this Form 10-K.

ITEM 6.  SELECTED FINANCIAL DATA
-------  -----------------------

Five Year Financial Review

(In thousands, except per share data,
price range, number of employees and percentages)          1996(1)          1995            1994            1993            1992
-----------------------------------------------------------------------------------------------------------------------------------
Operations
Net sales                                              $389,742         $452,196        $418,903        $427,601        $439,540
Gross margin percentage(2)                                 26.5%            24.3%           24.0%           25.0%           26.0%
Selling, distribution and administrative
   expenses as a percentage of sales(2)                    24.4%            22.0%           19.8%           20.0%           20.6%
Income (loss) before interest expense and
   taxes as a percentage of sales(3)                        8.1%            (3.2)%           1.5%            0.6%            4.1%
Income (loss) before taxes as a percentage of sales(3)      7.3%            (4.5)%           1.0%            0.1%            3.5%
Income (loss) as a percentage of sales(3)                   4.2%            (3.4)%           0.5%            0.1%            2.0%
Effective tax rate                                         42.4%           (23.2)%          45.2%           56.0%           42.7%
Income (loss) before income taxes(3)                   $ 28,634         $(20,149)       $  4,031        $    565        $ 15,275
Income (loss) after taxes(3)                             16,493          (15,470)          2,210             250           8,745
Income (loss) from discontinued operations                  524              739             (63)        (19,419)         (3,437)
Gain on disposal of discontinued operation                8,434                -               -               -               -
Extraordinary loss                                       (1,257)               -               -               -               -
Cumulative effect of accounting principle changes             -                -               -               -         (10,131)
Net income (loss)                                        24,194          (14,731)          2,147         (19,169)         (4,823)
Earnings (loss) per share:
   Continuing operations(3)                            $   2.58         $  (2.43)       $    .35        $    .04        $   1.38
   Discontinued operations                                  .08              .12            (.01)          (3.06)           (.54)
   Gain on disposal of discontinued operation              1.32                -               -               -               -
   Extraordinary loss                                      (.20)               -               -               -               -
   Cumulative effect of accounting principle changes          -                -               -               -           (1.60)
   Net income (loss)                                       3.78            (2.31)            .34           (3.02)           (.76)

Financial Position
Working capital                                        $ 21,173         $ 31,787        $ 46,789        $ 23,728        $ 40,630
Total assets                                            176,689          231,372         227,825         219,065         236,699
Long-term debt                                            2,044           68,350          49,166          20,342          27,865
Total debt                                                2,855           68,850          49,816          25,742          31,065
Total capital employed                                  104,772          143,725         142,512         118,865         148,217
Total debt as a percentage of capital employed              2.7%            47.9%           35.0%           21.7%           21.0%
Shareholders' equity                                   $101,917         $ 74,875        $ 92,696        $ 93,123        $117,152
Shareholders' equity per common share                     15.90            11.75           14.55           14.74           18.57

Other Selected Data
Investment in plant and equipment                      $ 12,823         $ 13,163        $ 15,937        $ 14,489        $ 11,936
Depreciation and amortization                            17,457           17,400          14,146          14,061          12,793
Dividends per common share                                    -              .54             .72             .72             .72
Return on average shareholders' equity                     27.4%           (17.6)%           2.3%          (18.2)%          (3.9)%
Common stock price range:
   High                                                $     19 5/8     $     21        $     30 3/4    $     31 3/4    $     31 1/4
   Low                                                        9 1/8           12 1/4          19 3/4          25 1/4          21
   Year-end closing price                                    12               13 5/8          20 1/2          27 1/2          28 3/8
Number of employees                                       2,398            3,447           3,054           4,011           4,145
Average common and common
   equivalent shares                                      6,402            6,374           6,360           6,343           6,325

See Business Changes, Income Taxes and Postretirement Benefits Notes to Consolidated Financial Statements for a description of certain matters relevant to this data.

(1)  Schedule includes the operational results for Cerion Technologies, Inc. ("Cerion") through May 23, 1996, the date immediately prior to the initial public offering of Cerion stock. As a result of the initial public offering, the Company no longer consolidates the results of Cerion and has accounted for its remaining interest under the equity method of accounting.
(2)  Beginning in 1996, postage expenses related to prepaid photo mailers, which previously were treated as selling expenses, were reclassified to cost of products sold. Such expenses amounted to $9.8 million, $6.3 million, $3.7 million, $2.5 million and $2.8 million for the years 1996, 1995, 1994 ,1993, and 1992, respectively. All financial information has been restated to conform to this presentation.
(3)  Income (loss) is from continuing operations and before the cumulative effect of accounting principle changes and includes restructuring and other unusual charges of $7.2 million for 1996 (1.8% of sales), $16.2 million for 1995 (3.6% of sales),
$2.6 million for 1994 (.6% of sales) and $11.8 million for 1993 (2.8% of sales). Also, 1996 includes gains from the disposition of
Cerion stock and Cerion's public stock offering of $32 million and $7.3 million, respectively.

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND ------- RESULTS OF OPERATIONS
         ---------------------



Results of Continuing Operations - 1996 Compared to 1995


Net sales of $389.7 million decreased 13.8 percent from 1995, primarily due to lower volumes in the Commercial Products Group. The Company recorded net income from continuing operations of $16.5 million, compared to a net loss from continuing operations of $15.5 million in 1995. The 1996 results included restructuring and other unusual charges of $7.2 million, a $32 million pretax gain on the disposition of a portion of the Company's ownership in Cerion Technologies Inc. ("Cerion") and a $7.3 million pretax gain from the Company's interest in the shares sold by Cerion. The 1995 results included restructuring and other unusual charges of $16.2 million and the recognition of a $3.3 million valuation allowance against tax assets due to the probability that such assets would not be realized. The Company's pretax operating results before all gains from dispositions and restructuring and other unusual charges improved from a loss of $3.9 million in 1995 to a loss of $3.5 million in 1996, due to improved operating results in the Commercial Products Group and lower interest expense. This was partially offset by decreases in operating income in the Photo Group and Cerion, including recognition of losses from the Company's continuing investment in Cerion.

     During 1996, the Company completed the sale of its Tape Products Division. The Company received $28 million for the net assets of the business resulting in an after-tax gain of $8.4 million. The results of the Tape Products Division's operations and the gain on the sale are reported as a discontinued operation. Also during 1996, the Company recorded an after-tax charge of $1.3 million associated with the extinguishment of debt.

     The net restructuring and other unusual charges of $7.2 million in 1996 included a $7 million charge in the second quarter for the write-down of goodwill in the mainland European photo business, a $1.7 million net pretax loss on the sale of that business in the fourth quarter, $1.2 million for the cost of divesting the organic photoconductor ("OPC") drum product line, and $1.3 million and $.2 million for other business unit and functional realignments in Corporate and the Photo Group, respectively. These charges were partially offset by $4.2 million of income associated with reassessment in 1996 of certain charges recorded in 1995 for product and channel rationalizations in the Commercial
Products Group. Details of the charges related to continuing operations and the activity recorded during 1996 are as follows:


                                                                Balance                                        Balance
                                                                Dec. 31,    Current Year    Current Year       Dec. 31,
(In thousands)                                                    1995        Provision       Charges            1996
-----------------------------------------------------------------------------------------------------------------------
Provisions for severance related to workforce reductions        $2,600        $    315        $  2,125          $  790
Provisions related to other personnel costs                        150               -             150               -
Provisions for assets to be sold or discarded                        -          11,325           8,000           3,325
Other                                                            2,050           1,925           1,710           2,265
-----------------------------------------------------------------------------------------------------------------------
Total                                                           $4,800         $13,565         $11,985          $6,380
-----------------------------------------------------------------------------------------------------------------------

The provision for assets to be sold or discarded relates primarily to the net assets of the OPC drum product line and certain assets of the mainland European photo business. All charges, excluding asset write-downs, are principally cash in nature and are expected to be funded from operations. Disposal of the assets is expected to be completed in 1997. The restructuring activities provided for in the balance at December 31, 1995 were substantially completed at December 31, 1996 and resulted in annualized savings of approximately $5 million.

     Net sales for the Commercial Products Group decreased $46.5 million, or
18.9 percent, due to lower volume across several product lines and the disposal of the office catalog supplies business in December 1995. Volume declines were experienced in facsimile, carbonless and copy papers, label rollstock, toner, remanufactured laser printer cartridges and diskettes. Volumes increased slightly in certain converted label, dry gum and thermal facesheet products. The operating loss before restructuring and other unusual charges decreased $4.7 million compared to 1995, primarily due to lower raw material costs, improved manufacturing productivity and reduced selling, distribution and administrative expenses.

     Net sales in the Photo Group decreased $7.8 million, or 4.4 percent, from the prior year due to the disposition of the mainland European photo business in the fourth quarter of 1996, lower volumes in the U.S., U.K. and Canada, lower selling prices in the U.K. and Canada, and the impact of a stronger U.S. dollar, partially offset by higher selling prices in the U.S. and Northern Ireland. The higher U.S. selling price was primarily due to the increased use of business reply mailers. The lower volumes and selling prices were due to competitive pressure and the effect of a postal strike in the U.K. Operating income before restructuring and other unusual charges declined $4 million from the prior year, resulting from lower volume in the U.S., U.K. and Canada and the lower selling prices in the U.K. and Canada. In the fourth quarter of 1996, postage expenses related to prepaid mailers, which previously were treated as selling expenses, were reclassified to cost of products sold. Such expenses amounted to $9.8 million and $6.3 million for 1996 and 1995, respectively. All financial information has been restated to conform to this presentation.

     During the second quarter of 1996, the Company and Cerion completed the initial public offering of common stock of Cerion at a price of $13.00 per share. A total of 4,416,000 shares were sold, of which 1,615,000 were sold by Cerion and 2,801,000 were sold by the Company. The Company received net proceeds of $33.1 million and recorded a $32 million pretax gain on its sale of Cerion shares and a $7.3 million pretax gain from the Company's interest in the shares sold by Cerion. As a result of the sale, the Company's ownership of Cerion was reduced to 37.1 percent, and accordingly, the Company no longer consolidates the results of Cerion and has accounted for its remaining interest under the equity method of accounting since the completion of the initial public stock offering.

     On March 1, 1996, Cerion distributed a dividend to the Company in the form of a promissory note payable in the principal sum of $10 million bearing interest at the rate of 7.32 percent per annum from March 1, 1996 to September 30, 1996. The promissory note was repaid on May 31, 1996.

     Net sales recorded by the Company in 1996 related to Cerion were $19.3 million, compared to $27.5 million for 1995. The 1996 net sales were through May 23, 1996, the date immediately prior to the initial public offering of Cerion common stock. In 1996, the Company recorded a net total of $5.1 million of operating income and loss from its equity interest in Cerion, compared to operating income of $6 million for 1995.

     Administrative expenses increased 3 percent as a result of increases in non-recurring legal expenses, increases in performance incentives and the rebuilding of the Photo Group's senior management team. Selling and distribution expenses decreased 11 percent due to lower volumes in both Commercial Products and Photo Groups, as well as lower promotional activities in the Photo Group. Research and development expenses increased 4 percent due to increased spending on Corporate projects and at Cerion prior to the transaction described above.

     The effective tax rate for continuing operations was 42.4 percent in 1996 compared to a benefit of 23.2 percent in 1995. The 1996 effective rate was greater than the U.S. statutory rate primarily due to non-deductible goodwill amortization, state income taxes and the write-off of certain tax assets. The 1995 tax benefit was less than the U.S. statutory rate primarily due to the establishment of a valuation allowance against long-term tax assets and the unfavorable impact of non-deductible goodwill amortization.


Results of Continuing Operations - 1995 Compared to 1994

Net sales of $452.2 million increased 8 percent from 1994, primarily as a result of the Company's acquisition of photo businesses in mainland Europe and Ireland in the first quarter of 1995 and increased Cerion volume, partially offset by a decline in sales in the Commercial Products Group. The Company recorded a net loss from continuing operations of $15.5 million, including restructuring and other unusual charges of $16.2 million and a valuation allowance of $3.3 million against tax assets due to the probability that such assets would not be realized. This compared to net income from continuing operations of $2.2 million in 1994, including restructuring and other unusual charges of $2.6 million. The Company's pretax results before restructuring and other unusual charges decreased from income of $6.6 million in 1994 to a loss of $3.9 million in 1995 due to lower operating income in the Photo Group, increased operating losses in the Commercial Products Group, increased spending in Microsharp, and increased interest expense, partially offset by an increase in Cerion's operating income.

     During December 1995, the Company announced its intention to sell the Tape Products Division due to the continuing realignment of the Company's Commercial Products Group. The sale of the Tape Products Division was completed in 1996. The Tape Products Division manufactured a variety of masking and duct tapes, and had substantially different customers, markets, distribution channels and cost structure than the remaining Commercial Products Group's businesses. The results of the Tape Products Division have been reported as a discontinued operation.

     The total restructuring and other unusual charges of $16.2 million in 1995 included $14.3 million related to the Commercial Products Group, primarily for business unit and functional realignments, product and channel rationalizations, inventory write-downs related to the remanufactured cartridge operation and cost reduction initiatives. The remainder of the 1995 charges resulted primarily from changes in the Company's executive management during the year, including severance and other personnel related costs. The 1995 restructuring and other unusual charges included charges of $8.2 million and $8 million in the third and fourth quarters, respectively. Details of the charges related to continuing operations and the activity recorded during 1995 are as follows:

                                                                Balance                                         Balance
                                                                Dec. 31,        1995            1995            Dec. 31,
(In thousands)                                                    1994       Provision        Charges              1995
------------------------------------------------------------------------------------------------------------------------
Provisions for severance related to workforce reductions        $1,550        $  3,000        $  1,950          $2,600
Provisions related to other personnel costs                        150             850             850             150
Provisions for assets to be sold or discarded                    1,250           8,800          10,050              -
Other                                                               -            3,550           1,500           2,050
------------------------------------------------------------------------------------------------------------------------
Total                                                           $2,950         $16,200         $14,350          $4,800
------------------------------------------------------------------------------------------------------------------------

The 1995 provision for workforce reductions included amounts for salary and benefit continuation for approximately 110 employees as part of the Commercial Products Group's reorganization and product rationalization. The 1995 provision for assets to be sold or discarded included approximately $5.6 million related to cartridge inventory write-downs, as well as other asset write-downs resulting from product and channel rationalization within the Commercial Products Group. The cartridge inventory charges related primarily to excess empty cartridges received in 1995 under rebate programs and contractual obligations, most of which had been terminated by the end of 1995. At December 31, 1996, substantially all employee reductions related to these actions had been completed. All charges, excluding asset write-downs, were principally cash in nature and were funded from operations. All restructuring activities provided for in the balance at December 31, 1994 were completed in 1995. Amounts incurred did not change materially from the reserve balance of $3 million.

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

     Net sales in the Photo Group increased $33.8 million, or 23 percent, from the prior year due to the acquisition of mainland European and Northern Ireland photo businesses in the first quarter of 1995. To a lesser extent, sales increased from higher selling prices in the U.S. and U.K., as well as from the impact of a weaker U.S. dollar. These favorable impacts were offset by lower volumes in the U.S., U.K. and Canada resulting from continued competitive pressure. Operating income declined $9.2 million from the prior year, resulting from lower volume in the U.S. and Canada, as well as higher costs in the U.S. and U.K. The higher costs in the U.S. resulted from increased postal rates, higher mailer costs and increased circulation volumes. U.K. marketing costs increased due to investments in new and redesigned brand launches as well as an increase in the cost of mailers. In the fourth quarter of 1996, postage expenses related to prepaid mailers, which previously were treated as selling expenses, were reclassified to cost of products sold. Such expenses amounted to $6.3 million and $3.7 million for 1995 and 1994, respectively. All financial information has been restated to conform to this presentation.

     Sales by Cerion increased $13.5 million to $27.5 million in 1995, and Cerion's operating income increased to $6 million in 1995 from a loss of $.2 million in 1994. The improvements were due to strong demand for aluminum substrates, improved product mix and manufacturing efficiencies associated with the increases in volume.

     Administrative expenses increased 23 percent as the result of the photo businesses acquired in 1995, partially offset by efficiencies resulting from the restructuring actions taken in 1994. After considering the impact of the Photo Group's reclassification previously discussed, the selling and distribution expenses as a percent of sales increased 10 percent due to the 1995 photo acquisition. Research and development expenses were substantially unchanged year to year.

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


Liquidity, Capital Resources and Financial Condition

Working capital decreased $10.6 million from December 31, 1995, primarily due to a $7.4 million reduction resulting from the sale of the Tape Products Division, a $4 million reduction resulting from the deconsolidation of Cerion due to the public stock offering, a $3.5 million reduction in accounts receivable, a $5 million reduction in inventory, a $16 million reduction in other current assets, and a $.3 million increase in the current maturities of long-term debt, partially offset by an $11.6 million increase in cash, a $7.2 million reduction in accrued liabilities, a $4 million reduction in income taxes payable and a $2.8 million decrease in accounts payable. The decrease in accounts receivable was primarily due to lower sales. The inventory reductions were the result of management control initiatives implemented during the year. The decrease in other current assets was primarily due to the use of tax assets to offset income tax liabilities. The accrued liabilities decrease was due to a reduction in the current funding requirement of postretirement benefit obligations. The accounts payable decrease was due to the sale of the mainland European photo business. A majority of the working capital generated from the sale of the Tape Products Division, Cerion stock and the mainland European photo business, and the proceeds from the Cerion promissory note, was used to repay existing indebtedness. At December 31, 1996, the total debt as a percentage of equity decreased to 3 percent from 92 percent at December 31, 1995. The Company suspended its quarterly dividend in 1995 and intends to review this decision when the Company's financial performance would make such reconsideration appropriate. The Company relies primarily on cash provided by operating activities to fund its normal additions to plant and equipment. Investments in plant and equipment in 1996 were approximately $13 million.

     During 1996, the Company renegotiated its unsecured $75 million revolving credit facility and its senior note agreement. Since September 29, 1995, the Company had not been in compliance with certain financial covenants and the lenders provided the Company with a forbearance during which time the parties negotiated amendments to the lending agreements in order to allow the Company to remain in compliance. As a result of the 1996 negotiations, the revolving credit facility was replaced by a bank facility (the "Bank Facility"). The Bank Facility designated $48 million that was outstanding under the previous revolving credit facility as a term loan with the remainder as outstanding under a new revolving credit facility. The Bank Facility has a total of $10 million of credit available under its revolving credit facility, of which $5 million is available exclusively for letters of credit. At December 31, 1996, the Company was obligated under approximately $3.7 million in standby letters of credit. Interest on amounts outstanding under the Bank Facility is payable at prime rate plus .5 percent. The revised senior note agreement increased the interest rate from 9.67 percent to 11.85 percent per annum. The Bank Facility requires a commitment fee of .5 percent per annum on unused amounts, as well as a 2 percent per annum fee on letters of credit.

     As a result of the Cerion stock offering, the Tape Products Division sale and the sale of the mainland European photo business, the term loan portion of the Bank Facility and the revised senior notes were repaid during 1996, and as of December 31, 1996, there were no borrowings under the revolving credit facility portion of the Bank Facility, which expires on December 31, 1997.

     Borrowings under the Bank Facility are collateralized by a security interest in the Company's receivables and inventory, assets of the domestic and certain foreign subsidiaries and the stock of certain foreign subsidiaries. The agreement contains certain financial covenants with respect to tangible net worth, capital expenditures, cash flows and the ratio of cash flows to fixed charges. In addition, without prior consent of the lenders, the agreement does not allow the payment of dividends and restricts, among other things, the incurrence of additional debt, guarantees, lease arrangements or the sale of certain assets. As of December 31, 1996, the Company was in compliance with these covenants.

     On December 26, 1996, the Company entered into a note agreement under which the Company borrowed $2.6 million. The note is to be paid back in sixty equal monthly payments, starting in January 1997. The note bears interest per annum equal to 2.5 percent above the LIBOR rate which was 5.6 percent at December 31, 1996. The note is collateralized by a security interest in certain equipment.

     At December 31, 1996, the Company had $4.7 million and $2.4 million of net operating loss carryforward benefits and tax credit carryforwards, respectively, which are primarily available to offset certain future domestic taxable earnings. The net operating loss carryforward benefits expire as follows: $.5 million in 1999; $2.6 million in 2000; and $1.6 million thereafter. The tax credit carryforwards expire as follows: $.2 million in 1997; $.1 million in 1998; $.1 million in 1999; $.2 million in 2000; and $1.8 million thereafter. Management believes that the Company will generate sufficient future taxable income to realize deferred tax assets prior to the expiration of any net operating loss carryforwards or tax credit carryforwards and that realization of the net deferred tax assets is more likely than not.

     In April 1994, Ricoh Company, Ltd. and Ricoh Corporation ("Ricoh") filed a Complaint with the United States District Court, District of New Hampshire, alleging the Company's infringement of the U.S. patents 4,611,730 and 4,878,603 relating to certain toner cartridges for Ricoh copiers. The Complaint seeks damages and injunctive relief. The case was tried in the second quarter of 1996. The Company believes it has substantial defenses but it cannot predict the outcome. Ricoh alleged that its damages, if it were successful on the merits, would be approximately $10 million as of the date of the trial, and the Company alleged that even if Ricoh were to prevail that such damages should be in the range of $.1 million to $.4 million. Ricoh also is seeking treble damages and attorneys' fees for willful infringement, but the Company believes an award for such damages is unlikely. The Company is awaiting the Court's decision.

     In August and September 1996, two individual plaintiffs initiated lawsuits against the Company, Cerion, certain directors and officers of Cerion, and the Company's underwriter, on behalf of classes consisting of all persons who purchased the common stock of Cerion between May 24, 1996 and July 9, 1996. The complaints allege that, in connection with the Cerion initial public offering, the defendants issued certain materially false and misleading statements and omitted the disclosure of material facts, in particular, certain matters concerning significant customer relationships. The complaints seek damages and injunctive relief. The Company believes these lawsuits are without merit and it has substantial defenses and intends to vigorously defend against these actions.

     During 1994, the Internal Revenue Service ("IRS") completed an examination of the Company's corporate income tax returns for the years 1988 through 1991. As a result of the IRS' findings, the Company agreed to and paid additional taxes and interest of $7.8 million in January 1995 in connection with adjustments related mainly to the tax treatment of certain items associated with the 1990 sale of the International Office Systems business. On January 13, 1995, the IRS issued a Notice of Proposed Adjustment in the amount of $8.7 million in connection with the tax years 1990 and 1991 relating to the tax treatment of income recognized in connection with the 1990 sale of the International Office Systems business. The Company disagreed with the position taken by the IRS and filed a formal protest of the proposed adjustment on February 9, 1995. On November 25, 1996, the IRS and the Company reached an agreement in connection with the tax years 1990 and 1991 in which the Company agreed to an additional tax payment before interest in the amount of $.5 million for 1990 and a tax refund before interest in the amount of $.4 million for 1991. On February 4, 1997, the Company received a payment from the IRS in the amount of $.4 million in connection with the settlement of 1991. On February 3, 1997, the IRS issued the Company an assessment in the amount of $2.5 million, of which $.5 million represents agreed taxes due and $2 million represents interest on such taxes. The Company disagrees with the interest portion of the amount and intends to challenge such assessment. In management's opinion, the ultimate disposition of this matter will not have a material adverse effect on the financial position or results of operations of the Company.

     The Company (and its competitors) are subject to various environmental laws and regulations. These include the Comprehensive Environmental Response, Compensation and Liability Act, as amended by the Superfund Amendments and Reauthorization Act ("CERCLA"), the Resource Conservation and Recovery Act ("RCRA"), the Clean Water Act and other state and local counterparts of these statutes. The Company believes that its operations have been and continue to be operating in compliance in all material respects with the applicable environmental laws and regulations. (Violation of these laws and regulations could result in substantial fines and penalties). Nevertheless, in the past and potentially in the future, the Company has received and could receive notices of alleged environmental violations. The Company has endeavored to promptly remedy any such violations upon notification.

     For the past three years, the Company has spent approximately $1 million per year in order to keep its operations in compliance with pertinent environmental laws and regulations. In addition, for those sites which the Company has received notification of the need to remediate, the Company has assessed its liability and accrued what it considers to be the most likely amount within the estimated range of remediation costs. At December 31, 1996, the accrual for potential environmental liability was $1.6 million. Liability of potentially responsible parties ("PRP") under CERCLA and RCRA; however, is joint and several, and actual remediation expenses at sites where the Company is a PRP may exceed current estimates. The Company believes that, based on the facts currently known and the environmental accrual recorded, its remediation expense with respect to those sites and on-going costs of compliance are not likely to have a material adverse effect on its liquidity, consolidated financial position or results of operations.

     Based upon projected future cash flows from operating activities, the sale of certain assets, as well as credit availability under the revised lending agreement, the Company believes that it has the liquidity and capital resources needed to meet its future financial commitments.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------  -------------------------------------------

Consolidated Statement of Operations and Retained Earnings

--------------------------------------------------------------------------------------------------------------------
                                                                                   Year Ended December 31,
--------------------------------------------------------------------------------------------------------------------
(In thousands, except per share data)                                          1996            1995            1994
--------------------------------------------------------------------------------------------------------------------
Net sales                                                                  $389,742        $452,196        $418,903
--------------------------------------------------------------------------------------------------------------------
Cost of products sold                                                       286,390         342,377         318,302
Selling, distribution and administrative expenses                            95,064          99,637          82,976
Research and development expense                                              9,621           9,238           9,128
Restructuring and other unusual charges                                       7,167          16,247           2,600
Equity in net loss of Cerion Technologies                                       135               -               -
Gain on disposition of Cerion Technologies stock                            (31,962)              -               -
Gain on Cerion Technologies public stock offering                            (7,353)              -               -
Interest expense                                                              2,743           5,532           2,451
Interest income                                                                (697)           (686)           (585)
--------------------------------------------------------------------------------------------------------------------
Total costs and expenses, net of Cerion Technologies gains                  361,108         472,345         414,872
--------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations before
   income taxes                                                              28,634         (20,149)          4,031
Income taxes (benefit)                                                       12,141          (4,679)          1,821
--------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations                                     16,493         (15,470)          2,210
Income (loss) from discontinued operations, net of taxes                        524             739             (63)
Gain on disposal of discontinued operation, net of taxes                      8,434               -               -
--------------------------------------------------------------------------------------------------------------------
Income (loss) before extraordinary loss                                      25,451         (14,731)          2,147
Extraordinary loss on extinguishment of debt, net of tax benefit             (1,257)              -               -
--------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                            24,194         (14,731)          2,147
Retained earnings, beginning of period                                       61,563          79,744          82,166
Dividends                                                                         -          (3,450)         (4,569)
--------------------------------------------------------------------------------------------------------------------
Retained earnings, end of period                                           $ 85,757        $ 61,563        $ 79,744
--------------------------------------------------------------------------------------------------------------------

Earnings (loss) per common and common equivalent share:
   Income (loss) from continuing operations                                $   2.58        $  (2.43)       $    .35
   Income (loss) from discontinued operations:
      Income (loss) from discontinued operations                                .08             .12            (.01)
      Gain on disposal of discontinued operation                               1.32               -              -
--------------------------------------------------------------------------------------------------------------------

   Income (loss) before extraordinary loss                                     3.98           (2.31)            .34
   Extraordinary loss on extinguishment of debt                                (.20)              -               -
--------------------------------------------------------------------------------------------------------------------

   Net income (loss)                                                       $   3.78        $  (2.31)       $    .34
--------------------------------------------------------------------------------------------------------------------


The accompanying notes are an integral part of the consolidated financial statements.


Consolidated Balance Sheet

                                                                                          December  31,
------------------------------------------------------------------------------------------------------------
(In thousands, except share data)                                                      1996            1995
------------------------------------------------------------------------------------------------------------
Assets
Current Assets
   Cash and cash equivalents                                                       $ 20,018        $  8,390
   Accounts receivable                                                               20,112          29,579
   Inventories
      Materials and supplies                                                          6,676          10,318
      Work in process                                                                 2,498           2,835
      Finished goods                                                                  7,494           8,870
------------------------------------------------------------------------------------------------------------
                                                                                     16,668          22,023
   Other current assets                                                              15,367          31,785
   Net current assets of discontinued operation                                         -             7,415
------------------------------------------------------------------------------------------------------------
                                                                                     72,165          99,192
------------------------------------------------------------------------------------------------------------
Plant and Equipment
   Land                                                                               1,137           1,377
   Buildings and improvements                                                        35,754          37,739
   Machinery and equipment                                                           77,063          85,305
   Construction in progress                                                           4,623           3,237
------------------------------------------------------------------------------------------------------------
                                                                                    118,577         127,658
   Accumulated depreciation                                                         (58,459)        (57,601)
------------------------------------------------------------------------------------------------------------
                                                                                     60,118          70,057
------------------------------------------------------------------------------------------------------------
Investment in Unconsolidated Affiliate                                                7,218             -
Other Assets                                                                         37,188          55,481
Net Non-Current Assets of Discontinued Operation                                        -             6,642
------------------------------------------------------------------------------------------------------------
Total Assets                                                                       $176,689        $231,372
------------------------------------------------------------------------------------------------------------

Liabilities and Shareholders' Equity
Current Liabilities
   Current maturities of long-term debt                                            $    811        $    500
   Accounts payable                                                                  22,678          26,858
   Accrued expenses                                                                  24,880          33,385
   Income taxes payable                                                               2,623           6,662
------------------------------------------------------------------------------------------------------------
                                                                                     50,992          67,405
------------------------------------------------------------------------------------------------------------
Long-Term Debt
   Borrowings under revolving credit agreement                                          -            53,000
   Senior notes                                                                         -            15,000
   Other long-term debt                                                               2,044             350
------------------------------------------------------------------------------------------------------------
                                                                                      2,044          68,350
------------------------------------------------------------------------------------------------------------
Other Long-Term Liabilities                                                          21,736          20,742
Shareholders' Equity
   Preferred stock, par value $1.00: 2,000,000 shares authorized and unissued             -              -
   Common stock, par value $1.00: Authorized 40,000,000 shares
      Issued 6,647,255 shares in 1996 and 6,502,570 shares in 1995                    6,647           6,503
   Additional capital                                                                12,107          12,178
   Retained earnings                                                                 85,757          61,563
   Cumulative translation adjustment                                                 (1,837)         (4,618)
   Treasury stock, at cost                                                             (757)           (751)
------------------------------------------------------------------------------------------------------------
                                                                                    101,917          74,875
------------------------------------------------------------------------------------------------------------
Commitments and Contingencies
Total Liabilities and Shareholders' Equity                                         $176,689        $231,372
------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statement of Cash Flows

                                                                                       Year Ended December 31,
-----------------------------------------------------------------------------------------------------------------------
(In thousands)                                                                    1996            1995            1994
-----------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities of Continuing Operations
Net income (loss)                                                             $ 24,194        $(14,731)       $  2,147
Adjustments to reconcile net income (loss) to cash provided by (used in)
   continuing operating activities:
      Depreciation and amortization                                             17,457          17,400          14,146
      Deferred income taxes                                                      5,999          (6,387)         (1,497)
      Write-down of long-lived assets to net realizable value                    8,000           1,629               -
      (Income) loss from discontinued operations                                  (524)           (739)             63
      Gain on disposal of discontinued operation                                (8,434)              -               -
      Extraordinary loss on extinguishment of debt                               1,257               -               -
      Equity in net loss of Cerion Technologies                                    135               -               -
      Gain on disposition of Cerion Technologies stock                         (31,962)              -               -
      Gain on Cerion Technologies public stock offering                         (7,353)              -               -
      Loss on sale of mainland European photo business                           1,700               -               -
      Change in operating assets and liabilities, net of effects from acquisition and disposal of businesses:
            Accounts receivable                                                    369           9,345          (5,957)
            Inventories                                                          3,654           9,602          (5,760)
            Other assets                                                         6,377           5,900          (3,957)
            Accounts payable                                                    (2,407)         (3,257)             59
            Accrued expenses                                                   (11,441)          7,856         (13,446)
            Other long-term liabilities                                            643          (3,848)          2,144
            Income taxes payable                                                 4,081           1,738           9,029
-----------------------------------------------------------------------------------------------------------------------
   Cash provided by (used in) operating activities                              11,745          24,508          (3,029)

Cash Flows from Investing Activities of Continuing Operations
Investment in plant and equipment                                              (12,823)        (13,163)        (15,937)
Acquisition of businesses                                                            -         (27,596)              -
Proceeds from repayment of Cerion Technologies notes                            11,142               -               -
Proceeds from sale of mainland European photo business                           7,174               -               -
Proceeds from sale of Cerion Technologies stock, net                            33,080               -               -
-----------------------------------------------------------------------------------------------------------------------
   Cash provided by (used in) investing activities                              38,573         (40,759)        (15,937)

Cash Flows from Financing Activities of Continuing Operations
Proceeds from borrowings                                                         3,434          32,800          52,900
Repayment of borrowings                                                        (69,429)        (13,766)        (28,826)
Dividends paid                                                                       -          (3,450)         (4,569)
Proceeds and tax benefits from shares issued under stock option plans               73              14           1,081
Extinguishment of debt                                                            (952)              -               -
Purchase and reissuance of treasury stock                                           (6)             36              (2)
-----------------------------------------------------------------------------------------------------------------------
   Cash provided by (used in) financing activities                             (66,880)         15,634          20,584

Proceeds from sale of discontinued operations                                   28,000           6,950          11,115
Cash applied to activities of discontinued operations                             (219)         (8,173)         (8,612)
Effect of exchange rate changes on cash                                            409              11             215
-----------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                                11,628          (1,829)          4,336
Cash and cash equivalents at beginning of year                                   8,390          10,219           5,883
-----------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                                      $ 20,018        $  8,390        $ 10,219
-----------------------------------------------------------------------------------------------------------------------
Interest paid                                                                 $  3,406        $  7,565        $  2,457
-----------------------------------------------------------------------------------------------------------------------
Income taxes paid                                                             $  6,010        $  9,054        $  1,171
-----------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.

                                      -21-

Notes to Consolidated Financial Statements


Summary of Significant Accounting Policies

Basis of Consolidation: The accompanying consolidated financial statements include the accounts of Nashua Corporation and its wholly-owned subsidiaries ("the Company").

Revenue Recognition: Sales are recognized at the time the goods are shipped or when title passes.

Sale of Stock by a Subsidiary: The Company recognizes gains and losses on its subsidiary's direct sale of shares of stock in which the selling price of the subsidiary's shares is greater than or less than the Company's carrying value.

Use of Estimates: The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. The more significant areas requiring the use of management estimates relate to allowances for obsolete inventory and uncollectible receivables, environmental obligations, postretirement and other employee benefits, valuation allowances for deferred tax assets, future cash flows associated with assets, and useful lives for depreciation and amortization. Actual results could differ from those estimates.

Cash Equivalents: The Company considers all highly liquid investment instruments purchased with a maturity of three months or less to be cash equivalents. At December 31, 1996 and 1995, the Company held $13.9 million and $4.3 million, respectively, of various money market instruments carried at cost, which approximated market.

Accounts Receivable: The consolidated balance is net of allowance for doubtful accounts of $1.9 million at December 31, 1996 and $2.4 million at December 31, 1995.

Advertising Costs: The Company defers certain costs related to direct-response advertising of its products. Such costs are amortized over periods that correspond to the estimated revenue stream of the individual advertising program which is generally less than one year. Total deferred costs at December 31, 1996 and 1995 were $3.9 million and $6.4 million, respectively. The total amounts charged to expense for 1996, 1995 and 1994 were $36.1 million, $39.6 million and $25 million, respectively.

Inventories: Inventories are carried at the lower of cost or market. Cost is determined by the first-in, first-out ("FIFO") method for approximately 66 percent and 77 percent of the inventories at December 31, 1996 and 1995, respectively, and by the last-in, first-out ("LIFO") method for the balance. Had the FIFO method been used to cost all inventories, the inventory balances would have been approximately $2.9 million and $3.4 million higher at December 31, 1996 and 1995, respectively.

Plant and Equipment: Plant and equipment are stated at cost. Expenditures for maintenance and repairs are charged to operations as incurred, while additions, renewals and betterments of plant and equipment are capitalized. Items which are fully depreciated, sold, retired or otherwise disposed of, together with the related accumulated depreciation, are removed from the accounts and, where applicable, the related gain or loss is recognized.

     For financial reporting purposes, depreciation is computed using the straight-line method over the following estimated useful lives of the assets:

--------------------------------------------------------------------------------
Buildings and improvements                           5-40 years
Machinery and equipment                              3-20 years

The Company reviews the value of its plant and equipment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

Goodwill: Included in "Other Assets" is the excess of cost over the fair value of identifiable net assets acquired (goodwill), which is being amortized on a straight-line basis over periods ranging from 5 to 20 years. Goodwill amounted to $22 million and $32.6 million at December 31, 1996 and 1995, respectively, which is net of accumulated amortization of $9 million and $7.9 million, respectively. The Company reviews the value of its goodwill whenever events or changes in circumstances indicate that the carrying value may not be fully recoverable. See the Business Changes note.

Research and Development: Research and development costs are expensed as incurred.

Stock Compensation: The Company's employee stock option plans are accounted for in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." In 1996, the Company adopted the disclosure requirements of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation."

Income Taxes: Prepaid or deferred income taxes result principally from the use of different methods of depreciation and amortization for income tax and financial reporting purposes, the recognition of expenses for financial reporting purposes in years different from those in which the expenses are deductible for income tax purposes and the recognition of the tax benefit of net operating losses and other tax credits.

Foreign Currency Translation: The functional currency of the Company's foreign subsidiaries is the local currency. Accordingly, assets and liabilities of these subsidiaries have been translated using exchange rates prevailing at the appropriate balance sheet date and income statement items have been translated using average monthly exchange rates.

Financial Instruments: The Company enters into foreign exchange contracts as hedges against exposure to fluctuations in exchange rates associated with certain transactions denominated in foreign currencies. Market value gains or losses on these contracts are included in the results of operations and generally offset gains or losses on the related transactions. The Company also utilizes forward sales contracts to hedge market price exposure on anticipated sales of silver alloy, a by-product of its photofinishing process. The terms of the Company's forward contracts are generally less than one year. Gains and losses on these contracts are deferred and recognized as adjustments of carrying amounts when the hedged transaction occurs. Deferred gains or losses at December 31, 1996 and 1995 are not significant.

     The Company may selectively enter into interest rate swap agreements to reduce the impact of interest rate changes on its floating rate debt. The notional amounts of such agreements are used to measure carrying value (interest to be paid or received) and do not represent the amount of exposure to loss.

     In 1995, the Company entered into a three-year $10 million interest rate swap whereby the Company paid interest at a fixed rate of 5.68 percent and received interest at the three-month LIBOR rate which was 5.94 percent at December 31, 1995. Net interest payable or receivable was determined on a quarterly basis and was insignificant at December 31, 1995. On March 29, 1996, this swap agreement was terminated at a cost of $.1 million. All future payment obligations under this swap transaction are terminated.

     The Company does not hold or issue derivative financial instruments for trading purposes.

Concentrations of Credit Risk: Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, short-term investments, trade receivables and financial instruments used in hedging activities.

     The Company places its temporary cash investments with high credit quality financial institutions and in high quality commercial paper and, by policy, limits the amount of credit exposure with any one financial institution. Concentrations of credit risk with respect to accounts receivable are limited because a large number of geographically diverse customers make up the Company's customer base, thus spreading the trade credit risk. The Company performs ongoing credit evaluations of its customers' financial condition and maintains allowances for potential credit losses. The Company generally does not require collateral or other security to support customer receivables.

     The counterparties to the agreements relating to the Company's foreign exchange commitments consist of a number of high credit quality financial institutions. The Company does not believe that there is significant risk of nonperformance by these counterparties.

Environmental Expenditures: Environmental expenditures relating to ongoing operations are expensed when incurred unless the expenditures extend the life, increase the capacity or improve the safety or efficiency of the property; mitigate or prevent environmental contamination that has yet to occur and improve the property compared with its original condition; or are incurred for property held for sale.

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

Reclassification: Beginning in the fourth quarter of 1996, postage expenses related to prepaid photo mailers, which previously were treated as selling expenses, have been reclassified to cost of products sold. Such expenses amounted to $9.8 million, $6.3 million and $3.7 million for 1996, 1995 and 1994, respectively. All financial information has been restated to conform to this presentation.

Business Changes

Acquisitions and Dispositions: During the second quarter of 1996, the Company and Cerion completed the initial public offering of common stock of Cerion at a price of $13.00 per share. A total of 4,416,000 shares were sold, of which 1,615,000 were sold by Cerion and 2,801,000 were sold by the Company. The Company received net proceeds of $33.1 million and recorded a $32 million pretax gain on its sale of Cerion shares and a $7.3 million pretax gain from the Company's interest in the shares sold by Cerion. As a result of the sale, the Company's ownership of Cerion was reduced to 37.1 percent, and accordingly, the Company now uses the equity method of accounting for its investment in Cerion common stock.

     During the fourth quarter of 1996, the Company completed the sale of its mainland European photo business. The Company received proceeds of approximately $7 million and recorded a net pretax loss of $1.7 million. During the second quarter of 1996, the Company recorded a $7 million charge in the mainland European photo business to write-down the value of its goodwill.

     In 1995, the Company acquired the mainland European photo business, along with a wholesale film processing business in Northern Ireland from Nexus Photo Ltd. The total purchase price was $27.6 million. The acquisition was accounted for as a purchase business combination and resulted in the recording of approximately $22 million of related intangible assets, of which $12.7 million related to the mainland European photo business.

Discontinued Operations: During the second quarter of 1996, the Company sold its Tape Products Division for approximately $28 million and as a result, recorded an after tax gain of $8.4 million. During the second quarter of 1994, the Company sold substantially all of its Computer Products businesses for total cash proceeds of $11.1 million, subordinated notes of $4.9 million and future royalty payments based on sales of the oxide disk and head-disk-assembly operations. In addition, the Company received cash proceeds of $2 million based on the 1994 operating results of the thin-film disk operation. As a result of the sale of these businesses, the related results of operations are reported as discontinued operations in the accompanying Consolidated Statement of Operations.

     During the first quarter of 1994, the Company offered its employees an early retirement program and recorded an additional pretax charge of $3.1 million to discontinued operations related to that program.

     The 1994 results of operations of the thin-film disk, oxide disk and head-disk-assembly operations, as well as the Tape Products Division results for 1996, 1995 and 1994 are summarized as follows:

                                                    Year Ended
--------------------------------------------------------------------------------
                                               Dec. 31,    Dec. 31,    Dec. 31,
(In thousands)                                    1996        1995        1994
--------------------------------------------------------------------------------
Net sales                                      $23,632     $58,444     $78,911
Income before income taxes                         876       1,239         157
Income tax expense                                 352         500         220
--------------------------------------------------------------------------------
Income (loss) from discontinued operations     $   524     $   739     $   (63)
--------------------------------------------------------------------------------

Restructuring and Other Unusual Charges: The net restructuring and other unusual charges of $7.2 million in 1996 included a $7 million charge in the second quarter for the write-down of goodwill in the mainland European photo business, a $1.7 million net pretax loss on the sale of that business in the fourth quarter, $1.2 million for the cost of divesting the OPC drum product line, and $1.3 million and $.2 million for other business unit and functional realignments in Corporate and the Photo Group, respectively. These charges were partially offset by $4.2 million of income associated with reassessment in 1996 of certain charges recorded in 1995 for product and channel rationalizations in the Commercial Products Group. Details of the charges related to continuing operations and the activity recorded during 1996 are as follows:

                                                               Balance                                   Balance
                                                               Dec. 31,   Current Year    Current Year   Dec. 31,
(In thousands)                                                   1995      Provision         Charges        1996
------------------------------------------------------------------------------------------------------------------
1996  Activity:
Provisions for severance related to workforce reductions       $2,600        $   315         $ 2,125      $  790
Provisions related to other personnel costs                       150              -             150           -
Provisions for assets to be sold or discarded                     -           11,325           8,000       3,325
Other                                                           2,050          1,925           1,710       2,265
------------------------------------------------------------------------------------------------------------------
Total                                                          $4,800        $13,565         $11,985      $6,380
------------------------------------------------------------------------------------------------------------------

The provision for assets to be sold or discarded relates primarily to the net assets of the OPC drum product line and certain assets of the mainland European photo business. All charges, excluding asset write-downs, are principally cash in nature and are expected to be funded from operations. Disposal of the assets is expected to be completed in 1997. The restructuring activities provided for in the balance at December 31, 1995, were substantially completed at December 31, 1996 and resulted in annualized savings of approximately $5 million.

     The total restructuring and other unusual charges of $16.2 million in 1995 included $14.3 million related to the Commercial Products Group, primarily for business unit and functional realignments, product and channel rationalizations, inventory write-downs related to the remanufactured cartridge operation and cost reduction initiatives. The remainder of the 1995 charges resulted primarily from changes in the Company's executive management during the year, including severance and other personnel related costs. The 1995 restructuring and other unusual charges included charges of $8.2 million and $8 million in the third and fourth quarters, respectively. Details of the charges related to continuing operations and the activity recorded during 1995 are as follows:

                                                               Balance                                Balance
                                                               Dec. 31,          1995         1995    Dec. 31,
(In thousands)                                                    1994       Provision     Charges       1995
---------------------------------------------------------------------------------------------------------------
1995  Activity:
Provisions for severance related to workforce reductions        $1,550          $3,000      $1,950     $2,600
Provisions related to other personnel costs                        150             850         850        150
Provisions for assets to be sold or discarded                    1,250           8,800      10,050          -
Other                                                                -           3,550       1,500      2,050
---------------------------------------------------------------------------------------------------------------
Total                                                           $2,950         $16,200     $14,350     $4,800
---------------------------------------------------------------------------------------------------------------

The 1995 provision for workforce reductions included amounts for salary and benefit continuation for approximately 110 employees as part of the Commercial Products Group reorganization and product rationalization. The 1995 provision for assets to be sold or discarded included approximately $5.6 million related to cartridge inventory write-downs, as well as other asset write-downs resulting from product and channel rationalization within the Commercial Products Group. The cartridge inventory charges related primarily to excess empty cartridges received in 1995 under rebate programs and contractual obligations, most of which had been terminated by the end of 1995. At December 31, 1996, substantially all employee reductions related to these actions had been completed. All charges, excluding asset write-downs, were principally cash in nature and were funded from operations. All restructuring activities provided for in the balance at December 31, 1994 were completed in 1995. Amounts incurred did not change materially from the reserve balance of $3 million.


Indebtedness

During 1996, the Company renegotiated its unsecured $75 million revolving credit facility and its senior note agreement. Since September 29, 1995, the Company had not been in compliance with certain financial covenants and the lenders provided the Company with a forbearance during which time the parties negotiated amendments to the lending agreements in order to allow the Company to remain in compliance. As a result of the 1996 negotiations, the revolving credit facility was replaced by a bank facility (the "Bank Facility"). The Bank Facility designated $48 million that was outstanding under the previous revolving credit facility as a term loan with the remainder as outstanding under a new revolving credit facility. The Bank Facility has a total of $10 million of credit available under its revolving credit facility, of which $5 million is available exclusively for letters of credit. At December 31, 1996, the Company was obligated under approximately $3.7 million in standby letters of credit. Interest on amounts outstanding under the Bank Facility is payable at prime rate plus .5 percent. The revised senior note agreement increased the interest rate from 9.67 percent to 11.85 percent per annum. The Bank Facility requires a commitment fee of .5 percent per annum on unused amounts, as well as a 2 percent per annum fee on letters of credit.

     As a result of the Cerion stock offering, the Tape Products Division sale and the sale of the mainland European photo business, the term loan portion of the Bank Facility and the revised senior notes were repaid during 1996, and as of December 31, 1996, there were no borrowings under the revolving credit facility portion of the Bank Facility, which expires on December 31, 1997. At December 31, 1995, borrowings of $53 million and $15 million were outstanding under the unsecured $75 million revolving credit facility and the senior note agreement, respectively.

     Borrowings under the Bank Facility are collateralized by a security interest in the Company's receivables and inventory, assets of the domestic and certain foreign subsidiaries and the stock of certain foreign subsidiaries. The agreement contains certain financial covenants with respect to tangible net worth, capital expenditures, cash flows and the ratio of cash flows to fixed charges. In addition, without prior consent of the lenders, the agreement does not allow the payment of dividends and restricts, among other things, the incurrence of additional debt, guarantees, lease arrangements or sale of certain assets. As of December 31, 1996, the Company was in compliance with these covenants.

     In 1996, the Company recorded a $1.3 million extraordinary loss, net of a $.9 million income tax benefit, associated with the write-off of deferred debt issuance costs and prepayment penalties.

     On December 26, 1996, the Company entered into a note agreement under which the Company borrowed $2.6 million. The note is to be paid back in sixty equal monthly payments, starting in January 1997. The note bears interest per annum equal to 2.5 percent above the LIBOR rate which was 5.6 percent at December 31, 1996. The note is collateralized by a security interest in certain equipment.

     The fair value of the Company's total debt approximated its recorded amount at December 31, 1996 and 1995, respectively. The fair value is based on management's estimate of current rates available to the Company for similar debt with the same remaining maturity.

Income Taxes

The domestic and foreign components of income (loss) from continuing operations before income taxes are as follows:

(In thousands)                                                                              1996            1995            1994
--------------------------------------------------------------------------------------------------------------------------------
Domestic                                                                                 $35,730        $(22,766)       $ (1,775)
Foreign                                                                                   (7,096)          2,617           5,806
--------------------------------------------------------------------------------------------------------------------------------
Consolidated                                                                             $28,634        $(20,149)       $  4,031
--------------------------------------------------------------------------------------------------------------------------------

Income tax expense (benefit) charged to continuing operations consists of the following:

(In thousands)                                                                              1996            1995            1994
--------------------------------------------------------------------------------------------------------------------------------
Current:
   United States                                                                         $ 4,911        $      -        $      -
   Foreign                                                                                   620           1,708           3,303
   State and local                                                                           611              -               15
--------------------------------------------------------------------------------------------------------------------------------
Total current                                                                              6,142           1,708           3,318
Deferred:
   United States                                                                           6,054          (6,703)           (612)
   Foreign                                                                                  (447)            316            (885)
   State and local                                                                           392               -               -
--------------------------------------------------------------------------------------------------------------------------------
Total deferred                                                                             5,999          (6,387)         (1,497)
--------------------------------------------------------------------------------------------------------------------------------
Income tax expense (benefit)                                                             $12,141        $ (4,679)       $  1,821
--------------------------------------------------------------------------------------------------------------------------------

Deferred tax liabilities (assets) are comprised of the following:
(In thousands)                                                                                              1996            1995
--------------------------------------------------------------------------------------------------------------------------------
Depreciation                                                                                            $  3,807        $  3,859
Basis in Cerion stock                                                                                      2,893               -
Other                                                                                                      1,585           1,478
--------------------------------------------------------------------------------------------------------------------------------
Gross deferred tax liabilities                                                                             8,285           5,337
--------------------------------------------------------------------------------------------------------------------------------
Restructuring                                                                                             (2,528)         (1,886)
Pension and postretirement benefits                                                                       (8,691)         (9,386)
Loss and credit carryforwards                                                                             (7,126)        (21,478)
Workers compensation accrual                                                                                (903)         (1,343)
Inventory reserve                                                                                         (1,170)         (2,673)
Bad debt reserve                                                                                            (928)         (1,086)
Other                                                                                                     (3,734)         (1,997)
--------------------------------------------------------------------------------------------------------------------------------
Gross deferred tax assets                                                                                (25,080)        (39,849)
Deferred tax assets valuation allowance                                                                      328           3,300
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                        $(16,467)       $(31,212)
--------------------------------------------------------------------------------------------------------------------------------

Reconciliations between income taxes from continuing operations computed using the United States statutory income tax rate and the Company's effective tax rate are as follows:

                                                                                            1996            1995            1994
--------------------------------------------------------------------------------------------------------------------------------
United States statutory rate (benefit)                                                      35.0%          (35.0)%          35.0%
Goodwill                                                                                     1.0             1.5             8.2
State and local income taxes, net of
   federal tax benefit                                                                       2.5            (5.6)             .2
Tax asset valuation                                                                          1.9            16.4               -
Foreign tax credits                                                                            -            (1.6)              -
Rate difference-foreign subsidiaries                                                          .6             (.3)           (3.1)
Other, net                                                                                   1.4             1.4             4.9
--------------------------------------------------------------------------------------------------------------------------------
Effective tax rate (benefit)                                                                42.4%          (23.2)%          45.2%
--------------------------------------------------------------------------------------------------------------------------------

At December 31, 1996, $7.8 million and $8.7 million of net tax assets were included in "Other Current Assets" and "Other Assets," respectively. At December 31, 1995, $19.3 million and $11.9 million of net tax assets were included in "Other Current Assets" and "Other Assets," respectively.

     At December 31, 1996, the Company had $4.7 million and $2.4 million of net operating loss carryforward benefits and tax credit carryforwards, respectively, which are primarily available to offset certain future domestic taxable earnings. The net operating loss carryforward benefits expire as follows: $.5 million in 1999; $2.6 million in 2000; and $1.6 million thereafter. The tax credit carryforwards expire as follows: $.2 million in 1997; $.1 million in 1998; $.1 million in 1999; $.2 million in 2000; and $1.8 million thereafter. Management believes that the Company will generate sufficient future taxable income to realize deferred tax assets prior to the expiration of any net operating loss carryforwards or tax credit carryforwards and that realization of the net deferred tax assets is more likely than not.

     During 1994, the Internal Revenue Service ("IRS") completed an examination of the Company's corporate income tax returns for the years 1988 through 1991. As a result of the IRS' findings, the Company agreed to and paid additional taxes and interest of $7.8 million in January 1995 in connection with adjustments related mainly to the tax treatment of certain items associated with the 1990 sale of the International Office Systems business. On January 13, 1995, the IRS issued a Notice of Proposed Adjustment in the amount of $8.7 million in connection with the tax years 1990 and 1991 relating to the tax treatment of income recognized in connection with the 1990 sale of the International Office Systems business. The Company disagreed with the position taken by the IRS and filed a formal protest of the proposed adjustment on February 9, 1995. On November 25, 1996, the IRS and the Company reached an agreement in connection with the tax years 1990 and 1991 in which the Company agreed to an additional tax payment before interest in the amount of $.5 million for 1990 and a tax refund before interest in the amount of $.4 million for 1991. On February 4, 1997, the Company received a payment from the IRS in the amount of $.4 million in connection with the settlement of 1991. On February 3, 1997, the IRS issued the Company an assessment in the amount of $2.5 million, of which $.5 million represents agreed taxes due and $2 million represents interest on such taxes. The Company disagrees with the interest portion of the amount and intends to challenge such assessment. In management's opinion, the ultimate disposition of this matter will not have a material adverse effect on the financial position or results of operations of the Company.

     It is management's intention to reinvest undistributed earnings of foreign subsidiaries which in the aggregate were approximately $22 million at December 31, 1996. These earnings could become subject to additional tax if they were remitted as dividends, if foreign earnings were lent to the Company or if the Company should sell its stock in the subsidiaries. It is not practicable to estimate the amount of additional tax that might be payable on undistributed foreign earnings.

Shareholders' Equity

On July 19, 1996, the Company's Board of Directors adopted a Shareholder Rights Plan in which preferred stock purchase rights ("Rights") were distributed on September 2, 1996 to holders of record on August 15, 1996 ("Record Date") as a dividend at the rate of one Right for each share of the Company's common stock outstanding as of the close of business on the Record Date. These Rights replaced the rights outstanding under the Company's August 22, 1986 Rights Agreement, which expired on September 2, 1996. Rights will also attach to shares of common stock issued after the Record Date.

     Each Right will entitle the holders of common stock of the Company to purchase one one-hundredth of a share of Series B Junior Participating Preferred Stock of the Company ("Series B Stock") at an exercise price of $75.00 (subject to adjustment). Each share of Series B Stock would entitle its holder to a quarterly dividend of $1.00 per share, an aggregate dividend of 100 times any dividend declared on common stock and, in the event of liquidation of the Company, each such share would entitle its holder to a payment of $1.00 plus 100 times the payment made per share of common stock. Initially, the Rights will be attached to all certificates representing outstanding shares of common stock. The Rights will detach and become exercisable only after a person or group acquires beneficial ownership of 10 percent or more of the common stock of the Company or announces a tender or exchange offer that would result in such person or group owning 10 percent or more of the common stock of the Company.

     After a person becomes the beneficial owner of 10 percent or more of the shares of common stock of the Company, except pursuant to a tender or exchange offer for all shares at a fair price as determined by the outside Board members, each Right not owned by the 10 percent or more shareholder will enable its holder to purchase that number of shares of the Company's common stock which equals the exercise price of the Right divided by one-half of the current market price of such common stock at the date of the occurrence of the event ("Triggering Event"). After the occurrence of a Triggering Event, the Company's Board of Directors may, at their option, exchange one share of common stock or one one-hundredth of a share of Series B Stock for each Right (other than Rights held by the 10 percent or more shareholder). In addition, if the Company is involved in a merger or other business combination transaction with another person or group in which it is not the surviving corporation or in connection with which its common stock is changed or converted, or it sells or transfers 50 percent or more of its assets or earning power to another person, each Right that has not previously been exercised will entitle its holder (other than the 10 percent or more shareholder) to purchase that number of shares of common stock of such other person which equals the exercise price of the Right divided by one-half of the current market price of such common stock at the date of the occurrence of the event.

     The Company will generally be entitled to redeem the Rights at $.01 per Right at any time until the 10th day following public announcement that a 10 percent stock position has been acquired and in certain other circumstances. The Rights will expire on September 2, 2006, unless earlier redeemed or exchanged.

     In 1989, the Board of Directors authorized the Company to repurchase up to 1,000,000 shares of its common stock. As of December 31, 1996, the Company had purchased 435,625 shares under this authorization.

     The following summarizes the changes in selected shareholders' equity accounts for each of the three years in the period ended December 31, 1996:
                                                             Common Stock                    Cumulative        Treasury Stock
                                                         --------------------  Additional   Translation      -------------------
 (In thousands, except share data)                       Shares     Par Value    Capital     Adjustment      Shares         Cost
--------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1993                             6,340,430       $6,340     $11,246       $(5,844)    (24,590)       $(785)
Stock options exercised and related tax benefit           56,140           57       1,024             -           -            -
Translation adjustments and gains and losses
   from certain inter-company balances                         -            -           -           916           -            -
Purchase of treasury shares                                    -            -           -             -         (60)          (2)
--------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1994                             6,396,570        6,397      12,270        (4,928)    (24,650)        (787)
Stock options exercised and related tax benefit            1,000            1          13             -           -            -
Translation adjustments and gains and losses
   from certain inter-company balances                         -            -           -           310           -            -
Restricted stock issuances                               105,000          105       1,299             -           -            -
Deferred compensation                                          -            -      (1,404)            -           -            -
Purchase of treasury shares                                    -            -           -             -        (110)          (2)
Reissuance of treasury shares                                  -            -           -             -       1,140           38
--------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1995                             6,502,570        6,503      12,178        (4,618)    (23,620)        (751)
Stock issued for Director compensation                     4,685            4          69             -           -            -
Translation adjustments and gains and losses
   from certain inter-company balances                         -            -           -         2,781           -            -
Restricted stock issuances                               145,000          145       1,873             -           -            -
Deferred compensation                                          -            -      (1,951)            -           -            -
Restricted stock forfeiture                               (5,000)          (5)        (62)            -           -            -
Purchase of treasury shares                                    -            -           -             -        (410)          (6)
--------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1996                             6,647,255       $6,647     $12,107       $(1,837)    (24,030)       $(757)
--------------------------------------------------------------------------------------------------------------------------------


Stock Option and Stock Award Plans

The Company has four stock compensation plans at December 31, 1996: the 1980 Stock Award Plan ("1980 plan"), the 1987 Stock Option Plan ("1987 plan"), the 1993 Stock Incentive Plan ("1993 plan"), and the 1996 Stock Incentive Plan ("1996 plan"). Awards may no longer be granted under the 1980 plan, the 1987 plan and the 1993 plan. Awards under the 1996 plan are made at the discretion of the Leadership and Compensation Committee (formerly the Executive Salary Committee) of the Board of Directors ("the Committee").

     Under the 1980 plan, stock options awarded which are outstanding at December 31, 1996, are currently exercisable and expire on the tenth anniversary of the date of grant.

     Under the 1987 plan, nonqualified stock options and incentive stock options have been awarded and become exercisable either (a) 50 percent on the first anniversary of grant and the remainder on the second anniversary of grant, (b) 100 percent at six months from the date of grant, (c) 100 percent at one year from the date of grant, or (d) otherwise as determined by the Committee. Certain options may become exercisable immediately in the event of a change of control as defined under this plan. Nonqualified stock options expire 10 years and one day from the date of grant, and incentive stock options expire 10 years from the date of grant.

     Under the 1993 plan, nonstatutory stock options, incentive stock options and shares of performance based restricted stock have been awarded. Under the 1996 plan, nonstatutory stock options, incentive stock options and shares of performance based restricted stock may be awarded. Stock options under both plans generally become exercisable either (a) 50 percent on the first anniversary of grant and the remainder on the second anniversary of grant, (b) 100 percent at one year from the date of grant, or (c) otherwise as determined by the Committee. Certain options may become exercisable immediately in the event of a change in control as defined under these plans. Nonstatutory stock options under both plans expire 10 years and one day from the date of grant, and incentive stock options expire 10 years from the date of grant. Performance based restricted stock awards under both plans have been granted to certain key executives and are earned only if the closing price of the Company's common stock meets specific target prices for certain defined periods of time. During 1996, the Company granted 120,000 shares of performance based restricted stock under the 1993 plan and 25,000 shares of performance based restricted stock under the 1996 plan. Under both plans, restrictions on such shares lapse in equal amounts when the average closing price of the Company's common stock reaches $20, $25 and $30, respectively, for a consecutive 30 trading day period. Shares issued under the plans are initially recorded at their fair market value on the date of grant with a corresponding charge to additional capital representing the unearned portion of the award. Shares of performance based restricted stock are forfeited if the specified average closing prices of the Company's common stock are not met within five years of grant or the executive leaves the Company.

     In the event of a change of control, as defined in the 1987 plan, certain option holders may, with respect to stock option agreements which so provide, have a limited right with respect to options under the plans to elect to surrender the options and receive cash or shares equal in value to the difference between the option price and the larger of either the highest reported price per share on the New York Stock Exchange during the sixty-day period before the change in control or, if the change in control is the result of certain defined transactions, the highest price per share paid in such defined transactions. In respect of holders of performance based restricted stock, any time limitations shall lapse and such stock becomes fully vested, provided performance conditions have been met.

     A summary of the status of the Company's fixed stock option plans as of December 31, 1996 and 1995 and changes during the years ended on those dates is presented below:

                                                                  1996                            1995
-----------------------------------------------------------------------------------------------------------------
                                                                         Weighted                        Weighted
                                                                          Average                         Average
                                                           Shares  Exercise Price          Shares  Exercise Price
-----------------------------------------------------------------------------------------------------------------
Outstanding beginning of year                             505,909          $22.88         385,834          $29.06
Granted                                                   150,000           11.86         298,500           17.24
Exercised                                                       -               -          (1,000)          13.75
Forfeited - non-vested                                    (35,775)          17.39         (88,775)          23.22
Forfeited - exercisable                                  (147,520)          28.22         (88,650)          30.56
Expired                                                    (2,900)          19.38               -               -
-----------------------------------------------------------------------------------------------------------------
Outstanding end of year                                   469,714          $18.12         505,909          $22.88
Options exercisable at end of year                        251,214          $22.04         239,459          $28.80

Weighted average fair value of options granted
   during the year (exercise price equals market price)                    $ 4.88                          $ 4.92

The following table summarizes information about stock options outstanding at December 31, 1996:


                                             Options Outstanding                                     Options Exercisable
--------------------------------------------------------------------------------------------------------------------------------
                                                        Weighted
                                     Number              Average             Weighted                Number             Weighted
                             Outstanding at            Remaining              Average        Exercisable at              Average
Range of Exercise Prices           12/31/96     Contractual Life       Exercise Price              12/31/96       Exercise Price
---------------------------------------------------------------------------------------------------------------------------------
$ 9.63 -  $14.38                    191,200            9.1 years               $11.70                52,850               $12.99
 15.75 -   22.63                    165,650            8.6 years                18.19                85,500                18.58
 25.50 -   29.50                     72,564            6.2 years                26.43                72,564                26.43
 30.25 -   34.63                     40,300            2.8 years                33.35                40,300                33.35
--------------------------------------------------------------------------------------------------------------------------------
$ 9.63 -  $34.63                    469,714            8.0 years               $18.12               251,214               $22.04

The number and weighted average fair value per share of restricted stock granted during 1996 and in 1995 is as follows:

                                                           1996           1995
-------------------------------------------------------------------------------
Restricted Stock:
   Number of shares                                      145,000        105,000
   Weighted average fair value per restricted share       $ 2.06         $ 2.56
   Weighted average share price at grant date             $13.91         $13.38

The Company has adopted the disclosure-only provisions of Statement of Financial
Accounting Standards ("SFAS") No. 123 "Accounting for Stock-Based Compensation," issued in October 1995. The Company continues to measure compensation cost using the intrinsic value based method of accounting prescribed by APB Opinion 25. If the Company had elected to recognize compensation cost based on the fair value of the options and restricted stock granted at grant date as prescribed by SFAS
No. 123, net income and earnings per share would have been reduced to the pro forma amounts indicated below:

(In thousands, except per share amounts)                    1996           1995
-------------------------------------------------------------------------------
Net income (loss) - as reported                          $24,194       $(14,731)
Net income (loss) - pro forma                            $23,445       $(15,188)

Earnings (loss) per share - as reported                  $  3.78       $  (2.31)
Earnings (loss) per share - pro forma                    $  3.66       $  (2.38)

The assumptions and methods used in estimating the fair value at the grant date of options and restricted shares granted are listed below:

                                                                Grant Year
--------------------------------------------------------------------------------
                                                           1996            1995
--------------------------------------------------------------------------------
Volatility of Share Price:
   Options                                                 31.0%           28.0%
   Restricted stock                                         6.0%            6.0%
Dividend Yield:
   Options                                                    -             2.9%
   Restricted stock                                           -               -
Interest Rate:
   Options                                                  6.2%            6.4%
   Restricted stock                                         5.6%            5.7%
Expected Life of Options                               5.6 years       5.9 years
Valuation Methodology:
   Options                                    Black-Scholes Option Pricing Model
   Restricted stock                                       Binomial Pricing Model

Because the determination of the fair value of all options granted includes vesting periods over several years and additional option grants are expected to be made each year, the above pro forma disclosures are not representative of pro forma effects of reported net income for future periods.


Commitments and Contingencies

Rent expense for office equipment, facilities and vehicles was $2.6 million, $2.5 million and $2.1 million for 1996, 1995 and 1994, respectively. At December 31, 1996, the Company was committed, under non-cancelable operating leases, to minimum annual rentals as follows: 1997 - $2 million; 1998 - $1.7 million; 1999
- $1.6 million; 2000 - $1.4 million; thereafter - $11 million.

     At December 31, 1996, the Company was obligated under approximately $3.7 million in standby letters of credit.

     In April 1994, Ricoh Company, Ltd. and Ricoh Corporation ("Ricoh") filed a Complaint with the United States District Court, District of New Hampshire, alleging the Company's infringement of the U.S. patents 4,611,730 and 4,878,603 relating to certain toner cartridges for Ricoh copiers. The Complaint seeks damages and injunctive relief. The case was tried in the second quarter of 1996. The Company believes it has substantial defenses but it cannot predict the outcome. Ricoh alleged that its damages, if it were successful on the merits, would be approximately $10 million as of the date of the trial, and the Company alleged that even if Ricoh were to prevail that such damages should be in the range of $.1 million to $.4 million. Ricoh also is seeking treble damages and attorneys' fees for willful infringement, but the Company believes an award for such damages is unlikely. The Company is awaiting the Court's decision.

     In August and September 1996, two individual plaintiffs initiated lawsuits against the Company, Cerion, certain directors and officers of Cerion, and the Company's underwriter, on behalf of classes consisting of all persons who purchased the common stock of Cerion between May 24, 1996 and July 9, 1996. The complaints allege that, in connection with the Cerion initial public offering, the defendants issued certain materially false and misleading statements and omitted the disclosure of material facts, in particular, certain matters concerning significant customer relationships. The complaints seek damages and injunctive relief. The Company believes these lawsuits are without merit and it has substantial defenses and intends to vigorously defend against these actions.

     The Company is involved in certain environmental matters and has been designated by the Environmental Protection Agency ("EPA") as a "potentially responsible party" ("PRP") for certain hazardous waste sites. In addition, the Company has been notified by certain state environmental agencies that some of the Company sites not addressed by the EPA require remedial action. These sites are in various stages of investigation and remediation. Due to the unique physical characteristics of each site, the technology employed, the extended timeframes of each remediation, the interpretation of applicable laws and regulations and the financial viability of other potential participants, the ultimate cost to the Company of remediation for each site is difficult to determine. At December 31, 1996, based on the facts currently known and the Company's prior experience with these matters, the Company has concluded that there is at least a reasonable possibility that site assessment, remediation and monitoring costs will be incurred by the Company with respect to those sites which can be reasonably estimated in the aggregate range of $1.4 million to $1.6 million. This range is based, in part, on an allocation of certain sites' costs which, due to the joint and several nature of the liability, could increase if the other PRPs are unable to bear their allocated share. At December 31, 1996, the Company has accrued $1.6 million which represents, in management's view, the most likely amount within the range stated above. Based on information currently available to the Company, management believes that it is probable that the major responsible parties will fully pay the costs apportioned to them. Management believes that, based on its financial position and the estimated environmental accrual recorded, its remediation expense with respect to those sites is not likely to have a material adverse effect on its consolidated financial position or results of operations.

Postretirement Benefits

Pension Plans: The Company and its subsidiaries have several pension plans which cover substantially all of its regular full-time employees. Benefits under these plans are generally based on years of service and the levels of compensation during those years. The Company's policy is to fund amounts deductible for income tax purposes. Assets of the plans are invested in common stocks, fixed-income securities and interest-bearing cash equivalent instruments.

     Net periodic pension cost from continuing operations for the plans, exclusive of enhanced early retirement and curtailment pension costs, includes the following components:

(In thousands)                                        1996             1995            1994
-------------------------------------------------------------------------------------------
Service cost-benefits earned during the period     $  2,890        $  2,490         $ 2,771
Interest cost on projected benefit obligation         8,709           8,581           7,916
Actual return on plan assets                        (15,491)        (23,622)          1,826
Net amortization and deferral                         6,137          15,281          (9,491)
-------------------------------------------------------------------------------------------
Net periodic pension cost                          $  2,245        $  2,730         $ 3,022
-------------------------------------------------------------------------------------------

In February 1994, the Company offered certain of its United States employee groups an enhanced early retirement pension benefit. The cost of the enhanced pension benefit was $4.2 million, $2.2 million of which was attributable to discontinued operations. In 1996, the Company recognized a curtailment expense of $.3 million relating to the Tape Products Division sale.

     The following sets forth the funded status of the plans and the amounts recognized in the Company's consolidated balance sheet at December 31, 1996:

                                                            Accumulated Benefit Obligation
-------------------------------------------------------------------------------------------
(In thousands)                                             Less Than Assets  Exceeds Assets
-------------------------------------------------------------------------------------------
Actuarial present value of:
   Vested benefit obligation                                       $113,000         $ 2,682
-------------------------------------------------------------------------------------------
   Accumulated benefit obligation                                  $113,460         $ 2,682
-------------------------------------------------------------------------------------------
   Projected benefit obligation                                    $115,990         $ 2,695
-------------------------------------------------------------------------------------------
Market value of plan assets                                        $126,687         $     -
-------------------------------------------------------------------------------------------
Plan assets in excess of (less than) projected benefit obligation  $ 10,697         $(2,695)
Unrecognized transition (asset) obligation                             (249)             55
Unrecognized prior service costs                                      4,342             600
Unrecognized net gain                                               (20,811)           (338)
Additional liability                                                      -            (304)
-------------------------------------------------------------------------------------------
Accrued pension cost                                               $ (6,021)        $(2,682)
-------------------------------------------------------------------------------------------

The following sets forth the funded status of the plans and the amounts recognized in the Company's consolidated balance sheet at December 31, 1995:

                                                            Accumulated Benefit Obligation
-------------------------------------------------------------------------------------------
(In thousands)                                             Less Than Assets  Exceeds Assets
-------------------------------------------------------------------------------------------
Actuarial present value of:
   Vested benefit obligation                                        $49,661         $68,399
-------------------------------------------------------------------------------------------
   Accumulated benefit obligation                                   $49,855         $68,557
-------------------------------------------------------------------------------------------
   Projected benefit obligation                                     $50,284         $70,696
-------------------------------------------------------------------------------------------
Market value of plan assets                                         $54,511         $62,583
-------------------------------------------------------------------------------------------
Plan assets in excess of (less than) projected benefit obligation   $ 4,227         $(8,113)
Unrecognized transition (asset) obligation                           (1,929)          2,025
Unrecognized prior service costs                                      1,322           4,297
Unrecognized net gain                                                (2,140)         (7,368)
Additional liability                                                      -            (617)
-------------------------------------------------------------------------------------------
Prepaid (accrued) pension cost                                      $ 1,480         $(9,776)
-------------------------------------------------------------------------------------------

Approximately $10.3 million and $4.2 million of the accrued pension cost for 1996 and 1995, respectively, are included in "Other Long-Term Liabilities" in the accompanying consolidated balance sheet.

     The significant actuarial assumptions used for the plans' valuations were:

                                                           1996             1995
--------------------------------------------------------------------------------
Weighted average discount rate                              7.8%             7.4%
Expected long-term rate of return on plan assets            9.7%             9.7%
Rate of increase in future compensation levels              5.1%             5.1%

Retiree Health Care and Other Benefits: The Company provides certain health care and other benefits to eligible retired employees and their spouses. Salaried participants generally become eligible for retiree health care benefits after reaching age 60 with ten years of service. Benefits, eligibility and cost-sharing provisions for hourly employees vary by location or bargaining unit. Generally, the medical plans are fully insured managed care plans. In 1993, the postretirement benefit plan was changed to share the cost of benefits with all retirees, resulting in an unrecognized benefit which is being amortized over the future service period of the active employees. The cost sharing change related primarily to the Tape Products Division workforce and as a result of the Tape Products Division sale, the Company included the recognition of a $3.6 million benefit in the gain on the disposal. Also, $1.5 million of postretirement liabilities were assumed by the new owner of the Tape Products Division.

     The following table sets forth the funded status of the plans, reconciled to the accrued postretirement benefit cost recognized in the Company's balance sheet:

(In thousands)                                             1996             1995
--------------------------------------------------------------------------------
Accumulated postretirement benefit obligation:
   Retirees                                            $  6,505         $  7,143
   Fully eligible active plan participants                1,039            1,483
   Other active participants                                675            1,815
--------------------------------------------------------------------------------
Market value of plan assets                                   -                -
Accumulated postretirement benefit obligation
   in excess of plan assets                              (8,219)         (10,441)
Unrecognized prior service benefit                         (818)          (4,589)
Unrecognized net gain                                    (2,762)          (2,208)
--------------------------------------------------------------------------------
Accrued postretirement benefit cost                    $(11,799)        $(17,238)
--------------------------------------------------------------------------------

Approximately $11.1 million and $16.5 million of accrued postretirement benefits for 1996 and 1995, respectively, are included in "Other Long-Term Liabilities" in the accompanying consolidated balance sheet.

     Net periodic postretirement benefit cost of continuing operations, exclusive of enhanced early retirement costs, included the following components:

(In thousands)                                      1996        1995        1994
--------------------------------------------------------------------------------
Service cost of benefits earned                    $  81       $  85       $ 133
Interest cost on accumulated postretirement
   benefit obligation                                620         768         942
Amortization of prior service benefit               (370)       (724)       (554)
--------------------------------------------------------------------------------
Net periodic postretirement benefit cost           $ 331       $ 129       $ 521
--------------------------------------------------------------------------------

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

     For measurement purposes, a 5.5 percent annual rate of increase in the cost of medical benefits was assumed for the various plans in 1996. This rate was assumed to decrease gradually to 5 percent in 1999 and remain at that level thereafter. The discount rate used in determining the accumulated postretirement benefit obligation was 7.75 percent.

     If the future health care cost trend rate were increased 1 percent, the accumulated postretirement benefit obligation as of December 31, 1996 would have increased by 1 percent. The effect of this assumed change on the aggregate of service and interest cost for 1996 would have been an increase of 6 percent.

Information About Operations

The Company conducts business in three segments: Commercial Products Group, Photo Group and Cerion. The Commercial Products Group produces and sells facsimile and thermal papers, pressure-sensitive labels, specialty papers, and copier and laser printer supplies primarily to domestic resellers, original equipment manufacturers and private label distributors. The Photo Group provides photo related services to amateur photographers through mail-order in North
America, the United Kingdom and Northern Ireland, as well as through retail establishments in Northern Ireland and The Republic of Ireland. Cerion manufactures precision metallic parts primarily for the domestic computer industry. As previously discussed in the Business Changes note, the Company and Cerion completed an initial public offering of common stock in May 1996. As a result of the public offering, the Company's ownership of Cerion was reduced to
37.1 percent, and accordingly, the Company now uses the equity method of accounting for its investment in Cerion common stock. Net sales, operating income and identifiable assets of the Company's three business segments and the geographic areas in which they operate are set forth below:

                                        Net Sales From                  Income (Loss) From
                                     Continuing Operations             Continuing Operations              Identifiable Assets
-------------------------------------------------------------------------------------------------------------------------------
(In millions)                        1996      1995      1994         1996(a)   1995(b)    1994(c)    1996       1995      1994
-------------------------------------------------------------------------------------------------------------------------------
By Business
Commercial Products                $199.0    $245.5    $259.5       $  1.7    $(20.4)     $(4.0)    $ 77.5     $ 84.3    $105.2
Photo                               171.4     179.2     145.4         (5.7)      7.2       16.4       75.7       83.5      58.1
Cerion Technologies                  19.3      27.5      14.0         44.4       6.0        (.2)       7.2       12.4       7.4
Corporate expenses
   and assets                           -         -         -        (11.8)    (12.9)      (8.2)      16.3       37.1      40.8
Discontinued Operations                 -         -         -            -         -          -          -       14.1      16.3
-------------------------------------------------------------------------------------------------------------------------------
Consolidated                       $389.7    $452.2    $418.9       $ 28.6    $(20.1)     $ 4.0     $176.7     $231.4    $227.8
-------------------------------------------------------------------------------------------------------------------------------

By Geographic Area
United States                      $296.7    $349.8    $357.5       $ 46.1    $(11.2)     $ 6.3     $105.0     $112.6    $133.8
Europe                               87.3      95.5      53.6         (5.8)      3.0        5.0       52.2       62.5      33.3
Other                                 5.7       6.9       7.8           .1       1.0         .9        3.2        5.1       3.6
Corporate expenses
   and assets                           -         -         -        (11.8)    (12.9)      (8.2)      16.3       37.1      40.8
Discontinued Operations                 -         -         -            -         -          -          -       14.1      16.3
-------------------------------------------------------------------------------------------------------------------------------
Consolidated                       $389.7    $452.2    $418.9       $ 28.6    $(20.1)     $ 4.0     $176.7     $231.4    $227.8
-------------------------------------------------------------------------------------------------------------------------------

Sales between business segments are insignificant. Intrasegment sales between geographic areas are generally priced at the lowest price offered to unaffiliated customers.

(a) Includes restructuring and other unusual income (charges) of $3.1 million, $(8.9) million and $(1.4) million for
Commercial Products Group, Photo Group and Corporate, respectively. Also includes gains of $32 million from the sale of
Cerion stock and $7.3 million from the Company's interest in shares sold by Cerion.
(b) Includes restructuring and other unusual charges of $14.3 million and $1.9 million for Commercial Products Group and
Corporate, respectively.
(c) Includes restructuring and other unusual charges of $2.6 million for Commercial Products Group.

Capital expenditures and depreciation and amortization by business segment are set forth below:

                                      Capital Expenditures       Depreciation and Amortization
----------------------------------------------------------------------------------------------
                                     1996      1995       1994       1996       1995      1994
----------------------------------------------------------------------------------------------
Commercial Products Group           $ 5.7     $ 8.6      $11.1      $ 8.7      $ 8.3     $ 7.9
Photo Group                           4.0       2.5        3.8        8.0        8.3       5.4
Cerion Technologies                   3.1       2.1        1.0         .8         .8        .8
----------------------------------------------------------------------------------------------
Consolidated                        $12.8     $13.2      $15.9      $17.5      $17.4     $14.1
----------------------------------------------------------------------------------------------

Quarterly Operating Results and Common Stock Information (Unaudited)

                                                           1st            2nd             3rd             4th
(In millions, except per share data)                     Quarter        Quarter         Quarter         Quarter            Year
-------------------------------------------------------------------------------------------------------------------------------
1996
    Net sales                                             $101.5         $103.6          $100.9           $83.7          $389.7
    Gross profit(1)                                         24.1           28.1            29.0            22.1           103.3
    Income (loss) from continuing operations(2)             (2.2)          18.7              .5             (.5)           16.5
    Income from discontinued operations                       .2             .3               -               -              .5
    Gain on disposal of discontinued operation                 -            8.4               -               -             8.4
    Income (loss) before extraordinary loss                 (2.0)          27.4              .5             (.5)           25.4
    Extraordinary loss on extinguishment of debt               -           (1.2)              -               -            (1.2)
    Net income (loss)(2)                                    (2.0)          26.2              .5             (.5)           24.2
    Earnings (loss) per common and common
      equivalent share:
         Continuing operations(2)                           (.35)          2.91             .08            (.07)           2.58
         Discontinued operations                             .03            .05               -               -             .08
         Gain on disposal of discontinued operation            -           1.32               -               -            1.32
         Income (loss) before extraordinary loss            (.32)          4.28             .08            (.07)           3.98
         Extraordinary loss on extinguishment of debt          -           (.20)              -               -            (.20)
         Net income (loss)(2)                               (.32)          4.08             .08            (.07)           3.78
    Dividends                                                  -              -               -               -               -
    Market price:
      High                                                    14 3/4         19 5/8          15              16 1/8          19 5/8
      Low                                                      9 1/8         12 3/8          12 5/8          11 7/8           9 1/8

1995
    Net sales                                             $109.6         $122.2          $121.7           $98.7          $452.2
    Gross profit(1)                                         25.9           31.6            31.2            21.2           109.9
    Income (loss) from continuing operations(3)               .1            1.5            (7.3)           (9.7)          (15.4)
    Income from discontinued operations                        -             .4               -              .3              .7
    Net income (loss)(3)                                      .1            1.9            (7.3)           (9.4)          (14.7)
    Earnings (loss) per common and common
      equivalent share:
         Continuing operations(3)                            .01            .23           (1.15)          (1.53)          (2.43)
         Discontinued operations                               -            .06             .01             .06             .12
         Net income (loss)(3)                                .01            .29           (1.14)          (1.47)          (2.31)
    Dividends                                                .18            .18             .18               -             .54
    Market price:
      High                                                    21             20              19 1/4          16 7/8          21
      Low                                                     18 1/2         18 5/8          14 3/4          12 1/4          12 1/4

(1) Beginning in the fourth quarter of 1996, postage expenses related to prepaid photo mailers, which previously were treated as selling expenses, were reclassified to cost of products sold. Such expenses amounted to $2.1 million, $2.5 million, $3.2 million and $2 million for the four quarters of 1996, and $1 million, $1.7 million, $2.1 million and $1.5 million for the four quarters of 1995.
(2) The second quarter includes gains of $32 million from the sale of Cerion stock, and $7.3 million from the Company's interest in the shares sold by Cerion, and an unusual charge of $7 million for the write-down of goodwill in the mainland European photo business. The fourth quarter includes restructuring and other unusual items of $.2 million.
(3) The third quarter includes restructuring and other unusual charges of $8.2 million and a valuation allowance of $3 million against tax assets due to the probability that such assets will not be realized. The fourth quarter includes restructuring and other unusual charges of $8 million.

The Company's stock is traded on the New York Stock Exchange. At December 31, 1996, there were 1,435 record holders of the Company's common stock.

Report of Independent Accountants



To the Board of Directors and Shareholders of Nashua Corporation:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations and retained earnings and of cash flows present fairly, in all material respects, the financial position of Nashua Corporation and its subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



Price Waterhouse LLP
Boston, Massachusetts
February 5, 1997

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
-------  -----------------------------------------------------------
         AND FINANCIAL DISCLOSURE
         ------------------------

     None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-------- --------------------------------------------------

     The section entitled "Nominees for Election as Directors", which appears on pages 2 through 4 of the Company's Proxy Statement dated March 25, 1997, is incorporated by reference in this Form 10-K. See also the section entitled "Executive Officers of the Registrant" appearing in Part I hereof.


ITEM 11. EXECUTIVE COMPENSATION
-------- ----------------------

     The section entitled "Compensation of Directors" and "Compensation of Executive Officers," appears on page 5 through 7 of the Company's Proxy Statement dated March 25, 1997, is incorporated by reference in this Form 10-K.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-------- --------------------------------------------------------------

     The sections entitled "Security Ownership of Management" and "Security Ownership of Certain Beneficial Owners," which appear on pages 13 through 15 of the Company's Proxy Statement dated March 25, 1997, are incorporated by reference in this Form 10-K.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------- ----------------------------------------------

     The section entitled "Certain Transactions and Indebtedness," which appears on page 9 of the Company's Proxy Statement dated March 25, 1997, is incorporated by reference in this Form 10-K.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
-------- ---------------------------------------------------------------

     (a)  The following documents are filed as part of this report:

          (1)   Consolidated Financial Statements

                Report of Independent Accountants (see page 35)
                Consolidated Balance Sheet at December 31, 1996 and 1995
                  (see page 20)
                Consolidated Statement of Operations and Retained Earnings for
                  each of the three years in the period ended December 31, 1996 (see page 19)
                Consolidated Statement of Cash Flows for each of the three years in the period ended December 31, 1996 (see page 21)
                Notes to Consolidated Financial Statements (see pages
                  22 through 34)

          (2)   Financial Statement Schedule

                Report of Independent Accountants on Financial Statement
                Schedule

                For the three years ended December 31, 1996:

                    Schedule II - Valuation and Qualifying Accounts

          All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or the Notes thereto.

          (3)   Exhibits:
                --------

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

         3.02 By-laws of the Company, as amended. Exhibit to the Company's Annual Report on Form 10- K for the year ended December 31, 1989, and incorporated herein by reference.

         4.01 Note Agreement dated as of September 13, 1991. Exhibit to the Company's Form 10-K for the year ended December 31, 1991, and incorporated herein by reference

         4.02 Amendment No. 1 dated as of December 31, 1991 to the Note Agreement dated September 13, 1991. Exhibit to the Company's Form 10-K for the year ended December 31, 1993, and incorporated herein by reference.

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

         4.06 Amended and restated Note Agreement dated April 5, 1996. Exhibit to the Company's 10-Q for the quarterly period ended March 29, 1996 and incorporated herein by reference.

         4.07 Allonge dated December 31, 1994 to the Note Agreement dated September 13, 1991. Exhibit to the Company's Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.

         4.08 Credit Agreement dated as of January 5, 1995. Exhibit to the Company's Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.

         4.09 Amended and restated Credit Agreement dated April 5, 1996. Exhibit to the Company's Form 10-Q for the quarterly period ended March 29, 1996 and incorporated herein by reference.

         4.10 Rights Agreement, dated as of July 19, 1996, between the Company and The First National Bank of Boston, as Rights Agent, which includes as Exhibit A the Form of Certificate of Designations, as Exhibit B the Form of Rights Certificate, and as Exhibit C the Summary of Rights to Purchase Preferred Stock. Exhibit to the Company's Form 8-K dated August 28, 1996 and incorporated herein by reference.

        10.01 Management Incentive Compensation Program of the Company, as amended 1993. Exhibit to the Company's Form 10-K for the year ended December 31, 1992 and incorporated herein by reference.(1)

        10.02 1980 Stock Award Plan of the Company, as amended. Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1981, and incorporated herein by reference.(1)

        10.03 1987 Stock Option Plan of the Company. Exhibit to the Company's Proxy Statement dated March 24, 1987, incorporated herein by reference.(1)

        10.04 Amendments to Nashua Corporation 1987 Stock Option Plan effective as of April 28, 1989. Exhibit to the Company's Form 10-Q for the quarterly period ended June 30, 1989, and incorporated herein by reference.(1)

        10.05 1993 Stock Incentive Plan of the Company. Exhibit to the Company's Proxy Statement dated March 19, 1993, and incorporated herein by reference.(1)

        10.06 1996 Stock Incentive Plan of the Company. Exhibit to the Company's Proxy Statement dated May 15, 1996 and incorporated by reference.(1)

        10.07 Employment Agreement dated December 18, 1995 between the Company and Gerald G. Garbacz. Exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.(1)

        10.08 Employment Agreement dated April 28, 1989 between the Company and Daniel M. Junius. Exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.(1)

        10.09 Employment Agreement dated November 3, 1995 between the Company and Robin J.T. Clabburn. Exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.(1)

        10.10 Employment Agreement dated February 24, 1995 between the Company and Bruce T. Wright. Exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.(1)

        10.11 Employment Agreement dated September 22, 1995 between the Company and Charles E. Turnbull. Exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.(1)

        10.12 Employment Agreement dated April 28, 1989 between the Company and Paul Buffum. Exhibit to the Company's Form 10-Q for the period ended June 28, 1996 and incorporated herein by reference.(1)

        10.13 Employment Agreement dated May 3, 1996 between the Company and Michael D. Jeans. Exhibit to the Company's Form 10-Q for the period ended June 28, 1996 and incorporated herein by reference.(1)

        11.01 Statement regarding Computation of Earnings Per Share and Common Equivalent Share.

        21.01   Subsidiaries of the Registrant.

        23.01   Consent of Independent Accountants.

        24.01   Powers of Attorney.

                (1) Management contract or compensation plan identified pursuant to Item 14(a)(3).

     (b)  Reports on Form 8-K:

          On April 18, 1996, the Company filed a report on Form 8-K regarding the sale of the Tape Products Division.

          On May 15, 1996, the Company filed a Form 8-K/A regarding the sale of the Tape Products Division and the initial public offering of Cerion Technologies common stock.

          On June 4, 1996, the Company filed a report on Form 8-K regarding the sale of the Tape Products Division and the initial public offering of Cerion Technologies common stock.

          On August 28, 1996, the Company filed a report on Form 8-K regarding the adoption of a Shareholder Rights Plan.

          On December 12, 1996, the Company filed a Form 8-K regarding the sale of its mainland European photo business.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        NASHUA CORPORATION

Date: March 26, 1997                    By /s/Daniel M. Junius
                                           --------------------
                                           Daniel M. Junius
                                           Vice President-Finance,
                                           Chief Financial Officer and Treasurer


SIGNATURE                     TITLE                            DATE
---------                     -----                            ----

/s/Gerald G. Garbacz          President and                    March 26, 1997
-----------------------       Chief Executive Officer
Gerald G. Garbacz

/s/Daniel M. Junius           Vice President-Finance,          March 26, 1997
-----------------------       Chief Financial Officer
Daniel M. Junius              and Treasurer

/s/Joseph R. Matson           Corporate Controller and         March 26, 1997
-----------------------       Chief Accounting Officer
Joseph R. Matson

Sheldon A. Buckler*           Director
-----------------------
Sheldon A. Buckler

Charles Hoppin*               Director
-----------------------
Charles Hoppin

John M. Kucharski*            Director
-----------------------
John M. Kucharski

David C. Miller, Jr.*         Director
-----------------------
David C. Miller, Jr.

James F. Orr III*             Director
-----------------------
James F. Orr III




*By /s/Daniel M. Junius                                        March 26, 1997
    -------------------
    Daniel M. Junius
    Attorney-In-Fact

                        REPORT OF INDEPENDENT ACCOUNTANTS
                        ---------------------------------

                         ON FINANCIAL STATEMENT SCHEDULE
                         -------------------------------




TO THE BOARD OF DIRECTORS OF
NASHUA CORPORATION



Our audits of the consolidated financial statements referred to in our report dated February 5, 1997 appearing in this Annual Report on Form 10-K also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, the Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.






Price Waterhouse LLP
Boston, Massachusetts
February 5, 1997

                                                                     SCHEDULE II
                                                                     -----------


                       NASHUA CORPORATION AND SUBSIDIARIES
                       -----------------------------------
                        VALUATION AND QUALIFYING ACCOUNTS
                        ---------------------------------

(In Thousands)


                                             Balance at
                                               Previous                                         Balance at
Description                                 End of Year        Additions         Deductions    End of Year
-----------                                 -----------        ---------         ----------    -----------
DECEMBER 31, 1996:

Allowance for doubtful accounts                  $2,397       $  558(a)         $(1,071)(b)         $1,884
Valuation allowance on deferred tax assets        3,300            -             (2,972)(e)            328


DECEMBER 31, 1995:

Allowance for doubtful accounts                  $2,628       $1,717(a)         $(1,948)(b)(c)      $2,397
Valuation allowance on deferred tax assets            -        3,300(d)               -              3,300


DECEMBER 31, 1994:

Allowance for doubtful accounts                  $1,883       $1,374(a)         $  (629)(b)         $2,628

(a)  Charged to costs and expenses.
(b)  Accounts deemed uncollectible.
(c)  Includes decrease of $270 due to restatement of discontinued operations.
(d)  Charged to income tax expense.
(e)  Tax assets deemed unrealizable.
