Form 10-K405/A
period 1996-12-31
NASHUA CORP
filed 1997-03-28
CIK 69680

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K/A
(Mark One)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
For the fiscal year ended   December 31, 1996
                          -------------------
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

                                        NASHUA CORPORATION

Date: March 28, 1997                    By /s/Daniel M. Junius
                                           --------------------
                                           Daniel M. Junius
                                           Vice President-Finance,
                                           Chief Financial Officer and Treasurer


SIGNATURE                     TITLE                            DATE
---------                     -----                            ----

/s/Gerald G. Garbacz          President and                    March 28, 1997
-----------------------       Chief Executive Officer
Gerald G. Garbacz

/s/Daniel M. Junius           Vice President-Finance,          March 28, 1997
-----------------------       Chief Financial Officer
Daniel M. Junius              and Treasurer

/s/Joseph R. Matson           Corporate Controller and         March 28, 1997
-----------------------       Chief Accounting Officer
Joseph R. Matson

Sheldon A. Buckler*           Director
-----------------------
Sheldon A. Buckler

Charles Hoppin*               Director
-----------------------
Charles Hoppin

John M. Kucharski*            Director
-----------------------
John M. Kucharski

David C. Miller, Jr.*         Director
-----------------------
David C. Miller, Jr.

James F. Orr III*             Director
-----------------------
James F. Orr III




*By /s/Daniel M. Junius                                        March 28, 1997
    -------------------
    Daniel M. Junius
    Attorney-In-Fact

                                EXHIBIT INDEX




Exhibit
Number                  Description
-------                 -----------

  27                    Financial Data Schedule