Form 10-Q
period 1997-03-28
NASHUA CORP
filed 1997-05-09
CIK 69680

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 28, 1997

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________


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

                               Yes X     No ___


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


            Class                      Outstanding at April 22, 1997
Common Stock, par value $1.00          6,623,215 shares (excluding 24,040 shares
                                       held in treasury)

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       NASHUA CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

                                                    March 28, 1997   December 31,
ASSETS:                                               (Unaudited)        1996
                                                       ---------      ---------
Cash and cash equivalents                              $  14,268      $  20,018
Accounts receivable                                       21,079         20,112
Inventories
  Materials and supplies                                   4,487          6,676
  Work in process                                          2,168          2,498
  Finished goods                                           8,864          7,494
                                                       ---------      ---------
                                                          15,519         16,668
Other current assets                                      16,167         15,367
                                                       ---------      ---------
  Total current assets                                    67,033         72,165
                                                       ---------      ---------
Plant and equipment                                      115,369        118,577
Accumulated depreciation                                 (56,938)       (58,459)
                                                       ---------      ---------
                                                          58,431         60,118
                                                       ---------      ---------
Intangible assets                                         34,096         35,606
Accumulated amortization                                 (10,606)       (10,483)
                                                       ---------      ---------
                                                          23,490         25,123
                                                       ---------      ---------
Investment in unconsolidated affiliate                     7,242          7,218
Other assets                                              12,052         12,065
                                                       ---------      ---------
  Total assets                                         $ 168,248      $ 176,689
                                                       =========      =========


LIABILITIES AND SHAREHOLDERS' EQUITY:
Current maturities of long-term debt                   $     806      $     811
Accounts payable                                          22,834         22,678
Accrued expenses                                          22,050         24,880
Income taxes payable                                       1,381          2,623
                                                       ---------      ---------
  Total current liabilities                               47,071         50,992
                                                       ---------      ---------
Long-term debt                                             1,912          2,044
Other long-term liabilities                               20,119         21,736
                                                       ---------      ---------
  Total long-term liabilities                             22,031         23,780
                                                       ---------      ---------
Common stock and additional capital                       18,754         18,754
Retained earnings                                         84,364         85,757
Cumulative translation adjustment                         (3,215)        (1,837)
Treasury stock, at cost                                     (757)          (757)
                                                       ---------      ---------
  Total shareholders' equity                              99,146        101,917
                                                       ---------      ---------
Commitments and contingencies
                                                       ---------      ---------

  Total liabilities and shareholders' equity           $ 168,248      $ 176,689
                                                       =========      =========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                       NASHUA CORPORATION AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                   (UNAUDITED)



(In thousands, except per share data)                       Three Months Ended
                                                            ------------------
                                                           March 28,     March 29,
                                                              1997          1996
                                                           ---------     ---------
Net sales                                                  $  75,176     $ 101,497
Cost of products sold                                         56,611        77,451
                                                           ---------     ---------
Gross margin                                                  18,565        24,046
Research, selling, distribution and
  administrative expenses                                     21,146        26,610
Equity in net income of Cerion Technologies                      (25)           --
Interest expense                                                  57         1,539
Interest income                                                 (211)         (122)
                                                           ---------     ---------
Loss from continuing operations
  before income tax benefit                                   (2,402)       (3,981)
Income tax benefit                                            (1,009)       (1,741)
                                                           ---------     ---------

Loss from continuing operations                               (1,393)       (2,240)

Income from discontinued operation                                --           206
                                                           ---------     ---------

Net loss                                                      (1,393)       (2,034)
Retained earnings, beginning of period                        85,757        61,563
                                                           ---------     ---------

Retained earnings, end of period                           $  84,364     $  59,529
                                                           =========     =========

Earnings (loss) per common and common equivalent share:
    Loss from continuing operations                        $    (.22)    $    (.35)
    Income from discontinued operation                            --           .03
                                                           ---------     ---------
Net loss                                                   $    (.22)    $    (.32)
                                                           =========     =========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                       NASHUA CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

(In thousands)

                                                                   Three Months Ended
                                                                   ------------------
                                                                  March 28,    March 29,
                                                                    1997         1996
                                                                  --------     --------
Cash flows from operating activities of continuing operations:
  Net loss                                                        $ (1,393)    $ (2,034)
  Adjustments to reconcile net loss to cash
    provided by (used in) continuing operating activities:
      Depreciation and amortization                                  3,171        4,283
      Equity in net income of Cerion Technologies                      (25)          --
      Income from discontinued operations                               --         (206)
      Net change in working capital and other assets                (5,809)       1,667
                                                                  --------     --------

Cash provided by (used in) continuing operating activities          (4,056)       3,710
                                                                  --------     --------

Cash flows from investing activities of continuing operations:
  Investment in plant and equipment                                 (1,596)      (2,263)
  Retirement of fixed assets                                           173           --
                                                                  --------     --------
  Cash used in investing activities of continuing operations        (1,423)      (2,263)
                                                                  --------     --------

Cash flows from financing activities of continuing operations:
  Repayment of borrowings                                             (137)          --
                                                                  --------     --------
Cash used in financing activities of continuing operations            (137)          --
                                                                  --------     --------

Cash provided by activities of discontinued operation                   --        1,257

Effect of exchange rate changes on cash                               (134)         (30)
                                                                  --------     --------

Increase (decrease) in cash and cash equivalents                    (5,750)       2,674
Cash and cash equivalents at beginning of period                    20,018        8,390
                                                                  --------     --------
Cash and cash equivalents at end of period                        $ 14,268     $ 11,064
                                                                  ========     ========

Interest paid                                                     $     42     $  1,269
                                                                  ========     ========
Income taxes paid                                                 $  1,663     $     37
                                                                  ========     ========

The accompanying notes are an integral part of the condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Indebtedness

During the first quarter of 1997, the Company established a new $18 million secured credit facility. The new facility replaces the Company's credit facility that was established in 1996. The new facility has a total of $18 million of credit available under a revolving credit facility with up to $5 million of credit available for letters of credit. Interest on amounts outstanding under the new facility is payable at the prime rate. The new facility requires an issuance fee of 1.5 percent on letters of credit. The new facility expires on April 30, 1999.

Earnings Per Common and Common Equivalent Share

Earnings per common and common equivalent share is computed based on the total of the weighted average number of common shares and, as applicable, the weighted average number of common equivalent shares outstanding during the period. The average common and common equivalent shares for the three month periods ended March 28, 1997 and March 29, 1996 were 6,378,000 shares and 6,374,000 shares, respectively.

In February 1997, the Financial Accounting Standards Board issued "Statement of Financial Accounting Standards No. 128 Earnings per Share" ("FAS 128"). This pronouncement will be effective for the Company's year ended December 31, 1997 financial statements. FAS 128 will supersede the pronouncement of the Accounting Principles Board No. 15. FAS 128 eliminates the calculation of primary earnings per share and requires the disclosure of Basic Earnings per Share and Diluted Earnings per Share (formerly referred to as fully diluted earnings per share), if applicable. As the Company has recorded net losses for the three month periods ended March 28, 1997 and March 29, 1996, any common stock equivalents would be antidilutive; therefore, earnings per common and common equivalent share as presented on the condensed consolidated statements of operations and retained earnings is equivalent to Basic Earnings per Share and Diluted Earnings per Share under FAS 128.

Reclassification

Beginning in the fourth quarter of 1996, postage expenses relating to prepaid photo mailers, which were treated as selling expenses, have been reclassified to cost of products sold. The cost of products sold and selling expenses for the first quarter of 1996 have been adjusted by $2.1 million to reflect the change.

Stock Options

At March 28, 1997, options for 782,180 shares of common stock were outstanding. Stock options for an additional 277,815 shares may be awarded under the Company's 1996 Stock Incentive Plan.

Commitments and Contingencies

In respect to patent litigation brought by Ricoh Company, Ltd., the Federal District Court for New Hampshire decided on March 31, 1997 to enjoin the Company from manufacturing, using or selling its NT-50 and NT-6750 toner cartridges. Sales of these products in 1996 amounted to less than one percent of the Company's total sales. The Court left the subject of damages, if any, to subsequent proceedings. The Company disagrees with the Court's decision to enjoin the Company and has filed a notice of appeal.

Other

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position as of March 28, 1997, the results of operations for the three month periods ended March 28, 1997 and March 29, 1996, and cash flows for the three month periods ended March 28, 1997 and March 29, 1996.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net sales of $75.2 million for the first quarter of 1997 were down 26 percent from the same period in 1996. The sales decrease was due to the partial divestiture of Cerion Technologies Inc. (Cerion) and the sale of the mainland European photo business. Excluding the results of these units and the liquid toner and OPC drum product lines, which the Company is exiting, the sales decreased 9 percent from the first quarter of 1996. The majority of the remaining sales decrease was caused by lower revenues in the Commercial Products Group. The Company recorded a net loss from continuing operations of $1.4 million compared with a net loss of $2.2 million in the first quarter of 1996. The net loss improvement was due to the sale of the mainland European photo business and improved productivity and lower costs in the Commercial Products Group, partially offset by the impact of the partial divestiture of Cerion.

The Commercial Products Group's first quarter sales decreased 15.7 percent to $44.4 million compared to the first quarter of 1996. The decrease was primarily in the Imaging Supplies division and was due to lower toner and cartridge volumes and lower paper revenue. The toner volume decrease is due to declining sales through the dealer agent channel and lower order rates from certain larger distributors. The cartridge sales decline appears to be due to the residual effect of quality problems experienced in 1996 and declining sales in the dealer agent channel. The paper revenue decreased due to a decrease in the sales price caused by an increase in the supply of paper in the marketplace. The Commercial Products Group's operating profit increased from an operating loss of $2.7 million for the first quarter of 1996 to an operating profit of $.7 million due to improved productivity and lower manufacturing costs.

The Photo Group's sales for the first quarter of 1997 decreased 16.9 percent to $30.7 million compared to the first quarter of 1996 primarily due to the sale of the mainland European photo business in the fourth quarter of 1996. Excluding the impact of the mainland European photo business sale, sales for the first quarter of 1997 decreased $.3 million or 1 percent due to lower volumes and lower selling prices in the Canadian Photo business. Sales in the U.S., U.K. and Ireland Photo businesses were unchanged in the first quarter of 1997 compared to 1996. The U.S. Photo processing sales volume increased but was offset by a decrease in merchandise sales. Volume decreases in the U.K. and Ireland businesses and lower pricing in the U.K. were offset by the impact of a weaker dollar compared to the first quarter of 1996. The Photo Group recorded an operating loss of $1.4 million for the first quarter of 1997 versus an operating loss of $1.1 million for the same period in 1996. The increased operating loss was primarily due to lower volumes and pricing in the U.K.

Research, selling, distribution and administrative expenses for the first quarter of 1997 decreased 20.5 percent or $5.5 million versus the same period of 1996. The sale of the mainland European photo business in the fourth quarter of 1996 accounted for $3.3 million of the decrease and the partial divestiture of Cerion in the second quarter of 1996 accounted for another $1.3 million of the decrease. Research expense decreased $.2 million due to the partial divestiture of Cerion. Selling and distribution expense decreased $2.8 million primarily due to the sale of the mainland European photo business and the impact of lower sales in the Commercial Products Group. Administrative expenses decreased $2.5 million primarily due to the sale of the mainland European photo business and the partial divestiture of Cerion.

Net restructuring and other unusual charges of $7.2 million were recorded in 1996 related to the sale of the mainland European photo business, the divestiture of the organic photoconductor ("OPC") drum product line and other business unit and functional realignments in Corporate and the Photo Group. Details of the charges related to continuing operations and the activity recorded during the first quarter of 1997 follows.

                                                  Balance      Current       Current     Balance
(In thousands)                                    Dec. 31,     Period        Period      Mar. 28,
                                                    1996      Provision      Charges       1997
                                                  ------       --------      ------       ------
Provisions for severance related to
  workforce reductions                            $  790       $     --      $  190       $  600
Provisions for assets to be sold  or discarded     3,325             --         115        3,210
Other                                              2,265             --         190        2,075
                                                  ------       --------      ------       ------
Total                                             $6,380       $     --      $  495       $5,885
                                                  ======       ========      ======       ======

The provision for assets to be sold or discarded relates primarily to the net assets of the OPC drum product line and certain assets of the mainland European photo business. All charges, excluding asset write-downs, are principally cash in nature and are expected to be funded from operations. Disposal of the assets is expected to be completed in 1997.

The estimated annual effective income tax benefit of 42 percent for the first quarter of 1997 is higher than the U.S. statutory rate primarily due to the unfavorable impact of non-deductible goodwill and state income taxes.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

Working capital decreased $1.2 million from December 31, 1996 primarily due to a $5.7 million decrease in cash caused by a $2.8 million decrease in accrued liabilities and a $1.2 million decrease in income taxes payable. The decrease in accrued liabilities was due to the payment of certain 1996 year end accruals.

During the first quarter of 1997, the Company established a new $18 million secured credit facility. The new facility replaces the Company's credit facility that was established in 1996. The new facility has a total of $18 million of credit available under a revolving credit facility with up to $5 million of credit available for letters of credit. Interest on amounts outstanding under the new facility is payable at the prime rate. The new facility requires an issuance fee of 1.5 percent on letters of credit. The new facility expires on April 30, 1999.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On August 8, 1996, an individual plaintiff, Joshua Teitelbaum, initiated a lawsuit against the Company, Cerion, William Blair & Co. ("Blair") and certain Cerion directors and officers in the Circuit Court of Cook County, Illinois. On September 4, 1996, a second individual plaintiff, Philippe Olczyk, initiated a similar lawsuit against the Company, Cerion, Blair and certain Cerion directors in the Circuit Court of Cook County, Illinois. Both lawsuits purport to be brought on behalf of a class consisting of all persons (other than the defendants) who purchased the common stock of Cerion between May 24, 1996 and July 9, 1996.

These two cases were consolidated before the same judge. On March 24, 1997, Teitelbaum and Olczyk, joined by a third plaintiff, Robert K. Pickup, filed a Consolidated Amended Class Action Complaint ("Consolidated Complaint") against the Company, Cerion, Blair, and certain Cerion directors and officers.

The Consolidated Complaint supersedes the prior complaints and also purports to be on behalf of a class consisting of all persons (other than the defendants) who purchased the common stock of Cerion between May 24, 1996 and July 9, 1996. The Consolidated Complaint alleges that, in connection with the Cerion initial public offering, the defendants issued certain materially false and misleading statements and omitted the disclosure of material facts regarding, in particular, certain significant customer relationships. The Consolidated Complaint alleges that the defendants violated sections 11, 12(a)(2), and 15 of the 1933 Securities Act, section 13 of the Illinois Blue Sky Law, and the Illinois Consumer Fraud and Deceptive Practices Act. The Consolidated Complaint seeks a declaration that the case may proceed as a class action; damages; rescission of the sale of Cerion common stock by Cerion and the Company, to the extent purchasers still hold Cerion shares, or rescissory damages, if they have sold their Cerion stock; attorneys fees and costs; and other relief. The Company believes the Consolidated Complaint to be without merit and intends to defend vigorously against the consolidated cases.

In respect to patent litigation brought by Ricoh Company, Ltd., the Federal District Court for New Hampshire decided on March 31, 1997 to enjoin the Company from manufacturing, using or selling its NT-50 and NT-6750 toner cartridges. Sales of these products in 1996 amounted to less than one percent of the Company's total sales. The Court left the subject of damages, if any, to subsequent proceedings. The Company disagrees with the Court's decision to enjoin the Company and has filed a notice of appeal.

ITEM 5.  OTHER INFORMATION

Factors Which May Affect Future Results

This report may contain forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. When used in this report, the words "believe," "expects" and similar expressions are intended to identify such forward-looking statements. Any such forward-looking statements and the Company's future results of operations and financial condition are subject to risks and uncertainties which could cause actual results to differ materially from those anticipated and from past results. Such risks and uncertainties include, but are not limited to, fluctuations in customer demand, intensity of competition from other vendors, timing and acceptance of new product introductions, general economic and industry conditions, delays or difficulties in programs designed to increase sales and return the Company to profitability, the possibility of a final award of material damages in the patent litigation brought against the Company by Ricoh Company, Ltd. and the Cerion securities litigation and other risks detailed in the Company's filings with the Securities and Exchange Commission.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits
     10.01      Revolving Credit Promissory Note dated as of March 28, 1997.

     10.02      Loan and Security Agreement dated as of March 28, 1997.

(b)  Reports on Form 8-K

     On April 3, 1997, the Company filed a Form 8-K concerning a ruling in the patent litigation suit brought by Ricoh Company, Ltd.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        NASHUA CORPORATION
                               --------------------------------------
                                           (Registrant)

Date: May 9, 1997              By: /s/Daniel M. Junius
-----------------                 -----------------------------------
                                   Daniel M. Junius
                                   Vice President-Finance,
                                   Chief Financial Officer and Treasurer
                               (principal financial and duly authorized officer)