Form 10-Q
period 1997-06-27
NASHUA CORP
filed 1997-08-11
CIK 69680

                                    FORM 10-Q

                             -----------------------


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             -----------------------

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended

                                  JUNE 27, 1997

                                       or

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

                         COMMISSION FILE NUMBER 1-5492-1

                               NASHUA CORPORATION
             (Exact name of registrant as specified in its charter)

                  DELAWARE                               02-0170100
          (State of Incorporation)          (I.R.S. Employer Identification No.)

             44 FRANKLIN STREET                          03061-2002
            NASHUA, NEW HAMPSHIRE                        (Zip Code)
  (Address of principal executive offices)

       Registrant's telephone number, including area code: (603) 880-2323


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                YES  X              NO
                                    ---                ---

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

    AS OF AUGUST 1, 1997, THE COMPANY HAD 6,630,945 SHARES OF COMMON STOCK, EXCLUDING 24,050 SHARES IN TREASURY, PAR VALUE $1 PER SHARE, OUTSTANDING.

                       NASHUA CORPORATION AND SUBSIDIARIES

                                      INDEX


Part I.  Financial Information                                                               Page No.
                                                                                             --------
         Item 1.    Financial Statements

                    Consolidated Statements of Operations and Retained Earnings
                         Three Months Ended June 27, 1997 and June 28, 1996                      3

                    Consolidated Statements of Operations and Retained Earnings
                         Six Months Ended June 27, 1997 and June 28, 1996                        4

                    Consolidated Balance Sheets
                         June 27, 1997 and December 31, 1996                                     5

                    Consolidated Statements of Cash Flows
                         Six Months Ended June 27, 1997 and June 28, 1996                        6

                    Notes to Consolidated Financial Statements                                   7

         Item 2.    Management's Discussion and Analysis of Financial
                         Condition and Results of Operations                                     9


Part II. Other Information

         Item 1.    Legal Proceedings                                                           13

         Item 5.    Other Information                                                           13

         Item 6.    Exhibits and Reports on Form 8-K                                            13


                          PART I. FINANCIAL INFORMATION
ITEM 1.

                       NASHUA CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        AND RETAINED EARNINGS (Unaudited)

                  (Dollars in thousands, except per share data)

                                                                                     Three months    Three months
                                                                                    ended June 27,  ended June 28,
                                                                                         1997            1996
                                                                                    --------------  --------------
Net sales                                                                              $80,487         $103,601
   Cost of products sold                                                                58,902           72,964
                                                                                       -------         --------

Gross margin                                                                            21,585           30,637

   Research, selling, distribution and administrative expenses                          22,839           29,992
   Restructuring and unusual charges                                                     3,004            7,000
   Equity in net income of Cerion Technologies                                              (3)            (385)
   Gain on disposition of Cerion Technologies stock                                          -          (31,962)
   Gain on Cerion Technologies public stock offering                                         -           (7,353)
   Net interest expense (income)                                                          (122)             861
                                                                                       -------         --------
                                                                                        25,718           (1,847)

Income (loss) from continuing operations before income taxes                            (4,133)          32,484
Provision for income taxes (benefit)                                                    (2,192)          13,826
                                                                                       -------         --------
Income (loss) from continuing operations                                                (1,941)          18,658

Income from discontinued operation, net of taxes                                             -              318
Gain on disposal of discontinued operation, net of taxes                                     -            8,434
                                                                                       -------         --------

Income (loss) before extraordinary loss                                                 (1,941)          27,410
Extraordinary loss on extinguishment of debt, net of tax benefit                             -           (1,257)
                                                                                       -------         --------

Net income (loss)                                                                       (1,941)          26,153

Retained earnings, beginning of period                                                  84,364           59,529
                                                                                       -------         --------
Retained earnings, end of period                                                       $82,423         $ 85,682
                                                                                       =======         ========


Earnings (loss) per common and common equivalent share:
   Income (loss) from continuing operations                                            $  (.30)        $   2.91
   Income from discontinued operation:
    Income from discontinued operation                                                       -              .05
    Gain on disposal of discontinued operation                                               -             1.32
                                                                                       -------         --------
                                                                                             -             1.37

   Income (loss) before extraordinary loss                                                (.30)            4.28
   Extraordinary loss on extinguishment of debt                                              -             (.20)
                                                                                       -------         --------

Net income (loss)                                                                      $  (.30)        $   4.08
                                                                                       =======         ========

Average common and common equivalent shares                                              6,386            6,411
                                                                                       =======         ========



The accompanying notes are an integral part of these financial statements.

                       NASHUA CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        AND RETAINED EARNINGS (Unaudited)

                  (Dollars in thousands, except per share data)

                                                                                      For the six        For the six
                                                                                     months ended       months ended
                                                                                     June 27, 1997      June 28, 1996
                                                                                     -------------      -------------
Net sales                                                                              $155,663            $205,098
   Cost of products sold                                                                115,513             148,261
                                                                                       --------            --------

Gross margin                                                                             40,150              56,837

   Research, selling, distribution and administrative expenses                           43,985              58,756
   Restructuring and unusual charges                                                      3,004               7,000
   Equity in net income of Cerion Technologies                                              (28)               (385)
   Gain on disposition of Cerion Technologies stock                                           -             (31,962)
   Gain on Cerion Technologies public stock offering                                          -              (7,353)
   Net interest expense (income)                                                           (276)              2,278
                                                                                       --------            --------
                                                                                         46,685              28,334

Income (loss) from continuing operations before income taxes                             (6,535)             28,503
Provision for income taxes (benefit)                                                     (3,201)             12,085
                                                                                       --------            --------
Income (loss) from continuing operations                                                 (3,334)             16,418

Income from discontinued operation, net of taxes                                              -                 524
Gain on disposal of discontinued operation, net of taxes                                      -               8,434
                                                                                       --------            --------

Income (loss) before extraordinary loss                                                  (3,334)             25,376
Extraordinary loss on extinguishment of debt, net of tax benefit                              -              (1,257)
                                                                                       --------            --------

Net income (loss)                                                                        (3,334)             24,119

Retained earnings, beginning of period                                                   85,757              61,563
                                                                                       --------            --------
Retained earnings, end of period                                                       $ 82,423            $ 85,682
                                                                                       ========            ========


Earnings (loss) per common and common equivalent share:
   Income (loss) from continuing operations                                            $   (.52)           $   2.57
   Income from discontinued operation:
    Income from discontinued operation                                                        -                 .08
    Gain on disposal of discontinued operation                                                -                1.32
                                                                                       --------            --------
                                                                                              -                1.40

   Income (loss) before extraordinary loss                                                 (.52)               3.97
   Extraordinary loss on extinguishment of debt                                               -                (.20)
                                                                                       --------            --------

Net income (loss)                                                                      $   (.52)           $   3.77
                                                                                       ========            ========

Average common and common equivalent shares                                               6,384               6,397
                                                                                       ========            ========



The accompanying notes are an integral part of these financial statements.

                       NASHUA CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                             (Dollars in thousands)


                                      ASSETS

                                                                          June 27,    December 31,
Current assets:                                                             1997         1996
                                                                        (Unaudited)
                                                                        ----------    ------------

   Cash and cash equivalents                                              $ 10,758     $ 20,018
   Accounts receivable                                                      20,022       20,112
   Inventories:
     Materials and supplies                                                  5,385        6,676
     Work in process                                                         3,203        2,498
     Finished goods                                                          9,368        7,494
                                                                          --------     --------
       Total inventories                                                    17,956       16,668
   Other current assets                                                     20,967       15,367
                                                                          --------     --------
Total current assets                                                        69,703       72,165
                                                                          --------     --------

Property, plant and equipment, at cost                                     117,231      118,577
Accumulated depreciation                                                   (58,633)     (58,459)
                                                                          --------     --------
   Net property, plant and equipment                                        58,598       60,118
                                                                          --------     --------

Other assets:
   Intangible assets, net of amortization ($11,332 in 1997 and
   $10,483 in 1996)                                                         23,384      25,123
   Investment in unconsolidated affiliate                                    7,246        7,218
   Other assets                                                             11,785       12,065
                                                                          --------     --------
     Total other assets                                                     42,415       44,406
                                                                          --------     --------

Total assets                                                              $170,716     $176,689
                                                                          ========     ========

                        LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Current maturities of long-term debt                                   $    662     $    811
   Accounts payable                                                         26,403       22,678
   Accrued expenses                                                         23,284       24,880
   Income taxes payable                                                        428        2,623
                                                                          --------     --------
     Total current liabilities                                              50,777       50,992
                                                                          --------     --------

Long-term debt                                                               1,788        2,044
Other long-term liabilities                                                 20,126       21,736
                                                                          --------     --------
     Total long-term liabilities                                            21,914       23,780
                                                                          --------     --------

Stockholders' Equity:
Common stock and additional paid-in capital                                 18,845       18,754
Retained earnings                                                           82,423       85,757
Cumulative translation adjustment                                           (2,486)      (1,837)
Treasury stock, at cost                                                       (757)        (757)
                                                                          --------     --------
Total stockholders' equity                                                  98,025      101,917
                                                                          --------     --------

Commitments and contingencies

Total liabilities and stockholders' equity                                $170,716     $176,689
                                                                          ========     ========



The accompanying notes are an integral part of these financial statements.

                       NASHUA CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                             (Dollars in thousands)

                                                                          Six months ended  Six months ended
                                                                            June 27, 1997    June 28, 1996
                                                                          ----------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)                                                              $(3,334)          $24,119
Adjustments to reconcile net income to cash
   provided by (used in) operating activities:
     Depreciation and amortization                                               6,652             9,130
     Income from discontinued operation                                              -              (524)
     Extraordinary loss on extinguishment of debt                                    -             1,257
     Gain on disposal of discontinued operation                                      -            (8,434)
     Equity in net income of Cerion Technologies                                   (28)             (385)
     Gain on disposition of Cerion Technologies stock                                -           (31,962)
     Gain on Cerion Technologies public stock offering                               -            (7,353)
     Restructuring and unusual charges                                           3,004             7,000
     Change in working capital and other, net                                  (10,247)           18,740
                                                                               -------           -------

   Cash provided by (used in) operating activities                              (3,953)           11,588
                                                                               -------           -------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Investment in plant, property and equipment                                  (5,363)           (6,723)
   Retirement of fixed assets                                                      427                 -
   Proceeds from repayment of Cerion Technologies note                               -            11,142
   Proceeds from sale of Cerion Technologies stock, net                              -            33,080
                                                                               -------           -------

     Cash provided by (used in) investing activities                            (4,936)           37,499
                                                                               -------           -------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Proceeds from borrowings                                                          -               877
   Repayment of borrowings                                                        (405)          (62,984)
   Proceeds and tax benefits from shares issued
     under stock option plans                                                       91                12
   Purchase and reissuance of treasury stock                                         -                (4)
   Extinguishment of debt                                                            -              (952)
                                                                               -------           -------

     Cash used in financing activities                                            (314)          (63,051)
                                                                               -------           -------

   Proceeds from the sale of discontinued operation                                  -            28,000
   Cash provided by activities of discontinued operations                            -               554

Effects of exchange rate changes on cash                                           (57)               (2)
                                                                               -------           -------

Increase (decrease) in cash and cash equivalents                                (9,260)           14,588

Cash and cash equivalents at beginning of period                                20,018             8,390
                                                                               -------           -------

Cash and cash equivalents at end of period                                     $10,758           $22,978
                                                                               =======           =======

   Cash paid for interest                                                      $   127           $ 2,405
                                                                               =======           =======
   Cash paid for income taxes                                                  $ 2,408           $    85
                                                                               =======           =======

The accompanying notes are an integral part of these financial statements.

                       NASHUA CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



         The financial statements have been prepared in accordance with the requirements of Form 10-Q and consequently do not include all disclosures required by Form 10-K. Additional information may be obtained by referring to the Company's Form 10-K for the year ended December 31, 1996.

         The financial information as of and for the periods ended June 27, 1997 and June 28, 1996 is unaudited and reflects all adjustments which are, in the opinion of management, necessary for fair presentation. All such adjustments are of a normal recurring nature. The results for interim periods are not necessarily indicative of the results to be expected for the fiscal year.

         Earnings Per Share

         Earnings per common and common equivalent share is computed based on the total of the weighted average number of common shares and, as applicable, the weighted average number of common equivalent shares outstanding during the period. The average common and common equivalent shares for the quarter ended June 27, 1997 and June 28, 1996 were 6,386,000 and 6,411,000 shares, respectively and the six months ended June 27, 1997 and June 28, 1996 were 6,384,000 and 6,397,000 shares, respectively.

         In February 1997, the Financial Accounting Standards Board issued "Statement of Financial Accounting Standards No. 128, Earnings per Share (SFAS 128)." This Statement will be effective for both interim and annual periods ending after December 15, 1997. SFAS 128 replaces APB Opinion 15 and related interpretations (APB 15). SFAS 128 simplifies the computation of earnings per share (EPS) by replacing the presentation of primary earnings per share with a presentation of basic EPS. Basic EPS includes no dilution and is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted EPS under APB 15.

         The Company has recorded net losses for the three and six month periods ended June 27, 1997, therefore, any common stock equivalents would be antidilutive; therefore, earnings per common and common equivalent share as presented on the consolidated statements of operations and retained earnings is equivalent to Basic Earnings per Share and Diluted Earnings per Share under SFAS 128.

         In June of 1997, the Financial Accounting Standards Board issued "Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS 130) and No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS 131)." In accordance with these statements, the Company plans to implement SFAS 130 which requires presentation of certain information related to comprehensive income and SFAS 131 which requires that certain additional information related to operating segments be reported during fiscal year 1998.

                       NASHUA CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         Stock Options

         At June 27, 1997, options for 759,780 shares of common stock were outstanding. Stock options for an additional 277,575 shares may be awarded under the Company's 1996 Stock Incentive Plan.

         Restructuring Charges

         In the second quarter of 1997, the Company recorded a restructuring and unusual charge of $3 million. Included in this amount are charges of $2.2 million relating to salary and benefit continuation costs recorded in connection with a workforce reduction affecting the Company's Commercial Products Group and the restructuring of certain distribution channels. The remaining $.8 million relates to assets to be sold or discarded and other costs associated with this restructuring effort.

         Reclassification

         Beginning in the fourth quarter of 1996, postage expenses relating to prepaid photo mailers, which were treated as selling expenses, have been reclassified to cost of products sold. The costs of products sold and selling expenses for the second quarter of 1996 have been adjusted by $2.5 million and for the first six months of 1996 have been adjusted by $4.6 million to reflect the change.

         Commitments and Contingencies

         In respect to patent litigation brought by Ricoh Company, Ltd., the Federal District Court for New Hampshire decided on March 31, 1997 to enjoin the Company from manufacturing, using or selling its NT-50 and NT-6750 toner cartridges in the United States. Sales of these products in 1996 amounted to less than one percent of the Company's total sales. The Court left the subject of damages, if any, to subsequent proceedings. The Company disagrees with the Court's decision to enjoin the Company and has filed a notice of appeal.

                       NASHUA CORPORATION AND SUBSIDIARIES

ITEM 2.             Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


I. RESULTS OF OPERATIONS

Sales and operating income (loss) by industry segment are shown in the accompanying table on page 12.

THREE MONTHS ENDED JUNE 27, 1997 VERSUS
THREE MONTHS ENDED JUNE 28, 1996

In the second quarter of 1997, the Company reported a net loss of $1.9 million ($.30 per share), including a restructuring and unusual charge of $3.0 million, compared to net income of $26.1 million ($4.08 per share) for the second quarter of 1996. Net sales reported decreased 22% to $80.5 million from $103.6 million in the same period a year ago. Excluding sales related to the mainland European photo business and Cerion Technologies Inc. ("Cerion"), the comparable sales decrease was 9% from $88.1 million in the same period a year ago. The pretax loss from continuing operations reported for the second quarter of 1997 was $4.1 million compared to pretax income from continuing operations of $32.5 million a year ago. In the second quarter of 1997 the pretax loss from continuing operations was $1.1 million, excluding the restructuring and unusual charge of $3.0 million, whereas, the pretax loss from continuing operations in second quarter of 1996 was $.2 million, excluding Cerion gains and equity income and restructuring and unusual charges. Results in 1996 included an unusual charge of $7.0 million for the write-down of goodwill related to the Company's mainland European photo business, $39.3 million in gains on the initial public offering of Cerion stock, an $8.4 million after-tax gain on the sale of the Tape Products Division and an extraordinary after-tax charge of $1.3 million associated with prepayment of debt.

During the second quarter of 1997, the Company recorded a restructuring and unusual charge of $3.0 million associated with restructuring certain distribution channels and aligning the workforce to current levels of demand principally within the Commercial Products Group. Below are details of the charges related to continuing operations and the activity recorded during the second quarter of 1997.


                                                          Balance      Current       Current      Balance
                                                         March 28,      Period       Period      June 27,
(In thousands)                                             1997       Provision      Charges       1997
                                                         ---------    ---------      -------     --------
Provisions for severance related to
   workforce reductions                                    $  600      $ 2,208      $   (350)     $2,458
Provisions for assets to be sold or discarded               3,210          159        (1,707)      1,662
Other                                                       2,075          637          (930)      1,782
                                                           ------      -------      --------      ------
       Total                                               $5,885      $ 3,004      $ (2,987)     $5,902
                                                           ======      =======      ========      ======

The current period provision for workforce reductions includes amounts for salary and benefit continuation for certain employees as part of the Commercial Products Group restructuring. Management anticipates that such actions will be completed within a year and that total estimated savings in personnel and operating costs resulting from the restructuring and unusual charge of $3.0 million will be approximately $5.0 million annually.

                       NASHUA CORPORATION AND SUBSIDIARIES

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations (continued)


THREE MONTHS ENDED JUNE 27, 1997 VERSUS
THREE MONTHS ENDED JUNE 28, 1996 (CONTINUED)

The Commercial Products Group's second quarter sales decreased 19% to $43.2 million from $53.1 million during the same quarter a year ago. The sales decrease was primarily related to the Imaging Supplies Division which experienced lower volumes related to lower demand for dry toner, laser printer cartridges and copier paper. The pretax impact of lower sales volumes were partially offset by improvements in productivity and lower manufacturing costs during the quarter.

The Photo Group's second quarter sales decreased 13% to $37.3 million from $43.0 million during the same quarter a year ago. Excluding sales from the mainland European photo business which was sold in the fourth quarter of 1996, the Photo Group's sales slightly improved from the same period a year ago. Higher prices in the U.S. and favorable currency effects were partially offset by lower unit volumes. Additionally, higher marketing expenses driven by new product development and marketing initiatives resulted in lower operating income for the second quarter of 1997 compared to the same quarter of 1996, excluding the unusual charge of $7.0 million related to the write-down of goodwill of the mainland European photo business.

SIX MONTHS ENDED JUNE 27, 1997 VERSUS
SIX MONTHS ENDED JUNE 28, 1996

During the first six months of 1997, the Company reported a net loss of $3.3 million ($.52 per share), including a restructuring and unusual charge of $3.0 million, compared to net income of $24.1 million ($3.77 per share) a year ago. Net sales reported decreased 24% to $155.7 million from $205.1 million in the same period a year ago. Excluding sales related to the mainland European photo business and Cerion, the comparable sales decrease was 9% from $170.7 million in the same period a year ago. The pretax loss from continuing operations reported for the six months was $6.5 million compared to pretax income from continuing operations of $28.5 million in the same period a year ago. In the first six months of 1997 the pretax loss from continuing operations was $3.5 million, excluding the restructuring and unusual charge of $3.0 million, whereas, the pretax loss from continuing operations in the first six months of 1996 was $4.2 million, excluding Cerion gains and equity income and restructuring and unusual charges. Results in 1996 included an unusual charge of $7.0 million for the write-down of goodwill related to the Company's mainland European photo business, $39.3 million in gains on the initial public offering of Cerion stock, an $8.4 million after-tax gain on the sale of the Tape Products Division and an extraordinary after-tax charge of $1.3 million associated with prepayment of debt.

During the first six months, the Commercial Products Group's year-to-date sales decreased 17% to $87.7 million from $105.8 million for the same period a year ago. The sales decrease was primarily related to the Imaging Supplies Division which experienced lower volumes which was related to lower demand for dry toner, laser printer cartridges and copier paper. The Commercial Product Group's operating profit, excluding restructuring and unusual charge, increased from an operating loss of $2.8 million in the first six months of 1996 to an operating profit of $1.4 million. The increase was due to improved productivity and lower manufacturing costs.

During the first six months, the Photo Group's sales decreased 15% to $68.0 million from $80.0 million for the same period a year ago. On a comparable basis, excluding sales from the mainland European photo business which was sold in the fourth quarter of 1996, sales were slightly higher versus the same period a year ago which was primarily the result of favorable currency effects. The Photo Group's operating loss, excluding restructuring and unusual charge, for the first six months of 1997 decreased to an operating loss of $1 million compared to an operating loss of $0.5 million in the first six months of 1996. The increased operating loss was primarily due to lower volumes and pricing in the U.K. business and higher marketing expenses.

The Company's estimated annual effective tax rate for the first six months of 1997 was 49% compared to 42% for the same period a year ago. The estimated annual effective income tax benefit is higher than the U.S. statutory rate primarily due to the unfavorable impact of non-deductible goodwill and state income taxes.

                         NASHUA CORPORATION AND SUBSIDIARIES

                       Management's Discussion and Analysis of
              Financial Condition and Results of Operations (continued)



II. CASH FLOWS AND LIQUIDITY

During the first six months of the year, the Company's operations used $4 million of cash compared to cash provided from operations of $11.6 million last year. The change year-to-year is primarily related to a decrease in depreciation and amortization and a use of cash from changes in working capital.

Working capital changes are attributed to an increase in inventory of $1.3 million and other current assets of $5.6 million which relates to an income tax benefit and seasonal increases in deferred marketing expenses within the Photo Group. Additionally, income taxes payable decreased $2.2 million which was offset by an increase in accounts payable of $3.7 million.

                       NASHUA CORPORATION AND SUBSIDIARIES

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations (Continued)

                 (Dollars in millions, except per share amounts)

                                    UNAUDITED


                                                            Three Months Ended          Six Months Ended
                                                            ------------------          ----------------
                                                            6/27/97    6/28/96          6/27/97   6/28/96
                                                            -------    -------          -------   -------
Industry Segment Data
---------------------
Net sales:
Commercial Products Group                                   $ 43.2     $ 53.1             $ 87.7   $105.8
Photo Group                                                   37.3       43.0               68.0     80.0
Cerion Technologies                                              -        7.5                  -     19.3
                                                            ------     ------             ------   ------
   Net sales                                                $ 80.5     $103.6             $155.7   $205.1
                                                            ======     ======             ======   ======

Operating income (loss):
Commercial Products Group (a)                               $ (2.0)    $ (0.1)            $ (1.4)  $ (2.8)
Photo Group (a)(b)                                             0.1       (6.4)              (1.2)    (7.5)
Cerion Technologies (c)                                          -       41.7                  -     44.9
Corporate expense, including interest                         (2.2)      (2.7)              (3.9)    (6.1)
                                                            ------     ------              -----   ------
   Total operating income (loss)                              (4.1)      32.5               (6.5)    28.5

Provision for income taxes (benefit)                          (2.2)      13.8               (3.2)    12.1
                                                            ------     ------              -----   ------
Income (loss) from continuing operations                      (1.9)      18.7               (3.3)    16.4

Income from discontinued operation                               -        0.3                  -      0.6
Gain on disposal of discontinued operation                       -        8.4                  -      8.4
                                                            ------     ------             ------   ------
Income (loss) before extraordinary loss                       (1.9)      27.4               (3.3)    25.4

Extraordinary loss on extinguishment of debt                     -       (1.3)                 -     (1.3)
                                                            ------     ------             ------   ------

Net income (loss)                                           $ (1.9)    $ 26.1             $ (3.3)  $ 24.1
                                                            ======     ======             ======   ======


Net income (loss) per share                                 $(0.30)    $ 4.08             $(0.52)  $ 3.77
                                                            ======     ======             ======   ======



(a) Operating income for the three and six months ended June 27, 1997 includes restructuring and unusual charges of $2.8 million and $.2 million for Commercial Products Group and Photo Group, respectively.
(b) Operating loss for the three and six months ended June 28, 1996 included an unusual charge of $7 million.
(c) Operating income for the three and six months ended June 28, 1996 included gains of $32 million from the sale of Cerion Technologies stock and $7.3 million from Nashua's interest in the shares sold by Cerion and income of $.4 million recorded under the equity method of accounting.

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

In respect to patent litigation brought by Ricoh Company, Ltd., the Federal District Court for New Hampshire decided on March 31, 1997 to enjoin the Company from manufacturing, using or selling its NT-50 and NT-6750 toner cartridges in the United States. Sales of these products in 1996 amounted to less than one percent of the Company's total sales. The Court left the subject of damages, if any, to subsequent proceedings. The Company disagrees with the Court's decision to enjoin the Company and has filed a notice of appeal.

The Company references its first quarter Form 10-Q in respect to a shareholder consolidated amended complaint filed against Cerion, the Company and other named defendants on March 24, 1997 in the Circuit Court in Cook County, Illinois relating to the initial public stock offering of Cerion in May 1996 ("Cerion Litigation"). There were no material developments in the second quarter.

ITEM 5.  OTHER INFORMATION

Factors Which May Affect Future Results

This report may contain forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. When used in this report, the words "believe", "expects", "to be", "anticipates", "should" and similar expressions are intended to identify such forward-looking statements. Any such forward-looking statements and the Company's future results of operations and financial condition are subject to risks and uncertainties which could cause actual results to differ materially from those anticipated and from past results. Such risks and uncertainties include, but are not limited to, fluctuations in customer demand, intensity of competition from other vendors, timing and acceptance of new product introductions, general economic and industry conditions, delays or difficulties in programs designed to increase sales and return the Company to profitability, the possibility of a final award of material damages in the patent litigation brought against the Company by Ricoh Company, Ltd. and the Cerion Litigation and other risks detailed in the Company's filings with the Securities and Exchange Commission.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


          (b)     REPORTS ON FORM 8-K

                  On April 9, 1997, the Company filed a Form 8-K concerning a ruling in the patent litigation suit brought by Ricoh Company, Ltd.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               NASHUA CORPORATION


Date: August 11, 1997          /s/ Daniel M. Junius
                               ----------------------------------------
                               Daniel M. Junius
                               Vice President-Finance,
                               Chief Financial Officer and Treasurer
                               (principal financial and duly authorized officer)