Form 10-Q
period 1997-09-26
NASHUA CORP
filed 1997-11-10
CIK 69680

                                    FORM 10-Q

                         -----------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         -----------------------------

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended

                               SEPTEMBER 26, 1997
                                       or

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

       AS OF OCTOBER 31, 1997, THE COMPANY HAD 6,670,931 SHARES OF COMMON
STOCK, EXCLUDING 24,064 SHARES IN TREASURY, PAR VALUE $1 PER SHARE, OUTSTANDING.

                       NASHUA CORPORATION AND SUBSIDIARIES

                                      INDEX

Part I.  Financial Information                                                               Page No.
                                                                                             --------
         Item 1.    Financial Statements

                    Consolidated Statements of Operations and Retained Earnings
                         Three Months Ended September 26, 1997 and September 27, 1996            3

                    Consolidated Statements of Operations and Retained Earnings
                         Nine Months Ended September 26, 1997 and September 27, 1996             4

                    Consolidated Balance Sheets
                         September 26, 1997 and December 31, 1996                                5

                    Consolidated Statements of Cash Flows
                         Nine Months Ended September 26, 1997 and September 27, 1996             6

                    Notes to Consolidated Financial Statements                                   7

         Item 2.    Management's Discussion and Analysis of Financial
                         Condition and Results of Operations                                     9


Part II. Other Information

         Item 1.    Legal Proceedings                                                           14

         Item 5.    Other Information                                                           14

         Item 6.    Exhibits and Reports on Form 8-K                                            14

                          PART I. FINANCIAL INFORMATION
ITEM 1.

                       NASHUA CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        AND RETAINED EARNINGS (Unaudited)

                  (Dollars in thousands, except per share data)



                                                           Three months ended
                                                     -----------------------------
                                                     September 26,   September 27,
                                                          1997            1996
                                                     -------------   -------------

Net sales                                               $86,891        $100,932
Cost of products sold                                    63,046          71,916
                                                        -------        --------

Gross margin                                             23,845          29,016

Selling, distribution and administrative expenses        23,813          25,689
Research expense                                          1,916           2,465
Restructuring and unusual charges                           900               -
Equity in net (income) loss of Cerion Technologies          (17)            174
Net interest income                                        (123)            (67)
                                                        -------        --------

Income (loss) before income taxes                        (2,644)            755
Provision for income taxes                                  449             212
                                                        -------        --------
Net income (loss)                                        (3,093)            543

Retained earnings, beginning of period                   82,423          85,682
                                                        -------        --------
Retained earnings, end of period                        $79,330        $ 86,225
                                                        =======        ========


   Earnings (loss) per common
     and common equivalent share                        $  (.48)       $    .08
                                                        =======        ========

Average common and common equivalent shares               6,386           6,413
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

                       NASHUA CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        AND RETAINED EARNINGS (Unaudited)

                  (Dollars in thousands, except per share data)


                                                                      For the nine months ended
                                                                    -----------------------------
                                                                    September 26,   September 27,
                                                                        1997             1996
                                                                    -------------   -------------

Net sales                                                             $242,554        $306,030
Cost of products sold                                                  178,559         224,828
                                                                      --------        --------

Gross margin                                                            63,995          81,202

Selling, distribution and administrative expenses                       63,659          75,215
Research expense                                                         6,198           7,044
Restructuring and unusual charges                                        3,904           7,000
Equity in net income of Cerion Technologies                                (45)           (211)
Gain on disposition of Cerion Technologies stock                             -         (31,962)
Gain on Cerion Technologies public stock offering                            -          (7,353)
Net interest expense (income)                                             (539)          2,211
                                                                      --------        --------

Income (loss) from continuing operations before income taxes            (9,182)         29,258
Provision for income taxes (benefit)                                    (2,755)         12,297
                                                                      --------        --------
Income (loss) from continuing operations                                (6,427)         16,961

Income from discontinued operation, net of taxes                             -             524
Gain on disposal of discontinued operation, net of taxes                     -           8,434
                                                                      --------        --------

Income (loss) before extraordinary loss                                 (6,427)         25,919
Extraordinary loss on extinguishment of debt, net of tax benefit             -           1,257
                                                                      --------        --------

Net income (loss)                                                       (6,427)         24,662

Retained earnings, beginning of period                                  85,757          61,563
                                                                      --------        --------
Retained earnings, end of period                                      $ 79,330        $ 86,225
                                                                      ========        ========


Earnings (loss) per common and common equivalent share:
   Income (loss) from continuing operations                           $  (1.00)       $   2.65
                                                                      --------        --------
   Income from discontinued operation:
    Income from discontinued operation                                       -             .08
    Gain on disposal of discontinued operation                               -            1.32
                                                                      --------        --------
                                                                             -            1.40
                                                                      --------        --------

   Income (loss) before extraordinary loss                               (1.00)           4.05
   Extraordinary loss on extinguishment of debt                              -            (.20)
                                                                      --------        --------

   Net income (loss)                                                  $  (1.00)       $   3.85
                                                                      ========        ========

Average common and common equivalent shares                              6,384           6,400
                                                                      ========        ========



The accompanying notes are an integral part of these financial statements.

                       NASHUA CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                             (Dollars in thousands)

                                     ASSETS
                                                                              September 26,
                                                                                  1997          December 31,
                                                                               (Unaudited)         1996
                                                                              -------------     ------------
Current assets:
   Cash and cash equivalents                                                     $  9,412        $ 20,018
   Accounts receivable                                                             22,004          20,112
   Inventories:
     Materials and supplies                                                         5,503           6,676
     Work in process                                                                2,991           2,498
     Finished goods                                                                 7,294           7,494

                                                                                 --------        --------
       Total inventories                                                           15,788          16,668
   Other current assets                                                            19,910          15,367
                                                                                 --------        --------
Total current assets                                                               67,114          72,165
                                                                                 --------        --------

Property, plant and equipment, at cost                                            117,617         118,577
Accumulated depreciation                                                          (62,026)        (58,459)
                                                                                 --------        --------
   Net property, plant and equipment                                               55,591          60,118
                                                                                 --------        --------

Other assets:
   Intangible assets, net of amortization ($11,553 in 1997 and
   $10,483 in 1996)                                                                22,117          25,123
   Investment in unconsolidated affiliate                                           7,263           7,218
   Other assets                                                                    11,640          12,065
                                                                                 --------        --------
     Total other assets                                                            41,020          44,406
                                                                                 --------        --------

Total assets                                                                     $163,725        $176,689
                                                                                 ========        ========


                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt                                          $    584        $    811
   Accounts payable                                                                24,064          22,678
   Accrued expenses                                                                23,123          24,880
   Income taxes payable                                                               524           2,623
                                                                                 --------        --------
     Total current liabilities                                                     48,295          50,992
                                                                                 --------        --------

Long-term debt                                                                      1,702           2,044
Other long-term liabilities                                                        20,115          21,736
                                                                                 --------        --------
     Total long-term liabilities                                                   21,817          23,780
                                                                                 --------        --------

Stockholders' Equity:
Common stock and additional paid-in capital                                        18,754          18,754
Retained earnings                                                                  79,330          85,757
Cumulative translation adjustment                                                  (3,714)         (1,837)
Treasury stock, at cost                                                              (757)           (757)
                                                                                 --------        --------
Total stockholders' equity                                                         93,613         101,917
                                                                                 --------        --------

Commitments and contingencies

Total liabilities and stockholders' equity                                       $163,725        $176,689
                                                                                 ========        ========

The accompanying notes are an integral part of these financial statements.

                       NASHUA CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                             (Dollars in thousands)

                                                                For the nine months ended
                                                              -----------------------------
                                                              September 26,   September 27,
                                                                   1997           1996
                                                              -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)                                                $ (6,427)      $ 24,662
Adjustments to reconcile net income to cash
   provided by (used in) operating activities:
     Depreciation and amortization                                 10,847         13,705
     Income from discontinued operations                                -           (524)
     Extraordinary loss on extinguishment of debt                       -          1,257
     Gain on disposal of discontinued operations                        -         (8,434)
     Equity in net income of Cerion Technologies                      (45)          (211)
     Gain on disposition of Cerion Technologies stock                   -        (31,962)
     Gain on Cerion Technologies public stock offering                  -         (7,353)
     Restructuring and unusual charges                              3,904          7,000
     Change in working capital and other, net                     (11,492)        14,696
                                                                 --------       --------

   Cash provided by (used in) operating activities                 (3,213)        12,836
                                                                 --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Investment plant, property and equipment                        (7,391)        (9,549)
   Proceeds from sale of fixed assets                                 825              -
   Proceeds from repayment of Cerion Technologies note                  -         11,142
   Proceeds from sale of Cerion Technologies stock, net                 -         33,080
                                                                 --------       --------


     Cash provided by (used in) investing activities               (6,566)        34,673
                                                                 --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Proceeds from borrowings                                             -            880
   Repayment of borrowings                                           (569)       (63,110)
   Extinguishment of debt                                               -           (952)
   Other                                                                -             69
                                                                 --------       --------

     Cash used in financing activities                               (569)       (63,113)
                                                                 --------       --------

   Proceeds from the sale of discontinued operation                     -         28,000
   Cash used by activities of discontinued operations                   -           (219)

Effects of exchange rate changes on cash                             (258)            43
                                                                 --------       --------


Increase (decrease) in cash and cash equivalents                  (10,606)        12,220

Cash and cash equivalents at beginning of period                   20,018          8,390
                                                                 --------       --------

Cash and cash equivalents at end of period                       $  9,412       $ 20,610
                                                                 ========       ========

   Cash paid for interest                                        $    189       $  3,140
                                                                 ========       ========
   Cash paid for income taxes                                    $  2,420       $  4,267
                                                                 ========       ========

The accompanying notes are an integral part of these financial statements.

                       NASHUA CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             For the Period and Nine Months Ended September 26, 1997



The financial statements have been prepared in accordance with the requirements of Form 10-Q and consequently do not include all disclosures required by Form 10-K. Additional information may be obtained by referring to the Company's Form 10-K for the year ended December 31, 1996.

The financial information submitted herewith is unaudited and reflects all adjustments which are, in the opinion of management, necessary to provide a fair statement of the results for the interim periods ended September 26, 1997 and September 27, 1996. All such adjustments are of a normal recurring nature. The results for interim periods are not necessarily indicative of the results to be expected for the fiscal year.

Earnings Per Share

Earnings per common and common equivalent share is computed based on the total of the weighted average number of common shares and, as applicable, the weighted average number of common equivalent shares outstanding during the period. The average common and common equivalent shares for the three months ended September 26, 1997 and September 27, 1996 were 6,386,000 and 6,413,000 and the nine months ended September 26, 1997 and September 27, 1996 were 6,384,000 shares and 6,400,000 shares, respectively.

In February 1997, the Financial Accounting Standards Board issued "Statement of Financial Accounting Standards No. 128, Earnings per Share (SFAS 128). This Statement will be effective for both interim and annual periods ending after December 15, 1997. SFAS 128 replaces APB Opinion 15 and related interpretations (APB 15). SFAS 128 simplifies the computation of EPS by replacing the presentation of primary earnings per share with a presentation of basic EPS. Basic EPS includes no dilution and is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted EPS under APB 15.

The Company has recorded net losses for the three and nine month periods ended September 26, 1997, therefore, any common stock equivalents would be antidilutive; therefore, earnings per common and common equivalent share as presented on the consolidated statements of operations and retained earnings is equivalent to Basic Earnings per Share and Diluted Earnings per Share under SFAS 128.

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

                       NASHUA CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             For the period and nine months ended September 26, 1997


Stock Options

At September 26, 1997, options for 750,220 shares of common stock were outstanding. Stock options for an additional 262,575 shares may be awarded under the Company's 1996 Stock Incentive Plan.

Restructuring and Unusual Charges

In the third quarter of 1997, the Company recorded an unusual charge of $.9 million related to the sale of certain excess real estate in Nashua, New Hampshire.

Reclassification

Beginning in the fourth quarter of 1996, postage expenses relating to prepaid photo mailers, which were treated as selling expenses, have been reclassified to cost of products sold. The cost of products sold and selling expenses for the third quarter of 1996 have been adjusted by $3.2 million and for the first nine months of 1996 have been adjusted by $7.9 million to reflect the change.

Commitments and Contingencies

In respect to patent litigation brought by Ricoh Company, Ltd., the Federal District Court for New Hampshire decided on March 31, 1997 to enjoin the Company from manufacturing, using or selling its NT-50 and NT-6750 toner cartridges in the United States. Sales of these products in 1996 amounted to less than one percent of the Company's total sales. The Court left the subject of damages, if any, to subsequent proceedings. The Company disagrees with the Court's decision to enjoin and the Company has filed an appeal in the Federal Circuit Court of Appeals in Washington, D.C.

Subsequent Event

In the fourth quarter of 1997 the Company announced its intention to sell its Specialty Coated Products Division and its international photofinishing businesses in Canada, Northern Ireland and the United Kingdom. The Specialty Coated Products Division applies a broad range of chemical coatings to paper. Products range from papers coated for thermal printers and fax machines to carbonless and ink jet papers. The division has one plant in Merrimack, New Hampshire, and currently employs approximately 220 people. It is expected that this unit will continue to supply thermal paper to the Label Division for the foreseeable future. Nashua through its brand names including York, Truprint, Belmont and Scot is the photofinishing market segment leader in Northern Ireland, Canada and the U.K. Nashua's international photofinishing facilities are located in Belfast, Northern Ireland; Saskatoon, Saskatchewan; and Telford and Newton Abbot, England. Collectively, these businesses employ approximately 800 people. Combined revenues for the businesses being divested were $34.5 million and $89.2 million, respectively, for the three and nine month periods ended September 26, 1997 and $35.0 million and $93.3 million respectively for the comparable periods in 1996. Combined operating losses for these businesses were $.3 million and $.7 million, respectively, for the third quarter of 1997 and the first nine months of 1997 compared with operating income of $1.1 million and $2.4 million, respectively, for the same periods in 1996. The Company expects to recognize gains from the divestitures which will be recognized in income when realized. A portion of the proceeds from the sale of the assets is expected to be reinvested in the retained businesses and a portion is expected to be returned to shareholders via a special dividend or share repurchases.

                       NASHUA CORPORATION AND SUBSIDIARIES

ITEM 2.              Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


I.  RESULTS OF OPERATIONS

Sales and operating income (loss) by industry segment are shown in the accompanying table on page 13.

THREE MONTHS ENDED SEPTEMBER 26, 1997 VERSUS
THREE MONTHS ENDED SEPTEMBER 27, 1996

In the third quarter of 1997, the Company reported a net loss of $3.1 million ($.48 per share), including an unusual charge of $.9 million related to the sale of certain excess real estate, compared to net income of $.5 million or $.08 per share for the third quarter of 1996. Also, the weak third quarter results reduced the estimated annual effective tax benefit to 30% from 49%, as a result approximately $.20 per share of the third quarter loss is attributable to this change. Net sales decreased 14% to $86.9 million from $100.9 million in the same period a year ago. Excluding sales related to the mainland European photo business, which was sold in the fourth quarter of 1996, and the liquid toner and the organic photoconductor ("OPC") drum product lines, which the Company has exited, the comparable sales decrease was 5% from $91.5 million in the same period a year ago. On a comparable basis, excluding the results of the mainland European photo business and product lines exited, and the equity in the net loss of Cerion Technologies Inc. ("Cerion"), the pretax income for the third quarter of 1996 was $.5 million versus a pretax loss of $2.6 million.

In 1996, the Company recorded net restructuring and other unusual charges related to the sale of the mainland European photo business, the divestiture of the OPC drum product line and other business unit and functional realignments in Corporate and the Photo Group. Additionally, during the second quarter of 1997, the Company recorded restructuring and unusual charges of $3.0 million associated with restructuring certain distribution channels and aligning the workforce to current levels of demand principally within the Commercial Products Group. Below are details of the charges and the activity recorded during the third quarter of 1997.

                                                    Balance    Current   Current  Balance
                                                   June 27,     Period   Period   Sept 26,
(In thousands)                                       1997     Provision  Charges    1997
                                                  -----------------------------------------

Provisions for severance related to
   workforce reductions                              $2,458     $   -      $344    $2,114
Provisions for assets to be sold or discarded         1,662         -        87     1,575
Other                                                 1,782         -       293     1,489
                                                     ------     -----      ----    ------
       Total                                         $5,902     $   -      $724    $5,178
                                                     ======     =====      ====    ======

The provision for workforce reductions includes amounts for salary and benefit continuation for approximately 100 employees as part of the Commercial Products Group restructuring. As of September 26, 1997, approximately 30 of the employee terminations had occurred and the remaining separations are scheduled to be completed by the end of the second quarter of 1998. The estimated savings in personnel and operating costs resulting from the 1997 restructuring charge of $3.0 million will be approximately $5.0 million annually.

The Commercial Products Group's third quarter net sales decreased 6% to $42.6 million from $45.3 million during the same quarter a year ago. The sales decrease was primarily related to the Imaging Supplies Division partially offset by slightly higher sales in the Label Division. The Imaging Supplies Division experienced lower unit sales prices in dry toner, due in part to a shift in mix, and copier paper partially offset by incresed laser printer cartridge volumes. Additionally, the third quarter of 1996 included sales of $.9 million relating to product lines which the Company has exited. The Commercial Products Group's operating income for the third quarter of 1997 was $.4 million compared to an operating loss of $.1 million for the third quarter of 1996. The improvement was due to improved productivity, lower manufacturing and operating costs, partially offset by lower sales prices and mix shift in the Imaging Supplies Division.

                       NASHUA CORPORATION AND SUBSIDIARIES

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations (continued)


The Photo Group's third quarter sales decreased 20% to $44.3 million from $55.6 million during the same quarter a year ago. Excluding sales from the mainland European photo business which was sold in the fourth quarter of 1996, the Photo Group's third quarter 1997 net sales were approximately 6% lower from the same period a year ago. Higher prices in the U.S., Canada and U.K. operations and favorable currency effects were offset by lower unit volumes in the third quarter of 1997. The Photo Group recorded an operating loss for the third quarter of $.5 million compared to an operating profit of $3.3 million for the same period a year ago. The decrease was due to the lower volumes, an increase in operating expenses and the divestiture of the mainland European photo business. The increase in operating expenses were primarily related to higher marketing expenses related to new product development and marketing initiatives.

Selling, distribution and administrative expenses for the three month period ended September 26, 1997 decreased $1.9 million or 7% from the same period a year ago. Excluding the selling, distribution and administrative expenses for the mainland European photo business, which was sold in the fourth quarter of 1996, the selling, distribution and administrative expenses for the three month period ended September 26, 1997 increased $1.3 million or 6% primarily due to increased marketing and administrative costs within the Photo Group partially offset by reductions within the Commercial Products Group.

Research expenses for the three month period ended September 26, 1997 decreased $.5 million primarily due to reduced spending in the Commercial Products Group.

In the fourth quarter of 1997 the Company announced its intention to sell its Specialty Coated Products Division and its international photofinishing businesses in Canada, Northern Ireland and the United Kingdom. The Specialty Coated Products Division applies a broad range of chemical coatings to paper. Products range from papers coated for thermal printers and fax machines to carbonless and ink jet papers. The division has one plant in Merrimack, New Hampshire, and currently employs approximately 220 people. It is expected that this unit will continue to supply thermal paper to the Label Division for the foreseeable future. Nashua through its brand names including York, Truprint, Belmont and Scot is the photofinishing market segment leader in Northern Ireland, Canada and the U.K. Nashua's international photofinishing facilities are located in Belfast, Northern Ireland; Saskatoon, Saskatchewan; and Telford and Newton Abbot, England. Collectively, these businesses employ approximately 800 people. Combined revenues for the businesses being divested were $34.5 million and $89.2 million for the three and nine months ended September 26, 1997 and $35.0 million and $93.3 million respectively for the comparable periods in 1996. Combined operating losses for these businesses were $.3 million and $.7 million, respectively, for the third quarter of 1997 and the first nine months of 1997 compared with operating income of $1.1 million and $2.4 million, respectively, for the same periods in 1996. The Company expects to recognize gains from the divestitures which will be recognized in income when realized. A portion of the proceeds from the sale of the assets is expected to be reinvested in the retained businesses and a portion is expected to be returned to shareholders via a special dividend or share repurchases.

NINE MONTHS ENDED SEPTEMBER 26, 1997 VERSUS
NINE MONTHS ENDED SEPTEMBER 27, 1996

The Company recorded a net loss of $6.4 million or $1.00 per share for the nine month period ended September 26, 1997 compared to net income of $24.7 million for the nine month period ended September 27, 1996. The 1997 results included restructuring and unusual charges of $3.9 million associated with the Commercial Products Group and the sale of certain excess real estate. The 1996 results included pretax gains of $39.3 million relating to the initial public offering of Cerion common stock, a pretax charge of $7.0 million to write down the value of goodwill in the mainland European photo business, an $8.4 million after-tax gain on the sale of the Company's Tape Products Division and an extraordinary after-tax charge of $1.3 million associated with the extinguishment of debt. On a comparable basis, excluding all restructuring and unusual charges, gains, extraordinary items, the results of the business units sold or spun-off and product lines exited and net interest income or expense, the pretax loss for the first nine months of 1997 was $5.7 million versus a pretax loss of $5.4 million for the same period a year ago. The increased loss was due to lower results in the Photo Group partially offset by improvement in the Commercial Products Group.

                       NASHUA CORPORATION AND SUBSIDIARIES

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations (continued)


Net sales for the nine months ended September 26, 1997 decreased 21% to $243 million from $306 million for the same period a year ago. Excluding the net sales of the business units sold or spun-off and product lines exited, the net sales decreased 7% from $262 million for the first nine months of 1996. The decrease was primarily in the Commercial Products Group and was due to lower volumes and pricing in the Imaging and Specialty Coated Products Divisions.

The Commercial Products Group recorded an operating loss of $1.0 million for the nine months ended September 26, 1997 compared to an operating loss of $2.9 million for the same period a year ago. The 1997 results include a restructuring and unusual charge of $2.8 million for costs associated with restructuring certain distribution channels and workforce alignments. Excluding the restructuring and unusual charge the operating income for the first nine months of 1997 increased $4.7 million from the same period a year ago. The increase was primarily due to improved productivity and a reduction in the group's manufacturing and operating expenses partially offset by a reduction in sales volumes within the Imaging Supplies Division.

The Commercial Products Group's net sales for the nine month period ended September 26, 1997 decreased 14% to $130 million from $151 million for the same period a year ago. Excluding the net sales of the product lines exited, the net sales for the nine month period ended September 26, 1997 decreased 12% from the same period a year ago. The decrease was due to lower volumes and pricing, due in part to a shift in mix, in the toner, laser cartridge and paper product lines within the Imaging Supplies Division and lower facsimile and carbonless paper volumes in the Specialty Coated Products Division.

The Photo Group recorded an operating loss of $1.7 million for the nine month period ended September 26, 1997 compared to an operating loss of $4.1 million for the same period a year ago. The 1997 results include a restructuring and unusual item of $.2 million for workforce reductions and the 1996 results include a $7.0 million restructuring and unusual charge associated with the write down of goodwill in the mainland European photo business. Excluding the restructuring and unusual charges, the Photo Group's operating income for the first nine months of 1997 decreased $4.4 million from the same period a year ago. The decreased operating income was due primarily to an increase in selling and marketing expenditures in the U.S. and U.K. businesses. The increased expenditures were the result of new product and marketing initiatives.

The Photo Group's net sales for the nine month period ended September 26, 1997 decreased 17% to $112 million from $136 million for the same period a year ago. Excluding the sales of the mainland European photo business, the Photo Group's net sales for the nine month period ended September 26, 1997 decreased 2% from $114 million for the same period a year ago. The decrease was primarily in the U.S. photo business and was due to a decrease in volume partially offset by an increase in pricing.

Selling, distribution and administrative expenses for the nine month period ended September 26, 1997 decreased $11.6 million or 15% from the same period a year ago primarily due to the sale of the mainland European photo business and the spin off of Cerion. Excluding the 1996 selling, distribution and administrative expenses for these units, the 1997 selling, distribution and administrative expenses were unchanged from the first nine months of 1996 as declines in the administrative and selling expenses within the Commercial Products Group were offset by increases within the Photo Group.

Research expenses for the nine month period ended September 26, 1997 decreased $.8 million or 12% primarily due to the 1996 spin off of Cerion and reduced spending within the Commercial Products Group.

                       NASHUA CORPORATION AND SUBSIDIARIES

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations (continued)

The Company's estimated annual effective tax benefit for the nine month period ended September 26, 1997 is 30% compared to a tax expense rate of 42% for the same period a year ago. During the third quarter the estimated annual effective tax benefit was reduced from 49%, reducing the benefit realized in the first half of 1997 by $1.2 million. The estimated annual effective income tax benefit is lower than the U.S. statutory rate primarily due to the unfavorable impact of non-deductible goodwill.

II.  CASH FLOWS AND LIQUIDITY

During the first nine months of the year, the Company's operations used $10.6 million of cash compared to cash provided from operations of $12.2 million last year. The decrease in cash for the first nine months of 1997 was primarily due to the operating loss of $6.4 million, an increase of $8.2 million in working capital and investments in fixed assets of $7.4 offset by depreciation and amortization of $10.8 million. The increase in working capital is primarily due to the tax benefit recorded for the first nine months of 1997, payment of income taxes payable and an increase in accounts receivable.

                       NASHUA CORPORATION AND SUBSIDIARIES

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations (continued)

                 (Dollars in millions, except per share amounts)

                                    UNAUDITED

                                                  THREE MONTHS ENDED           NINE MONTHS ENDED
                                                 --------------------       ---------------------
                                                 9/26/97      9/27/96       9/26/97       9/27/96
                                                 -------      -------       -------       -------
INDUSTRY SEGMENT DATA

Net sales:
Commercial Products Group                         $42.6        $ 45.3        $130.3        $151.1
Photo Group                                        44.3          55.6         112.3         135.6
Cerion Technologies                                   -             -             -          19.3
                                                  -----        ------        ------        ------
Net sales                                         $86.9        $100.9        $242.6        $306.0
                                                  =====        ======        ======        ======

Operating income (loss):
Commercial Products Group(a)                      $ 0.4        $ (0.1)       $ (1.0)       $ (2.9)
Photo Group(a) (b)                                 (0.5)          3.3          (1.7)         (4.1)
Cerion Technologies(C)                                -          (0.2)            -          44.7
Corporate expense, including interest(d)           (2.5)         (2.3)         (6.5)         (8.4)
                                                  -----        ------        ------        ------
  Total operating income (loss)                    (2.6)          0.7          (9.2)         29.3

Provision for income taxes (benefit)                0.5           0.2          (2.8)         12.3
                                                  -----        ------        ------        ------

Income (loss) from continuing operations          $(3.1)       $  0.5        $ (6.4)       $ 17.0

Income from discontinued operation                    -             -             -           0.6
Gain on disposal of discontinued operation            -             -             -           8.4
                                                  -----        ------        ------        ------
Income (loss) before extraordinary loss            (3.1)          0.5          (6.4)         26.0

Extraordinary loss on extinguishment of debt          -             -             -          (1.3)
                                                  -----        ------        ------        ------


Net income (loss)                                 $(3.1)       $  0.5        $ (6.4)       $ 24.7
                                                  =====        ======        ======        ======

Net income (loss) per share                       $(.48)       $  .08        $(1.00)       $ 3.85
                                                  =====        ======        ======        ======


(a) Operating income for the nine months ended September 26, 1997 includes restructuring and unusual charges of $2.8 million and $.2 million for Commercial Products Group and Photo Group, respectively.

(b) Operating loss for the nine months ended September 27, 1996 included an unusual charge of $7 million.

(c) Operating income for the nine months ended September 27, 1996 included gains of $32 million from the sale of Cerion Technologies stock and $7.3 million from Nashua's interest in the shares sold by Cerion, and income of $.4 million recorded under the equity method of accounting.

(d) Operating loss for the three and nine months ended September 26, 1997 includes an unusual charge of $.9 million.

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

In respect to patent litigation brought by Ricoh Company, Ltd., the Federal District Court for New Hampshire decided on March 31, 1997 to enjoin the Company from manufacturing, using or selling its NT-50 and NT-6750 toner cartridges in the United States. Sales of these products in 1996 amounted to less than one percent of the Company's total sales. The Court left the subject of damages, if any, to subsequent proceedings. The Company disagrees with the Court's decision to enjoin and the Company has filed an appeal in the Federal Circuit Court of Appeals in Washington, D.C.

The Company references its first quarter Form 10-Q in respect to a shareholder consolidated amended complaint filed against Cerion, the Company and other named defendants on March 24, 1997 in the Circuit Court in Cook County, Illinois relating to the initial public stock offering of Cerion in May 1996 ("Cerion Litigation"). On October 9, 1997, the Court dismissed the Cerion Litigation against all defendants. The plaintiffs have until December 5, 1997 to file an amended complaint.

ITEM 5.  OTHER INFORMATION

Annual Stockholders' Meeting

The Company hereby gives written notice to its stockholders that its next annual stockholders' meeting will be held on April 24, 1998.

Factors Which May Affect Future Results

This report may contain forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. When used in this report, the words "believe", "expects", "to be", "anticipates", "should" and similar expressions are intended to identify such forward-looking statements. Any such forward-looking statements and the Company's future results of operations and financial condition are subject to risks and uncertainties which could cause actual results to differ materially from those anticipated and from past results. Such risks and uncertainties include, but are not limited to, possible inability to sell the Speciality Coated Products Division and the international photofinishing businesses within the timetable and at the prices anticipated, possible negative effects of the announcement of such proposed sales on relationships with customers, suppliers and employees, fluctuations in customer demand, intensity of competition from other vendors, timing and acceptance of new product introductions, general economic and industry conditions, delays or difficulties in programs designed to increase sales and return the Company to profitability, the possibility of a final award of material damages in the patent litigation brought against the Company by Ricoh Company, Ltd. and the Cerion Litigation and other risks detailed in the Company's filings with the Securities and Exchange Commission.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (b)  REPORTS ON FORM 8-K

          None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               NASHUA CORPORATION


Date: November 10, 1997        /s/ Daniel M. Junius
                               -------------------------------------------------
                               Daniel M. Junius
                               Vice President-Finance,
                               Chief Financial Officer and Treasurer
                               (principal financial and duly authorized officer)