Form 10-K405
period 1997-12-31
NASHUA CORP
filed 1998-03-26
CIK 69680

                                    FORM 10-K

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                            For the fiscal year ended

                                DECEMBER 31, 1997
                                -----------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from __________________ to __________________


                         COMMISSION FILE NUMBER 1-5492-1

                               NASHUA CORPORATION
             (Exact name of registrant as specified in its Charter)

              DELAWARE                                  02-0170100
      (State of incorporation)             (IRS Employer Identification Number)

         44 FRANKLIN STREET
             PO BOX 2002
         NASHUA, NEW HAMPSHIRE                          03061-2002
(Address of principal executive offices)                (Zip Code)

       Registrant's telephone number, including area code: (603) 880-2323

Securities registered pursuant to Section 12(b) of the Act:

                                                    Name of each exchange
     Title of each class                            on which registered
-------------------------------                    -----------------------
Common Stock, par value $1.00                      New York Stock Exchange
Preferred Stock Purchase Rights                    New York Stock Exchange


Securities registered pursuant to Section 12(g) of the Act:  None

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]


                                    Continued

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]          No [ ]

     The aggregate market value of voting stock held by non-affiliates of the registrant as of March 19, 1998 was approximately $96,781,381. The number of shares outstanding of the registrant's Common Stock as of March 19, 1998 was 6,716,931 (excluding 24,064 shares held in treasury).



                       DOCUMENTS INCORPORATED BY REFERENCE


     Parts I and II - Portions of Registrant's Annual Report to Stockholders for the year ended December 31, 1997.

     Part III - Portions of the Registrant's Proxy Statement dated March 25, 1998 for the Annual Meeting of Stockholders to be held on April 24, 1998.

                                     PART I


ITEM 1.  BUSINESS


GENERAL

         Nashua Corporation's continuing operations consist of three divisions:
Specialty Coated Products, Label Products and Imaging Supplies. For financial reporting, these divisions comprise the Commercial Products Group. Consolidated sales for 1997 for continuing operations were $173.2 million. The Company plans to divest all of its photofinishing operations as described below. The Company also owns a 37.1 percent interest in Cerion Technologies, Inc. ("Cerion") as described below. For financial reporting, this holding is reported as a separate segment.

         Nashua was incorporated in Massachusetts in 1904 and changed its state of incorporation to Delaware in 1957. The Company has its principal executive offices at 44 Franklin Street, PO Box 2002, Nashua, New Hampshire 03061-2002 (Telephone: (603) 880-2323). References to the "Company" or to "Nashua" refer to Nashua Corporation and its consolidated subsidiaries, unless the context otherwise requires.

         On March 10, 1998, the Company reached an agreement to sell its photofinishing operations in the U.S., U.K. and Canada for consideration of approximately $52.5 million in cash and the assumption of certain liabilities. Management anticipates that this sale will be consummated in the first half of 1998 and is also continuing discussions for the sale of its photofinishing business in Northern Ireland. As a result, the Company is exiting all of its photofinishing operations and has reported this segment as a discontinued operation in the accompanying consolidated financial statements.

         During the second quarter of 1996, Cerion completed its initial public offering of common stock, which included the sale of shares of its stock owned by the Company, reducing the Company's ownership of Cerion to 37.1 percent. Accordingly, the Company no longer consolidates the results of Cerion and has accounted for its remaining interest under the equity method of accounting since the completion of the initial public stock offering.

         The Company recorded net restructuring and other unusual charges of $4.3 million in 1997 which included charges in the fourth quarter of $.6 million related to restructuring the corporate organization, a charge in the third quarter of $.9 million related to the sale of excess real estate in Nashua, NH, and a second quarter charge of $2.8 million for costs associated with restructuring certain distribution channels and aligning the workforce with levels of demand in the Commercial Products Group.

         The Note entitled "Information About Operations" in the Company's Consolidated Financial Statements, which appears on page 29 of the Company's Annual Report to Stockholders, contains financial information concerning Nashua's business segments.

         FORWARD LOOKING INFORMATION: This Form 10-K contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. When used in this report, the words "expects," "believes," "can," "will" or similar expressions are intended to identify such forward-looking statements. Such forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from those anticipated. Such risks and uncertainties include, but are not limited to, completion of the sales of the Company's photofinishing businesses, the possibility of a final award of material damages in the Ricoh litigation or the Cerion litigation, fluctuations in customer demand, intensity of competition from other vendors, timing and acceptance of new product introductions, and general economic and industry conditions. For additional discussion of factors that may affect the Company's performance, refer to those described from time to time in the Company's other filings with the Securities Exchange Commission, press releases and other communications.

COMMERCIAL PRODUCTS GROUP

     The Commercial Products Group has three divisions: Imaging Supplies, Specialty Coated Products and Label Products.

     IMAGING SUPPLIES The Imaging Supplies Division manufactures and sells a variety of consumable products used in the process of reproducing and transferring readable images. Nashua's imaging supplies are comprised of toners, developers, remanufactured laser printer cartridges and copy paper. The Imaging Supplies Division sales were approximately $73 million for 1997, $98 million for 1996 and $137 million for 1995.

     Nashua markets its toners, developers, copy paper and remanufactured laser printer cartridges to national and government accounts through a network of approximately 150 dealers located throughout the United States. Those dealers also purchase Nashua's imaging supplies for resale directly to end-users. The Company also sells certain of those products through its own sales force to office supply distributors and private label machine and supply distributors.

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

     The Division's primary competitor for its remanufactured laser printer cartridges is Canon, Inc. which manufactures both new and remanufactured laser printer cartridges principally for sale to large original equipment manufacturers, including Hewlett Packard Company, for resale under their brand names. In addition, there are approximately 4,000 small laser printer cartridge rechargers which provide low volumes to small customers.

     SPECIALTY COATED PRODUCTS The Specialty Coated Products Division manufactures and sells thermal and non-thermal, thermosensitive label, Davac(R) dry-gummed label, and carbonless papers. Specialty Coated Products Division sales, excluding inter-divisional sales to the Company's Label Products Division, were approximately $29 million for 1997, $33 million for 1996 and $35 million for 1995.

     Thermal papers develop an image upon contact with either a heated stylus or a thermal print head. Thermal papers are used in point of sale printers, airline and package identification systems, gaming and ticketing systems, medical and industrial recording charts and for conversion to labels. Another application for these papers is for use in thermal facsimile machines. The Division's competitors include major integrated companies such as Appleton Papers, Inc., Kanzaki Paper Mfg. Co., Ltd., Jujo Paper Co., Ltd. and Ricoh Corporation, as well as several other manufacturers in the United States, Japan and Europe.

     The Division's thermosensitive label papers are coated with an adhesive that is activated when heat is applied. Those products are usually sold through fine paper merchants who, in turn, resell them to printers who convert the papers into labels for use primarily in the pharmaceutical industry. The Division's thermosensitive label papers are also used in the bakery industry and the meat packaging industry.

     Davac(R) dry-gummed label paper is a paper which is coated with a moisture-activated adhesive. Davac(R) dry-gummed label paper is sold primarily to fine paper merchants and business forms manufacturers. It is ultimately converted into various types of labels and stamps.

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

     LABEL PRODUCTS The Label Products Division sells pressure-sensitive labels through distributors and directly to end-users. Significant uses of labels include grocery scale marking, inventory control and address labels. The Label Products Division is a major supplier of labels to the supermarket industry and of labels used in the distribution and manufacture of a wide variety of other products. The label industry is price sensitive and competitive, and includes competitors such as Moore Corporation Ltd., Rittenhouse Paper Company Inc., Hobart Corporation, Avery Dennison Corporation and UARCO, Inc. plus numerous small regional converters. A significant amount of the thermal paper used by the Label Division for thermal, pressure-sensitive labels is manufactured by Nashua's Specialty Coated Products Division. Label Division sales were approximately $71 million for 1997, $68 million for 1996 and $73 million for 1995.

     DEVELOPMENT OF NEW PRODUCTS Success of the Commercial Products Group depends in part on its continued ability to develop and market new products. There can be no assurance that the Company will be able to develop and introduce new products in a timely manner or that such products, if developed, will achieve market acceptance. In addition, the Group's growth is dependent on its ability to penetrate new markets and sell through alternative channels of distribution. There can be no assurance that the markets being served by the Commercial Products Group will continue to grow; that existing and new products will meet the requirements of such markets; that the Group's products will achieve customer acceptance in such markets; that competitors will not force prices to an unacceptably low level or take market share from the Commercial Products Group; or that the Group can achieve or maintain profits in its markets.

     SUPPLIES AND MATERIALS The Commercial Products Group depends on outside suppliers for most of the raw materials used to produce toners and developers, labels and label papers, carbonless papers and thermal papers, including paper to be converted and chemicals to be used in producing the various coatings Nashua applies. The Group purchases materials from several suppliers and believes that adequate supplies are available. Products purchased in finished form (including certain toners, developers and papers) are readily available from a variety of sources. There are no assurances that the Group's operating results will not be adversely affected, however, by future increases in cost of raw materials or sourced products.

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


CERION TECHNOLOGIES

     Cerion, based in Champaign, Illinois, manufactures and markets precision-machined aluminum disk substrates that are used in the production of magnetic thin-film disks for hard disk drives of portable and desktop computers. On May 23, 1996, the Company and Cerion completed an initial public offering of common stock of Cerion. As a result of the offering, the Company's ownership of Cerion was reduced to 37.1 percent and, accordingly, the Company no longer consolidates the results of Cerion and accounts for its remaining interest under the equity method of accounting.


RESEARCH AND DEVELOPMENT

     Nashua's research and development efforts have been instrumental in the development of many of the products it markets. Nashua's research and development expenditures were $7.7 million in 1997, $9.2 million in 1996 and $8.9 million in 1995.

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

     For the past three years, the Company has spent approximately $1 million per year for compliance with pertinent environmental laws and regulations. In addition, for those sites which the Company has received notification of the need to remediate, the Company has assessed its liability and has established a reserve for estimated costs associated therewith. At December 31, 1997 the reserve for potential environmental liabilities was $1.5 million. Liability of "potentially responsible parties" (PRP) under CERCLA and RCRA, however, is joint and several, and actual remediation expenses at sites where the Company is a PRP may exceed current estimates. The Company believes that based on the facts currently known and the environmental reserve recorded, its remediation expense with respect to those sites and on-going costs of compliance are not likely to have a material adverse effect on its liquidity, consolidated financial position or results of operations.


EMPLOYEES

     Nashua and its subsidiaries had approximately 1,811 full-time employees at March 10, 1998, including 750 full-time employees for continuing operations. Approximately 450 employees of Nashua's Commercial Products Group segment are members of one of several unions, principally the United Paperworkers International Union. There are three agreements with the United Paperworkers International Union covering a majority of the Commercial Products Group's hourly employees. These agreements generally have a duration of two years and expiration dates in the first quarter of the respective year.


FOREIGN OPERATIONS

     The Company has decided to sell its Photo business and is therefore in the process of disposing of all of its significant foreign operations as described more fully in the Note to the Company's Consolidated Financial Statements entitled "Business Changes" which has been incorporated by reference into Item 8 of Part 2 of this Report. As such, information regarding identifiable assets by geographic region is reported as discontinued operations in the Note to the Company's Financial Statements entitled "Information About Operations" which appears on page 29 of the Company's Annual Report to Stockholders for the fiscal year ended December 31, 1997.


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

                              PRINCIPAL PROPERTIES


                                     SQUARE         PRINCIPAL
LOCATION                            FOOTAGE         PRODUCTS PRODUCED
--------                            -------         -----------------


COMMERCIAL PRODUCTS
-------------------

Merrimack, New Hampshire            545,000         carbonless paper, facsimile
                                                    paper, thermosensitive and
                                                    dry-gummed label papers,
                                                    chemicals, dry toners
Omaha, Nebraska                     170,000         pressure-sensitive labels
                                                    and laminate paper
Nashua, New Hampshire               198,000         dry toners and developers,
                                                    chemicals
Nogales, Mexico                      55,000(1)      laser printer cartridges

PHOTO(2)
--------

Parkersburg, West Virginia           81,000(1)      photofinishing
Newton Abbot, United Kingdom         46,000(1)      photofinishing
Telford, United Kingdom              38,000(1)      photofinishing
Saskatoon, Saskatchewan, Canada      15,000         photofinishing
Deal, United Kingdom                  9,500(1)      photofinishing
Belfast, Northern Ireland            24,000(1)      photofinishing





----------

(1)  Leased facilities.
(2) The Company intends to dispose of all the listed "Photo" properties, and related rights and obligations, as part of exiting its photofinishing operations.

ITEM 3.  LEGAL PROCEEDINGS

     In April 1994, Ricoh Company, Ltd. and Ricoh Corporation ("Ricoh") brought a lawsuit in the United States District Court, District of New Hampshire, alleging the Company's infringement of the U.S. patents 4,611,730 and 4,878,603 relating to certain toner cartridges for Ricoh copiers. In March 1997, the District Court enjoined Nashua from manufacturing, using or selling its NT-50 and NT-6750 toner cartridges. Sales of these products in 1996 amounted to one percent of Nashua's total sales. The Court left the subject of damages, if any, to subsequent proceedings. The Company disagrees with the Court's decision and has appealed to the United States Court of Appeals for the Federal Circuit. At the trial, Ricoh alleged that its damages would be approximately $10 million as of the date of the trial, and the Company alleged that such damages should be in the range of $.1 million to $.4 million. Ricoh also is seeking treble damages and attorneys' fees for willful infringement, but the Company believes an award for such damages is unlikely. The Company is awaiting the District Court's decision on damages and the Court of Appeals decision.

     In August and September 1996, two individual plaintiffs initiated lawsuits in the Circuit Court of Cook County, Illinois against the Company, Cerion, certain directors and officers of Cerion, and the Company's underwriter, on behalf of classes consisting of all persons who purchased the common stock of Cerion between May 24, 1996 and July 9, 1996. These two complaints were consolidated. In March 1997, the same individual plaintiffs joined by a third plaintiff filed a Consolidated Amended Class Action Complaint (the "Consolidated Complaint"). The Consolidated Complaint alleged that, in connection with Cerion's initial public offering, the defendants issued materially false and misleading statements and omitted the disclosure of material facts regarding, in particular, certain significant customer relationships. In October 1997, the Court on motion by the defendants, dismissed the Consolidated Complaint. The plaintiffs filed a Second Amended Consolidated Complaint alleging substantially similar claims as the Consolidated Complaint seeking damages and injunctive relief. The Company believes this lawsuit is without merit, has substantial defenses and intends to vigorously defend against these allegations.

        The Company is involved in certain environmental matters and has been designated by the Environmental Protection Agency ("EPA") as a potentially responsible party ("PRP") for certain hazardous waste sites. In addition, the Company has been notified by certain state environmental agencies that some of the Company sites not addressed by the EPA require remedial action. These sites are in various stages of investigation and remediation. Due to the unique physical characteristics of each site, the technology employed, the extended timeframes of each remediation, the interpretation of applicable laws and regulations and the financial viability of other potential participants, the ultimate cost to the Company of remediation for each site is difficult to determine. At December 31, 1997, based on the facts currently known and the Company's prior experience with these matters, the Company has concluded that there is at least a reasonable possibility that site assessment, remediation and monitoring costs will be incurred by the Company with respect to those sites which can be reasonably estimated in the aggregate range of $1.3 million to $1.5 million. This range is based, in part, on an allocation of certain sites' costs which, due to the joint and several nature of the liability, could increase if the other PRPs are unable to bear their allocated share. At December 31, 1997, the Company has accrued $1.5 million which represents, in management's view, the most likely amount within the range stated above. Based on information currently available to the Company, management believes that it is probable that the major responsible parties will fully pay the costs apportioned to them. Management believes that, based on its financial position and the estimated environmental accrual recorded, its remediation expense with respect to those sites is not likely to have a material adverse effect on the Company's consolidated financial position or results of operations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below are the present executive officers of the Company for
Section 16 of the Securities and Exchange Act purposes, their ages and their positions held with the Company:

NAME                        AGE    POSITION
----                        ---    --------

Gerald G. Garbacz           61     Chairman, President and Chief Executive
                                   Officer
Daniel M. Junius            45     Vice President-Finance, Chief Financial
                                   Officer and Treasurer
Paul Buffum                 53     Vice President, General Counsel and Secretary
Joseph I. Gonzalez-Rivas    42     Vice President
John J. Ireland             46     Vice President
Michael D. Jeans            49     Vice President
Eugene P. Pache             47     Vice President
Bruce T. Wright             48     Vice President
Joseph R. Matson            50     Corporate Controller

     Mr. Garbacz has been Chairman of the Board of Nashua since June 1996 and President and Chief Executive Officer since January 1996. He was a private investor from 1994 through 1995. He was Chairman and Chief Executive Officer of Baker & Taylor Inc. (information distribution) from 1992 to 1994 and Executive Vice President of W.R. Grace & Co. from prior to 1991 to 1992. He is also a director of Handy & Harman Inc. and Chairman of the Board of Cerion Technologies Inc.

     Mr. Junius has been the Chief Financial Officer of Nashua since November 1995, Vice President-Finance since September 1995 and Treasurer since June 1985. He is also a director of Cerion Technologies Inc.

     Mr. Buffum has been Vice President and General Counsel of Nashua since May 1996 and Secretary since April 1987. He was Counsel from November 1983 until May 1996.

     Mr. Rivas has been Vice President/General Manager of the Imaging Supplies Division of Nashua since March 1996. From October 1994 to February 1996, he was President of the Label Group of Engraph Inc. and from July 1991 to October 1994, he was President of the Patton Division of Engraph Inc.

     Mr. Ireland has been Vice President/General Manager of the Specialty Coated Products Division of Nashua since November 1995 and General Manager since April 1994. Prior to 1994, Mr. Ireland held various positions with Raychem Corporation.

     Mr. Jeans has been a Corporate Vice President and President of the Photo Group of Nashua since April 1996. Prior to April 1996, he was President of Wesson-Peter Pan Foods, Inc. (a division of Conagra), a foods processor. From 1990 to 1993 he was a Senior Vice President-Sales and Marketing of H.P. Hood Inc. (a dairy products producer).

     Mr. Pache has been Vice President/General Manager of the Label Products Division of Nashua since December 1996 and General Manager since December 1995. From April 1994 to December 1995, he was the Vice President/General Manager of Sales and Marketing for the Company's Commercial Products Group. From February 1992 to April 1994, Mr. Pache was the Director of Sales, Electronics Division, of Raychem Corporation

     Mr. Wright has been Vice President-Human Resources of Nashua since October 1994. Prior to October 1994, he was Vice President of Barry Controls (a division of Applied Power Inc.), a custom manufacturer of vibration and control systems. From 1990 to 1993, he was a Senior Group Personnel Manager at Digital Equipment Corporation.

     Mr. Matson has been the Corporate Controller of Nashua since July 1988.

     Executive officers are generally elected to their offices each year by the Board of Directors shortly after the Annual Meeting of Shareholders.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     Reference is made to the Note entitled "Quarterly Operating Results and Common Stock Information (Unaudited)" to the Company's Consolidated Financial Statements, which appears on page 30 of the Company's Annual Report to Stockholders for the fiscal year ended December 31, 1997 and is incorporated by reference in this Form 10-K.


ITEM 6.  SELECTED FINANCIAL DATA

     The information contained under the heading "Five Year Financial Review" on page 9 of the Company's Annual Report to Stockholders for the fiscal year ended December 31, 1997 is incorporated by reference in this Form 10-K.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information contained under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 10 through 13 of the Company's Annual Report to Stockholders for the fiscal year ended December 31, 1997 is incorporated by reference in this Form 10-K. This information should be read in conjunction with the related consolidated financial statements incorporated by reference under Item 8.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information contained in the consolidated financial statements, notes to consolidated financial statements, and report of independent accountants on pages 14 through 31 of the Company's Annual Report to Stockholders for the fiscal year ended December 31, 1997 is incorporated by reference in this Form 10-K.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.



                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The section entitled "Nominees for Election as Directors", which appears on pages 1 through 3 of the Company's Proxy Statement dated March 25, 1998, is incorporated by reference in this Form 10-K. See also the section entitled "Executive Officers of the Registrant" appearing in Part I hereof.

ITEM 11. EXECUTIVE COMPENSATION

     The sections entitled "Compensation of Directors" and "Compensation of Executive Officers," which appear on pages 4 through 7 of the Company's Proxy Statement dated March 25, 1998, is incorporated by reference in this Form 10-K.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The sections entitled "Security Ownership of Management" and "Security Ownership of Certain Beneficial Owners," which appear on pages 12 through 15 of the Company's Proxy Statement dated March 25, 1998, are incorporated by reference in this Form 10-K.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The section entitled "Certain Transactions and Indebtedness," which appears on page 9 of the Company's Proxy Statement dated March 25, 1998, is incorporated by reference in this Form 10-K.




                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  The following documents are filed as part of this report:

          (1)  Financial statements:
                                                                           Page
           Consolidated statements of operations and retained earnings for each of the three years in the period ended
               December 31, 1997                                            14*
           Consolidated balance sheets at December 31, 1997 and
               December 31, 1996                                            15*
           Consolidated statements of cash flows for each of the three
               years in the period ended December 31, 1997                  16*
           Notes to consolidated financial statements                    17-30*
           Report of independent accountants                                31*

          (2)  Financial statement schedule:

           Report of independent accountants on financial
               statement schedule                                           14
           Schedule II - Valuation and qualifying accounts for each
               of the three years in the period ended December 31, 1997     15

     The financial statement schedule should be read in conjunction with the financial statements in the 1997 Annual Report to Stockholders. All other schedules have been omitted as they are not applicable, not required, or the information is included in the consolidated financial statements or notes thereto.

     *Page references are to the 1997 Annual Report to Stockholders. The 1997 Annual Report to Stockholders is not to be deemed filed as part of this Report except for those parts thereof specifically incorporated by reference into this Report.

(3)     EXHIBITS:

3.01 Composite Certificate of Incorporation of the Company, as amended. Exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1989, and incorporated herein by reference.

3.02 By-laws of the Company, as amended. Exhibit to the Company's Annual Report on Form 10- K for the year ended December 31, 1989, and incorporated herein by reference.

4.01 Loan and Security Agreement dated as of March 28, 1997. Exhibit to the Company's Form 10-Q for the quarterly period ended March 28, 1997 and incorporated herein by reference.

4.02 Revolving Credit Promissory Note dated as of March 28, 1997. Exhibit to the Company's Form 10-Q for the quarterly period ended March 28, 1997 and incorporated herein by reference.

4.03 Rights Agreement, dated as of July 19, 1996, between the Company and The First National Bank of Boston, as Rights Agent, which includes as Exhibit A the Form of Certificate of Designations, as Exhibit B the Form of Rights Certificate, and as Exhibit C the Summary of Rights to Purchase Preferred Stock. Exhibit to the Company's Form 8-K dated August 28, 1996 and incorporated herein by reference.

10.01 1987 Stock Option Plan of the Company. Exhibit to the Company's Proxy Statement dated March 24, 1987, and incorporated herein by reference.

10.02 Amendments to the 1987 Stock Option Plan of the Company effective as of April 28, 1989. Exhibit to the Company's Form 10-Q for the quarterly period ended June 30, 1989, and incorporated herein by reference.

10.03 Amendments to the 1987 Stock Option Plan of the Company effective October 24, 1997.

10.04 1993 Stock Incentive Plan of the Company. Exhibit to the Company's Proxy Statement dated March 19, 1993, and incorporated herein by reference.

10.05 1996 Stock Incentive Plan of the Company. Exhibit to the Company's Proxy Statement dated May 15, 1996, and incorporated herein by reference.

10.06 Retention Agreement dated as of October 24, 1997 between the Company and Gerald G. Garbacz.

10.07 Retention Agreement dated as of October 24, 1997 between the Company and Daniel M. Junius.

10.08 Retention Agreement dated as of October 24, 1997 between the Company and Paul Buffum

10.09 Retention Agreement dated as of October 24, 1997 between the Company and Joseph I. Gonzalez-Rivas.

10.10 Retention Agreement dated as of October 24, 1997 between the Company and John J. Ireland.

10.11 Retention Agreement dated as of October 24, 1997 between the Company and Michael D. Jeans.

10.12 Retention Agreement dated as of October 24, 1997 between the Company and Eugene P. Pache.

10.13 Retention Agreement dated as of October 24, 1997 between the Company and Bruce T. Wright.

10.14 Retention Agreement dated as of October 24, 1997 between the Company and Joseph R. Matson.

10.15   Management Incentive Plan of the Company.

10.16 Master Asset Purchase Agreement dated as of March 10, 1998 between the Company and District Photo Inc.

10.17 U.S. Asset Purchase Agreement dated as of March 10, 1998 between Nashua Photo Inc., Promolink Corporation and District Photo Inc.

10.18 U.K. Asset Purchase Agreement dated as of March 10, 1998 between Nashua Photo Limited and District Photo Inc.

10.19 Canada Asset Purchase Agreement dated as of March 10, 1998 between Nashua Photo Limited and District Photo Inc.

11.01 Statement regarding Computation of Earnings Per Share and Common Equivalent Share.

13.01 Nashua Corporation 1997 Annual Report to Shareholders, certain portions of which have been incorporated herein by reference.

21.01   Subsidiaries of the Registrant.

23.01   Consent of Independent Accountants.

24.01   Powers of Attorney.

(b)     Reports on Form 8-K:

        On April 9, 1997, the Company filed a report on Form 8-K concerning a ruling in the patent litigation suit brought by Ricoh Company, Ltd.

        On November 20, 1997, the Company filed a report on Form 8-K regarding the sale of its Specialty Coated Products and International Photofinishing businesses.

        On March 20, 1998, the Company filed a report on Form 8-K regarding the sale of its photofinishing group and the retention of its Specialty Coated Products business.

                                   SIGNATURES



        Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     NASHUA CORPORATION

Date: March 25, 1998                 By /s/ Daniel M. Junius
                                        ---------------------------------------
                                        Daniel M. Junius
                                        Vice President-Finance,
                                        Chief Financial Officer and Treasurer


SIGNATURE                     TITLE                             DATE
---------                     -----                             ----

/s/ Gerald G. Garbacz         Chairman, President and            March 25, 1998
-------------------------     Chief Executive Officer
Gerald G. Garbacz

/s/ Daniel M. Junius          Vice President-Finance,            March 25, 1998
-------------------------     Chief Financial Officer
Daniel M. Junius              and Treasurer


/s/ Joseph R. Matson          Corporate Controller and           March 25, 1998
-------------------------     Chief Accounting Officer
Joseph R. Matson

Sheldon A. Buckler*           Director
-------------------------
Sheldon A. Buckler

Charles S. Hoppin*            Director                           March 25, 1998
-------------------------
Charles S. Hoppin

John M. Kucharski*            Director
-------------------------
John M. Kucharski

David C. Miller, Jr.*         Director
-------------------------
David C. Miller, Jr.

Peter J. Murphy*              Director
-------------------------
Peter J. Murphy

James F. Orr III*             Director                           March 25, 1998
-------------------------
James F. Orr III


*By /s/ Daniel M. Junius                                         March 25, 1998
    ---------------------
    Daniel M. Junius
    Attorney-In-Fact

                        REPORT OF INDEPENDENT ACCOUNTANTS

                         ON FINANCIAL STATEMENT SCHEDULE




TO THE BOARD OF DIRECTORS OF
NASHUA CORPORATION



Our audits of the consolidated financial statements referred to in our report dated February 4, 1998, except as to the Business Changes Note which is as of March 10, 1998 appearing in the Company's Annual Report to Stockholders for the fiscal year ended December 31, 1997 (which report and consolidated financial statements are incorporated by reference in this Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, the Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.









Price Waterhouse LLP
Boston, Massachusetts
February 4, 1998, except as to the Business Changes Note which is as of March 10, 1998.

                                                                     SCHEDULE II
                                                                     -----------


                       NASHUA CORPORATION AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS

(In Thousands)


                                                   Balance at
                                                    Previous                                         Balance at
Description                                        End of Year      Additions       Deductions       End of Year
-----------                                        -----------      ---------       ----------       -----------

DECEMBER 31, 1997:

Allowance for doubtful accounts                      $1,884        $   79(a)      $  (770)(b)(f)      $1,193
Valuation allowance on deferred tax assets              328            --              --                328


DECEMBER 31, 1996:

Allowance for doubtful accounts                      $2,397        $  558(a)      $(1,071)(b)         $1,884
Valuation allowance on deferred tax assets            3,300            --          (2,972)(e)            328


DECEMBER 31, 1995:

Allowance for doubtful accounts                      $2,628        $1,717(a)      $(1,948)(b)(c)      $2,397
Valuation allowance on deferred tax assets               --         3,300(d)           --              3,300





(a)  Charged to costs and expenses.
(b)  Accounts deemed uncollectible.
(c)  Includes decrease of $270 due to restatement of discontinued operations.
(d)  Charged to income tax expense.
(e)  Tax assets deemed unrealizable.
(f)  Includes decreases of $116 due to restatement of discontinued operations.