Form 10-Q
period 1998-04-03
NASHUA CORP
filed 1998-05-14
CIK 69680

                                    FORM 10-Q


                         -----------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                         -----------------------------

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended

                                  APRIL 3, 1998
                                       or

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____

                         COMMISSION FILE NUMBER 1-5492-1


                               NASHUA CORPORATION
             (Exact name of registrant as specified in its charter)


               DELAWARE                                   02-0170100
        (State of Incorporation)               (IRS Employer Identification No.)


           44 FRANKLIN STREET                             03061-2002
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


          AS OF MAY 6, 1998, THE COMPANY HAD 6,707,723 SHARES OF COMMON
STOCK, EXCLUDING 24,074 SHARES IN TREASURY, PAR VALUE $1 PER SHARE, OUTSTANDING.

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                       NASHUA CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)
                                                     April 3, 1998  December 31,
ASSETS:                                               (Unaudited)      1997
-------                                              -------------  ------------
Cash and cash equivalents                               $  8,593      $  3,736
Accounts receivable                                       16,831        14,915
Inventories
  Materials and supplies                                   4,192         6,196
  Work in process                                          2,359         3,650
  Finished goods                                           7,166         4,791
                                                        --------      --------
                                                          13,717        14,637
Other current assets                                      10,564        12,362
Net current assets of discontinued operations                615           120
                                                        --------      --------
  Total current assets                                    50,320        45,770
                                                        --------      --------
Plant and equipment                                       79,667        81,020
Accumulated depreciation                                 (39,282)      (40,605)
                                                        --------      --------
                                                          40,385        40,415
                                                        --------      --------
Intangible assets                                          2,058         2,010
Accumulated amortization                                  (1,116)       (1,081)
                                                        --------      --------
                                                             942           929
                                                        --------      --------
Investment in unconsolidated affiliate                     7,261         7,524
Other assets                                              11,640        10,930
Net non-current assets of discontinued operations         34,142        41,194
                                                        --------      --------
 Total assets                                           $144,690      $146,762
                                                        ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current maturities of long-term debt                    $  2,611      $    511
Accounts payable                                          11,776        12,595
Accrued expenses                                          11,534        13,772
                                                        --------      --------
  Total current liabilities                               25,921        26,878
                                                        --------      --------
Long-term debt                                             3,405         3,489
Other long-term liabilities                               20,841        21,373
                                                        --------      --------
  Total long-term liabilities                             24,246        24,862
                                                        --------      --------
Common stock and additional capital                       19,137        18,845
Retained earnings                                         76,144        76,935
Treasury stock, at cost                                     (758)         (758)
                                                        --------      --------
  Total shareholders' equity                              94,523        95,022
                                                        --------      --------
Commitments and contingencies
                                                        --------      --------
  Total liabilities and shareholders' equity            $144,690      $146,762
                                                        ========      ========


The accompanying notes are an integral part of the condensed consolidated financial statements.


                       NASHUA CORPORATION AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                   (UNAUDITED)



(In thousands, except per share data)                     Three Months Ended
                                                        -----------------------
                                                        April 3,     March 28,
                                                          1998         1997
                                                        --------     ---------
Net sales                                               $44,486       $44,431
Cost of products sold                                    34,735        34,230
                                                        -------       -------
Gross margin                                              9,751        10,201
Research, selling, distribution and
  administrative expenses                                10,492        11,564
Equity in net (income) loss of Cerion Technologies          263           (25)
Interest expense                                            113            57
Interest income                                              (8)         (177)
                                                        -------       -------
Loss from continuing operations before income
  tax benefit                                            (1,109)       (1,218)
Income tax benefit                                         (466)         (377)
                                                        -------       -------

Loss from continuing operations                            (643)         (841)

Loss from discontinued operation                           (148)         (552)
                                                        -------       -------

Net loss                                                   (791)       (1,393)
Retained earnings, beginning of period                   76,935        78,328
                                                        -------       -------

Retained earnings, end of period                         76,144        76,935
                                                        =======       =======

Earnings per share:
  Loss from continuing operations                       $ (0.10)      $ (0.13)
  Loss from discontinued operation                        (0.02)        (0.09)
                                                        -------       -------

Net loss per common share                               $ (0.12)      $ (0.22)
                                                        =======       =======
Average common shares                                     6,391         6,378
                                                        =======       =======

Net loss per common share from continuing
  operations assuming dilution                          $ (0.10)      $ (0.13)
                                                        =======       =======

Net loss per common share assuming dilution             $ (0.12)      $ (0.22)
                                                        =======       =======
Average common and potential common shares                6,391         6,378
                                                        =======       =======



The accompanying notes are an integral part of the condensed consolidated financial statements.


                       NASHUA CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

(In thousands)
                                                                       Three Months Ended
                                                                    -----------------------
                                                                    April 3,     March 28,
                                                                      1998         1997
                                                                    --------     ---------
Cash flows from operating activities of continuing operations:
  Net loss                                                          $  (791)      $(1,393)
  Adjustments to reconcile net loss to cash provided by
    (used in) continuing operating activities:
      Depreciation and amortization                                   1,737         1,780
      Equity in net (income) loss of Cerion Technologies                263           (25)
      Loss from discontinued operations                                 148           552
      Net change in working capital and other assets                 (3,210)       (8,783)
                                                                    -------       -------

Cash used in continuing operating activities                         (1,853)       (7,869)
                                                                    -------       -------

Cash flows from investing activities of continuing operations:
  Investment in plant and equipment                                  (2,007)       (1,491)
  Retirement of fixed assets                                           --             173
                                                                    -------       -------
  Cash used in investing activities of continuing operations         (2,007)       (1,318)
                                                                    -------       -------

Cash flows from financing activities of continuing operations:
  Proceeds from borrowings                                            2,100          --
  Repayment of borrowings                                               (84)         (137)
  Proceeds and tax benefits from shares issued under stock
    option plans                                                        292          --
                                                                    -------       -------
Cash provided by (used in) financing activities of continuing
  operations                                                          2,308          (137)
                                                                    -------       -------

Proceeds from the sale of discontinued operation                      6,000          --
Cash provided by activities of discontinued operation                   409         3,708
Effect of exchange rate changes on cash                                   5          (134)
                                                                    -------       -------

Increase (decrease) in cash and cash equivalents                      4,857        (5,750)
Cash and cash equivalents at beginning of period                      3,736        20,018
                                                                    -------       -------
Cash and cash equivalents at end of period                          $ 8,593       $14,268
                                                                    =======       =======

Interest paid                                                       $   102       $    42
                                                                    =======       =======
Income taxes paid                                                   $    51       $ 1,663
                                                                    =======       =======



The accompanying notes are an integral part of the condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE

The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" for the Company's year ended December 31, 1997 financial statements. As the Company has recorded net losses for the three month periods ended April 3, 1998 and March 28, 1997, any common stock equivalents would be antidilutive; therefore, Basic Earnings per Share and Diluted Earnings per Share are equivalent under FAS 128.

STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 132

In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits". This statement will be effective for fiscal years beginning after December 15, 1997. SFAS 132 amends FASB Statements No. 87, 88 and 106 in that it revises employers' disclosures about pension and postretirement benefit plans.


RECLASSIFICATION

Certain amounts from the prior year have been reclassified to conform to the current year presentation.


STOCK OPTIONS

At April 3, 1998, options for 807,820 shares of common stock were outstanding. Stock options for an additional 58,075 shares may be awarded under the Company's 1996 Stock Incentive Plan.


SUBSEQUENT EVENTS

The process of selling Nashua's entire photofinishing business was completed on April 9, 1998. Net after tax proceeds on the disposal of the Company's photofinishing business are estimated to be $42 million which the Company expects will result in a small gain to be recognized in the second quarter of 1998.

On April 6, 1998, the Company sold its United Kingdom-based Microsharp imaging technology operation and expects to realize a small gain from the transaction in the second quarter of 1998. The Company's United States-based projection screen development, now called Nashua Projection Systems, is continuing the process of qualifying its products for rear projection applications.


OTHER

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position as of April 3, 1998, the results of operations for the three month periods ended April 3, 1998 and March 28, 1997 and cash flows for the three month periods ended April 3, 1998 and March 28, 1997.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

CORPORATE MATTERS

The process of selling Nashua's entire photofinishing business was completed on April 9, 1998. Net after tax proceeds on the disposal of the Company's photofinishing business are estimated to be $42 million which the Company expects will result in a small gain to be recognized in the second quarter of 1998.

On April 6, 1998, the Company sold its United Kingdom-based Microsharp imaging technology operation and expects to realize a small gain from the transaction in the second quarter of 1998. The Company's United States-based projection screen development, now called Nashua Projection Systems, is continuing the process of qualifying its products for rear projection applications.


RESULTS OF OPERATIONS

Net sales for the first quarter of 1998 were $44.5 million, compared with $44.4 million in the first quarter of 1997. Sales growth in the Label and Specialty Coated Products divisions offset the sales decline in the Imaging Supplies Division. In the first quarter of 1998, the Company reported a net loss of $.8 million ($.12 per share), compared to a net loss of $1.4 million ($.22 per share) in the first quarter of 1997. Net loss from continuing operations of $.6 million ($.10 per share) in 1998 improved $.2 million over the prior year first quarter loss of $.8 million ($.13 per share). Pretax loss from continuing operations improved from a $1.2 million loss in 1997 to a $1.1 million loss in 1998, the result of $.6 million savings from reduced administrative expenses and lower expenses in the development of the Microsharp screen technology offset by $.2 million higher net interest expense and $.3 million loss from the Company's investment in Cerion Technology.

In the first quarter of 1998, sales increased over the prior year period in thermal paper and labels, label roll stock and remanufactured laser printer cartridges. The sales gains were offset by lower toner sales which reflected the loss of a substantial non-U.S. customer at the end of the first quarter of 1997 and reduced shipments in the current quarter to the Imaging Supplies Division's dealer network. The reduced shipments for the quarter resulted from the outsourcing of the division's order entry and logistics operations, which lowered dealer's ongoing inventory requirements.

Research, selling, distribution and administrative expenses for the first quarter of 1998 decreased 9.3 percent or $1.1 million versus the same period of 1997. Research expense decreased $.3 million due to the reduced spending for the Microsharp screen technology and headcount reductions. Selling and distribution expense decreased less than 1 percent and was primarily due to the impact of lower sales in the Commercial Products Group. Administrative expenses decreased $.7 million primarily due to the elimination of the NCPG group structure subsequent to the first quarter of 1997 and lower professional fees.

Net restructuring and other unusual charges of $4.3 million were recorded in the full year of 1997 related to the sale of excess real estate in Nashua, NH and other business unit and functional realignments in Corporate and the Commercial Products Group. Details of the charges related to continuing operations and the activity recorded during the first quarter of 1998 follows.


                                                               Balance            Current            Current       Balance
(In thousands)                                                 Dec. 31,           Period             Period        April 3,
                                                                1997             Provision           Charges        1998
                                                              --------           ---------           -------       --------
Provisions for severance related to workforce reductions        $1,913              $   -              $674         $1,239
Provisions for assets to be sold or discarded                      750                  -               174            576
Other                                                              365                  -               118            247
                                                                ------              -----              ----         ------
Total                                                           $3,028              $   -              $966         $2,062
                                                                ======              =====              ====         ======


All charges, excluding asset write-downs, are principally cash in nature and are expected to be funded from operations.

The estimated annual effective income tax benefit of 42 percent for the first quarter of 1998 is higher than the U.S. statutory rate principally due to the unfavorable impact of state income taxes.


LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

Working capital increased $5.5 million from December 31, 1997, primarily due to the $6.0 million increase in cash from the sale of the Northern Ireland photofinishing operation. The Company expects that a portion of the proceeds will be reinvested in the continuing businesses with the remainder distributed to shareholders.



                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In August and September 1996, two individual plaintiffs initiated lawsuits in the Circuit Court of Cook County, Illinois against the Company, Cerion, certain directors and officers of Cerion, and the Company's underwriter, on behalf of classes consisting of all persons who purchased the common stock of Cerion between May 24, 1996 and July 9, 1996. These two complaints were consolidated. In March 1997, the same individual plaintiffs joined by a third plaintiff filed a Consolidated Amended Class Action Complaint (the "Consolidated Complaint"). The Consolidated Complaint alleged that, in connection with Cerion's initial public offering, the defendants issued materially false and misleading statements and omitted the disclosure of material facts regarding, in particular, certain significant customer relationships. In October 1997, the Court, on motion by the defendants, dismissed the Consolidated Complaint. The plaintiffs filed a Second Amended Consolidated Complaint alleging substantially similar claims as the Consolidated Complaint seeking damages and injunctive relief. On May 6, 1998, the Court, on motion by the defendants, dismissed with prejudice the Second Amended Consolidated Complaint. Under Illinois law, the plaintiffs would ordinarily have thirty days in which to file a notice of appeal of the Court's ruling.

ITEM 5.  OTHER INFORMATION

FACTORS WHICH MAY AFFECT FUTURE RESULTS

This report may contain forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. When used in this report, the words "believe," "expects," "to be" and similar expressions are intended to identify such forward-looking statements. Any such forward-looking statements and the Company's future results of operations and financial condition are subject to risks and uncertainties which could cause actual results to differ materially from those anticipated and from past results. Such risks and uncertainties include, but are not limited to, fluctuations in customer demand, intensity of competition from other vendors, timing and acceptance of new product introductions, general economic and industry conditions, delays or difficulties in programs designed to increase sales and return the Company to profitability, the possibility of a final award of material damages in the patent litigation brought against the Company by Ricoh Company, Ltd. and the Cerion securities litigation and other risks detailed in the Company's filings with the Securities and Exchange Commission.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     27.01  Financial Data Schedule for the period ended April 3, 1998.
     27.02  Restated Financial Data Schedule for the period ended March 28, 1997
     27.03  Restated Financial Data Schedule for the period ended
            December 31, 1996
     27.04  Restated Financial Data Schedule for the period ended
            December 31, 1995

(b)  Reports on Form 8-K

     On March 26, 1998, the Company filed a Form 8-K regarding the sale of its Northern Ireland film processing operation.

     On April 21, 1998, the Company filed a Form 8-K regarding the sale of its photofinishing subsidiaries in the United States, United Kingdom and Canada and its photofinishing operation in Northern Ireland.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                    NASHUA CORPORATION
                                           ------------------------------------
                                                         (Registrant)

Date:  May 14, 1998                        By:    /s/ John L. Patenaude
       ----------------------------        ------------------------------------
                                                      John L. Patenaude
                                                    Vice President-Finance,
                                           Chief Financial Officer and Treasurer
                                                  (principal financial and duly
                                                     authorized officer)