Form 10-Q
period 1998-07-03
NASHUA CORP
filed 1998-08-14
CIK 69680

                                    FORM 10-Q

                        -------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                        -------------------------------


             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended

                                  JULY 3, 1998
                                       or

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

     AS OF AUGUST 4, 1998, THE COMPANY HAD 6,745,303 SHARES OF COMMON STOCK, EXCLUDING 24,094 SHARES IN TREASURY, PAR VALUE $1 PER SHARE, OUTSTANDING.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       NASHUA CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)
                                                     July 3, 1998   December 31,
ASSETS:                                               (Unaudited)       1997
-------                                               -----------   ------------
Cash and cash equivalents                              $  43,983      $  3,736
Accounts receivable                                       17,934        14,915
Inventories
  Materials and supplies                                   4,426         6,196
  Work in process                                          1,894         3,650
  Finished goods                                           7,504         4,791
                                                       ---------      --------
                                                          13,824        14,637
Other current assets                                      12,795        12,362
Net current assets of discontinued operations                 --           120
                                                       ---------      --------
  Total current assets                                    88,536        45,770
                                                       ---------      --------
Plant and equipment                                       80,439        81,020
Accumulated depreciation                                 (40,679)      (40,605)
                                                       ---------      --------
                                                          39,760        40,415
                                                       ---------      --------
Intangible assets                                          2,005         2,010
Accumulated amortization                                  (1,323)       (1,081)
                                                       ---------      --------
                                                             682           929
                                                       ---------      --------
Investment in unconsolidated affiliate                     4,448         7,524
Other assets                                              12,382        10,930
Net non-current assets of discontinued operations             --        41,194
                                                       ---------      --------
  Total assets                                         $ 145,808      $146,762
                                                       =========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY:
-------------------------------------
Current maturities of long-term debt                   $     511      $    511
Accounts payable                                           8,182        12,595
Accrued expenses                                          15,087        13,772
Income taxes payable                                       5,235            --
                                                       ---------      --------
  Total current liabilities                               29,015        26,878
                                                       ---------      --------
Long-term debt                                             1,277         3,489
Other long-term liabilities                               20,880        21,373
                                                       ---------      --------
  Total long-term liabilities                             22,157        24,862
                                                       ---------      --------
Common stock and additional capital                       20,459        18,845
Retained earnings                                         74,935        76,935
Treasury stock, at cost                                     (758)         (758)
                                                       ---------      --------
  Total shareholders' equity                              94,636        95,022
                                                       ---------      --------
Commitments and contingencies

  Total liabilities and shareholders' equity           $ 145,808      $146,762
                                                       =========      ========


The accompanying notes are an integral part of the condensed consolidated financial statements.

                                 NASHUA CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                             (UNAUDITED)


(In thousands, except per share data)                                   Three Months Ended             Six Months Ended
                                                                     ------------------------       ----------------------
                                                                     July 3,         June 27,       July 3,       June 27,
                                                                       1998           1997           1998          1997
                                                                     -------         --------       -------       -------
Net sales                                                            $40,081         $43,226        $84,567       $87,657
Cost of products sold                                                 30,882          32,936         65,617        67,166
                                                                     -------         -------        -------       -------
Gross margin                                                           9,199          10,290         18,950        20,491
Research, selling, distribution and
  administrative expenses                                             10,452          12,018         20,944        23,582
Restructuring and other unusual items                                      -           2,754              -         2,754
Equity in net (income) loss of Cerion Technologies                     2,813              (3)         3,076           (28)
Interest expense                                                         109              21            222            78
Interest income                                                         (669)            (87)          (677)         (264)
                                                                     -------         -------        -------       -------
Loss from continuing operations before income
  tax benefit                                                         (3,506)         (4,413)        (4,615)       (5,631)
Income taxes (benefit)                                                (1,245)         (1,540)        (1,711)       (1,917)
                                                                     -------         -------        -------       -------

Loss from continuing operations                                       (2,261)         (2,873)        (2,904)       (3,714)

Income (loss) from discontinued operation, net of taxes                    -             932           (148)          380
Gain on disposal of discontinued operation, net of taxes               1,052               -          1,052             -
                                                                     -------         -------        -------       -------

Net loss                                                              (1,209)         (1,941)        (2,000)       (3,334)
Retained earnings, beginning of period                                76,144          84,364         76,935        85,757
                                                                     -------         -------        -------       -------

Retained earnings, end of period                                      74,935          82,423         74,935        82,423
                                                                     =======         =======        =======       =======
Earnings per share:
  Income (loss) from continuing operations                           $  (.35)        $  (.45)       $  (.45)      $  (.58)
  Income (loss) from discontinued operation                                -             .15           (.02)          .06
  Gain on disposal of discontinued operation                             .16               -            .16             -
                                                                     -------         -------        -------       -------

Net loss per common share                                            $  (.19)        $  (.30)       $  (.31)      $  (.52)
                                                                     =======         =======        =======       =======
Average common shares                                                  6,475           6,411          6,437         6,397
                                                                     =======         =======        =======       =======
Income (loss) per common share from
  continuing operations assuming dilution                            $  (.35)        $  (.45)       $  (.45)      $  (.58)
                                                                     =======         =======        =======       =======

Net income (loss) per common share assuming dilution                 $  (.19)        $  (.30)       $  (.31)      $  (.52)
                                                                     =======         =======        =======       =======
Average common and potential common shares                             6,475           6,411          6,437         6,397
                                                                     =======         =======        =======       =======


   The accompanying notes are an integral part of the condensed consolidated financial statements.


                       NASHUA CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

(In thousands)
                                                                           Six Months Ended
                                                                       -----------------------
                                                                       July 3,        June 27,
                                                                        1998            1997
                                                                       -------        --------
Cash flows from operating activities of continuing operations:
  Net loss                                                             $(2,000)       $ (3,334)
  Adjustments to reconcile net loss to cash provided by
    (used in) continuing operating activities:
      Depreciation and amortization                                      3,473           5,471
      Equity in net (income) loss of Cerion Technologies                 3,076             (28)
      Gain on sale of discontinued operation                            (1,052)             --
      Net change in working capital and other assets                    (9,881)        (13,793)
                                                                       -------        --------

Cash used in continuing operating activities                            (6,384)        (11,684)
                                                                       -------        --------

Cash flows from investing activities of continuing operations:
  Investment in plant and equipment                                     (3,042)         (2,767)
  Retirement of fixed assets                                                --          (1,567)
                                                                       -------        --------
  Cash used in investing activities of continuing operations            (3,042)         (4,334)
                                                                       -------        --------

Cash flows from financing activities of continuing operations:
  Repayment of borrowings                                               (2,212)           (405)
  Proceeds and tax benefits from shares issued under stock
    option plans                                                         1,614             157
                                                                       -------        --------
Cash used in financing activities of continuing operations                (598)           (248)
                                                                       -------        --------

Proceeds from the sale of discontinued operation                        49,858              --
Cash provided by activities of discontinued operation                      409           7,063
Effect of exchange rate changes on cash                                      4             (57)
                                                                       -------        --------

Increase (decrease) in cash and cash equivalents                        40,247          (9,260)
Cash and cash equivalents at beginning of period                         3,736          20,018
                                                                       -------        --------
Cash and cash equivalents at end of period                             $43,983        $ 10,758
                                                                       =======        ========

Interest paid                                                          $    64        $    127
                                                                       =======        ========
Income taxes paid                                                      $ 4,267        $  2,408
                                                                       =======        ========



   The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE

The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" for the Company's year ended December 31, 1997 financial statements. As the Company has recorded net losses for the three and six month periods ended July 3, 1998 and June 27, 1997, any common stock equivalents would be antidilutive; therefore, Basic Earnings per Share and Diluted Earnings per Share are equivalent under FAS 128.

COMMITMENTS AND CONTINGENCIES

In April 1994, Ricoh Company, Ltd. and Ricoh Corporation ("Ricoh") brought a lawsuit in the United States District Court, District of New Hampshire ("District Court"), alleging the Company's infringement of the U.S. patents 4,611,730 and 4,878,603 relating to certain toner cartridges for Ricoh copiers. In March 1997, the District Court decided to enjoin Nashua from manufacturing, using or selling its NT-50 and NT-6750 toner cartridges. Sales of these products in 1996 amounted to one percent of Nashua's total sales. The District Court left the subject of damages, if any, to subsequent proceedings. The Company disagrees with the District Court's decision and has appealed to the United States Court of Appeals for the Federal Circuit ("Court of Appeals"). At the trial, Ricoh alleged that its damages would be approximately $10 million as of the date of the trial, and the Company alleged that such damages should be in the range of $.1 million to $.4 million. Ricoh also is seeking treble damages and attorneys' fees for willful infringement, but the Company believes an award for such damages is unlikely. In June of 1998, the District Court appointed an expert witness to provide expert testimony concerning the issue of damages. The Company expects such expert testimony to be provided to the District Court during the third quarter of 1998. Management believes that damages, if any, will not have a material adverse effect on its consolidated financial position. The Company is awaiting the District Court's decision on the issue of damages and the Court of Appeal's decision in respect to the Company's appeal.

STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 133

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." The statement is effective for years beginning after June 15, 1999. FAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Management of the Company anticipates that, due to its limited use of derivative instruments, the adoption of FAS 133 will not have a significant effect on the Company's results of operations or its financial position.

RECLASSIFICATION

Certain amounts from the prior year have been reclassified to conform to the current year presentation.

STOCK OPTIONS

At July 3, 1998, options for 682,570 shares of common stock were outstanding. Stock options for an additional 119,523 shares may be awarded under the Company's 1996 Stock Incentive Plan.

SHAREHOLDER'S EQUITY

On June 24, 1998, the Company's Board of Directors authorized the repurchase from time to time in the open market of up to one million shares of its common stock, subject to financial and market conditions, Securities and Exchange Commission rules and regulations and financial covenant limitations with the Company's lender.

On June 24, 1998, the Company's Board of Directors amended the Company's Shareholder Rights Plan adopted in July 1996. The amendment increases from 10 percent to 20 percent the beneficial stock ownership and tender offer threshold at which preferred stock purchase rights would detach from the Company's common stock and become exercisable.

BUSINESS CHANGES

On April 9, 1998, the Company completed the sale of its Photofinishing Group. The Company received net proceeds of $49.9 million for the net assets of the businesses and after recording taxes of $7.9 million, recorded a gain of $1.1 million. For the first six months of 1998, the Photofinishing Group had revenues of $22 million. The gain on the sale and the results of operations are reported as a discontinued operation.

On April 6, 1998, the Company transferred certain assets and licensed certain technology related to its United Kingdom-based Microsharp imaging technology. The Company expects to realize a small gain from the transaction upon satisfaction of promissory notes received as part of the transaction and due December 31, 1998. The Company's United States-based projection screen development, now called Nashua Projection Systems, is continuing the process of qualifying its products for rear projection applications.

OTHER

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position as of July 3, 1998, the results of operations for the three and six month periods ended July 3, 1998 and June 27, 1997 and cash flows for the six month period ended July 3, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CORPORATE MATTERS

On April 9, 1998, the Company completed the sale of its Photofinishing Group. The Company received net proceeds of $49.9 million for the net assets of the businesses and after recording taxes of $7.9 million, recorded a gain of $1.1 million. For the first six months of 1998, the Photofinishing Group had revenues of $22 million. The gain on the sale and the results of operations are reported as a discontinued operation.

On April 6, 1998, the Company transferred certain assets and licensed certain technology related to its United Kingdom-based Microsharp imaging technology. The Company expects to realize a small gain from the transaction upon satisfaction of promissory notes received as part of the transaction and due December 31, 1998. The Company's United States-based projection screen development, now called Nashua Projection Systems, is continuing the process of qualifying its products for rear projection applications.

The Company recognized a pretax loss of $2.8 million in the second quarter of 1998 related to the investment in Cerion Technologies, Inc. ("Cerion"). The loss from the investment in Cerion included $2.3 million resulting from Cerion's writedown of certain long-lived assets and the establishment of a reserve for amounts due from one customer. On August 11, 1998, Cerion issued a press release stating that difficult market conditions persisted during the second quarter within the disk drive industry highlighted by product oversupply and severe pricing pressures and further stating that it believes industry uncertainty will continue to affect its financial performance and order volume. In addition, on August 13, 1998, Cerion announced that it is actively seeking a buyer for its business, the outcome of which may also affect the future value of the Company's investment in Cerion.



RESULTS OF OPERATIONS

Sales of $40.1 million for the second quarter of 1998 reflected a 7.3 percent decrease from sales of $43.2 million in the second quarter of 1997. The sales decline resulted primarily from lower toner and paper volumes in the Imaging Supplies Division and to a lesser extent from lower prices in the Label Division, partially offset by increased volume of thermal and dry gummed papers in the Specialty Coated Products Division. The decline in gross margin from the second quarter of 1997 to the current quarter is primarily the result of lower prices in the Label Division resulting from competitive market pressures. Sales of $84.6 million for the first six months of 1998 million were 3.5 percent lower than sales of $87.7 million for the comparable period in 1997, primarily as a result of lower toner and paper volume in the Imaging Supplies Division which were partially offset by increased thermal paper volume in the Specialty Coated Products Division. The volume declines in the Imaging Supplies Division for the second quarter and first six months of 1998, when compared to the same periods of 1997, were largely attributable to the impact of weak Asian markets on several key customers and reduction of volume in the dealer agent channel caused by the delay in introduction of new products.

In the second quarter of 1998, the Company reported a net loss from continuing operations of $2.3 million compared to a net loss of $2.9 million in the second quarter of 1997. Excluding the $2.8 million loss from the Company's investment in Cerion recognized in the second quarter of 1998, and the $2.8 million restructuring and other unusual charges recognized in the second quarter of 1997, pretax results improved by $.9 million in 1998 due to reduced expenses related to the Company's development of its Projection System's screen technology and increased interest income from the investment of cash generated by the sale of the Photofinishing Group.

Research, selling, distribution and administrative expenses decreased 13.0 percent, or $1.6 million, for the second quarter of 1998 and 11.2 percent, or $2.6 million, for the first six months of 1998 versus the comparable periods in 1997. Research expense decreased as the result of the elimination of projection screen development expenses in the United Kingdom-based Microsharp imaging operation on April 6, 1998 and a reduced workforce. The decrease in selling and distribution expense resulted from lower sales, partially offset by higher freight rates. Reduced administrative costs are largely attributable to the restructuring activities completed during the past twelve months.

Net restructuring and other unusual charges of $4.3 million were recorded in the full year of 1997 related to the sale of excess real estate in Nashua, NH and other business unit and functional realignments. Details of the charges related to continuing operations and the activity recorded during the second quarter of 1998 follows:

                                                                     Balance       Current       Balance
                                                                     April 3,      Period        July 3,
(In thousands)                                                        1998         Charges        1998
                                                                    --------       -------       -------
Provisions for severance related to workforce reductions              $1,239         $356         $  883
Provisions for assets to be sold or discarded                            576          228            348
Other                                                                    247           66            181
                                                                      ------        -----         ------
Total                                                                 $2,062         $650         $1,412
                                                                      ======         ====         ======


All charges, excluding asset writedowns, are principally cash in nature and are expected to be funded from operations or current cash balances.

The estimated annual effective income tax benefit of 37 percent for the first six months of 1998 is higher than the U.S. statutory rate principally due to the deductibility of state income taxes.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

Working capital increased $40.6 million from December 31, 1997, primarily from net proceeds generated by the sale of the Photofinishing Group. The Company expects that a portion of the proceeds will be reinvested in its continuing businesses. In addition, on June 24, 1998, the Company's Board of Directors authorized the repurchase from time to time in the open market of up to one million shares of its common stock, subject to financial and market conditions, Securities and Exchange Commission rules and regulations and financial covenant limitations with the Company's lender.

OTHER MATTERS

The Company is in the process of addressing the Year 2000 compliance issues for both information and non information technology systems including third parties with whom the Company has a material relationship. The Company expects to complete the necessary conversions and implementations by the end of the second quarter of 1999. Testing of conversions already completed began in the second quarter of 1998 and will continue as each material system is completed throughout 1998 and 1999. The Company has made and expects to continue to make substantial progress towards Year 2000 compliance during 1998 and therefore has not developed a contingency plan. The Company does not expect the costs of attaining Year 2000 compliance or the risks of not attaining full compliance to be material to the Company's business, operations or financial condition.

On June 24, 1998, the Company's Board of Directors amended the Company's Shareholder Rights Plan adopted in July 1996. The amendment increases from 10 percent to 20 percent the beneficial stock ownership and tender offer threshold at which preferred stock purchase rights would detach from the Company's common stock and become exercisable.

                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

In August and September 1996, two individual plaintiffs initiated lawsuits in the Circuit Court of Cook County, Illinois against the Company, Cerion, certain directors and officers of Cerion, and the Company's underwriter, on behalf of classes consisting of all persons who purchased the common stock of Cerion between May 24, 1996 and July 9, 1996. These two complaints were consolidated. In March 1997, the same individual plaintiffs joined by a third plaintiff filed a Consolidated Amended Class Action Complaint (the "Consolidated Complaint"). The Consolidated Complaint alleged that, in connection with Cerion's initial public offering, the defendants issued materially false and misleading statements and omitted the disclosure of material facts regarding, in particular, certain significant customer relationships. In October 1997, the Court, on motion by the defendants, dismissed the Consolidated Complaint. The plaintiffs filed a Second Amended Consolidated Complaint alleging substantially similar claims as the Consolidated Complaint seeking damages and injunctive relief. On May 6, 1998, the Court, on motion by the defendants, dismissed with prejudice the Second Amended Consolidated Complaint. The plaintiffs have filed a notice of appeal of the Court's ruling. The Company continues to believe that this lawsuit is without merit and plans to vigorously defend itself in this matter on appeal.

In April 1994, Ricoh Company, Ltd. and Ricoh Corporation ("Ricoh") brought a lawsuit in the United States District Court, District of New Hampshire ("District Court"), alleging the Company's infringement of the U.S. patents 4,611,730 and 4,878,603 relating to certain toner cartridges for Ricoh copiers. In March 1997, the District Court decided to enjoin Nashua from manufacturing, using or selling its NT-50 and NT-6750 toner cartridges. Sales of these products in 1996 amounted to one percent of Nashua's total sales. The District Court left the subject of damages, if any, to subsequent proceedings. The Company disagrees with the District Court's decision and has appealed to the United States Court of Appeals for the Federal Circuit ("Court of Appeals"). At the trial, Ricoh alleged that its damages would be approximately $10 million as of the date of the trial, and the Company alleged that such damages should be in the range of $.1 million to $.4 million. Ricoh also is seeking treble damages and attorneys' fees for willful infringement, but the Company believes an award for such damages is unlikely. In June of 1998, the District Court appointed an expert witness to provide expert testimony concerning the issue of damages. The Company expects such expert testimony to be provided to the District Court during the third quarter of 1998. Management believes that damages, if any, will not have a material adverse effect on its consolidated financial position. The Company is awaiting the District Court's decision on the issue of damages and the Court of Appeal's decision in respect to the Company's appeal.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


For matters submitted to a vote of security holders, see the Company's Proxy Statement dated March 25, 1998 issued in connection with the Annual Meeting of Stockholders held on April 24, 1998, which is incorporated herein by reference. At such meeting, the stockholders acted as follows:


PROPOSAL 1:

To elect a Board of Directors for the ensuing year.

                                                     Number of Votes
                                              ---------------------------------
      Nominees                                For                      Withheld
      --------                                ---                      --------
      Sheldon A. Buckler                      5,926,297                184,631
      Gerald G. Garbacz                       5,923,594                187,334
      Charles S. Hoppin                       5,925,144                185,784
      John M. Kucharski                       5,926,561                184,367
      David C. Miller, Jr.                    5,928,235                182,693
      Peter J. Murphy                         5,927,935                182,993
      James F. Orr III                        5,926,502                184,426

The above named individuals were elected Directors of the Company.


PROPOSAL 2:

Stockholder proposal requesting the Board of Directors to redeem the Company's Shareholder Rights Plan adopted in July 1996.

                                Number of Votes
                                ---------------
                                                                   Broker
   For                   Against              Abstain              Non-Vote
   ---                   -------              -------              --------

   3,256,630             1,817,223            75,439               961,636


The proposal was approved by the affirmative vote of the majority of the shares of common stock entitled to vote at the annual meeting.


ITEM 5.  OTHER INFORMATION

STOCKHOLDER PROPOSALS

Any proposal that a stockholder wishes the Company to consider for inclusion in the proxy statement and form of proxy card for the Company's 1999 Annual Meeting of Stockholders (the "1999 Meeting") must be received by the Company on or before November 25, 1998. Such proposals should be directed to Nashua Corporation, 44 Franklin Street, P.O. Box 2002, Nashua, New Hampshire 03061-2002, Attention: Secretary.

In addition, the Company's By-Laws require all stockholder proposals to be timely submitted in advance to the Secretary of the Company at the above address (other than proposals submitted for inclusion in the proxy statement and form of proxy as described above). To be timely, the Secretary must receive such notice not less than 60 days nor more than 90 days prior to the 1999 Meeting; provided that, if less than 70 days notice or prior public disclosure of the date of the 1999 Meeting is given or made, the notice must be received not later than the close of business on the 10th day following the date on which such notice of the date of the meeting was mailed or such public disclosure was made, whichever occurs first.

FACTORS WHICH MAY AFFECT FUTURE RESULTS

This report may contain forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. When used in this report, the words "believe," "expects," "to be" and similar expressions are intended to identify such forward-looking statements. Any such forward-looking statements and the Company's future results of operations and financial condition are subject to risks and uncertainties which could cause actual results to differ materially from those anticipated and from past results. Such risks and uncertainties include, but are not limited to, the Company's future capital needs, stock market conditions, price of the Company's stock, fluctuations in customer demand, intensity of competition from other vendors, timing and acceptance of new product introductions, general economic and industry conditions, delays or difficulties in programs designed to increase sales and return the Company to profitability, the possibility of a final award of material damages in the patent litigation brought against the Company by Ricoh Company, Ltd. and the Cerion securities litigation and other risks detailed in the Company's filings with the Securities and Exchange Commission.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     10.01 Change of Control and Severance Agreement dated as of June 24, 1998 between the Company and Gerald G. Garbacz.

     10.02 Change of Control and Severance Agreement dated as of June 24, 1998 between the Company and John L. Patenaude.

     10.03 Change of Control and Severance Agreement dated as of June 24, 1998 between the Company and Bruce T. Wright.

     10.04 Change of Control and Severance Agreement dated as of June 24, 1998 between the Company and Joseph R. Matson.

     10.05 Change of Control and Severance Agreement dated as of June 24, 1998 between the Company and Eugene P. Pache.

     10.06 Change of Control and Severance Agreement dated as of June 24, 1998 between the Company and Peter C. Anastos.

     10.07 Change of Control and Severance Agreement dated as of June 24, 1998 between the Company and Joseph I. Gonzalez-Rivas.

     10.08 Change of Control and Severance Agreement dated as of June 24, 1998 between the Company and John J. Ireland.

     22.01 The Company's Proxy Statement dated March 25, 1998 for the Annual Meeting of Stockholders held on April 24, 1998 filed with the SEC on March 25, 1998 and herein incorporated by reference.

     27.01     Financial Data Schedule for the period ended July 3, 1998.

     27.02     Restated Financial Data Schedule for the period ended June 27,
               1998.


(b)  Reports on Form 8-K

     On May 18, 1998, the Company filed a Form 8-K to announce the realignment of the Company's senior management team.

     On July 2, 1998, the Company filed a Form 8-K to revise its Shareholder Rights Plan and to authorize a new stock repurchase program.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            NASHUA CORPORATION
                                  ------------------------------------
                                               (Registrant)

Date:  August 14, 1998            By: /s/ John L. Patenaude
       ------------------         ------------------------------------
                                          John L. Patenaude
                                          Vice President-Finance,
                                          Chief Financial Officer and Treasurer
                               (principal financial and duly authorized officer)

                                 EXHIBIT INDEX


    Exhibits                   Description
    --------                   -----------

     10.01 Change of Control and Severance Agreement dated as of June 24, 1998 between the Company and Gerald G. Garbacz.

     10.02 Change of Control and Severance Agreement dated as of June 24, 1998 between the Company and John L. Patenaude.

     10.03 Change of Control and Severance Agreement dated as of June 24, 1998 between the Company and Bruce T. Wright.

     10.04 Change of Control and Severance Agreement dated as of June 24, 1998 between the Company and Joseph R. Matson.

     10.05 Change of Control and Severance Agreement dated as of June 24, 1998 between the Company and Eugene P. Pache.

     10.06 Change of Control and Severance Agreement dated as of June 24, 1998 between the Company and Peter C. Anastos.

     10.07 Change of Control and Severance Agreement dated as of June 24, 1998 between the Company and Joseph I. Gonzalez-Rivas.

     10.08 Change of Control and Severance Agreement dated as of June 24, 1998 between the Company and John J. Ireland.

     22.01 The Company's Proxy Statement dated March 25, 1998 for the Annual Meeting of Stockholders held on April 24, 1998 filed with the SEC on March 25, 1998 and herein incorporated by reference.

     27.01     Financial Data Schedule for the period ended July 3, 1998.

     27.02     Restated Financial Data Schedule for the period ended June 27,
               1998.