Form 10-Q
period 1998-10-02
NASHUA CORP
filed 1998-11-13
CIK 69680

                                    FORM 10-Q

                                 ---------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 ---------------

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended

                                 OCTOBER 2, 1998

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

         AS OF NOVEMBER 5, 1998, THE COMPANY HAD 6,336,525 SHARES OF COMMON STOCK, EXCLUDING 458,122 SHARES IN TREASURY, PAR VALUE $1 PER SHARE, OUTSTANDING.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       NASHUA CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

                                                             October 2, 1998        December 31,
ASSETS:                                                        (Unaudited)              1997
-------                                                      ---------------        ------------
Cash and cash equivalents                                        $ 38,553             $  3,736
Accounts receivable                                                18,668               14,915
Inventories
  Materials and supplies                                            5,106                6,196
  Work in process                                                   2,026                3,650
  Finished goods                                                    7,787                4,791
                                                                 --------             --------
                                                                   14,919               14,637
Other current assets                                               12,081               12,362
Net current assets of discontinued operations                          --                  120
                                                                 --------             --------
  Total current assets                                             84,221               45,770
                                                                 --------             --------
Plant and equipment                                                78,698               81,020
Accumulated depreciation                                          (40,207)             (40,605)
                                                                 --------             --------
                                                                   38,491               40,415
                                                                 --------             --------
Intangible assets                                                   2,005                2,010
Accumulated amortization                                           (1,404)              (1,081)
                                                                 --------             --------
                                                                      601                  929
                                                                 --------             --------
Investment in unconsolidated affiliate                                 --                7,524
Other assets                                                       16,132               10,930
Net non-current assets of discontinued operations                   1,276               41,194
                                                                 --------             --------
 Total assets                                                    $140,721             $146,762
                                                                 ========             ========

LIABILITIES AND SHAREHOLDERS' EQUITY:
-------------------------------------
Current maturities of long-term debt                             $    511             $    511
Accounts payable                                                   10,913               12,595
Accrued expenses                                                   27,722               13,772
Income taxes payable                                                   --                   --
                                                                 --------             --------
  Total current liabilities                                        39,146               26,878
                                                                 --------             --------
Long-term debt                                                      1,149                3,489
Other long-term liabilities                                        20,880               21,373
                                                                 --------             --------
  Total long-term liabilities                                      22,029               24,862
                                                                 --------             --------
Common stock and additional capital                                20,980               18,845
Retained earnings                                                  64,607               76,935
Treasury stock, at cost                                            (6,041)                (758)
                                                                 --------             --------
  Total shareholders' equity                                       79,546               95,022
                                                                 --------             --------
Commitments and contingencies
                                                                 --------             --------

  Total liabilities and shareholders' equity                     $140,721             $146,762
                                                                 ========             ========

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                       NASHUA CORPORATION AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                   (UNAUDITED)


(In thousands, except per share data)                             Three Months Ended              Nine Months Ended
                                                               ------------------------       -------------------------
                                                                Oct. 2,       Sept. 26,        Oct. 2,        Sept. 26,
                                                                 1998            1997           1998             1997
                                                               --------        -------        --------        ---------

Net sales                                                      $ 42,420        $42,603        $126,987        $130,260
Cost of products sold                                            31,528         32,956          97,145         100,122
                                                               --------        -------        --------        --------
Gross margin                                                     10,892          9,647          29,842          30,138
Research, selling, distribution and
  administrative expenses                                         9,785         11,160          30,729          34,742
Restructuring and other unusual items                            15,000            900          15,000           3,654
Interest expense                                                     24             34             246             112
Interest income                                                    (524)           (68)         (1,201)           (332)
                                                               --------        -------        --------        --------
Loss from continuing operations before income
  tax benefit                                                   (13,393)        (2,379)        (14,932)         (8,038)
Income taxes (benefit)                                           (5,326)        (1,248)         (5,899)         (3,174)
                                                               --------        -------        --------        --------

Loss from continuing operations                                  (8,067)        (1,131)         (9,033)         (4,864)

Income (loss) from discontinued operations, net of taxes         (2,261)        (1,962)         (4,347)         (1,563)
Gain on disposal of discontinued operation, net of taxes             --             --           1,052              --
                                                               --------        -------        --------        --------

Net loss                                                        (10,328)        (3,093)        (12,328)         (6,427)
Retained earnings, beginning of period                           74,935         82,423          76,935          85,757
                                                               --------        -------        --------        --------

Retained earnings, end of period                                 64,607         79,330          64,607          79,330
                                                               ========        =======        ========        ========

Earnings per share:
  Income (loss) from continuing operations                     $  (1.27)       $ (0.18)       $  (1.41)       $  (0.76)
  Income (loss) from discontinued operation                       (0.35)         (0.30)          (0.68)          (0.24)
  Gain on disposal of discontinued operation                         --             --             .16              --
                                                               --------        -------        --------        --------

Net loss per common share                                      $  (1.62)       $ (0.48)       $  (1.93)       $  (1.00)
                                                               ========        =======        ========        ========
Average common shares                                             6,374          6,386           6,404           6,384
                                                               ========        =======        ========        ========

Income (loss) per common share from
  continuing operations assuming dilution                      $  (1.27)       $ (0.18)       $  (1.41)       $  (0.76)
                                                               ========        =======        ========        ========

Net income (loss) per common share assuming dilution           $  (1.62)       $ (0.48)       $  (1.93)       $  (1.00)
                                                               ========        =======        ========        ========
Average common and potential common shares                        6,374          6,386           6,404           6,384
                                                               ========        =======        ========        ========


   The accompanying notes are an integral part of the condensed consolidated financial statements.

                       NASHUA CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

(In thousands)

                                                                                     Nine Months Ended
                                                                                --------------------------
                                                                                 Oct. 2,         Sept. 26,
                                                                                  1998             1997
                                                                                --------         ---------
Cash flows from operating activities of continuing operations:
  Net loss                                                                      $(12,328)        $ (6,427)
  Adjustments to reconcile net loss to cash provided by
    (used in) continuing operating activities:
      Depreciation and amortization                                                4,681            5,643
      Loss from discontinued operation                                             4,347            1,232
      Gain on sale of discontinued operation                                      (1,052)              --
      Restructuring and unusual charges                                               --            3,654
      One time charge related to damages award in Ricoh litigation                15,000               --
      Net change in working capital and other assets                             (14,766)          (6,125)
                                                                                --------         --------

Cash used in continuing operating activities                                      (4,118)          (2,023)
                                                                                --------         --------

Cash flows from investing activities of continuing operations:
  Investment in plant and equipment                                               (4,418)          (3,671)
  Retirement of fixed assets                                                          --           (1,567)
  Proceeds from the sale of fixed assets                                                              825
                                                                                --------         --------
  Cash used in investing activities of continuing operations                      (4,418)          (4,413)
                                                                                --------         --------

Cash flows from financing activities of continuing operations:
  Repayment of borrowings                                                         (2,340)            (569)
  Proceeds and tax benefits from shares issued under stock
    option plans                                                                   2,135               --
  Purchase of treasury stock                                                      (5,283)              --
                                                                                --------         --------
Cash used in financing activities of continuing operations                        (5,488)            (569)
                                                                                --------         --------

Proceeds from the sale of discontinued operation                                  49,858               --
Cash provided by activities of discontinued operation                             (1,021)          (3,544)
Effect of exchange rate changes on cash                                                4              (57)
                                                                                --------         --------

Increase (decrease) in cash and cash equivalents                                  34,817          (10,606)
Cash and cash equivalents at beginning of period                                   3,736           20,018
                                                                                --------         --------
Cash and cash equivalents at end of period                                      $ 38,553         $  9,412
                                                                                ========         ========

Interest paid                                                                   $    189         $    189
                                                                                ========         ========
Income taxes paid                                                               $  6,441         $  2,420
                                                                                ========         ========



   The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

INDEBTEDNESS

On August 17, 1998, the Company amended its credit agreement with Citizen's Bank, New Hampshire, decreasing the amount of available funds under the secured line of credit from $18 million to $8 million and amending the consolidated tangible net worth covenant from $70 million to $60 million in order to obtain the lender's approval in respect to the Company's open market stock repurchase program of up to one million shares of the Company's common stock as detailed in the Shareholder's Equity section of these Notes to Condensed Consolidated Financial Statements.

EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE

The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" for the Company's year ended December 31, 1997 financial statements. As the Company has recorded net losses for the three and nine month periods ended October 2, 1998 and September 26, 1997, any common stock equivalents would be antidilutive; therefore, Basic Earnings per Share and Diluted Earnings per Share are equivalent under FAS 128.


COMMITMENTS AND CONTINGENCIES

In April 1994, Ricoh Company, Ltd., Ricoh Electronics, Inc. and Ricoh Corporation ("Ricoh") brought a lawsuit in the United States District Court, District of New Hampshire ("District Court"), alleging the Company's infringement of U.S. patents 4,611,730 and 4,878,603 relating to certain toner cartridges for Ricoh copiers. In March 1997, the District Court decided to enjoin Nashua from manufacturing, using or selling its NT-50 and NT-6750 toner cartridges. Sales of these products in 1996 amounted to one percent of Nashua's total sales. The Company disagrees with the District Court's decision and has appealed to the United States Court of Appeals for the Federal Circuit ("Court of Appeals"). On September 30, 1998, the District Court issued an order awarding damages in the amount of $7,549,000 related to the Company's sales of NT-50 and NT-6750 toner cartridges through December 3, 1995, additional damages relating to the Company's sales of such products through March 1997, certain of Ricoh's costs relative to the suit, and interest on such damages. The Company recorded a $15 million pretax charge in the third quarter of 1998 related to this damages award. The Company plans to appeal the District Court's decision on the issue of damages. The Company has adequate financial resources to pay the District Court's award of damages should it's appeal be unsuccessful. In connection with the above-mentioned damages award, in the fourth quarter of 1998, the Company posted a $16 million bond and placed $5 million in escrow to secure such bond. The $5 million is classified as restricted cash in the balance sheet.

RECLASSIFICATION

Certain amounts from the prior year have been reclassified to conform to the current year presentation.

STOCK OPTIONS

At October 2, 1998, options for 635,320 shares of common stock were outstanding. Stock options for an additional 120,523 shares may be awarded under the Company's 1996 Stock Incentive Plan.

SHAREHOLDER'S EQUITY

On June 24, 1998, the Company's Board of Directors authorized the repurchase from time to time in the open market of up to one million shares of its common stock, subject to financial and market conditions, Securities and Exchange Commission rules and regulations and financial covenant limitations with the Company's lender. During the third quarter of 1998, Nashua repurchased 346,000 shares of the Company's common stock in open market transactions.

BUSINESS CHANGES-DISCONTINUED OPERATION

In the third quarter of 1998, the Company recognized a $2.3 million charge net of $.9 million in taxes, of which a portion relates to Nashua's share of Cerion Technologies, Inc. ("Cerion") losses and the remainder is a charge to reduce the investment in Cerion to net realizable value. On September 15, 1998, Cerion announced its decision to cease operations on or about November 15, 1998. Consequently, the Company has accounted for the investment as a discontinued operation. For the nine months ended October 2, 1998, the Company recognized a $4.2 million charge net of $2 million in taxes of which a portion relates to Nashua's share of Cerion losses and the remainder is a charge to reduce the investment in Cerion to net realizable value.


OTHER

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position as of October 2, 1998, the results of operations for the three and nine month periods ended October 2, 1998 and September 26, 1997 and cash flows for the nine month period ended October 2, 1998 and September 26, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CORPORATE MATTERS

In the third quarter of 1998, the Company recognized a $2.3 million charge net of $.9 million in taxes, of which a portion relates to Nashua's share of Cerion losses and the remainder is a charge to reduce the investment in Cerion to net realizable value. On September 15, 1998, Cerion announced its decision to cease operations on or about November 15, 1998. Consequently, the Company has accounted for the investment as a discontinued operation. For the nine months ended October 2, 1998, the Company recognized a $4.2 million charge net of $2 million in taxes, of which a portion relates to Nashua's share of Cerion losses and the remainder is a charge to reduce the investment in Cerion to net realizable value.

RESULTS OF OPERATIONS

Sales of $42.4 million for the third quarter of 1998 were $.2 million lower than comparable sales in the third quarter of 1997. The sales decline is due to lower volume for diskettes, toner and paper products in the Imaging Supplies Division, more than offsetting year-over-year sales increases in both the Label Products and Specialty Coated Products Divisions. The increase in gross margin from the third quarter of 1997 to the current quarter is due to increased margins related to new products in the Imaging Supplies and Specialty Coated Products Divisions and significant cost reductions in the manufacturing process in the Label Products Division and improved volume in both the Label Products and Specialty Coated Products Divisions. Sales of $127 million for the first nine months of 1998 were 2.5% lower than sales of $130.3 million for the comparable period in 1997, primarily due to lower toner and paper volume in the Imaging Supplies Division more than offsetting sales increases in the Specialty Coated Products and Label Products Divisions. The volume declines experienced in the Imaging Supplies Division for the third quarter and the first nine months of 1998 when compared to the same periods of 1997 were largely attributable to the impact of weak Asian markets on several key customers, the reduction of volume in the dealer agent channel and the delay in introduction of new products.

In the third quarter of 1998, the Company reported a net loss from continuing operations of $8.1 million compared to a net loss of $1.1 million in the third quarter of 1997. The third quarter 1998 results included a one-time, unusual pretax charge of $15 million and the third quarter 1997 results included a $.9 million restructuring charge. Excluding these charges, pretax results improved by $3 million in 1998 due to improved divisional operating performance, reduced corporate expenses and increased interest income from the investment of cash generated by the sale of the Company's Photofinishing Group.

Research, selling, distribution and administrative expenses decreased $1.4 million or 12% for the third quarter of 1998 and $4.0 million or 11.6%, for the first nine months of 1998 when compared to the same periods in 1997. Research expenses were lower mainly due to decreased Projection System development expenses in both the U.K. and U.S. The decrease in selling and distribution expenses is a factor of lower sales, partially offset by higher freight rates. Administrative costs are lower due to the impact of the restructuring activities over the past twelve months.

Net restructuring and other unusual charges of $4.3 million were recorded in the full year of 1997 related to the sale of excess real estate in Nashua, NH and other business unit and functional realignments. Details of the charges related to continuing operations and the activity recorded during the third quarter of 1998 follows:

                                                                 Balance          Current          Balance
                                                                 July 3,          Period           Oct. 2,
(In thousands)                                                    1998            Charges            1998
                                                                 -------          -------          -------

Provisions for severance related to workforce reductions         $  883             $141             $742
Provisions for assets to be sold or discarded                       348              291               57
Other                                                               181               12              169
                                                                 ------             ----             ----
Total                                                            $1,412             $444             $968
                                                                 ======             ====             ====

All charges, excluding asset writedowns, are principally cash in nature and are expected to be funded from operations or current cash balances.

The estimated annual effective income tax benefit of 39.5 percent for the first nine months of 1998 is higher than the U.S. statutory rate principally due to the inclusion of state income taxes.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

 Working capital increased $26.2 million from December 31, 1997, primarily from net proceeds generated by the sale of the Company's Photofinishing Group. The Company expects that a portion of the proceeds will be reinvested in its continuing businesses. In addition, the Company repurchased 346,000 shares of the Company's common stock for $5.3 million in open market transactions during the third quarter of 1998 pursuant to the Company's open market stock repurchase program of up to one million shares of the Company's common stock as detailed in the Shareholder's Equity section of these Notes to Condensed Consolidated Financial Statements.

The Company recorded a $15 million charge in the third quarter related to a damages award in the patent infringement lawsuit brought against the Company by Ricoh. The Company is appealing this decision, but, if unsuccessful, has adequate financial resources to pay the Court's award of damages. In the fourth quarter of 1998, the Company posted a $16 million bond and placed $5 million in escrow to secure such bond in response to the damages award. The $5 million is classified as restricted cash in the balance sheet.

On August 17, 1998, the Company amended its credit agreement with Citizen's Bank, New Hampshire, decreasing the amount of available funds under the secured line of credit from $18 million to $8 million and amending the consolidated tangible net worth covenant from $70 million to $60 million in order to obtain the lender's approval in respect to the Company's open market stock repurchase program.

OTHER MATTERS

YEAR 2000

The Year 2000 (Y2K) issue is the result of computer programs being written for, or microprocessors using, two digits (rather than four) to define the applicable year. Company computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in system failures or miscalculations. The Company is currently working to mitigate the Y2K issue and has established processes for assessing the risks and associated costs.

The Company categorizes its Y2K efforts as follows: hardware, software, embedded processors, vendors and customers. Progress in assessing and remediating information technology systems (hardware and software) and non-information technology systems (embeded processors) will be tracked in phases including assessment, identification of non-compliant systems, risk assessment, project plan development, remediation, testing and verification. The Company's Y2K project team has completed the risk assessment phase for all major systems, including hardware, software and embedded processors. Remediation efforts of approximately one-third of the Company's major systems have been completed. The Company expects that a large portion of the Company's internal remediation work will be completed by July 1999. The Company will use internal and external resources to remediate and test its systems, and to develop contingency plans to mitigate risks associated with the Y2K issue.

The Company has initiated communications with significant vendors and customers to coordinate the Y2K issue and is in the process of determining the Company's vulnerability if these companies fail to remediate their Y2K issues. The Company is in the initial phase of reviewing responses and expects to have analyzed such response by March 1999. There can be no guarantee that the systems of other companies will be timely remediated, or that other companies' failure to remediate Y2K issues would not have a material adverse effect on the Company.

Costs incurred to date in addressing the Y2K issue have not been material and are being funded through operating cash flows. Based on current information, costs to remediate and test the Company's systems are not expected to be material.

The Company has not yet developed a contingency plan for dealing with the operational problems and costs (including loss of revenues) that would be reasonably likely to result from failure by the Company and certain third parties to achieve Y2K compliance on a timely basis. The Company currently plans to complete its analysis of the problems and costs associated with the failure to achieve Y2K compliance and to establish a contingency plan in the event of such a failure by December 31, 1999.

The Company presently believes that with remediation, Y2K risks can be mitigated. However, although the Company is not currently aware of any material internal operational or financial Y2K related issues, the Company cannot provide assurances that the computer systems, products, services or other systems upon which the Company depends will be Y2K ready on schedule, that the costs of its Y2K program will not become material or that the Company's contingency plans will be adequate. The Company is currently unable to evaluate accurately the magnitude, if any, of the Y2K related issues arising from the Company's vendors and customers. If any such risks (either with respect to the Company or its vendors or customers) materialize, the Company could experience serious consequences to its business which could have material adverse effects on the Company's financial condition, results of operations and liquidity.

The foregoing assessment of the impact of the Y2K problem on the Company is based on management's best estimates as of the date of this Quarterly Report, which are based on numerous assumptions as to future events. There can be no assurance that these estimates will prove accurate, and actual results could differ materially from those estimated if these assumptions prove inaccurate.

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

In April 1994, Ricoh Company, Ltd., Ricoh Electronics, Inc. and Ricoh Corporation ("Ricoh") brought a lawsuit in the United States District Court, District of New Hampshire ("District Court"), alleging the Company's infringement of U.S. patents 4,611,730 and 4,878,603 relating to certain toner cartridges for Ricoh copiers. In March 1997, the District Court decided to enjoin Nashua from manufacturing, using or selling its NT-50 and NT-6750 toner cartridges. Sales of these products in 1996 amounted to one percent of Nashua's total sales. The Company disagrees with the District Court's decision and has appealed to the United States Court of Appeals for the Federal Circuit ("Court of Appeals"). On September 30, 1998, the District Court issued an order awarding damages in the amount of $7,549,000 related to the Company's sales of NT-50 and NT-6750 toner cartridges through December 3, 1995, additional damages relating to the Company's sales of such products through March 1997, certain of Ricoh's costs relative to the suit, and interest on such damages. The Company recorded a $15 million pretax charge in the third quarter of 1998 related to this damages award. The Company plans to appeal the District Court's decision on the issue of damages. The Company has adequate financial resources to pay the District Court's award of damages should it's appeal be unsuccessful.

ITEM 5.  OTHER INFORMATION

FACTORS WHICH MAY AFFECT FUTURE RESULTS

This report may contain forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. When used in this report, the words "believe," "expects," "will," "to be" and similar expressions are intended to identify such forward-looking statements. Any such forward-looking statements and the Company's future results of operations and financial condition are subject to risks and uncertainties which could cause actual results to differ materially from those anticipated and from past results. Such risks and uncertainties include, but are not limited to, the Company's future capital needs, stock market conditions, price of the Company's stock, fluctuations in customer demand, intensity of competition from other vendors, timing and acceptance of new product introductions, general economic and industry conditions, delays or difficulties in programs designed to increase sales and return the Company to profitability, the possibility of a final award of material damages in the Cerion securities litigation and other risks detailed in the Company's filings with the Securities and Exchange Commission.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         4.01 First Amendment to Revolving Credit Promissory Note between Citizen's Bank New Hampshire and Nashua Corporation dated August 17, 1998.

         4.02 First Amendment to Loan and Security Agreement between Citizen's Bank New Hampshire and Nashua Corporation dated August 17, 1998.

         27.01      Financial Data Schedule for the  period ended October 2,
                    1998.

         27.02 Restated Financial Data Schedule for the period ended September 26, 1997.

(b)      Reports on Form 8-K

         On October 15, 1998, the Company filed a Form 8-K to report a damage award in the Ricoh litigation.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              NASHUA CORPORATION
                               -------------------------------------------------
                                                  (Registrant)

Date: November 13, 1998        By: /s/ John L. Patenaude
      -------------------          ---------------------------------------------
                                       John L. Patenaude
                                       Vice President-Finance,
                                       Chief Financial Officer and Treasurer
                               (principal financial and duly authorized officer)