Form 10-K405
period 1998-12-31
NASHUA CORP
filed 1999-03-30
CIK 69680

                                    FORM 10-K

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                            For the fiscal year ended
                                DECEMBER 31, 1998
                                -----------------

                                       or

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from                  to
                               ----------------     ------------------

                         COMMISSION FILE NUMBER 1-5492-1

                               NASHUA CORPORATION
             (Exact name of registrant as specified in its Charter)

              DELAWARE                                   02-0170100
       (State of incorporation)             (IRS Employer Identification Number)

        44 FRANKLIN STREET
            PO BOX 2002
        NASHUA, NEW HAMPSHIRE                            03061-2002
(Address of principal executive offices)                 (Zip Code)

       Registrant's telephone number, including area code: (603) 880-2323

Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of Each Exchange
Title of Each Class                               on Which Registered
-------------------                              ----------------------
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

Yes    X     No
     -----      -----

     The aggregate market value of voting stock held by non-affiliates of the registrant as of March 22, 1999 was approximately $70,901,614. The number of shares outstanding of the registrant's Common Stock as of March 22, 1999 was 6,084,159 (excluding 853,238 shares held in treasury).



                       DOCUMENTS INCORPORATED BY REFERENCE


     Parts I and II - Portions of Registrant's Annual Report to Stockholders for the year ended December 31, 1998.

     Part III - Portions of the Registrant's Proxy Statement dated March 24, 1999 for the Annual Meeting of Stockholders to be held on April 30, 1999.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Nashua was incorporated in Massachusetts in 1904 and changed its state of incorporation to Delaware in 1957. The Company has its principal executive offices at 44 Franklin Street, PO Box 2002, Nashua, New Hampshire 03061-2002 (Telephone: (603) 880-2323) and its Internet address is www.nashua.com. References to the "Company" or to "Nashua" refer to Nashua Corporation and its consolidated subsidiaries, unless the context otherwise requires.

     In the fourth quarter of 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("FAS 131"). In accordance with FAS 131, the Company has two reportable segments for financial reporting: (1) Imaging Supplies and (2) Specialty Coated and Label Products. The information for 1997 and 1996 has been restated from the prior years' presentation in order to conform to the 1998 presentation. Consolidated net sales for 1998 from continuing operations were $167.8 million.

     On April 9, 1998 the Company completed the sale of its Photofinishing Group. The Company received net proceeds of $49.9 million for the net assets of the Photofinishing Group and, after recording taxes of $7.9 million, recorded a gain of $1.1 million. On September 15, 1998, Cerion Technologies Inc. ("Cerion"), a publicly owned company of which the Company owns 37.1 percent of the outstanding common stock, announced its decision to cease operations in the fourth quarter of 1998 and it is currently in the process of liquidation. Accordingly, the Company no longer accounts for its investment in Cerion under the equity method of accounting and has accounted for its interest in Cerion based on the expected net realizable value at an after tax basis, since the third quarter of 1998. During 1998, the Company recognized charges of $4.5 million, net of $2.2 million in taxes, of which a portion related to Nashua's share of Cerion losses and the remainder related to the reduction in the Company's investment in Cerion to its expected net realizable value, net of taxes. Results of operations for Cerion and the Photofinishing Group are reported as discontinued operations for all periods presented in the accompanying consolidated financial statements.

     The Note entitled "Information About Operations" in the Company's Consolidated Financial Statements, which appears on pages 33 and 34 of the Company's Annual Report to Stockholders, contains financial information concerning Nashua's business segments.

     MATTERS AFFECTING FUTURE RESULTS: This Form 10-K contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. When used in this report, the words "expects," "believes," "can," "will" or similar expressions are intended to identify such forward-looking statements. Such forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from those anticipated. Such risks and uncertainties include, but are not limited to, the Company's future capital needs, stock market conditions, price of the Company's stock, fluctuations in customer demand, intensity of competition from other vendors, timing and acceptance of new product introductions, general economic and industry conditions, delays or difficulties in programs designed to increase sales and return the Company to profitability, the possibility of a final award of material damages in the Cerion securities litigation, risks associated with the failure by the Company and certain third parties to achieve Y2K compliance on a timely basis and other risks detailed herein and in the Company's filings with the Securities and Exchange Commission. The Company assumes no obligation to update the information contained in this Form 10-K.

     As noted previously, the Company has two segments: (1) Imaging Supplies and
(2) Specialty Coated and Label Products.


IMAGING SUPPLIES SEGMENT

     The Imaging Supplies Segment manufactures and sells a variety of consumable products used in the process of producing hard copy images. Nashua's imaging supply product line is comprised of toners, developers, remanufactured laser printer cartridges and copy paper. The Imaging Supplies Segment sales were approximately $58 million for 1998, $67 million for 1997 and $88 million for 1996.

     Nashua markets its products worldwide under both the Nashua brand and major private labels. Products are sold through a variety of distribution channels. Sales of high-speed toner and developer to government agencies, machine service providers, and print-for-pay type customers are made through both direct and agent sales forces. Nashua aligns itself with strategic partners to market toner and developer to low and mid-speed segments. Laser cartridges and copy paper are sold primarily through an extensive network of dealers and distributors.

     Nashua's major competitors for toners and developers include Xerox Corporation, Ricoh Corporation and Eastman Kodak Company, each of which sell supplies for use in machines manufactured by it. The Company also competes with other smaller independent manufacturers of toner and developer products. This market segment is competitive, with more sophisticated toner formulas and shorter copier machine life cycles requiring timely product development and marketing.

     The segment's primary competitor for its remanufactured laser printer cartridges is Canon, Inc. which manufactures new laser printer cartridges principally for sale to large original equipment manufacturers, for resale under their brand names. In addition, there are approximately 4,000 small laser printer cartridge rechargers which provide low volumes to small customers.

     The Imaging Supplies Segment depends on outside suppliers for most of the raw materials used to produce toners, developers and laser printer cartridges. The segment purchases materials from several suppliers and believes that adequate quantities of supplies are available. The laser printer cartridge product line is dependent on the continued availability of empty cartridges. Products purchased in finished form (including certain toners, developers, papers, and laser printer cartridges) are available from a variety of sources. There are no assurances that the Company's operating results will not be adversely affected, however, by future increases in the cost of raw materials or sourced products.


SPECIALTY COATED AND LABEL PRODUCTS SEGMENT

     Sales for the Specialty Coated and Label Products Segment were approximately $110 million for 1998, $107 million for 1997 and $111 million for 1996. The Specialty Coated and Label Products Segment is made up of two operating divisions, Specialty Coated Products and Label Products.

     The Specialty Coated and Label Products Segment manufactures and sells: (1) thermal papers to printers and converters; (2) pressure-sensitive labels to merchants and converters; (3) pressure-sensitive laminated papers to label converters; and (4) non-thermal papers, thermosensitive labels, Davac(R) dry-gummed labels, ink jet papers and carbonless papers primarily to merchants, resellers and converters.

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

     Significant uses of pressure-sensitive labels include grocery scale marking, inventory control and address labels. The Specialty Coated and Label Products Segment is a major supplier of labels to the supermarket industry and of labels used in the distribution and manufacture of a wide variety of other products. The label industry is price-sensitive and competitive and includes competitors such as Moore Corporation Ltd., Rittenhouse Paper Company Inc., Hobart Corporation, Avery Dennison Corporation and UARCO, Inc., as well as numerous small regional converters.

     Pressure-sensitive laminated paper is sold to label converters and to end-user in-house converting departments primarily in the supermarket industry. Laminated paper is a sandwich of two papers. One paper is a carrier strip called a liner upon which is laminated a face sheet. A variety of adhesives bind the face sheet and the liner. Printing is done directly on the face sheet using impact printing devices, thermal activism or a variety of ink deposition techniques. Major competitors in the pressure-sensitive laminated paper industry include: Avery Denison Corporation, Spinnaker Industries Inc., Green Bay Packaging, Inc., Ricoh Corporation and Kanzaki Paper Mfg. Co.

     The Segment's thermosensitive label papers are coated with an adhesive that is activated when heat is applied. Those products are usually sold through fine paper merchants who, in turn, resell them to printers who convert the papers into labels for use primarily in the pharmaceutical industry. Thermosensitive label papers are also used in the bakery and the meat packaging industries.

     Davac(R) dry-gummed label paper is a paper which is coated with a moisture-activated adhesive. Davac(R) dry-gummed label paper is sold primarily to fine paper merchants and business forms manufacturers. It is ultimately converted into various types of labels and stamps. Major competitors in the thermosensitive and dry-gummed label industries include Brown-Bridge Company and Ivex Corporation.

     Wide format ink jet paper is a premium quality heavy weight paper treated with resin and non resin coatings which is sold to merchants and resellers for use in graphic applications, including point-of-sale, signs, posters and presentations. Major competitors in the wide format ink jet industry include Rexam PLC., and Azon Corporation.

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

     The segment depends on outside suppliers for most of the raw materials used to produce labels and label papers, carbonless papers and thermal papers, including paper to be converted and chemicals to be used in producing the various coatings which Nashua applies. The Company purchases materials from several suppliers and believes that adequate quantities of supplies are available. There are no assurances that the Company's operating results would not be adversely affected by future increases in cost of raw materials or sourced products.

DEVELOPMENT OF NEW PRODUCTS

     The Company's success depends in part on its continued ability to develop and market new products. There can be no assurance that the Company will be able to develop and introduce new products in a timely manner or that such products, if developed, will achieve market acceptance. In addition, the Company's growth is dependent on its ability to penetrate new markets and sell through alternative channels of distribution. There can be no assurance that the markets being served by the Company will continue to grow; that existing and new products will meet the requirements of such markets; that the Company's products will achieve customer acceptance in such markets; that competitors will not force prices to an unacceptably low level or take market share from the Company; or that the Company can achieve or maintain profits in its markets.


INTELLECTUAL PROPERTY

     The Company's ability to compete may be affected by its ability to protect its proprietary information, as well as its ability to design products outside the scope of its competitor's intellectual property rights. The Company holds a limited number of U.S. and foreign patents and there can be no assurance that its patents will provide meaningful protection, nor can there be assurance that third parties will not assert infringement claims against the Company or its customers in the future. In the event a third party does assert an infringement claim, the Company may be required to expend significant resources to develop non-infringing alternatives or to obtain licenses in respect to the matters that are subject to the litigation. There can be no assurance that the Company would be successful in such development or that any such licenses would be available on commercially acceptable terms, if at all. In addition, such litigation could be lengthy or costly and could have an adverse material effect on the Company's financial condition or results of operations regardless of the outcome of such litigation.


MANUFACTURING OPERATIONS

     The Company operates manufacturing facilities in Nashua, New Hampshire; Merrimack, New Hampshire; Omaha, Nebraska; and Nogales, Mexico. All of these sites are unionized, except for the Nogales, Mexico plant. There can be no assurance that future operating results will not be adversely affected by labor, political and regulatory risks in Mexico, or changes in labor wage rates or productivity.


RESEARCH AND DEVELOPMENT

     Nashua's research and development efforts have been instrumental in the development of many of the products it markets. The research efforts of each of the Company's operating units are directed primarily toward developing new products and processes and improving product performance, often in collaboration with customers. The Company's research and development efforts support each operating units' patent and product development work focusing primarily on new thermal coating technologies in respect to the Specialty Coated and Label Products Segment and new toner and developer formulations and cartridge design in respect to the Imaging Supplies Segment. Nashua's research and development expenditures were $5.9 million in 1998, $7.7 million in 1997 and $8.9 million in 1996.

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

     For the past four years, the Company has spent approximately $1 million per year for compliance with pertinent environmental laws and regulations. In addition, for those sites which the Company has received notification of the need to remediate, the Company has assessed its liability and has established a reserve for estimated costs associated therewith. At December 31, 1998 the reserve for potential environmental liabilities was $1.5 million. Liability of "potentially responsible parties" (PRP) under CERCLA and RCRA, however, is joint and several, and actual remediation expenses at sites where the Company is a PRP may exceed current estimates. The Company believes that based on the facts currently known and the environmental reserve recorded, its remediation expense with respect to those sites and on-going costs of compliance are not likely to have a material adverse effect on its consolidated financial position or results of operations.


EMPLOYEES

     Nashua and its subsidiaries had approximately 725 full-time employees at March 1, 1999. Approximately 432 employees of the Company are members of one of several unions, principally the United Paperworkers International Union. There are three agreements with the United Paperworkers International Union covering a majority of the Company's hourly employees. These agreements generally have a duration of two years and expiration dates in the first quarter of the respective year.


FOREIGN OPERATIONS

     The Company sold its Photofinishing Group on April 9, 1998, and as a result disposed of significant foreign operations as described more fully in the Note to the Company's Consolidated Financial Statements entitled "Business Changes" which has been incorporated by reference into Item 8 of Part 2 of this Report. Accordingly, information regarding long-lived assets by geographic region relating to the Photofinishing Group is reported as discontinued operations in the Note to the Company's Financial Statements entitled "Information About Operations" which appears on pages 33 and 34 of the Company's Annual Report to Stockholders for the fiscal year ended December 31, 1998.

ITEM 2.  PROPERTIES

     Nashua's manufacturing facilities are located in the United States and Mexico. Nashua considers its properties to be in good operating condition and suitable for the production of its products. Nashua sold its Photofinishing Group in April 1998. The Photofinishing Group had manufacturing facilities located in the United States, Canada, the United Kingdom and Northern Ireland.

     The principal manufacturing facilities of the Company are listed by industry segment, location and principal products produced. Except as otherwise noted, each of these facilities is owned by the Company.

                              PRINCIPAL PROPERTIES


                            TOTAL
                            SQUARE                  PRINCIPAL
LOCATION                    FOOTAGE                 PRODUCTS PRODUCED
--------                    -------                 ------------------


CORPORATE
---------

Nashua, New Hampshire      212,000(1)



SPECIALTY COATED AND LABEL SEGMENT
----------------------------------

Merrimack, New Hampshire   471,000(2)       carbonless paper, thermal, non-thermal,
                                            thermosensitive and dry-gummed label
                                            papers, chemicals

Omaha, Nebraska            170,000          pressure-sensitive labels and laminate
                                            paper


IMAGING SUPPLIES SEGMENT
------------------------

Nashua, New Hampshire      238,000          dry toners and developers, chemicals
Merrimack, New Hampshire   112,000(3)       dry toners
Nogales, Mexico             55,000(4)       re-manufactured laser printer cartridges



(1) Corporate offices occupy approximately 21,000 square feet. Approximately 47,000 square feet is leased to third parties, approximately 15,000 square feet is utilized by the Projection Systems Division, and approximately 129,000 square feet is unoccupied.

(2) The Specialty Coated Products Division utilizes approximately 301,000 square feet and the remainder square footage is leased to third parties.

(3) The Imaging Supplies Division utilizes approximately 50,000 square feet. Approximately 18,000 square feet is leased to third parties, and the remainder square footage is unoccupied.

(4) Leased facility.

ITEM 3.  LEGAL PROCEEDINGS

     In April 1994, Ricoh Company, Ltd., Ricoh Electronics, Inc., and Ricoh Corporation (collectively "Ricoh") brought a lawsuit in the United States District Court of New Hampshire ("District Court"), alleging the Company's infringement of the U.S. patents 4,611,730 and 4,878,603 relating to certain toner cartridges for Ricoh copiers. In March 1997, the District Court enjoined Nashua from manufacturing, using or selling its NT-50 and NT-6750 toner cartridges. Sales of these products in 1996 amounted to one percent of Nashua's total sales. The Company disagreed with the District Court's decision and appealed to the United States Court of Appeals for the Federal Circuit ("Court of Appeals"). On February 18, 1999, the Court of Appeals affirmed the March 1997 ruling of the District Court that the Company infringed a patent held by Ricoh. Separately, on September 30, 1998, the District Court issued an order awarding damages in the amount of $7,549,000 related to the Company's sales of NT-50 and NT-6750 toner cartridges through December 3, 1995, additional damages relating to the Company's sales of such products through March 1997, certain of Ricoh's costs relative to the suit, and interest on such damages. The Company disagrees with the District Court's decision on the issue of damages and has appealed the decision to the Court of Appeals. The Company has adequate financial resources to pay the District Court's award of damages should its appeal on damages be unsuccessful. In connection with the damages award, the Company recorded a $15.0 million pretax charge in the third quarter of 1998 and is accruing interest on such award. In addition, in the fourth quarter of 1998, the Company posted a $16.0 million bond and placed $5.0 million in escrow to secure such bond. The $5.0 million is classified as restricted cash in the balance sheet.

     In August and September 1996, two individual plaintiffs initiated lawsuits in the Circuit Court of Cook County, Illinois against the Company, Cerion, certain directors and officers of Cerion, and the Company's underwriter, on behalf of classes consisting of all persons who purchased the common stock of Cerion between May 24, 1996 and July 9, 1996. These two complaints were consolidated. In March 1997, the same individual plaintiffs joined by a third plaintiff filed a Consolidated Amended Class Action Complaint (the "Consolidated Complaint"). The Consolidated Complaint alleged that, in connection with Cerion's initial public offering, the defendants issued materially false and misleading statements and omitted the disclosure of material facts regarding, in particular, certain significant customer relationships. In October 1997, the Court on motion by the defendants, dismissed the Consolidated Complaint. The plaintiffs filed a Second Amended Consolidated Complaint alleging substantially similar claims as the Consolidated Complaint seeking damages and injunctive relief. On May 6, 1998, the Court, on motion by the defendants, dismissed with prejudice the Second Amended Consolidated Complaint. The plaintiffs have filed an appeal of the Court's ruling. The Company continues to believe that this lawsuit is without merit and plans to vigorously defend itself in this matter on appeal.

     The Company is involved in certain environmental matters and has been designated by the Environmental Protection Agency ("EPA") as a potentially responsible party ("PRP") for certain hazardous waste sites. In addition, the Company has been notified by certain state environmental agencies that some of the Company sites not addressed by the EPA require remedial action. These sites are in various stages of investigation and remediation. Due to the unique physical characteristics of each site, the technology employed, the extended timeframes of each remediation, the interpretation of applicable laws and regulations and the financial viability of other potential participants, the ultimate cost to the Company of remediation for each site is difficult to determine. At December 31, 1998, based on the facts currently known and the Company's prior experience with these matters, the Company has concluded that there is at least a reasonable possibility that site assessment, remediation and monitoring costs will be incurred by the Company with respect to those sites which can be reasonably estimated in the aggregate range of $1.0 million to $1.5 million. This range is based, in part, on an allocation of certain sites' costs which, due to the joint and several nature of the liability, could increase if the other

PRPs are unable to bear their allocated share. At December 31, 1998, the Company has accrued $1.5 million which represents, in management's view, the most likely amount within the range stated above. Based on information currently available to the Company, management believes that it is probable that the major responsible parties will fully pay the costs apportioned to them. Management believes that, based on its financial position and the estimated environmental accrual recorded, its remediation expense with respect to those sites is not likely to have a material adverse effect on its consolidated financial position or results of operations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.


EXECUTIVE OFFICERS OF THE REGISTRANT


     Set forth below are the present executive officers of the Company for purposes of Section 16 of the Securities Exchange Act, their ages and their positions held with the Company:


NAME                           AGE          POSITION
----                           ---         --------
Gerald G. Garbacz               62          Chairman, President and Chief Executive Officer
John L. Patenaude               49          Vice President-Finance, Chief Financial Officer and Treasurer
Joseph I. Gonzalez-Rivas        43          Vice President/President, Imaging Supplies Division
John J. Ireland                 47          Vice President/President, Specialty Coated Products Division
Eugene P. Pache                 48          Vice President/President, Label Products Division
Bruce T. Wright                 49          Vice President, Human Resources
Joseph R. Matson                51          Vice President, Corporate Controller
Peter C. Anastos                37          Vice President, General Counsel and Secretary



     Mr. Garbacz has been Chairman of the Board of Nashua since June 1996 and President and Chief Executive Officer since January 1996. He was a private investor from 1994 through 1995 and Chairman and Chief Executive Officer of Baker & Taylor Inc. (information distribution) from 1992 to 1994.

     Mr. Patenaude has been the Vice President-Finance, Chief Financial
Officer and Treasurer of Nashua since May 1998. From July 1996 to May 1998, he was Assistant Treasurer and from 1993 to July 1996 he was the Director of Taxes.

     Mr. Rivas has been a Vice President of Nashua since February 1996, President of the Imaging Supplies Division since April 1998 and General Manager since March 1996. From October 1994 to February 1996, he was President of the Label Group of Engraph Inc. and prior to October 1994, he was President of the Patton Division of Engraph Inc.

     Mr. Ireland has been a Vice President of Nashua since November 1995, President of the Specialty Coated Products Division since April 1998 and General Manager since April 1994. Prior to 1994, Mr. Ireland held various positions with Raychem Corporation.

     Mr. Pache has been a Vice President of Nashua since December 1996, President of the Label Products Division since April 1998 and General Manager since December 1995. From April 1994 to December 1995, he was the Vice President/General Manager of Sales and Marketing for the Company's Commercial Products Group. Prior to 1993, Mr. Pache was the Director of Sales, Electronics Division, of Raychem Corporation.

     Mr. Wright has been Vice President-Human Resources of Nashua since October 1994. Prior to October 1994, he was Vice President of Barry Controls (a division of Applied Power Inc.), a custom manufacturer of vibration and control systems.

     Mr. Matson has been a Vice President of Nashua since May 1998 and Corporate Controller since July 1988.

     Mr. Anastos has been Vice President, General Counsel and Secretary of Nashua since May 1998. He was Associate General Counsel from December 1996 to May 1998. From June 1995 to December 1996 he served as Group Counsel and prior to June 1995, Mr. Anastos was Associate Counsel.

     Executive officers are generally elected to their offices each year by the Board of Directors shortly after the Annual Meeting of Shareholders.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCK-
         HOLDER MATTERS

     None.


ITEM 6.  SELECTED FINANCIAL DATA

     The information contained under the heading "Five Year Financial Review" on page 12 of the Company's Annual Report to Stockholders for the fiscal year ended December 31, 1998 is incorporated by reference in this Form 10-K.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

     The information contained under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 13 through 17 of the Company's Annual Report to Stockholders for the fiscal year ended December 31, 1998 is incorporated by reference in this Form 10-K. This information should be read in conjunction with the related consolidated financial statements incorporated by reference under Item 8.

     YEAR 2000

     The Year 2000 ("Y2K") issue is the result of computer programs being written for, or microprocessors using, two digits (rather than four) to define the applicable year. Company computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in system failures or miscalculations. The Company is currently working to mitigate the Y2K issue and has established processes for assessing the risks and associated costs.

     The Company categorizes its Y2K efforts as follows: hardware, software, embedded processors, vendors and customers. Progress in assessing and remediating information technology systems (hardware and software) and non-information technology systems (embedded processors) is being tracked in phases including inventory, identification of non-compliant systems, risk assessment, project plan development, remediation, testing and verification. The Company's Y2K project team has completed the risk assessment phase for all major systems, including hardware, software and embedded processors. Remediation efforts of approximately one-third of the Company's major systems have been completed. The Company expects that the internal remediation work and testing for all systems critical to run the Company's businesses will be completed by July 1999. The Company will use internal and external resources to remediate and test its systems, and to develop contingency plans to mitigate risks associated with the Y2K issue.

     The Company has initiated communications with significant vendors and customers to coordinate the Y2K issue and is in the process of determining the Company's vulnerability if these companies fail to remediate their Y2K issues. The Company is reviewing responses and expects to complete its analysis early in the second quarter. There can be no guarantee that the systems of other companies will be timely remediated, or that other companies' failure to remediate Y2K issues would not have a material adverse effect on the Company.

     It is currently estimated that the aggregate cost of the Company's Y2K efforts will be approximately $1.1 million, of which, approximately $.4 million has been spent to date. These costs are being funded through operating cash flows and include the costs of normal system upgrades and replacements for which the timing was accelerated to address the Y2K issue. These amounts do not include any costs associated with the implementation of contingency plans, which are in the process of being developed; nor do they include internal Y2K program costs. The Company does not separately track internal Y2K program costs, these costs are principally the related payroll costs for the management information systems group.

     The Company has not yet developed a contingency plan for dealing with the operational problems and costs (including loss of revenues) that would be reasonably likely to result from failure by the Company and certain third parties to achieve Y2K compliance on a timely basis. The Company currently plans to complete its analysis of the problems and costs associated with the failure to achieve Y2K compliance and to establish a contingency plan in the event of such a failure by September 30, 1999.

     The Company presently believes that with remediation, testing and contingency planning, Y2K risks can be mitigated. However, although the Company is not currently aware of any material internal operational or financial Y2K related issues, the Company cannot provide assurances that the computer systems, products, services or other systems upon which the Company depends will be Y2K ready on schedule, that the costs of its Y2K program will not become material or that the Company's contingency plans will be adequate. The Company is currently unable to evaluate accurately the magnitude, if any, of the Y2K related issues arising from the Company's vendors and customers. If any such risks (either with respect to the Company or its vendors or customers) materialize, the Company could experience serious consequences to its business which could have material adverse effects on the Company's financial condition, results of operations and liquidity.

     The foregoing assessment of the impact of the Y2K problem on the Company is based on management's best estimates as of the date of this Annual Report, which are based on numerous assumptions as to future events. There can be no assurance that these estimates will prove accurate, and actual results could differ materially from those estimated if these assumptions prove inaccurate.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information contained in the consolidated financial statements, notes to consolidated financial statements, and report of independent accountants on pages 18 through 35 of the Company's Annual Report to Stockholders for the fiscal year ended December 31, 1998 is incorporated by reference in this Form 10-K.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

     None.



                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The section entitled "Nominees for Election as Directors," which appears on pages 1 through 3 of the Company's Proxy Statement dated March 24, 1999, is incorporated by reference in this Form 10-K. See also the section entitled "Executive Officers of the Registrant" appearing in Part I hereof.


ITEM 11. EXECUTIVE COMPENSATION

     The sections entitled "Compensation of Directors" and "Compensation of Executive Officers," which appear on pages 4 through 6 of the Company's Proxy Statement dated March 24, 1999, is incorporated by reference in this Form 10-K.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The sections entitled "Security Ownership of Management" and "Security Ownership of Certain Beneficial Owners," which appear on pages 11 through 14 of the Company's Proxy Statement dated March 24, 1999, are incorporated by reference in this Form 10-K.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

(a)  The following documents are filed as part of this report:



                                                                                                   Page
     (1) FINANCIAL STATEMENTS:
         Consolidated statements of operations and retained earnings for each of the
             three years in the period ended December 31, 1998                                     18*
         Consolidated balance sheets at December 31, 1998 and December 31, 1997                    19*
         Consolidated statements of cash flows for each of the three years in the
            period ended December 31, 1998                                                         20*
         Notes to consolidated financial statements                                                21-34*
         Report of independent accountants                                                         35*

     (2) FINANCIAL STATEMENT SCHEDULE:
         Report of independent accountants on financial statement schedule                         18
         Schedule II - Valuation and qualifying accounts for
           each of the three years in the period ended December 31, 1998                           19


     The financial statement schedule should be read in conjunction with the financial statements in the 1998 Annual Report to Stockholders. All other schedules have been omitted as they are not applicable, not required, or the information is included in the consolidated financial statements or notes thereto.

     *Page references are to the 1998 Annual Report to Stockholders. The 1998 Annual Report to Stockholders is not to be deemed filed as part of this Report except for those parts thereof specifically incorporated by reference into this Report.

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

     4.01 Loan and Security Agreement between the Company and Citizen's Bank New Hampshire dated as of March 28, 1997. Exhibit to the Company's Form 10-Q for the quarterly period ended March 28, 1997 and incorporated herein by reference.

     4.02 Revolving Credit Promissory Note between the Company and Citizen's Bank New Hampshire dated as of March 28, 1997. Exhibit to the Company's Form 10-Q for the quarterly period ended March 28, 1997 and incorporated herein by reference.

     4.03 First Amendment to Revolving Credit Promissory Note between the Company and Citizen's Bank New Hampshire dated August 17, 1998. Exhibit to the Company's Form 10-Q for the quarterly period ended October 2, 1998, and incorporated herein by reference.

     4.04 First Amendment to Loan and Security Agreement between the Company and Citizen's Bank New Hampshire dated August 17, 1998. Exhibit to the Company's Form 10-Q for the quarterly period ended October 2, 1998, and incorporated herein by reference.

     4.05 Rights Agreement, dated as of July 19, 1996, between the Company and The First National Bank of Boston, as Rights Agent, which includes as Exhibit A the Form of Certificate of Designations, as Exhibit B the Form of Rights Certificate, and as Exhibit C the Summary of Rights to Purchase Preferred Stock. Exhibit to the Company's Form 8-K dated August 28, 1996 and incorporated herein by reference.

     4.06 Amendment No. 1 to the Company's Rights Agreement effective as of June 24, 1998.

     4.07 Amendment No. 2 to the Company's Rights Agreement effective as of December 15, 1998.

    10.01 1987 Stock Option Plan of the Company. Exhibit to the Company's Proxy Statement dated March 24, 1987, and incorporated herein by reference.

    10.02 Amendments to the 1987 Stock Option Plan of the Company effective as of April 28, 1989. Exhibit to the Company's Form 10-Q for the quarterly period ended June 30, 1989, and incorporated herein by reference.

    10.03 Amendments to the 1987 Stock Option Plan of the Company effective October 24, 1997. Exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, and incorporated herein by reference.

    10.04 1993 Stock Incentive Plan of the Company. Exhibit to the Company's Proxy Statement dated March 19, 1993, and incorporated herein by reference.

    10.05 1996 Stock Incentive Plan of the Company. Exhibit to the Company's Proxy Statement dated May 15, 1996, and incorporated herein by reference.

    10.06 Amended 1996 Stock Incentive Plan of the Company effective December 15, 1998.

    10.07 Amended 1996 Stock Incentive Plan of the Company effective March 9, 1999.

    10.08 Change of Control and Severance Agreement dated as of June 24, 1998 between the Company and Gerald G. Garbacz. Exhibit to the Company's Form 10-Q for the quarterly period ended July 3, 1998 and incorporated herein by reference.

    10.09 Change of Control and Severance Agreement dated as of June 24, 1998 between the Company and John L. Patenaude. Exhibit to the Company's Form 10-Q for the quarterly period ended July 3, 1998 and incorporated herein by reference.

    10.10 Change of Control and Severance Agreement dated as of June 24, 1998 between the Company and Bruce T. Wright. Exhibit to the Company's Form 10-Q for the quarterly period ended July 3, 1998 and incorporated herein by reference.

    10.11 Change of Control and Severance Agreement dated as of June 24, 1998 between the Company and Joseph R. Matson. Exhibit to the Company's Form 10-Q for the quarterly period ended July 3, 1998 and incorporated herein by reference.

    10.12 Change of Control and Severance Agreement dated as of June 24, 1998 between the Company and Eugene P. Pache. Exhibit to the Company's Form 10-Q for the quarterly period ended July 3, 1998 and incorporated herein by reference.

    10.13 Change of Control and Severance Agreement dated as of June 24, 1998 between the Company and Peter C. Anastos. Exhibit to the Company's Form 10-Q for the quarterly period ended July 3, 1998 and incorporated herein by reference.

    10.14 Change of Control and Severance Agreement dated as of June 24, 1998 between the Company and Joseph I. Gonzalez-Rivas. Exhibit to the Company's Form 10-Q for the quarterly period ended July 3, 1998 and incorporated herein by reference.

    10.15 Change of Control and Severance Agreement dated as of June 24, 1998 between the Company and John J. Ireland. Exhibit to the Company's Form 10-Q for the quarterly period ended July 3, 1998 and incorporated herein by reference.

    10.16      Management Incentive Plan of the Company.

    10.17 Master Asset Purchase Agreement dated as of March 10, 1998 between the Company and District Photo Inc. Exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.

    10.18 U.S. Asset Purchase Agreement dated as of March 10, 1998 between Nashua Photo Inc., Promolink Corporation and District Photo Inc. Exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.

    10.19 U.K. Asset Purchase Agreement dated as of March 10, 1998 between Nashua Photo Limited and District Photo Inc. Exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.

    10.20 Canada Asset Purchase Agreement dated as of March 10, 1998 between Nashua Photo Limited and District Photo Inc. Exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.

    11.01 Statement regarding Computation of Earnings Per Share and Common Equivalent Share.

    13.01 Nashua Corporation 1998 Annual Report to Shareholders, certain portions of which have been incorporated herein by reference.

    21.01      Subsidiaries of the Registrant.

    23.01      Consent of Independent Accountants.

    24.01      Powers of Attorney.

(b)  Reports on Form 8-K:

On January 7, 1999, the Company filed a report on Form 8-K regarding an amendment to the Company's Rights Agreement.

                                   SIGNATURES



     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   NASHUA CORPORATION

Date: March 29, 1999               By /s/ John L. Patenaude
      --------------                  -----------------------------------------
                                          John L. Patenaude
                                          Vice President-Finance,
                                          Chief Financial Officer and Treasurer


SIGNATURE                           TITLE                                       DATE
---------                           -----                                       ----

/s/ Gerald G. Garbacz               Chairman, President and                     March 29, 1999
---------------------------         Chief Executive Officer
    Gerald G. Garbacz

/s/ John L. Patenaude               Vice President-Finance,                     March 29, 1999
---------------------------         Chief Financial Officer
    John L. Patenaude               and Treasurer


/s/ Joseph R. Matson                Vice President, Corporate Controller        March 29, 1999
---------------------------         and Chief Accounting Officer
    Joseph R. Matson

 Sheldon A. Buckler*                Director
---------------------------
 Sheldon A. Buckler

 Charles S. Hoppin*                 Director
---------------------------
 Charles S. Hoppin

 John M. Kucharski*                 Director
---------------------------
 John M. Kucharski

 David C. Miller, Jr.*              Director
---------------------------
 David C. Miller, Jr.

 Peter J. Murphy*                   Director
---------------------------
 Peter J. Murphy

 James F. Orr III*                  Director
---------------------------
 James F. Orr III

 *By /s/ John L. Patenaude                                                      March 29, 1999
     ----------------------
         John L. Patenaude
         Attorney-In-Fact


                        REPORT OF INDEPENDENT ACCOUNTANTS

                         ON FINANCIAL STATEMENT SCHEDULE




TO THE BOARD OF DIRECTORS OF
NASHUA CORPORATION



Our audits of the consolidated financial statements referred to in our report dated February 5, 1999, appearing in the Company's Annual Report to Stockholders for the fiscal year ended December 31, 1998 (which report and consolidated financial statements are incorporated by reference in this Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, the Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.









PricewaterhouseCoopers LLP
Boston, Massachusetts
February 5, 1999

                                                                     SCHEDULE II



                       NASHUA CORPORATION AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS

(In Thousands)


                                               Balance at
                                                Previous                                      Balance at
Description                                    End of Year      Additions     Deductions      End of Year
-----------                                    -----------      ---------     ----------      -----------

DECEMBER 31, 1998:

Allowance for doubtful accounts              $ 1,193            $   176(a)   $  (503)(b)        $   866
Valuation allowance on deferred tax assets       328              2,340(e)       (28)(c)          2,640



DECEMBER 31, 1997:

Allowance for doubtful accounts              $ 1,884            $    79(a)   $  (770)(b)(d)     $ 1,193
Valuation allowance on deferred tax assets       328                 --           --                328


DECEMBER 31, 1996:

Allowance for doubtful accounts              $ 2,397            $   558(a)     $(1,071)(b)      $ 1,884
Valuation allowance on deferred tax assets     3,300                 --         (2,972)(c)          328






(a)  Charged to costs and expenses.
(b)  Accounts deemed uncollectible.
(c)  Tax assets deemed unrealizable.
(d)  Includes decreases of $116 due to restatement of discontinued operations.
(e) Represents the valuation allowance for foreign tax credits related to discontinued operations.