Form 10-Q
period 1999-04-02
NASHUA CORP
filed 1999-05-11
CIK 69680

                                    FORM 10-Q

                              --------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                              --------------------

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended

                                  APRIL 2, 1999

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

         AS OF MAY 1, 1999, THE COMPANY HAD 5,922,529 SHARES OF COMMON STOCK, EXCLUDING 1,023,238 SHARES IN TREASURY, PAR VALUE $1 PER SHARE, OUTSTANDING.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       NASHUA CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
                                                  April 2, 1999    December 31,
ASSETS:                                            (Unaudited)         1998
-------                                           -------------    ------------
Cash and cash equivalents                            $ 27,728        $ 31,965
Restricted cash                                         5,000           5,000
Accounts receivable                                    19,702          18,232
Inventories
  Materials and supplies                                5,659           6,326
  Work in process                                       3,219           2,503
  Finished goods                                        5,528           5,847
                                                     --------        --------
                                                       14,406          14,676
Other current assets                                   13,695          13,474
                                                     --------        --------
  Total current assets                                 80,531          83,347
                                                     --------        --------
Plant and equipment                                    73,009          73,057
Accumulated depreciation                              (34,470)        (33,727)
                                                     --------        --------
                                                       38,539          39,330
                                                     --------        --------
Intangible assets                                       1,991           1,991
Accumulated amortization                               (1,524)         (1,484)
                                                     --------        --------
                                                          467             507
                                                     --------        --------
Other assets                                            9,185          10,155
Net non-current assets of discontinued operations         756             756
                                                     --------        --------
  Total assets                                       $129,478        $134,095
                                                     ========        ========

LIABILITIES AND SHAREHOLDERS' EQUITY:
-------------------------------------
Current maturities of long-term debt                 $    511        $    511
Accounts payable                                        8,659           9,028
Accrued expenses                                       25,610          27,934
Income tax payable                                        180              --
                                                     --------        --------
  Total current liabilities                            34,960          37,473
                                                     --------        --------
Long-term debt                                            894           1,064
Other long-term liabilities                            20,331          20,331
                                                     --------        --------
  Total long-term liabilities                          21,225          21,395
                                                     --------        --------
Common stock and additional capital                    21,995          21,995
Retained earnings                                      64,289          64,071
Treasury stock, at cost                               (12,991)        (10,839)
                                                     --------        --------
  Total shareholders' equity                           73,293          75,227
                                                     --------        --------
Commitments and contingencies                              --              --
                                                     --------        --------

  Total liabilities and shareholders' equity         $129,478        $134,095
                                                     ========        ========


   The accompanying notes are an integral part of the condensed consolidated financial statements.

                       NASHUA CORPORATION AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                   (UNAUDITED)

(In thousands, except per share data)                      THREE MONTHS ENDED
                                                          --------------------
                                                           April 2,   April 3,
                                                             1999       1998
                                                          ---------   --------

Net sales                                                  $42,649    $44,486
Cost of products sold                                       32,362     34,735
                                                           -------    -------
Gross margin                                                10,287      9,751
Research, selling, distribution and
  administrative expenses                                   10,093     10,492
Interest expense                                               204        113
Interest income                                               (376)        (8)
                                                           -------    -------
Income (loss) from continuing operations before
  income tax provision (benefit)                               366       (846)
Income tax provision (benefit)                                 148       (356)
                                                           -------    -------

Income (loss) from continuing operations                       218       (490)

Loss from discontinued operation, net of taxes                  --       (301)
                                                           -------    -------

Net income (loss)                                              218       (791)
Retained earnings, beginning of period                      64,071     76,935
                                                           -------    -------

Retained earnings, end of period                            64,289     76,144
                                                           =======    =======

Earnings per share:
  Income (loss) from continuing operations                 $   .04    $ (0.08)
  Income (loss) from discontinued operation                     --      (0.04)
                                                           -------    -------

Net income (loss) per common share                         $   .04    $ (0.12)
                                                           =======    =======
Average common shares                                        5,909      6,391
                                                           =======    =======

Income (loss) per common share from continuing
  operations assuming dilution                             $   .04    $ (0.08)

Income (loss) per common share from discontinued
  operations assuming dilution                             $    --    $  (.04)
                                                           -------    -------

Net income (loss) per common share assuming dilution       $   .04    $ (0.12)
                                                           =======    =======
Average common and potential common shares                   5,926      6,391
                                                           =======    =======



   The accompanying notes are an integral part of the condensed consolidated financial statements.

                       NASHUA CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


(In thousands)
                                                                                   THREE MONTHS ENDED
                                                                                -----------------------
                                                                                April 2,       April 3,
                                                                                  1999           1998
                                                                                --------       --------
Cash flows from operating activities of continuing operations:
 Net income (loss)                                                             $   218        $  (791)
 Adjustments to reconcile net income (loss) to cash provided by (used in) continuing operating activities:
      Depreciation and amortization                                               1,444          1,737
      Loss from discontinued operations                                              --            301
      Net change in working capital and other assets                             (2,383)        (2,947)
                                                                                -------        -------

Cash used in continuing operating activities                                       (721)        (1,700)
                                                                                -------        -------

Cash flows from investing activities of continuing operations:
  Investment in plant and equipment                                                (858)        (2,007)
                                                                                -------        -------
  Cash used in investing activities of continuing operations                       (858)        (2,007)
                                                                                -------        -------

Cash flows from financing activities of continuing operations:
  Proceeds from borrowings                                                           --          2,100
  Repayment of borrowings                                                          (170)           (84)
  Proceeds and tax benefits from shares issued under stock
    option plans                                                                     --            292
  Purchase of treasury stock                                                     (2,152)            --
                                                                                -------        -------
Cash provided by (used in) financing activities of continuing
  operations                                                                     (2,322)         2,308
                                                                                -------        -------

Proceeds from the sale of discontinued operation                                                 6,000
Cash provided by (used in) activities of discontinued operation                    (336)           251
Effect of exchange rate changes on cash                                              --              5
                                                                                -------        -------

Increase (decrease) in cash and cash equivalents                                 (4,237)         4,857
Cash and cash equivalents at beginning of period                                 31,965          3,736
                                                                                -------        -------
Cash and cash equivalents at end of period                                      $27,728        $ 8,593
                                                                                =======        =======

Interest paid                                                                   $    26        $   102
                                                                                =======        =======
Income taxes paid                                                               $   348        $    51
                                                                                =======        =======




   The accompanying notes are an integral part of the condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


INDEBTEDNESS

On April 22, 1999, the Company entered into a new secured financing agreement with Fleet Bank - NH, increasing the Company's revolving line of credit to $15 million from $8 million. This agreement with Fleet - NH replaces the Company's existing credit facility, which was scheduled to expire April 30, 1999. The agreement contains certain financial covenants with respect to consolidated tangible net worth, capital expenditures and earnings before depreciation, interest, income taxes, depreciation and amortization (EBITDA). Borrowings under this facility are collateralized by a security interest in the Company's receivables and inventory. Interest on amounts outstanding under the secured line of credit is payable at the prime rate or at the Company's election, at LIBOR plus a certain fixed percentage. The maturity of this financing agreement is April 27, 2001. Without prior consent of the lenders, the agreement does not allow the payment of dividends and restricts, among other things, the incurrence of additional debt greater than determined amounts, guarantees or sale of certain assets.

RECLASSIFICATION

Certain amounts from the prior year have been reclassified to conform to the current year presentation.

STOCK OPTIONS

At April 30, 1999, options for 553,170 shares of common stock were outstanding. Stock options for an additional 24,253 shares may be awarded under the Company's 1996 Stock Incentive Plan. In addition, the Company's stockholders approved the 1999 Shareholder Value Plan at their annual meeting held on April 30, 1999. Stock awards may be made under the 1999 Shareholder Value Plan for up to 600,000 shares of common stock (subject to adjustments for stock splits, stock dividends or other changes in the Company's capitalization). No options or shares have been awarded under this plan.

SHAREHOLDER'S EQUITY

On June 24, 1998, the Company's Board of Directors authorized the repurchase from time to time in the open market of up to one million shares of its common stock, subject to financial and market conditions, Securities and Exchange Commission rules and regulations and financial covenant limitations with the Company's lender. During the first quarter of 1999, Nashua repurchased 177,500 shares of the Company's common stock in open market transactions. In addition, the Company repurchased 170,000 additional shares in open market transactions in April bringing the total shares repurchased to 999,154 as of April 30, 1999.

SEGMENT AND RELATED INFORMATION

In the fourth quarter of 1998, the Company adopted Statement of Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information." The table below presents information about reported segments.


(In thousands)                                       Net Sales From                  Pretax Income (Loss) From
                                                  Continuing Operations                Continuing Operations
                                              -------------------------------      --------------------------------
                                              April 3, 1999     April 2, 1998      April 3, 1999      April 2, 1998
                                              -------------     -------------      -------------      -------------

Imaging Supplies                                  $14,365           $16,695         $   (480)            $  (784)
Specialty Coated and Label Products                28,192            27,760            1,921               1,665

Reconciling items:
    Other                                              92                31              (42)               (207)
    Unallocated corporate expenses,
        including interest                              -                 -           (1,033)             (1,520)
                                                  -------           -------         --------             -------
Consolidated                                      $42,649           $44,486         $    366             $  (846)


OTHER

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position as of April 2, 1999, the results of operations for the three month periods ended April 2, 1999 and April 3, 1998 and cash flows for the three month periods ended April 2, 1999 and April 3, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net sales in the first quarter of 1999 were $42.6 million, compared with $44.5 million in the first quarter of 1998.

The Imaging Supplies Segment sales in the first quarter of 1999 were $14.4 million, compared with $16.7 million in the first quarter of 1998. The sales decline was a result of lower volume in the toner and developer, cartridge and paper product lines. The toner and developer sales decline was due to lower order rates from large international customers and decreased selling prices on two of the segment's high volume products. The cartridge and paper product sales decline was a result of lower selling prices across all channels as well as reduced volume in the dealer agent and international channels.

The Specialty Coated and Label Products Segment sales in the first quarter of 1999 were $28.2 million, compared with $27.8 million in the first quarter of 1998. The increased sales were a result of higher volume in the thermal paper and label products, compared to the same period last year.

Gross margins improved to 24.1 percent of sales in the first quarter of 1999 from 21.9 percent of sales during the same period in 1998. The improvement in gross margin was primarily a result of reduced manufacturing costs, increased manufacturing efficiency and improved product mix in both the Imaging Supplies Segment and the Specialty Coated and Label Products Segment.

Research, selling, distribution and administrative expenses in the first quarter of 1999 decreased 4 percent, or $.4 million, compared to the same period of 1998. Research expense decreased 25 percent, or $.4 million, selling and distribution expense decreased 4 percent, or $.2 million, and administrative expenses increased 7 percent, or $.2 million.

Pretax loss in the Imaging Supplies Segment decreased $.3 million, or 38 percent, compared to the first quarter of 1998 as a result of improved gross margins, reduced research, selling and distribution expenses. Research expense declined due to reduced new product testing costs. Selling and distribution expense declined as a result of lower sales impacting variable expenses.

Pretax profit in the Specialty Coated and Label Products Segment improved $.3 million as a result of improved gross margins, partially offset by higher administrative expenses. The administrative expense increase in the first quarter was a result of costs related to employee training and payroll, compared to the first quarter of 1998.

Net income in the first quarter of 1999 was $.2 million ($.04 per share), compared to a net loss of $.8 million ($.12 per share) in the first quarter of 1998. Net income from continuing operations in the first quarter of 1999 was $.2 million ($.04 per share), compared to a loss of $.5 million ($.08 per share) in the first quarter of 1998. Pretax income from continuing operations in the first quarter of 1999 was $.4 million, compared to a loss of $.8 million in the first quarter of 1998, reflecting a $.5 million improvement in gross margin, a $.4 million reduction in operating expenses and a $.3 million increase in net interest income derived from the investment of cash generated by the sale of the Photofinishing Group.

Details of the charges related to continuing operations and the activity recorded during the first quarter of 1999 follows.

                                                                Balance      Current       Current     Balance
(In thousands)                                                  Dec. 31,     Period        Period      April 2,
                                                                 1998       Provision      Charges      1999
                                                                --------    ---------      -------     --------
Provisions for severance related to workforce reductions          $472        $ --          $329         $143
Other                                                              149          --            26          123
                                                                  ----        ----          ----         ----
Total                                                             $621        $ --          $355         $266
                                                                  ====        ====          ====         ====

All charges, excluding asset write-downs, are principally cash in nature and are expected to be funded from operations.

The estimated annual effective income tax rate was 40.5 percent for the first quarter of 1999 and is higher than the U.S. statutory rate principally due to the impact of state income taxes.

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

The Company categorizes its Y2K efforts as follows: hardware, software, embedded processors, vendors and customers. Progress in assessing and remediating information technology systems (hardware and software) and non-information technology systems (embedded processors) is being tracked in phases including inventory, identification of non-compliant systems, risk assessment, project plan development, remediation, testing and verification. The Company's Y2K project team has completed the risk assessment phase for all major systems, including hardware, software and embedded processors. Remediation efforts of approximately two-thirds of the Company's major systems have been completed. The Company expects that the internal remediation work and testing for all systems critical to run the Company's businesses will be completed by July 1999. The Company will use internal and external resources to remediate and test its systems, and to develop contingency plans to mitigate risks associated with the Y2K issue.

The Company has initiated communications with significant vendors and customers to coordinate the Y2K issue and is in the process of determining the Company's vulnerability if these companies fail to remediate their Y2K issues. The Company is reviewing responses and expects to complete its analysis in the second quarter. There can be no guarantee that the systems of other companies will be timely remediated, or that other companies' failure to remediate Y2K issues would not have a material adverse effect on the Company.

It is currently estimated that the aggregate cost of the Company's Y2K efforts will be approximately $1.1 million, of which, approximately $.6 million has been spent to date. These costs are being funded through operating cash flows and include the costs of normal system upgrades and replacements for which the timing was accelerated to address the Y2K issue. These amounts do not include any costs associated with the implementation of contingency plans, which are in the process of being developed; nor do they include internal Y2K program costs. The Company does not separately track internal Y2K program costs. These costs are principally the related payroll costs for the management information systems group.

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

The foregoing assessment of the impact of the Y2K problem on the Company is based on management's best estimates as of the date of this Form 10Q, which are based on numerous assumptions as to future events. There can be no assurance that these estimates will prove accurate, and actual results could differ materially from those estimated if these assumptions prove inaccurate.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

Working capital decreased $.3 million to $45.6 million from December 31, 1998. Cash and cash equivalents declined $4.2 million, primarily as a result of payment of certain year end accrued expenses in the amount of $2.3 million and the repurchase of 177,500 shares of common stock in open market transactions for $2.2 million pursuant to the Company's open market stock repurchase program as detailed in the Shareholder's Equity section of the Notes to the Condensed Consolidated Financial Statements. Other changes affecting working capital included the $1.5 million increase in accounts receivable and the $.3 million decline in accounts payable from December 31, 1998.

During April 1999, the Company entered into a new $15 million secured financing agreement as detailed in the Indebtedness section of the Notes to the Condensed Consolidated Financial Statements.

                           PART II - OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

MATTERS AFFECTING FUTURE RESULTS

This Form 10Q may contain forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. When used in this report, the words "believe," "expects," "to be," "will" and similar expressions are intended to identify such forward-looking statements. Any such forward-looking statements and the Company's future results of operations and financial condition are subject to risks and uncertainties which could cause actual results to differ materially from those anticipated and from past results. Such risks and uncertainties include, but are not limited to, fluctuations in customer demand, intensity of competition from other vendors, timing and acceptance of new product introductions, general economic and industry conditions, delays or difficulties in programs designed to increase sales and return the Company to profitability, risks associated with the failure by the Company and certain third parties to achieve Year 2000 compliance on a timely basis, and other risks detailed in the Company's filings with the

Securities and Exchange Commission. The Company assumes no obligation to update the information contained in this Form 10Q.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

      3.01      Amended By-laws of the Company, effective as of April 13, 1999.

      4.01 Amendment No. 3 to the Company's Rights Agreement, effective as of April 30, 1999.

     10.01 Amended 1996 Stock Incentive Plan of the Company, effective as of April 13, 1999.

     10.02      1999 Shareholder Rights Plan, effective as of April 30, 1999.

     10.03 Loan Agreement between the Company and Fleet Bank - NH, dated as of April 22, 1999.

     10.04 Revolving credit promissory note between the Company and Fleet Bank - NH, dated as of April 22, 1999.

     10.05 Security Agreement between the Company and Fleet Bank - NH, dated as of April 22, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  NASHUA CORPORATION
                                      ------------------------------------------
                                                      (Registrant)

Date: MAY 11, 1999                    BY: /s/ John L. Patenaude
      ----------------------              --------------------------------------
                                          John L. Patenaude
                                          Vice President-Finance,
                                          Chief Financial Officer and Treasurer
                                          (principal financial and duly
                                          authorized officer)