Form 10-Q
period 1999-07-02
NASHUA CORP
filed 1999-08-12
CIK 69680

                                    FORM 10-Q

                            ------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                            ------------------------

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended

                                  JULY 2, 1999
                                       or

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____

                         COMMISSION FILE NUMBER 1-5492-1

                               NASHUA CORPORATION
             (Exact name of registrant as specified in its charter)

               DELAWARE                                   02-0170100
        (State of Incorporation)               (IRS Employer Identification No.)

          44 FRANKLIN STREET                               03064
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

                          YES ___X___    NO _______

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

     AS OF AUGUST 6, 1998, THE COMPANY HAD 5,891,969 SHARES OF COMMON STOCK, EXCLUDING 1,023,798 SHARES IN TREASURY, PAR VALUE $1 PER SHARE, OUTSTANDING.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       NASHUA CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

                                                                        July 2, 1999                December 31,
ASSETS:                                                                  (Unaudited)                    1998
-------                                                                 ------------                ------------
Cash and cash equivalents                                                $   21,943                  $   31,965
Restricted cash                                                               5,000                       5,000
Accounts receivable                                                          19,001                      18,232
Inventories
  Materials and supplies                                                      5,776                       6,326
  Work in process                                                             2,640                       2,503
  Finished goods                                                              7,712                       5,847
                                                                         ----------                  ----------
                                                                             16,128                      14,676
Other current assets                                                         14,844                      13,474
                                                                         ----------                  ----------
  Total current assets                                                       76,916                      83,347
                                                                         ----------                  ----------
Plant and equipment                                                          74,022                      73,057
Accumulated depreciation                                                    (35,608)                    (33,727)
                                                                         ----------                  ----------
                                                                             38,414                      39,330
                                                                         ----------                  ----------
Intangible assets                                                             1,182                       1,991
Accumulated amortization                                                       (800)                     (1,484)
                                                                         ----------                  ----------
                                                                                382                         507
                                                                         ----------                  ----------
Investment in unconsolidated affiliates                                         279                           -
Other assets                                                                 12,369                      10,155
Net non-current assets of discontinued operations                               756                         756
                                                                         ----------                  ----------
 Total assets                                                            $  129,116                  $  134,095
                                                                         ==========                  ==========

LIABILITIES AND SHAREHOLDERS' EQUITY:
-------------------------------------
Current maturities of long-term debt                                     $      511                  $      511
Accounts payable                                                             11,062                       9,028
Accrued expenses                                                             24,864                      27,934
                                                                         ----------                  ----------
  Total current liabilities                                                  36,437                      37,473
                                                                         ----------                  ----------
Long-term debt                                                                  766                       1,064
Other long-term liabilities                                                  19,931                      20,331
                                                                         ----------                  ----------
  Total long-term liabilities                                                20,697                      21,395
                                                                         ----------                  ----------
Common stock and additional capital                                          22,086                      21,995
Retained earnings                                                            64,803                      64,071
Treasury stock, at cost                                                     (14,907)                    (10,839)
                                                                         ----------                  ----------
  Total shareholders' equity                                                 71,982                      75,227
                                                                         ----------                  ----------
Commitments and contingencies                                                    --                          --
                                                                         ----------                  ----------

  Total liabilities and shareholders' equity                             $  129,116                  $  134,095
                                                                         ==========                  ==========



The accompanying notes are an integral part of the condensed consolidated financial statements.

                       NASHUA CORPORATION AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                   (UNAUDITED)

(In thousands, except per share data)                              Three Months Ended               Six Months Ended
                                                                   ------------------               ----------------
                                                                 July 2,         July 3,          July 2,       July 3,
                                                                  1999            1998             1999          1998
                                                                 -------         -------          -------       -------

Net sales                                                        $42,573         $40,081          $85,222       $84,567
Cost of products sold                                             32,151          30,882           64,513        65,617
                                                                 -------         -------          -------       --------
Gross margin                                                      10,422           9,199           20,709        18,950
Research, selling, distribution and
  administrative expenses                                          9,696          10,452           19,789        20,944
Interest expense                                                     214             109              417           222
Interest income                                                     (352)           (669)            (727)         (677)
                                                                 -------         -------          -------       -------
Income (loss) from continuing operations before income
  taxes (benefit)                                                    864            (693)           1,230        (1,539)
Income taxes (benefit)                                               350            (246)             498          (569)
                                                                 -------         -------          -------       -------

Income (loss) from continuing operations                             514            (447)             732          (970)

Loss from discontinued operation, net of taxes                        --          (1,814)              --        (2,082)
Gain on disposal of discontinued operation, net of taxes              --           1,052               --         1,052
                                                                 -------         -------          -------       -------

Net income (loss)                                                    514          (1,209)             732        (2,000)
Retained earnings, beginning of period                            64,289          76,144           64,071        76,935
                                                                 -------         -------          -------       -------

Retained earnings, end of period                                  64,803          74,935           64,803        74,935
                                                                 =======         =======          =======       =======

Earnings per share:
  Income (loss) from continuing operations                       $   .09         $  (.07)         $   .13       $  (.15)
  Loss from discontinued operation                                    --            (.28)              --          (.32)
  Gain on disposal of discontinued operation                          --             .16               --           .16
                                                                 -------         -------          -------       -------

Net income (loss) per common share                               $   .09         $  (.19)         $   .13       $  (.31)
                                                                 =======         =======          =======       =======
Average common shares                                              5,674           6,475            5,791         6,437
                                                                 =======         =======          =======       =======

Income (loss) per common share from
  continuing operations assuming dilution                        $   .09         $  (.07)         $   .13       $  (.15)
Loss per common share from discontinued
  operations assuming dilution                                        --            (.28)              --          (.32)
Gain on sale of discontinued operation
  per common share assuming dilution                                  --             .16               --           .16
                                                                 -------         -------          -------       -------

Net income (loss) per common share assuming dilution             $   .09         $  (.19)         $   .13       $  (.31)
                                                                 =======         =======         ========       =======
Average common and potential common shares                         5,682           6,475            5,803         6,437
                                                                 =======         =======         ========       =======


The accompanying notes are an integral part of the condensed consolidated financial statements.

                       NASHUA CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

(In thousands)

                                                                                               Six Months Ended
                                                                                               ----------------
                                                                                         July 2,               July 3,
                                                                                          1999                  1998
                                                                                         -------               -------
Cash flows from operating activities of continuing operations:
  Net income (loss)                                                                      $   732               $(2,000)
  Adjustments to reconcile net income (loss) to cash provided by
    (used in) continuing operating activities:
      Depreciation and amortization                                                        2,913                 3,473
      Gain on sale of discontinued operation                                                  --                (1,052)
      Loss from discontinued operations                                                       --                 2,082
      Net change in working capital and other assets                                      (4,509)               (6,805)
                                                                                         -------               -------

Cash used in continuing operating activities                                                (864)               (4,302)
                                                                                         -------               -------

Cash flows from investing activities of continuing operations:
  Investment in plant and equipment                                                       (1,871)               (3,042)
                                                                                         -------               -------
  Cash used in investing activities of continuing operations                              (1,871)               (3,042)
                                                                                         -------               -------

Cash flows from financing activities of continuing operations:
  Repayment of borrowings                                                                   (298)               (2,212)
  Proceeds and tax benefits from shares issued under stock
    option plans                                                                              --                 1,614
  Purchase of treasury stock                                                              (3,977)                   --
                                                                                         -------               -------
Cash used in financing activities of continuing operations                                (4,275)                 (598)
                                                                                         -------               -------

Proceeds from the sale of discontinued operation                                              --                49,858
Cash used in activities of discontinued operation                                         (3,012)               (1,673)
Effect of exchange rate changes on cash                                                       --                     4
                                                                                         -------               -------

Increase (decrease) in cash and cash equivalents                                         (10,022)               40,247
Cash and cash equivalents at beginning of period                                          31,965                 3,736
                                                                                         -------               -------
Cash and cash equivalents at end of period                                               $21,943               $43,983
                                                                                         =======               =======

Interest paid                                                                            $    52               $    64
                                                                                         =======               =======
Income taxes paid                                                                        $ 4,803               $ 4,267
                                                                                         =======               =======



The accompanying notes are an integral part of the condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

INDEBTEDNESS

On April 22, 1999, the Company entered into a new secured financing agreement with Fleet Bank - NH, increasing the Company's revolving line of credit to $15 million from $8 million. This agreement with Fleet - NH replaced the Company's credit facility, which was scheduled to expire April 30, 1999. The agreement contains certain financial covenants with respect to consolidated tangible net worth, capital expenditures and earnings before interest, income taxes, depreciation and amortization (EBITDA). Borrowings under this facility are collateralized by a security interest in the Company's accounts receivables and inventory. Interest on amounts outstanding under the secured line of credit is payable at the prime rate or at the Company's election, at LIBOR plus a certain fixed percentage. The maturity of this financing agreement is April 22, 2001. The agreement does not allow the payment of dividends and restricts, among other things, the incurrence of additional debt greater than determined amounts, guarantees or sale of certain assets without prior consent of the lenders.


RECLASSIFICATION

Certain amounts from the prior year have been reclassified to conform to the current year presentation.


STOCK OPTIONS

At July 2, 1999, options for 507,170 shares of common stock were outstanding. Stock options for an additional 67,253 shares may be awarded under the Company's 1996 Stock Incentive Plan. In addition, the Company's stockholders approved the 1999 Shareholder Value Plan at their annual meeting held on April 30, 1999. Stock awards may be made under the 1999 Shareholder Value Plan for up to 600,000 shares of common stock (subject to adjustments for stock splits, stock dividends or other changes in the Company's capitalization). No options or shares have been awarded under this plan.


SHAREHOLDER'S EQUITY

On June 24, 1998, the Company's Board of Directors authorized the repurchase from time to time in the open market of up to one million shares of its common stock, subject to financial and market conditions, Securities and Exchange Commission rules and regulations and financial covenant limitations with the Company's lender. During the first half of 1999, Nashua repurchased 348,060 shares of the Company's common stock in open market transactions for $4.0 million. The total shares repurchased under this program totaled 999,714.

SEGMENT AND RELATED INFORMATION

In the fourth quarter of 1998, the Company adopted Statement of Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information." The tables below present information about reported segments.

For the Quarter:
----------------
(In thousands)                                        Net Sales From                   Pretax Income (Loss) From
                                                   Continuing Operations                 Continuing Operations
                                                   ---------------------               --------------------------
                                               Three Months      Three Months       Three Months       Three Months
                                                  Ended             Ended              Ended              Ended
                                               July 2, 1999      July 3, 1998       July 2, 1999       July 3, 1998
                                               ------------      ------------       ------------       ------------

Imaging Supplies                                  $14,148           $13,846          $  (285)             $  (651)
Specialty Coated and Label Products                28,395            26,235            2,455                1,565

Reconciling items:
    Other                                              30                 -              (81)                (246)
    Unallocated corporate expenses,
        including interest                             --                 -           (1,225)              (1,361)
                                                  -------       -----------          -------              -------
Consolidated                                      $42,573           $40,081          $   864              $  (693)
                                                  =======           =======          =======              =======


For the Six Months:
-------------------
(In thousands)                                        Net Sales From                   Pretax Income (Loss) From
                                                   Continuing Operations                 Continuing Operations
                                                   ---------------------               -------------------------
                                                Six Months        Six Months         Six Months         Six Months
                                                  Ended             Ended              Ended              Ended
                                               July 2, 1999      July 3, 1998       July 2, 1999       July 3, 1998
                                               ------------      ------------       ------------       ------------

Imaging Supplies                                  $28,513           $30,541          $  (765)             $(1,435)
Specialty Coated and Label Products                56,587            53,995            4,376                3,230

Reconciling items:

    Other                                             122                31             (123)                (453)
    Unallocated corporate expenses,
        including interest                             --                --           (2,258)              (2,881)
                                                  -------           -------          -------              -------
Consolidated                                      $85,222           $84,567          $ 1,230              $(1,539)
                                                  =======           =======          =======              =======


OTHER

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position as of July 2, 1999, the results of operations for the three and six month periods ended July 2, 1999 and July 3, 1998 and cash flows for the six month periods ended July 2, 1999 and July 3, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:  FOR THE QUARTER:

Quarterly sales increased to $42.6 million, a 6.2 percent increase over second quarter 1998 sales of $40.1 million due to improvements in both the Imaging Supplies and Specialty Coated and Label Products segments. Gross margin increased to 24.5 percent for the quarter compared to 23.0 percent for the second quarter of 1998, primarily due to manufacturing efficiencies, raw material cost reductions and income related to the Company's pension plans. Research, selling, distribution and administrative expenses, as a percent of sales, improved to 22.8 percent from 26.1 percent for the second quarter of 1998, primarily due to the restructuring of selling channels in the Imaging Supplies Segment, the benefit from lower corporate expenses due to the restructuring which occurred in the second quarter of 1998 and income related to the Company's pension plans. Net interest income decreased to $.1 million for the second quarter compared to $.6 million a year ago, primarily a result of the decreased cash balance due to the share repurchase program discussed further in the Liquidity, Capital Resources and Financial Condition section of this report and the accrual of interest expense related to the Ricoh litigation as described in the Company's 10-K filing. Income before taxes for continuing operations, as a percent of sales, was 2.0 percent compared to a loss of 1.7 percent a year ago.

Net income in the second quarter of 1999 increased to $.5 million, $.09 per share, compared to a net loss of $1.2 million, $.19 per share, in the second quarter of 1998 due to improvements in both the Imaging Supplies and Specialty Coated and Label Products segments. Net income, as a percent of sales, was 1.2 percent for the second quarter of 1999, as compared to a net loss of 3.0 percent for the same period last year. Net income from continuing operations in the second quarter of 1998 totaled $.5 million, $.09 per share, compared to a net loss from continuing operations of $.4 million, $.07 per share, in the second quarter of 1998.

RESULTS OF OPERATIONS BY REPORTABLE OPERATING SEGMENT:  FOR THE QUARTER:

IMAGING SUPPLIES SEGMENT:

The Imaging Supplies segment reported a 2.2 percent increase in sales for the second quarter of 1999 as compared to the same period last year. The sales improvement resulted from higher volume in the paper product line, which more than offset declines in both the toner and developer and the laser printer cartridge product lines. Paper sales improved 42 percent compared to the second quarter of last year as a result of higher volume driven by the market's reaction to an anticipated rise in paper prices. The toner and developer sales declined 5 percent from the same period last year as a result of volume shortfalls in the dealer-agent and international channels primarily due to a decline in sales of older products which more than offset higher volume from new product sales initiatives in the OEM channel. Laser printer cartridge sales declined 7 percent in the second quarter of 1999 compared to the second quarter of 1998 due to volume shortfalls in the dealer-agent channel which more than offset volume improvements in the OEM channel.

The segment's pretax loss in the second quarter of 1999 declined 56 percent compared to the second quarter of 1998. The pretax improvement over the second quarter of 1998 was primarily a result of reduced selling and administrative expenses in the toner and developer product line related to the restructuring of the dealer-agent selling channel earlier this year and income related to the Company's pension plans.

SPECIALTY COATED AND LABEL PRODUCTS SEGMENT:

The Specialty Coated and Label Products segment reported an 8.2 percent increase in sales for the second quarter of 1999 compared to the same period last year due to higher volume in the thermal paper and converted label products. Customer retention, new customer initiatives and new product offerings in the supermarket label area were the primary drivers of the second quarter sales improvement.

The segment's pretax income increased 57 percent compared to the second quarter of 1998 primarily the result of higher volume, lower raw material costs, improved manufacturing efficiency, a favorable mix of products and income related to the Company's pension plans.

RESULTS OF OPERATIONS:  FOR SIX MONTHS YEAR-TO-DATE:

Sales for the first six months of 1999 were up .8 percent to $85.2 million compared to $84.6 million in the corresponding period of 1998 due to higher sales in the Specialty Coated and Label Products segment offset by a decline in the Imaging Supplies Segment. Gross Margin improved to 24.3 percent for the first six months from 22.4 percent for the same period last year. The increase was due to manufacturing cost reduction programs, improved manufacturing efficiency, reduced raw material prices, improved product mix and income related to the Company's pension plans. Research, selling, distribution and administrative expenses, as a percent of sales, improved to 23.2 percent from
24.8 percent for the first six months of 1998, primarily due to the reduction in commission expenses attributable to our dealer-agent restructuring earlier this year and income related to the Company's pension plans. Net interest income decreased to $.3 million for the first six months compared to $.5 million a year ago, primarily a result of the decreased cash balance due to the share repurchase program completed in the second quarter this year, as well as higher interest expense accrued in the first six months of 1999 related to the Ricoh litigation. Income before taxes for continuing operations, as a percent of sales, was 1.4 percent compared to a loss of 1.8 percent a year ago.

Net income in the first six months of 1999 was $.7 million, $.13 per share, compared to a net loss of $2.0 million, $.31 per share, in the same period in 1998. Net income, as a percent of sales, was .9 percent for the first six months of 1999 and a net loss of 2.4 percent for the same period last year. Net income from continuing operations in the first six months of 1998 totaled $.7 million, $.13 per share, compared to a net loss from continuing operations of $1.0 million, $.15 per share, in the first six months of 1998.

RESULTS OF OPERATIONS BY REPORTABLE OPERATING SEGMENT: FOR SIX MONTHS YEAR-TO
DATE:

IMAGING SUPPLIES SEGMENT:

The Imaging Supplies segment reported a 6.6 percent decrease in sales for the first six months of 1999 compared to the same period last year. The sales decline was a result of a reduction in volume in the toner and developer and laser cartridge product lines, as well as a reduction in selling price in the toner and developer product line which offset volume improvements in the paper product line. The toner and developer decline was due to lower order rates from large international customers and lower average selling prices on higher volume products. The laser cartridge sales decline was primarily due to the volume decline due to the loss of two large dealers in the dealer-agent channel.

The segment's pretax loss in the first six months of 1999 improved 47 percent over the same period in 1998. The pretax improvement over the first six months of 1998 resulted primarily from lower selling and administrative expenses related to the restructuring of the dealer-agent selling channel in the toner and developer product line which was completed earlier this year and income related to the Company's pension plans.

SPECIALTY COATED AND LABEL PRODUCTS SEGMENT:

The Specialty Coated and Label Products segment reported a 4.8 percent increase in sales for the first six months of 1999 compared to the same period last year. The increased sales were a result of higher volume in the thermal paper and converted label products, compared to the same period last year. Customer retention and new customer initiatives, primarily in the supermarket thermal product line, were the primary drivers of the first six months sales improvement.

The segment's pretax income increased 35 percent compared to the first six months of 1998, primarily a result of higher sales volume and an improvement in the segment's gross margin. Lower manufacturing costs, improved manufacturing efficiency, a favorable mix of products sold and income related to the Company's pension plans were the primary reasons for the improvement.

Details of the charges related to continuing operations and the activity recorded during the first six months of 1999 follows.

                                                               Balance           Current             Current       Balance
(In thousands)                                                 April 2,           Period             Period         July 2,
                                                                1999             Provision           Charges         1999
                                                               --------          ---------           -------       --------

Provisions for severance related to workforce reductions          $143               $238              $135           $246
Other                                                              123                 --                 3            120
                                                                  ----               ----              ----           ----
Total                                                             $266               $238              $138           $366
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

YEAR 2000

The Year 2000 ("Y2K") issue is the result of computer programs being written for, or microprocessors using two digits (rather than four) to define the applicable year. Computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in system failures or miscalculations. The Company has established processes for assessing the risks and associated costs of the Y2K issue.

The Company categorizes its Y2K efforts as follows: hardware, software, embedded processors, vendors and customers. Progress in assessing and remediating information technology systems (hardware and software) and non-information technology systems (embedded processors) is being tracked in phases including inventory, identification of non-compliant systems, risk assessment, project plan development, remediation, testing and contingency planning. All aspects related to assessing, remediating and testing mission critical systems have been completed and are Y2K compliant. Mission critical systems are systems necessary to take customer orders, manufacture and ship product, collect accounts receivable and report financial information.

The Company is in communication with and has conducted several analyses with significant vendors and customers to ensure their Y2K compliance. In addition, the Company continues to evaluate its vulnerability if these companies fail to remediate their Y2K issues. The Company has begun efforts to stockpile raw material and qualify new vendors in the event of non-compliance. There can be no guarantee that the systems of other companies will be timely remediated, or that other companies' failure to remediate Y2K issues would not have a material adverse effect on the Company.

It is currently estimated that the aggregate cost of the Company's Y2K efforts will be approximately $1.1 million, of which, approximately $1.0 million has been spent to date. These costs are being funded through operating cash flows and include the costs of normal system upgrades and replacements for which the timing was accelerated to address the Y2K issue. These amounts do not include any costs associated with the implementation of contingency plans, which are in the process of being developed; nor do they include internal Y2K program costs. The Company does not separately track internal Y2K program costs. These costs are principally the related payroll costs for the management information systems group.

The Company is in the process of developing contingency plans for dealing with the operational problems and costs (including loss of revenues) that would be reasonably likely to result from failure by the Company and certain third parties to achieve Y2K compliance on a timely basis. The process of contingency plan development is greater than 50 percent complete with final plans expected by September 30, 1999.

The Company presently believes that with remediation, testing and contingency planning, Y2K risks can be mitigated. However, although the Company is not currently aware of any material internal operational or financial Y2K related issues, the Company cannot provide assurances that the computer systems, products, services or other systems upon which the Company depends will be Y2K ready on schedule, that the costs of its Y2K program will not become material or that the Company's contingency plans will be adequate. In addition, the Company believes the analyses conducted to ensure Y2K compliance of vendors and customers will lessen the Y2K risk, however, there is no guarantee this will completely eliminate the potential for disruption. If any such risks (either with respect to the Company or its vendors or customers) materialize, the Company could experience serious consequences to its business which could have material adverse effects on the Company's financial condition, results of operations and liquidity.

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

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

Working capital decreased $5.4 million to $40.5 million from December 31, 1998. Cash and cash equivalents declined $10.0 million, primarily as a result of payment of certain year end accrued expenses in the amount of $2.3 million, the payment of taxes of $4.8 million and the repurchase of 348,060 shares of common stock in open market transactions for $4.0 million pursuant to the Company's open market stock repurchase program as detailed in the Shareholder's Equity section of the Notes to the Condensed Consolidated Financial Statements. Other changes affecting working capital included the $.8 million increase in accounts receivable, a $1.5 million dollar increase in inventories, primarily in the Specialty Coated and Label Segment, and the $.2 million decline in accounts payable from December 31, 1998.

During April 1999, the Company entered into a new $15 million secured financing agreement as detailed in the Indebtedness section of the Notes to the Condensed Consolidated Financial Statements.


                           PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

For matters submitted to a vote of security holders, see the Company's Proxy Statement dated March 24, 1999 issued in connection with the Annual Meeting of Stockholders held on April 30, 1999, which is incorporated herein by reference. At such meeting, the stockholders acted as follows:

PROPOSAL 1:

To elect a Board of Directors for the ensuing year.

                                                         Number of Votes
                                                         ---------------
         Nominees                                For                  Withheld
         --------                                ---                  --------
         Sheldon A. Buckler                  4,368,779                1,220,131
         Gerald G. Garbacz                   4,369,051                1,219,859
         Charles S. Hoppin                   4,366,279                1,222,631
         John M. Kucharski                   4,368,579                1,220,331
         David C. Miller, Jr.                4,369,237                1,219,673
         Peter J. Murphy                     4,366,779                1,222,131
         James F. Orr III                    4,369,079                1,219,831

The above named individuals were elected Directors of the Company.

PROPOSAL 2:

To approve the 1999 Shareholder Value Plan.

                                   Number of Votes
                                   ---------------
                                                                    Broker
         For                Against              Abstain           Non-Vote
         ---                -------              -------           --------
      2,659,269            2,353,107              24,110            552,424

The proposal was approved.

ITEM 5.  OTHER INFORMATION

STOCKHOLDER PROPOSALS

Any proposal that a stockholder wishes the Company to consider for inclusion in the proxy statement and form of proxy card for the Company's 2000 Annual Meeting of Stockholders (the "2000 Meeting") must be received by the Company on or before November 24, 1999. Such proposals should be directed to Nashua Corporation, 44 Franklin Street, P.O. Box 2002, Nashua, New Hampshire 03064, Attention: Secretary.

In addition, the Company's By-Laws require all stockholder proposals to be timely submitted in advance to the Secretary of the Company at the above address (other than proposals submitted for inclusion in the proxy statement and form of proxy as described above). To be timely, the Secretary must receive such notice not less than 60 days nor more than 90 days prior to the 2000 Meeting; provided that, if less than 70 days' notice or prior public disclosure of the date of the 2000 Meeting is given or made, the notice must be received not later than the close of business on the 10th day following the date on which such notice of the date of the meeting was mailed or such public disclosure was made, whichever occurs first.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

REPORTS ON FORM 8-K

On June 8, 1999, the Company filed a Form 8-K announcing the realignment of the management team and reporting structure.

                                   SIGNATURES
                                   ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                     NASHUA CORPORATION
                                                     ------------------
                                                        (Registrant)

Date:  August  12, 1999                       By: /s/John L. Patenaude
       ----------------                       ---------------------------------
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