Form 10-Q
period 1999-10-01
NASHUA CORP
filed 1999-11-10
CIK 69680

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

                                 OCTOBER 1, 1999

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

     AS OF NOVEMBER 3, 1999, THE COMPANY HAD 5,891,949 SHARES OF COMMON STOCK, EXCLUDING 1,023,818 SHARES IN TREASURY, PAR VALUE $1 PER SHARE, OUTSTANDING.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       NASHUA CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

                                                      October 1, 1999    December 31,
ASSETS:                                                 (Unaudited)         1998
-------                                               ---------------    ------------
Cash and cash equivalents                                $ 20,800         $ 31,965
Restricted cash                                             5,000            5,000
Accounts receivable                                        21,896           18,232
Inventories
  Materials and supplies                                    6,156            6,326
  Work in process                                           3,513            2,503
  Finished goods                                            6,191            5,847
                                                         --------         --------
                                                           15,860           14,676
Other current assets                                       16,592           13,474
                                                         --------         --------
  Total current assets                                     80,148           83,347
                                                         --------         --------
Plant and equipment                                        75,590           73,057
Accumulated depreciation                                  (36,773)         (33,727)
                                                         --------         --------
                                                           38,817           39,330
                                                         --------         --------
Intangible assets                                           1,182            1,991
Accumulated amortization                                     (800)          (1,484)
                                                         --------         --------
                                                              382              507
                                                         --------         --------
Investment in unconsolidated affiliates                       226               --
Other assets                                                9,621           10,155
Net non-current assets of discontinued operations             756              756
                                                         --------         --------
  Total assets                                           $129,950         $134,095
                                                         ========         ========

LIABILITIES AND SHAREHOLDERS' EQUITY:
-------------------------------------
Current maturities of long-term debt                     $    511         $    511
Accounts payable                                           11,009            9,028
Accrued expenses                                           25,253           27,934
                                                         --------         --------
  Total current liabilities                                36,773           37,473
                                                         --------         --------
Long-term debt                                                638            1,064
Other long-term liabilities                                19,905           20,331
                                                         --------         --------
  Total long-term liabilities                              20,543           21,395
                                                         --------         --------
Common stock and additional capital                        22,086           21,995
Retained earnings                                          65,455           64,071
Treasury stock, at cost                                   (14,907)         (10,839)
                                                         --------         --------
  Total shareholders' equity                               72,634           75,227
                                                         --------         --------
Commitments and contingencies                                  --               --
                                                         --------         --------

  Total liabilities and shareholders' equity             $129,950         $134,095
                                                         ========         ========



   The accompanying notes are an integral part of the condensed consolidated financial statements.

                       NASHUA CORPORATION AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                   (UNAUDITED)

(In thousands, except per share data)                             Three Months Ended                 Nine Months Ended
                                                                ------------------------         -------------------------
                                                                Oct. 1,          Oct. 2,          Oct. 1,          Oct. 2,
                                                                 1999             1998             1999             1998
                                                                -------         --------         --------         --------

Net sales                                                       $43,668         $ 42,420         $128,890         $126,987
Cost of products sold                                            33,330           31,528           97,843           97,145
                                                                -------         --------         --------         --------
Gross margin                                                     10,338           10,892           31,047           29,842
Research, selling, distribution and
  administrative expenses                                         9,169            9,785           28,958           30,729
Loss from equity investment                                          53               --               53               --
Restructuring and unusual charges                                   138           15,000              138           15,000
Interest expense                                                    197               24              614              246
Interest income                                                    (314)            (524)          (1,041)          (1,201)
                                                                -------         --------         --------         --------
Income (loss) from continuing operations before income
  taxes (benefit)                                                 1,095          (13,393)           2,325          (14,932)
Income taxes (benefit)                                              443           (5,326)             941           (5,899)
                                                                -------         --------         --------         --------

Income (loss) from continuing operations                            652           (8,067)           1,384           (9,033)

Loss from discontinued operation, net of taxes                       --           (2,261)              --           (4,347)
Gain on disposal of discontinued operation, net of taxes             --               --               --            1,052
                                                                -------         --------         --------         --------

Net income (loss)                                                   652          (10,328)           1,384          (12,328)
Retained earnings, beginning of period                           64,803           74,935           64,071           76,935
                                                                -------         --------         --------         --------

Retained earnings, end of period                                 65,455           64,607           65,455           64,607
                                                                =======         ========         ========         ========

Earnings per share:
  Income (loss) from continuing operations                      $  0.12         $  (1.27)        $   0.24         $  (1.41)
  Loss from discontinued operation                                   --            (0.35)              --            (0.68)
  Gain on disposal of discontinued operation                         --               --               --              .16
                                                                -------         --------         --------         --------

Net income (loss) per common share                              $  0.12         $  (1.62)        $   0.24         $  (1.93)
                                                                =======         ========         ========         ========
Average common shares                                             5,633            6,374            5,744            6,404
                                                                =======         ========         ========         ========

Income (loss) per common share from
  continuing operations assuming dilution                       $  0.12         $  (1.27)        $   0.24         $  (1.41)
Loss per common share from discontinued
  operations assuming dilution                                       --            (0.35)              --            (0.68)
Gain on sale of discontinued operation
  per common share assuming dilution                                 --               --               --             0.16
                                                                -------         --------         --------         --------

Net income (loss) per common share assuming dilution            $  0.12         $  (1.62)        $   0.24         $  (1.93)
                                                                =======         ========         ========         ========
Average common and potential common shares                        5,635            6,374            5,754            6,404
                                                                =======         ========         ========         ========

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                       NASHUA CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

(In thousands)

                                                                                Nine Months Ended
                                                                            -------------------------
                                                                             Oct. 1,          Oct. 2,
                                                                              1999             1998
                                                                            --------         --------
Cash flows from operating activities of continuing operations:
  Net income (loss)                                                         $  1,384         $(12,328)
  Adjustments to reconcile net income (loss) to cash provided by
    (used in) continuing operating activities:
      Depreciation and amortization                                            4,414            4,681
      Gain on sale of discontinued operation                                      --           (1,052)
      Loss from discontinued operations                                           --            4,347
      Loss from equity investment                                                 53               --
      Restructuring and unusual charges                                          138               --
      One-time charge related to damages awarded in Ricoh Litigation              --           15,000
      Net change in working capital and other assets                          (5,522)         (14,766)
                                                                            --------         --------

Cash used in continuing operating activities                                     467           (4,118)
                                                                            --------         --------
Cash flows from investing activities of continuing operations:
  Investment in plant and equipment                                           (4,075)          (4,418)
                                                                            --------         --------
  Cash used in investing activities of continuing operations                  (4,075)          (4,418)
                                                                            --------         --------

Cash flows from financing activities of continuing operations:
  Repayment of borrowings                                                       (426)          (2,340)
  Proceeds and tax benefits from shares issued under stock
    option plans                                                                  91            2,135
  Purchase of treasury stock                                                  (4,068)          (5,283)
                                                                            --------         --------
Cash used in financing activities of continuing operations                    (4,403)          (5,488)
                                                                            --------         --------

Proceeds from the sale of discontinued operation                                  --           49,858
Cash used in activities of discontinued operation                             (3,154)          (1,021)
Effect of exchange rate changes on cash                                           --                4
                                                                            --------         --------

Increase (decrease) in cash and cash equivalents                             (11,165)          34,817
Cash and cash equivalents at beginning of period                              31,965            3,736
                                                                            --------         --------
Cash and cash equivalents at end of period                                  $ 20,800         $ 38,553
                                                                            ========         ========

Interest paid                                                               $     61         $    189
                                                                            ========         ========
Income taxes paid                                                           $  5,050         $  6,441
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

RESTRUCTURING AND UNUSUAL CHARGES

In the third quarter, the Company recorded a $.5 million pretax charge associated with the Company's decision to cease manufacturing fax papers in the Specialty Coated and Label Products Segment, which was partially offset by a gain of $.4 million resulting from the completion of the partial sale of the Company's Microsharp imaging technology. The Company decided to cease manufacturing fax paper due to the loss of two significant fax paper customers attributable to the acquisition of these customers by larger firms and a consolidation of their fax purchases.

STOCK OPTIONS

At October 1, 1999, options for 496,835 shares of common stock were outstanding. Stock options for an additional 72,753 shares may be awarded under the Company's 1996 Stock Incentive Plan. In addition, the Company's stockholders approved the 1999 Shareholder Value Plan at their annual meeting held on April 30, 1999. Stock awards may be made under the 1999 Shareholder Value Plan for up to 600,000 shares of common stock (subject to adjustments for stock splits, stock dividends or other changes in the Company's capitalization). No options or shares have been awarded under this plan.

SHAREHOLDER'S EQUITY

On June 24, 1998, the Company's Board of Directors authorized the repurchase from time to time in the open market of up to one million shares of its common stock, subject to financial and market conditions, Securities and Exchange Commission rules and regulations and financial covenant limitations with the Company's lender. During the first half of 1999, Nashua repurchased 348,060 shares of the Company's common stock in open market transactions for $4.0 million. The total shares repurchased under this program totaled 999,734.

SEGMENT AND RELATED INFORMATION

In the fourth quarter of 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information." The tables below present information about reported segments.

For the Quarter:
----------------
(In thousands)                                       Net Sales From                 Pretax Income (Loss) From
                                                 Continuing Operations                 Continuing Operations
                                             ------------------------------      -------------------------------
                                             Three Months      Three Months      Three Months       Three Months
                                                 Ended             Ended             Ended              Ended
                                             Oct. 1, 1999      Oct. 2, 1998      Oct. 1, 1999       Oct. 2, 1998
                                             ------------      ------------      ------------       ------------

Imaging Supplies                               $ 15,136          $ 15,032            $  139            $      7
Specialty Coated and Label Products              28,507            27,357             2,701               2,677

Reconciling items:
    Other                                            25                31                 1                (112)
    Unallocated corporate expenses,
        Including interest                                                           (1,608)               (965)
    Restructuring and unusual charges                                                  (138)            (15,000)
                                               --------          --------            ------            --------
Consolidated                                   $ 43,668          $ 42,420            $1,095            $(13,393)
                                               ========          ========            ======            ========


For the Nine Months:
--------------------
(In thousands)                                       Net Sales From                 Pretax Income (Loss) From
                                                 Continuing Operations                 Continuing Operations
                                             ------------------------------      -------------------------------
                                              Nine Months       Nine Months       Nine Months        Nine Months
                                                 Ended             Ended             Ended              Ended
                                             Oct. 1, 1999      Oct. 2, 1998      Oct. 1, 1999       Oct. 2, 1998
                                             ------------      ------------      ------------       ------------

Imaging Supplies                               $ 43,650          $ 45,573            $ (407)           $ (1,428)
Specialty Coated and Label Products              85,094            81,352             7,411               5,907

Reconciling items:
    Other                                           146                62              (122)               (565)
    Unallocated corporate expenses,
        Including interest                                                           (4,419)             (3,846)
    Restructuring and unusual charges                                                  (138)            (15,000)
                                               --------          --------            ------            --------
Consolidated                                   $128,890          $126,987            $2,325            $(14,932)
                                               ========          ========            ======            ========

Segment pretax income (loss) from continuing operations for the first two quarters of 1999, included intercompany charges related to certain corporate expenses that are not included in the primary performance measure used by management in making decisions about allocating resources to each segment and in assessing its respective performance. In accordance with Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information," the Company has adjusted its results for the nine months ended October 1, 1999. The net impact to pretax income (loss) from continuing operations of the Imaging Supplies and Specialty Coated and Label Products Segments is $287,000 and $266,000, respectively.

OTHER

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position as of October 1, 1999, the results of operations for the three and nine month periods ended October 1, 1999 and October 2, 1998, and cash flows for the nine month periods ended October 1, 1999 and October 2, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS: FOR THE QUARTER:

Quarterly sales increased to $43.7 million, a 2.9 percent increase over third quarter 1998 sales of $42.4 million due to improvements in both the Imaging Supplies and Specialty Coated and Label Products Segments. Gross margin decreased to 23.7 percent for the quarter compared to 25.7 percent for the third quarter of 1998, primarily due to volume shortfalls impacting manufacturing efficiencies in the laser printer cartridge product line in the Imaging Supplies Segment. Research, selling, distribution and administrative expenses, as a percent of sales, improved to 21.0 percent from 23.0 percent for the third quarter of 1998, primarily due to the restructuring of selling channels in the Imaging Supplies Segment. Net interest income decreased to $.1 million for the third quarter compared to $.5 million a year ago, primarily a result of the decreased cash balance due to the share repurchase program discussed further in the Liquidity, Capital Resources and Financial Condition section of this report and the accrual of interest expense related to the Ricoh litigation as described in the Company's 10-K filing. Income before taxes for continuing operations, as a percent of sales, was 2.5 percent compared to a loss of 31.6 percent last year.

Net income in the third quarter of 1999 increased to $.7 million, $.12 per share, compared to a net loss of $10.3 million, $1.62 per share, in the third quarter of 1998 due to improvements in both the Imaging Supplies and Specialty Coated and Label Products Segments. Net income in the third quarter of 1999 reflected an unusual charge of $.1 million due to the Company's decision to discontinue manufacture of fax papers in the Specialty Coated and Label Products Segment, which more than offset the gain resulting from the completion of the sale of a portion of the Company's Microsharp imaging technology. Net income in the third quarter of 1998 reflected an unusual charge of $15.0 million for damages awarded by the U.S. District Court, District of New Hampshire in a patent infringement lawsuit brought against the Company by Ricoh Corporation, Ricoh Electronics, Inc. and Ricoh Company, Ltd. Net income, as a percent of sales, was 1.5 percent for the third quarter of 1999, as compared to a net loss of 24.4 percent for the same period last year. Net income from continuing operations in the third quarter of 1999 totaled $.7 million, $.12 per share, compared to a net loss from continuing operations of $8.1 million, $1.27 per share, in the third quarter of 1998.

RESULTS OF OPERATIONS BY REPORTABLE OPERATING SEGMENT:  FOR THE QUARTER:

IMAGING SUPPLIES SEGMENT:

The Imaging Supplies Segment reported a slight increase in sales for the third quarter of 1999 as compared to the same period last year. The sales improvement resulted from higher volume in the paper product lines, which more than offset declines in both the toner and developer and the laser printer cartridge product lines. Paper sales increased 18.1 percent compared to the third quarter of last year as a result of higher volume driven by the market's reaction to an anticipated rise in paper prices. Toner and developer sales declined 3.9 percent from the same period last year as a result of volume shortfalls of older products in the value added, dealer-agent and international channels partially offset by higher volume from new product initiatives in the private label channel. Laser printer cartridge sales declined 6.8 percent in the third quarter of 1999 compared to the third quarter of 1998 due to volume shortfalls in the dealer-agent and private label channels mostly due to the loss of two significant customers, which more than offset volume improvements in the international channel.

The Segment's pretax profit in the third quarter of 1999 improved $.1 million compared to the third quarter of 1998. The pretax improvement over the third quarter of 1998 was primarily a result of reduced selling and administrative expenses in the toner and developer product line related to the restructuring of the dealer-agent selling channel earlier this year and lower distribution expense mostly due to lower volume in the toner and developer and laser printer cartridge product lines.

SPECIALTY COATED AND LABEL PRODUCTS SEGMENT:

The Specialty Coated and Label Products Segment reported a 4.2 percent increase in sales for the third quarter of 1999 compared to the same period last year due to higher volume in the custom EDP and thermal paper product lines. The custom EDP converted label sales improvement over the third quarter 1998 is primarily due to more favorable average selling prices. Thermal paper sales, which are used primarily for conversion into supermarket labels and ticket and tag applications, improved over the third quarter 1998 due to customer retention, new customer initiatives and new product offerings. The Specialty Coated Products Division of this segment experienced sales declines across three of five product lines including fax paper, dry gum and heat seal due to lower volumes which were attributed to declining demand in mature markets. Fax paper sales have been in decline since last year after two significant customers, Quill and Viking, were acquired by Staples and Office Depot, respectively, and decided to consolidate their purchases of fax paper from other suppliers. In turn, Nashua made the decision to exit the fax paper manufacturing business. Dry gum and heat seal products sales declined in the third quarter from the same period last year due to lower volume in a highly competitive, price sensitive market.

The Segment's pretax income increased slightly compared to the third quarter of 1998, primarily the result of higher volume, lower raw material costs, improved manufacturing efficiency and a favorable mix of products sold.

RESULTS OF OPERATIONS:  FOR NINE MONTHS YEAR-TO-DATE:

Sales for the first nine months of 1999 were up 1.5 percent to $128.9 million compared to $127.0 million in the corresponding period of 1998 due to higher sales in the Specialty Coated and Label Products Segment offset by a decline in sales in the Imaging Supplies Segment. Gross Margin improved to 24.1 percent for the first nine months from 23.5 percent for the same period last year. The increase was due to manufacturing cost reduction programs, improved manufacturing efficiency, reduced raw material prices, improved product mix and income related to the Company's pension plans. Research, selling, distribution and administrative expenses, as a percent of sales, improved to 22.5 percent from 24.2 percent for the first nine months of 1998, primarily due to the reduction in commission expenses attributable to restructuring the dealer-agent channel earlier this year and income related to the Company's pension plans. Net interest income decreased to $.4 million for the first nine months compared to $1.0 million a year ago, primarily a result of the decreased cash balance due to the share repurchase program completed in the second quarter this year, as well as higher interest expense accrued in the first nine months of 1999 related to the Ricoh litigation. Income before taxes for continuing operations, as a percent of sales, was 1.8 percent compared to a loss of 7.1 percent a year ago.

Net income in the first nine months of 1999 was $1.4 million, $.24 per share, compared to a net loss of $12.3 million, $1.93 per share, in the same period in 1998. Net income, as a percent of sales, was 1.1 percent for the first nine months of 1999 and a net loss of 9.7 percent for the same period last year. Net income from continuing operations in the first nine months of 1999 totaled $1.4 million, $.24 per share, compared to a net loss from continuing operations of $9.0 million, $1.41 per share, in the first nine months of 1998. Net income in the first nine months of 1999 included an unusual charge of $.1 million due to the Company's decision to discontinue manufacture of fax papers in the Specialty Coated and Label Products Segment which more than offset the gain resulting from the completion of the sale of a portion of the Company's Microsharp imaging technology. Net income in the first nine months of 1998 included an unusual charge of $15.0 million for damages awarded by the U.S. District Court, District of New Hampshire in a patent infringement lawsuit brought against the Company by Ricoh Corporation.

RESULTS OF OPERATIONS BY REPORTABLE OPERATING SEGMENT: FOR NINE MONTHS YEAR-TO
DATE:

IMAGING SUPPLIES SEGMENT:

The Imaging Supplies Segment reported a 4.2 percent decrease in sales for the first nine months of 1999 compared to the same period last year. The sales decline was a result of a reduction in volume in the toner and developer and laser printer cartridge product lines, as well as a reduction in selling price in the toner and developer product line which more than offset volume improvements in the paper product line. The toner and developer decline was due to lower volume from international customers. The laser printer cartridge sales decline was primarily due to the volume decline due to the loss of two significant customers in the dealer-agent channel.

The Segment's pretax loss in the first nine months of 1999 improved 72 percent over the same period in 1998. The pretax improvement over the first nine months of 1998 resulted primarily from lower selling and administrative expenses related to the restructuring of the dealer-agent selling channel in the toner and developer product line which was completed earlier this year and income related to the Company's pension plans.

SPECIALTY COATED AND LABEL PRODUCTS SEGMENT:

The Specialty Coated and Label Products Segment reported a 4.6 percent increase in sales for the first nine months of 1999 compared to the same period last year. The increased sales were a result of higher volume in the thermal paper and converted label products, compared to the same period last year. Customer retention and new customer initiatives, primarily in the supermarket thermal product line, were the primary drivers of the first nine months sales improvement. The Specialty Coated Products Division of this segment had declining sales in the fax paper, heat seal and dry gum product lines in the first nine months of 1999 compared to the same period in 1998. Fax paper sales have been in decline since last year after two significant customers, Quill and Viking, were acquired by Staples and Office Depot, respectively, and decided to consolidate their purchases of fax paper from other suppliers. In turn, Nashua made the decision to exit the fax paper manufacturing business. Dry gum and heat seal sales decline is primarily due to lower volume mostly due to technological changes in the marketplace.

The Segment's pretax income increased 25.5 percent compared to the first nine months of 1998, primarily a result of higher sales volume and an improvement in the Segment's gross margin. Lower manufacturing costs, improved manufacturing efficiency, a favorable mix of products sold and income related to the Company's pension plans were the primary reasons for the improvement.

RESTRUCTURING AND UNUSUAL CHARGES

The current period provision for restructuring and unusual charges included $.5 million associated with the Company's decision to cease manufacturing fax papers in the Specialty Coated and Label Products Segment.

Details of the charges related to continuing operations and the activity recorded during the first nine months of 1999 follows.

                                                               Balance     Current     Current     Balance
(In thousands)                                                 July 2,     Period      Period      Oct. 1,
                                                                1999      Provision    Charges      1999
                                                               -------    ---------    -------     -------

Provisions for severance related to workforce reductions        $246        $156        $208        $194
Provisions for assets to be sold or discarded                     --         266          --         266
Other                                                            120         130          34         216
                                                                ----        ----        ----        ----
Total                                                           $366        $552        $242        $676
                                                                ====        ====        ====        ====

All charges, excluding asset write-downs, are principally cash in nature and are expected to be funded from operations.

The estimated annual effective income tax rate was 40.5 percent for the first nine months of 1999 and is higher than the U.S. statutory rate principally due to the impact of state income taxes.

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

The Company is in communication with and has conducted several analyses with significant vendors and customers to ensure their Y2K compliance. In addition, the Company continues to evaluate its vulnerability if these companies fail to remediate their Y2K issues. The Company is in the process of assessing supply chain risk and building safety stock where feasible by ordering raw materials and seeking alternative sources in the event of non-compliance. There can be no guarantee that the systems of other companies will be timely remediated, or that other companies' failure to remediate Y2K issues would not have a material adverse effect on the Company.

It is estimated that the aggregate cost of the Company's Y2K efforts will be approximately $1.1 million, of which, substantially all has been spent to date. These costs are being funded through operating cash flows and include the costs of normal system upgrades and replacements for which the timing was accelerated to address the Y2K issue. These amounts do not include any costs associated with the implementation of contingency plans, which have been developed and internal Y2K program costs. The Company does not separately track internal Y2K program costs. These costs are principally the related payroll costs for the management information systems group.

The Company has developed contingency plans for dealing with the operational problems and costs (including loss of revenues) that would be reasonably likely to result from failure by the Company and certain third parties to achieve Y2K compliance on a timely basis. These plans will continue to be updated throughout the remainder of 1999. Activity outlined in the plans will increase in mid-December to take the recommended precaution prior to January 1, 2000.

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

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

Working capital decreased $2.5 million to $43.4 million from December 31, 1998. Cash and cash equivalents declined $11.2 million, primarily as a result of payment of certain year end accrued expenses in the amount of $2.3 million, payment of Advanced Corporation Tax to the U.K. in the amount of $2.6 million, payment of certain state taxes in the amount of $2.3 million, and the repurchase of 348,060 shares of common stock in open market transactions for $4.0 million pursuant to the Company's open market stock repurchase program as detailed in the Shareholder's Equity section of the Notes to the Condensed Consolidated Financial Statements. Other changes affecting working capital included a $3.7 million increase in accounts receivable, a $1.2 million increase in inventories, primarily in the Specialty Coated and Label Segment, and a $2.0 million increase in accounts payable from December 31, 1998.

During April 1999, the Company entered into a new $15 million secured financing agreement as detailed in the Indebtedness section of the Notes to the Condensed Consolidated Financial Statements.


                           PART II - OTHER INFORMATION

ITEM 5. OTHER INFORMATION

ANNUAL MEETING OF STOCKHOLDERS

The Company's Annual Stockholders' Meeting will be held on April 25, 2000 at the Crowne Plaza, 2 Somerset Parkway, Nashua, NH, at 10:00 a.m.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    10.01 Change of Control and Severance Agreement dated July 19, 1999 between Nashua Corporation and John J. Ireland.

    27.01  Financial Data Schedule for the period ending October 1, 1999.

(b) Reports on Form 8-K

    None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              NASHUA CORPORATION
                                 -----------------------------------------------
                                                  (Registrant)

Date: November 10, 1999       By: /s/ John L. Patenaude
      -----------------          -----------------------------------------------
                                      John L. Patenaude
                                      Vice President-Finance and
                                      Chief Financial Officer
                               (principal financial and duly authorized officer)