Form 10-K
period 1999-12-31
NASHUA CORP
filed 2000-03-17
CIK 69680

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                            For the fiscal year ended
                                DECEMBER 31, 1999
                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from ________________ to _____________________

                         COMMISSION FILE NUMBER 1-5492-1

                               NASHUA CORPORATION
             (Exact Name of Registrant as Specified in its Charter)

          DELAWARE                                         02-0170100
(State or Other Jurisdiction of                (IRS Employer Identification No.)
 Incorporation or Organization)

        44 FRANKLIN STREET
       NASHUA, NEW HAMPSHIRE                                03064-2665
(Address of Principal Executive Offices)                    (Zip Code)

       Registrant's telephone number, including area code: (603) 880-2323

Securities registered pursuant to Section 12(b) of the Act:

                                                         Name of Each Exchange
Title of Each Class                                       on Which Registered
-------------------                                      -----------------------
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

Yes _X_   No ___

                                    Continued

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.(X)

     The aggregate market value of voting stock held by non-affiliates of the registrant as of March 3, 2000 was approximately $46,457,730. The number of shares outstanding of the registrant's Common Stock as of March 3, 2000 was 5,860,949 (excluding 1,023,818 shares held in treasury).

                       DOCUMENTS INCORPORATED BY REFERENCE

     None.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Nashua was incorporated in Massachusetts in 1904 and changed its state of incorporation to Delaware in 1957. The Company has its principal executive offices at 44 Franklin Street, Nashua, New Hampshire 03064-2665 (Telephone:
(603) 880-2323) and its Internet address is www.nashua.com. References to the "Company" or to "Nashua" refer to Nashua Corporation and its consolidated subsidiaries, unless the context otherwise requires.

     The Company has two segments: (1) Imaging Supplies and (2) Specialty Coated and Label Products. Consolidated net sales for 1999 from continuing operations were $170.8 million.

     The Note entitled "Information About Operations" in the Company's Consolidated Financial Statements, which is included in Item 8 of Part II of this Form 10-K, contains financial information concerning Nashua's business segments.

     MATTERS AFFECTING FUTURE RESULTS: This Form 10-K contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. When used in this Form 10-K, the words "expects," "anticipates," "believes," "can," "will" or similar expressions are intended to identify such forward-looking statements. Such forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from those anticipated. Such risks and uncertainties include, but are not limited to, the Company's future capital needs, stock market conditions, price of the Company's stock, fluctuations in customer demand, intensity of competition from other vendors, timing and acceptance of new product introductions, general economic and industry conditions, delays or difficulties in programs designed to increase sales and return the Company to profitability, delays or difficulties in finalizing the details of the pension annuity transaction and possible related accounting and actuarial adjustments, the settlement of various tax issues, the possibility of a final award of material damages in the Cerion securities litigation and other risks detailed in this Form 10-K and the Company's filings with the Securities and Exchange Commission. The Company assumes no obligation to update the information contained in this Form 10-K.

IMAGING SUPPLIES SEGMENT

     Nashua's Imaging Supplies segment manufactures and sells a variety of consumable products used in the process of producing hard copy images. Nashua's imaging supply product line is comprised of toners, developers, remanufactured laser printer cartridges and copy paper. The Company expects to discontinue its remanufactured laser cartridge product line by March 31, 2000.

     Nashua markets its products worldwide under both the Nashua brand and major private labels. Products are sold through a variety of distribution channels. Sales of toner and developer to government agencies, machine service providers, and print-for-pay type customers are made through both direct and agent sales forces. Nashua also aligns itself with strategic partners to market toner and developer in complementary market segments. Laser cartridges and copy paper are sold primarily through an extensive network of dealers and distributors.

     Nashua's major competitors for toners and developers include Xerox Corporation and Ricoh Corporation, each of which sells supplies for use in machines manufactured by it. The Company also competes with other smaller independent manufacturers of toner and developer products. This market segment is competitive, with more sophisticated toner formulas and shorter copier machine life cycles requiring timely product development and marketing. Strong OEM patent protection on formulations and dispense mechanisms requires Nashua to closely monitor new product development efforts in order to avoid infringement.

     The segment's primary competitor for its remanufactured laser printer cartridges is Canon, Inc. which manufactures new laser printer cartridges principally for sale to large original equipment manufacturers for resale under their brand names. In addition, there are approximately 4,000 small laser printer cartridge rechargers that provide low volumes to small customers.

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

SPECIALTY COATED AND LABEL PRODUCTS SEGMENT

     Nashua's Specialty Coated and Label Products segment manufactures and sells: (1) thermal papers to printers and converters; (2) pressure-sensitive labels to merchants and converters; (3) pressure-sensitive laminated papers to label converters; and (4) non-thermal papers, thermosensitive labels, Davac(R) dry-gummed labels, ink jet papers and carbonless papers primarily to merchants, resellers and converters. The Specialty Coated and Label Products segment is made up of two operating divisions, Specialty Coated Products and Label Products.

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

     Pressure-sensitive laminated paper is sold to label converters and to end-user in-house converting departments primarily in the supermarket industry. Laminated paper is a sandwich of two papers. One paper is a carrier strip called a liner upon which is laminated a face sheet. A variety of adhesives bind the face sheet and the liner. Printing is done directly on the face sheet using impact printing devices, thermal activism or a variety of ink deposition techniques. Major competitors in the pressure-sensitive laminated paper industry include: Avery Dennison Corporation, Spinnaker Industries Inc., Green Bay Packaging, Inc., Ricoh Corporation and Kanzaki Paper Mfg. Co.

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

     The Specialty Coated and Label Products segment depends on outside suppliers for most of the raw materials used to produce labels and label papers, carbonless papers and thermal papers, including paper to be converted and chemicals to be used in producing the various coatings which Nashua applies. The Company purchases materials from several suppliers and believes that adequate quantities of supplies are available. There are no assurances that the Company's operating results would not be adversely affected by future increases in cost of raw materials or sourced products.

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

INTELLECTUAL PROPERTY

     The Company's ability to compete may be affected by its ability to protect its proprietary information, as well as its ability to design products outside the scope of its competitors' intellectual property rights. The Company holds a limited number of U.S. and foreign patents and there can be no assurance that its patents will provide meaningful protection, nor can there be any assurance that third parties will not assert infringement claims against the Company or its customers in the future. If a third party does assert an infringement claim, the Company may be required to expend significant resources to develop non-infringing alternatives or to obtain licenses in respect of the matters that are subject to the litigation. There can be no assurance that the Company would be successful in such development or that any such licenses would be available on commercially acceptable terms, if at all. In addition, such litigation could be lengthy or costly and could have an adverse material effect on the Company's financial condition or results of operations regardless of the outcome of such litigation.

MANUFACTURING OPERATIONS

     The Company operates manufacturing facilities in Nashua, New Hampshire; Merrimack, New Hampshire; Omaha, Nebraska; and Nogales, Mexico. All of these sites are unionized, except for the Nogales, Mexico plant. There can be no assurance that future operating results will not be adversely affected by changes in labor wage rates or productivity.

RESEARCH AND DEVELOPMENT

     Nashua's research and development efforts have been instrumental in the development of many of the products it markets. The research efforts of each of the Company's operating units are directed primarily toward developing new products and processes and improving product performance, often in collaboration with customers. The Company's research and development efforts support each operating units' patent and product development work focusing primarily on new thermal coating technologies in respect to the Specialty Coated and Label Products segment and new toner and developer formulations and toner cartridge design in respect to the Imaging Supplies segment. Nashua's research and development expenditures were $5.1 million in 1999, $5.9 million in 1998 and $7.7 million in 1997.

ENVIRONMENTAL MATTERS

     The Company (and its competitors) are subject to various environmental laws and regulations. These include the Comprehensive Environmental Response, Compensation and Liability Act, as amended by the Superfund Amendments and Reauthorization Act ("CERCLA"), the Resource Conservation and Recovery Act ("RCRA"), the Clean Water Act and other state and local counterparts of these statutes. The Company believes that its operations have been and continue to be operating in compliance in all material respects with applicable environmental laws and regulations. Nevertheless, in the past and potentially in the future, the Company has and could receive notices of alleged environmental violations. Violation of these laws and regulations could result in substantial fines and penalties. The Company has endeavored to promptly remedy any such violations upon notification.

     For the past five years, the Company has spent approximately $1 million per year for compliance with pertinent environmental laws and regulations. In addition, for those sites which the Company has received notification of the need to remediate, the Company has assessed its liability and has established a reserve for estimated costs associated therewith. At December 31, 1999 the reserves for potential environmental liabilities were $1.2 million for continuing operations and $.6 million for discontinued operations. Liability of "potentially responsible parties" (PRP) under CERCLA and RCRA, however, is joint and several, and actual remediation expenses at sites where the Company is a PRP may exceed current estimates. The Company believes that, based on the facts currently known to the Company and the environmental reserve recorded, its remediation expense with respect to those sites and on-going costs of compliance are not likely to have a material adverse effect on its consolidated financial position or results of operations.

EMPLOYEES

     Nashua and its subsidiaries had approximately 727 full-time employees at January 31, 2000. Approximately 440 employees of the Company are members of one of several unions, principally the United Paperworkers International Union. There are three agreements with the United Paperworkers International Union covering a majority of the Company's hourly employees. These agreements generally have a duration of two years and have expiration dates in the first quarter of the respective year.

FOREIGN OPERATIONS

     The Company sold its Photofinishing segment on April 9, 1998, and as a result disposed of significant foreign operations as described more fully in the Note to the Company's Consolidated Financial Statements entitled "Business Changes" which is included in Item 8 of Part II of this Form 10-K. Accordingly, information regarding long-lived assets by geographic region relating to the Photofinishing segment is reported as discontinued operations in the Note to the Company's Financial Statements entitled "Information About Operations" which is included in Item 8 of Part II of this Form 10-K.

ITEM 2.  PROPERTIES

     Nashua's manufacturing facilities are located in the United States and Mexico. Nashua considers its properties to be in good operating condition and suitable for the production of its products. In the first quarter of 2000, Nashua executed purchase and sale agreements with third parties with respect to the sale of certain real estate located at 44 Franklin Street in Nashua, N.H. The purchase and sale agreements are subject to various conditions including due diligence reviews and, with respect to two of the transactions, subdivision approval requirements. Nashua expects to relocate its corporate offices to a leased facility located in Nashua, N.H. during the second quarter of 2000. Nashua expects to relocate the administrative offices and certain manufacturing departments of the Imaging Supplies segment to a partially unoccupied facility currently owned by the Company in Merrimack, N.H. A portion of the manufacturing of the Imaging Supplies segment will continue to reside at Front Street in Nashua, N.H.

     The principal manufacturing facilities of the Company are listed by industry segment, location and principal products produced. Except as otherwise noted, each of these facilities is owned by the Company.

PRINCIPAL PROPERTIES

                                            TOTAL
                                            SQUARE            PRINCIPAL
LOCATION                                    FOOTAGE           PRODUCTS PRODUCED
--------                                    -------           ------------------

CORPORATE
---------
Nashua, New Hampshire                       212,000(1)        none (corporate offices)

SPECIALTY COATED AND LABEL SEGMENT
----------------------------------
Merrimack, New Hampshire                    471,000(2)        carbonless paper, thermal, non-thermal,
                                                              thermosensitive and dry-gummed label
                                                              papers, chemicals
Omaha, Nebraska                             170,000           pressure-sensitive labels and laminate
                                                              paper

IMAGING SUPPLIES SEGMENT
------------------------
Nashua, New Hampshire                       238,000(3)        dry toners and developers, chemicals
Merrimack, New Hampshire                    112,000           dry toners
Nogales, Mexico                              55,000(4)        remanufactured laser cartridges

(1) Corporate offices occupy approximately 21,000 square feet, approximately 47,000 square feet is leased to third parties, approximately 3,000 square feet is utilized by the Projection Systems Division, and approximately 141,000 square feet is unoccupied. In the first quarter of 2000, the Company entered into sales agreements to sell approximately 76,930 square feet of this property. Nashua expects to relocate its corporate offices to a leased facility located in Nashua, N.H.
(2) The Specialty Coated Products Division utilizes approximately 301,000 square feet and the remaining space is leased to third parties.
(3) Nashua expects to relocate the administrative and certain manufacturing departments of the Imaging Supplies segment to unoccupied space in Merrimack, N.H.
(4) Leased facility. Pursuant to the Company's decision to discontinue its remanufactured laser cartridge product line, notice of termination of this lease has been provided. The lease will expire during the second quarter of 2000.

ITEM 3.  LEGAL PROCEEDINGS

     In April 1994, Ricoh Company, Ltd., Ricoh Electronics, Inc., and Ricoh Corporation (collectively "Ricoh") brought a lawsuit in the United States District Court of New Hampshire ("District Court"), alleging the Company's infringement of U.S. patents 4,611,730 and 4,878,603 relating to certain toner cartridges for Ricoh copiers. In March 1997, the District Court enjoined Nashua from manufacturing, using or selling its NT-50 and NT-6750 toner cartridges. Sales of these products in 1996 amounted to one percent of Nashua's total sales. The Company disagreed with the District Court's decision and appealed to the United States Court of Appeals for the Federal Circuit ("Court of Appeals"). On February 18, 1999, the Court of Appeals affirmed the March 1997 ruling of the District Court that the Company infringed a patent held by Ricoh. Separately, on September 30, 1998, the District Court issued an order awarding damages in the amount of $7,549,000 related to the Company's sales of NT-50 and NT-6750 toner cartridges through December 3, 1995, additional damages relating to the Company's sales of such products through March 1997, certain of Ricoh's costs relative to the suit, and interest on such damages. The Company disagrees with the District

Court's decision on the issue of damages and has appealed the decision to the Court of Appeals. The Company has adequate financial resources to pay the District Court's award of damages should its appeal on damages be unsuccessful. In connection with the damages award, the Company recorded a $15.0 million pretax charge, including the original damages assessment of $7,549,000 plus accrued interest, in the third quarter of 1998 and continues to accrue interest on such award. The Company's accrual balance at December 31, 1999 was $16.4 million. In addition, in the fourth quarter of 1998, the Company posted a $16.0 million bond which was increased to $16.8 million in the fourth quarter of 1999 to include an additional year of interest pending the decision of the Court of Appeals. In 1998, the Company placed $5.0 million in escrow to secure the original bond. The $5.0 million is classified as restricted cash in the balance sheet.

     In August and September 1996, two individual plaintiffs initiated lawsuits in the Circuit Court of Cook County, Illinois against the Company, Cerion Technologies Inc. ("Cerion"), certain directors and officers of Cerion, and the Company's underwriter, on behalf of classes consisting of all persons who purchased the common stock of Cerion between May 24, 1996 and July 9, 1996. These two complaints were consolidated. In March 1997, the same individual plaintiffs joined by a third plaintiff filed a Consolidated Amended Class Action Complaint (the "Consolidated Complaint"). The Consolidated Complaint alleged that, in connection with Cerion's initial public offering, the defendants issued materially false and misleading statements and omitted the disclosure of material facts regarding, in particular, certain significant customer relationships. In October 1997, the Circuit Court on motion by the defendants, dismissed the Consolidated Complaint. The plaintiffs filed a Second Amended Consolidated Complaint alleging substantially similar claims as the Consolidated Complaint seeking damages and injunctive relief. On May 6, 1998, the Circuit Court, on motion by the defendants, dismissed with prejudice the Second Amended Consolidated Complaint. The plaintiffs filed with the Appellate Court an appeal of the Circuit Court's ruling. On November 19, 1999, the Appellate Court reversed the Circuit Court's ruling dismissing the Second Amended Consolidated Complaint. The Appellate Court ruled that the Second Amended Consolidated Complaint stated a claim and remanded the case to the Circuit Court for further proceedings. On December 27, 1999, the Company filed a Petition for Leave to Appeal from the Appellate Court with the Supreme Court of Illinois. In that Petition, the Company asked the Supreme Court of Illinois to hear the Company's further appeal and determine whether the Circuit Court or the Appellate Court is correct. That Petition remains pending.

     The Company is involved in certain environmental matters and has been designated by the Environmental Protection Agency ("EPA") as a potentially responsible party ("PRP") for certain hazardous waste sites. In addition, the Company has been notified by certain state environmental agencies that some of the Company sites not addressed by the EPA require remedial action. These sites are in various stages of investigation and remediation. Due to the unique physical characteristics of each site, the technology employed, the extended timeframes of each remediation, the interpretation of applicable laws and regulations and the financial viability of other potential participants, the ultimate cost to the Company of remediation for each site is difficult to estimate. At December 31, 1999, based on the facts currently known and the Company's prior experience with these matters, the Company has concluded that it is probable that site assessment, remediation and monitoring costs will be incurred by the Company with respect to those sites which can be reasonably estimated in the aggregate range of $1.0 million to $1.6 million for certain of the Company's continuing operations, and a range of $.4 million to $.6 million for certain of the Company's discontinued operations. This range is based, in part, on an allocation of certain sites' costs which, due to the joint and several nature of the liability, could increase if the other PRPs are unable to bear their allocated share. At December 31, 1999, the Company's accrual balances were $1.2 million for continuing operations and $.6 million for discontinued operations which represent, in management's view, the most likely amounts within the ranges stated above. Based on information currently available to the Company, management believes that it is probable that the major responsible parties will fully pay the costs apportioned to them. Management believes that, based on its financial position and the estimated environmental accrual recorded, its remediation expense with respect to those sites is not likely to have a material adverse effect on its consolidated financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     None.

ITEM 6. SELECTED FINANCIAL DATA

                       Nashua Corporation and Subsidiaries
                           Five Year Financial Review

(In thousands, except per share data,
 number of employees and percentages)                       1999            1998            1997            1996            1995
------------------------------------------------------------------------------------------------------------------------------------

OPERATIONS
Net sales                                               $ 170,844       $ 167,831       $ 173,202       $ 199,039       $ 245,534
Gross margin percentage                                      24.0%           24.3%           23.1%           20.6%           14.3%
Selling, distribution and administrative expenses
 as a percentage of sales                                    20.3%           20.3%           22.3%           21.7%           16.3%
Income (loss) before interest expense and income
 taxes as a percentage of sales(1)                            2.1%           (6.9)%          (5.9)%          (4.5)%         (12.0)%
Income (loss) before income taxes as a percentage
 of sales(1)                                                  1.7%           (7.1)%          (5.9)%          (5.8)%         (14.3)%
Loss as a percentage of sales(1)                             (0.3)%          (4.3)%          (3.6)%          (3.7)%         (10.0)%
Effective tax rate                                          114.6%          (39.5)%         (39.9)%         (36.4)%         (30.1)%
Income (loss) before income taxes(1)                    $   2,883       $ (11,950)      $ (10,300)      $ (11,464)      $ (34,998)
Loss after income taxes(1)                                   (420)         (7,229)         (6,190)         (7,290)        (24,479)
Income (loss) from discontinued operations, net
 of taxes                                                  (4,001)         (6,687)         (2,632)            460           9,748
Gain on public stock offering, disposition of
 stock, and disposal of discontinued operations,
 net of taxes                                                  --           1,052              --          32,281              --
Extraordinary loss, net of taxes                               --              --              --          (1,257)             --
Net income (loss)                                       $  (4,421)      $ (12,864)      $  (8,822)      $  24,194       $ (14,731)
Basic and diluted earnings (loss) per common share:
  Continuing operations(1)                              $   (0.07)      $   (1.15)      $    (.97)      $   (1.14)      $   (3.84)
  Discontinued operations, net of taxes                     (0.70)          (1.06)           (.41)            .07            1.53
  Gain on public stock offering, disposition of
   stock, and disposal of discontinued operations,
   net of taxes                                                --             .17              --            5.06              --
  Extraordinary loss, net of taxes                             --              --              --            (.20)             --
  Net income (loss)                                     $   (0.77)      $   (2.04)      $   (1.38)      $    3.79       $   (2.31)

FINANCIAL POSITION
Working capital                                         $  35,562       $  45,874       $  18,892       $  21,173       $  31,787
Total assets                                              130,445         134,095         146,762         176,689         231,372
Long-term debt                                                511           1,064           3,489           2,044          68,350
Total debt                                                  1,022           1,575           4,000           2,855          68,850
Total capital employed                                     67,848          76,802          99,022         104,772         143,725
Total debt as a percentage of capital employed                1.5%            2.1%            4.0%            2.7%           47.9%
Shareholders' equity                                    $  66,826       $  75,227       $  95,022       $ 101,917       $  74,875
Shareholders' equity per common share                       11.86           12.59           14.76           15.90           11.75

OTHER SELECTED DATA
Investment in plant and equipment                       $   7,855       $   6,702       $   4,418       $   5,877       $   9,044
Depreciation and amortization                               6,381           6,846           7,554           9,045           9,772
Dividends per common share                                     --              --              --              --             .54
Return on average shareholders' equity                       (6.2)%         (15.1)%          (9.0)%          27.4%          (17.6)%
Common stock price range:
  High                                                  $ 15 7/16       $  17 1/2       $  14 3/4       $  19 5/8       $  21
  Low                                                      6 9/16         11 9/16           9 1/2           9 1/8          12 1/4
Year-end closing price                                      7 1/2         13 5/16          11 5/8          12              13 5/8
Number of employees from continuing operations                729             725             768             874           1,012
Number of employees from discontinued operations               --              --           1,273           1,524           2,435
Average common shares outstanding                           5,718           6,320           6,385           6,376           6,374

See Business Changes Note to Consolidated Financial Statements for a description of certain matters relevant to this data.

(1)Income (loss) is from continuing operations and includes restructuring and other unusual charges/(income) of $(1.3) million for 1999 (.8% of sales), $13.8 million for 1998 (8.2% of sales), $4.3 million for 1997 (2.5% of sales), $(1.7) million for 1996 (0.9% of sales), and $16.2 million for 1995 (6.6% of sales).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                Corporate Matters

Due to the decline in sales and profitability of the Company's remanufactured laser cartridge operation, on February 8, 2000, the Company announced its plan to discontinue its remanufactured laser cartridge product line by March 31, 2000. The Company estimates it will record an unusual charge of $1.5 million to $2.2 million in the first quarter of 2000 primarily comprised of a provision for severance and other exit costs related to the discontinuance of this product line. The operations of the remanufactured laser cartridge business are included in the Imaging Supplies segment.

     In the fourth quarter of 1999, the Company's Board of Directors approved a proposal to purchase non-participating annuity contracts from Principal Life Insurance Company to settle the Company's pension benefit obligation with respect to the retired salaried and hourly employees covered under its pension plans. The Company paid the annuity premium and transferred $74.6 million of pension assets to the insurance company on December 9, 1999. However, the underlying contract was not executed as of December 31, 1999. The Company estimates it will recognize a non-cash pretax gain of $15.0 million to $18.0 million in the first quarter of 2000 for the settlement of these obligations.

     On April 9, 1998, the Company completed the sale of its Photofinishing segment. The Company received net proceeds of $49.9 million for the net assets of the Photofinishing segment and, after recording taxes of $7.9 million, recorded a gain of $1.1 million. The Company owns a 37.1 percent interest in the Cerion Technologies Liquidating Trust, a trust established pursuant to the liquidation of Cerion, formerly a publicly held company. On September 15, 1998, Cerion announced its decision to cease operations and liquidate its assets. Accordingly, the Company no longer accounts for its investment in Cerion under the equity method of accounting and has accounted for its interest in Cerion based on its expected net realizable value on an after tax basis since the third quarter of 1998. At December 31, 1999 and 1998, the Company valued its investment in Cerion at $.8 million. For the year ended December 31, 1998, the Company recognized a $4.5 million charge, net of $2.2 million in taxes, of which a portion related to Nashua's share of Cerion's losses and the remainder related to the reduction in the Company's investment in Cerion to its net realizable value, net of taxes. Results of operations for Cerion and the Photofinishing segment are reported as discontinued operations for all periods presented in the accompanying consolidated financial statements.

            Results of Continuing Operations - 1999 Compared to 1998

Net sales from continuing operations for 1999 were $170.8 million, a 1.8 percent increase compared to 1998. This improvement in sales was primarily due to increased volume in the Specialty Coated and Label Products segment which more than offset volume shortfalls in the remanufactured laser cartridge product line of the Imaging Supplies segment. Gross margin decreased to 24.0 percent in 1999 from 24.3 percent in 1998 due primarily to lower average selling prices which more than offset the favorable effect of manufacturing cost reduction programs, improved manufacturing efficiency and improved product mix.

     The Company recorded a net loss from continuing operations of $.4 million in 1999, compared to a net loss from continuing operations of $7.2 million in 1998. The 1999 results included net restructuring and unusual income of $1.3 million. The 1998 results included net restructuring and unusual charges of $13.8 million. The Company's pretax operating results, before restructuring and other unusual charges, declined from income of $1.9 million in 1998 to income of $1.6 million in 1999 due to lower profitability in the Specialty Coated and Label Products segment of $.3 million and an increase in Corporate expenses of $1.2 million which more than offset improved profitability in the Imaging Supplies segment of $.9 million and a reduction in Projection Systems development expenses of $.4 million.

     The Specialty Coated and Label Products segment reported a 3.4 percent increase in sales in 1999 compared to 1998 as a result of higher volume in thermal paper and converted label products. Improved customer retention and new customer initiatives, primarily in the supermarket thermal product line, were the primary reasons for the sales improvement. The segment had declining sales in the fax paper, heat seal and dry gum product lines in 1999. During the year, two of Nashua's significant fax customers were acquired by third parties. Nashua was unable to retain the related fax business after the acquisitions. In turn, during the third quarter of 1999, Nashua made the decision to cease manufacturing fax papers. The dry gum and heat seal sales declines were primarily due to lower volume. The segment's pretax income decreased 3.2 percent compared to 1998, primarily due to the impact of an increase in the reserves for certain environmental exposures and the future collectibility of a large customer receivable.

     The Imaging Supplies segment reported a 1.4 percent decrease in sales from 1998 to 1999 primarily due to a reduction in volume in the remanufactured laser cartridge product line and selling price reductions in the toner and developer product lines which more than offset volume improvements in the paper product line. The remanufactured laser cartridge sales decline was primarily volume driven due to the loss of two significant customers. Sales of remanufactured laser cartridges declined 13.7 percent in 1999 when compared to 1998 which contributed to a pretax loss for this product line of approximately $2.4 million in 1999 as compared to a pretax profit of $.4 million in 1998. As a result of the declining operating performance of the remanufactured laser cartridge business, on February 8, 2000, Nashua announced that it would discontinue the manufacture of this product line. The Company will continue to service its existing customer base through March 31, 2000. The segment's pretax loss in 1999 improved 45.0 percent over 1998 primarily due to lower selling and administrative expenses related to the restructuring of the dealer-agent selling channel in the toner and developer product lines.

     The restructuring and other unusual income for 1999 of $1.3 million consisted primarily of $1.3 million in income from an insurance settlement related to environmental matters, a gain of $.4 million from the sale of a portion of the Company's Microsharp imaging technology and $.2 million of other miscellaneous gains offset by a provision of $.6 million resulting from the Company's decision to cease its manufacturing of fax papers.

Details of the restructuring reserves related to continuing operations and activity recorded during 1999 were as follows:

                                                                      Reserve                                            Reserve
                                                                      Balance          Current            Current        Balance
                                                                      Dec. 31,           Year               Year         Dec. 31,
(In thousands)                                                          1998           Provision          Charges          1999
------------------------------------------------------------------------------------------------------------------------------------
1999 Activity:
Provisions for severance related to workforce reductions                $472              $142           $   (491)          $123
Provisions for assets to be sold or discarded                             --               441               (441)            --
Other                                                                    149                32                (95)            86
                                                                        --------------------------------------------------------
Total                                                                   $621              $615            $(1,027)          $209
                                                                        ========================================================

     The 1999 provision for workforce reductions included amounts payable to nine employees related to the discontinuance of the fax manufacturing line in the Specialty Coated and Label Products segment. The restructuring activities provided for in the balance at December 31, 1998 were substantially completed in 1999 and the amounts charged against the reserve did not change materially from the reserve balance of $.6 million.

     Selling and distribution expenses decreased 3.6 percent from the prior year primarily due to the restructuring of the dealer-agent selling channel in the Imaging Supplies segment. Administrative expenses increased 11.6 percent from the prior year primarily due to increased costs related to corporate administration. Research and development expenses decreased by 14.9 percent from the prior year primarily due to a reduction in spending in the Imaging Supplies segment and a reduction in Projection Systems development expenses. Interest expense increased 97.1 percent from 1998 due to the accrual of interest expense related to the Ricoh litigation as described in the Litigation and Other Matters section of this report. Interest income decreased by 9.3 percent primarily due to the decreased cash balance resulting from the share repurchase program, which is also described in the Liquidity, Capital Resources and Financial Condition section of this report.

     The effective tax rate for continuing operations was a provision of 114.6 percent compared to a benefit of 39.5 percent in 1998. The tax rate was greater than the U.S. federal statutory rate primarily due to charges of $2.1 million related to an increase of $.8 million to the tax valuation allowance for state net operating loss carryforwards and the provision of $1.3 million to provide a reserve for potential liabilities, based on recent developments arising in the fourth quarter of 1999 with respect to open federal and state tax audits.

            Results of Continuing Operations - 1998 Compared to 1997

Net sales from continuing operations for 1998 were $167.8 million, a 3.1 percent decrease compared to 1997. The sales decline was primarily due to lower volume for toner and developer and paper products in the Imaging Supplies segment which more than offset year over year sales increases in the Specialty Coated and Label Products segment. The Specialty Coated and Label Products segment reported increased sales primarily due to higher volume of thermal paper and roll stock products, partially offset by decreased prices in other product lines.

     The Company recorded a net loss from continuing operations of $7.2 million in 1998, compared to a net loss from continuing operations of $6.2 million in 1997. The 1998 results included restructuring and other unusual charges of $13.8 million. The 1997 results included restructuring and other unusual charges of $4.3 million. The Company's pretax operating results, before restructuring and other unusual charges, improved from a loss of $6.0 million in 1997 to pretax income of $1.9 million in 1998 due to improved profitability in the Imaging Supplies and the Specialty Coated and Label Products segments of $1.7 million each, a $3.7 million decrease in Corporate expenses, including interest, and a decrease in Projection Systems development expenses of $.8 million. The increase in operating income resulted from higher margins related to new products in both the Imaging Supplies and Specialty Coated and Label Products segments and significant cost reductions in the manufacturing and procurement processes of the Specialty Coated and Label Products segment. Corporate expenses decreased in 1998 compared to 1997 primarily due to personnel reductions and increased interest income from the investment of cash generated by the sale of the Company's Photofinishing segment.

     The restructuring and unusual charges for 1998 included an unusual charge of $15.0 million related to damages awarded to Ricoh Corporation in a patent infringement lawsuit, as more fully detailed in the Litigation and Other Matters section of this report, partially offset by unusual income of $1.2 million from an insurance settlement related to environmental matters. The restructuring activities provided for in the balance at December 31, 1997 were substantially completed at December 31, 1998 and amounts charged against the reserve did not change materially from the reserve balance of $3.0 million at December 31, 1997. The balance at December 31, 1998 for severance related to workforce reductions consisted primarily of amounts payable to employees who had already left the Company. Details of the restructuring reserves related to continuing operations and the activity recorded during 1998 were as follows:

                                                                      Reserve                                             Reserve
                                                                      Balance           Current        Current            Balance
                                                                     Dec. 31,             Year           Year             Dec. 31,
(In thousands)                                                          1997           Provision        Charges             1998
------------------------------------------------------------------------------------------------------------------------------------
1998 Activity:
Provisions for severance related to workforce reductions              $1,913               $--          $(1,441)             $472
Provisions for assets to be sold or discarded                            750                --             (750)               --
Other                                                                    365                --             (216)              149
                                                                      ------------------------------------------------------------
Total                                                                 $3,028               $--          $(2,407)             $621
                                                                      ============================================================


     Selling and distribution expenses were relatively unchanged from the prior year. Research and development expenses decreased by 23.0 percent from the prior year primarily due to a reduction in Projection Systems development expenses. Administrative expenses decreased by 27.0 percent due to the impact of restructuring activities over the preceding twelve months.

     The effective tax rate for continuing operations was a benefit of 39.5 percent in 1998, compared to a benefit of 39.9 percent in 1997. The tax benefits in 1998 and 1997 were greater than the U.S. federal statutory rate primarily due to state and local income tax benefits.

              Liquidity, Capital Resources and Financial Condition

The Company's primary source of liquidity is cash provided by operations which totaled $11.9 million for the year ended December 31, 1999, an increase of $10.8 million over cash flows from operations generated in 1998 of $1.1 million. This improvement is the result of favorable changes in certain working capital components, including restricted cash, accounts receivable and accounts payable, offset by an increase in inventory. The improvement in the change in restricted cash is the result of the fact that the Company was not required to fund any additional cash into escrow in 1999 to secure the existing bond relating to the Ricoh patent infringement matter. The increase in cash resulting from the decrease in the accounts receivable component is the result of an increase in sales from 1998 to 1999 of $3.0 million combined with improved cash collections. The increase in accounts payable is directly attributable to the increase in the inventory balance, which is the result of increased purchases in the Specialty Coated and Label Products segment to mitigate exposure to expected vendor pricing increases subsequent to year end, as well as the Company's need for additional inventory to support certain new customer relationships in the Imaging Supplies segment and efforts to stockpile raw materials to reduce potential vendor risks with respect to the Year 2000 concerns.

     Net cash used in investing activities consisted primarily of the Company's 1999 capital expenditures of $7.9 million and investments in unconsolidated joint ventures of $.5 million. The capital expenditures reflect purchases of machinery and equipment to increase production capacity with respect to the thermal product line within the Specialty Coated and Label Products segment and to increase production capacity with respect to the toner and developer business within the Imaging Supplies segment.

     Net cash used in financing activities consisted of $.6 million relating to the repayment of the Company's debt in connection with an equipment purchase arrangement and payments of $4.1 million to repurchase 348,080 shares of the Company's common stock.

     Management believes that current cash and cash equivalents, cash flows from operations and its revolving line of credit should be sufficient during fiscal 2000 and beyond to fund its planned capital expenditures, working capital needs, stock repurchases and other cash requirements.

                          Litigation and Other Matters

     During 1999, the Company negotiated a new secured financing agreement with Fleet Bank-NH which increased the Company's revolving line of credit to $15 million from $8 million. The line of credit matures on April 22, 2001; however, the Company may renegotiate the arrangement. Borrowings under this facility are collateralized by a security interest in the Company's accounts receivable and inventory. Interest on amounts outstanding under the secured line of credit is payable at either the Fleet Bank-NH prime rate or, at the Company's election, the LIBOR rate plus 1-3/4 percent. The Company pays an unused facility fee equal to one quarter of one percent per annum on the average daily principal amount of the unused portion of the line of credit. This agreement requires the Company to maintain the following ratios and measures: earnings before interest, income taxes, depreciation and amortization (EBITDA) on a consolidated basis must be at least $1.0 million per fiscal quarter and $7.5 million for the fiscal year, the Company's tangible net worth must be no less than $65.0 million and capital expenditures cannot exceed $13.5 million during any one fiscal year. Without prior consent of the lender, the agreement does not allow the payment of dividends and restricts, among other things, the incurrence of additional debt, guarantees, sale of certain assets and any merger or acquisition of the business. As of December 31, 1999, the Company was in compliance with the covenants of the agreement. There were no borrowings outstanding under this secured line of credit at December 31, 1999.

     In December 1999, the Internal Revenue Service ("IRS") completed an examination of the Company's corporate income tax returns for the years 1995 through 1997. On December 16, 1999, the IRS issued a Notice of Proposed Adjustment which assessed additional taxes of $5.2 million, excluding interest. The assessment represents a total of $14.0 million of adjustments to taxable income for the years under review. The proposed adjustments relate to the deductibility of restructuring and other reserves applicable to continuing and discontinued operations as well as the utilization of foreign net operating losses primarily associated with discontinued operations. It is the Company's intention to file an appeal of the proposed assessment with the IRS Appeals Office during the first quarter of 2000.

     In December 1998, the IRS completed an examination of the Company's corporate income tax returns for the years 1992 through 1994. On December 11, 1998, the IRS issued a Notice of Proposed Adjustment which assessed additional taxes of $4.6 million, excluding interest. The assessment represents a total of $18.2 million of adjustments to taxable income for the years under review. The proposed adjustments relate to the deductibility of restructuring and other reserves applicable to discontinued operations as well as certain losses deducted in connection with the divestiture of the Company's Computer Products Division. The Company disagrees with the positions taken by the IRS and filed a formal protest of the proposed adjustment on January 12, 1999. A formal hearing was held before the IRS Appeals Officer on November 16, 1999. The Company has furnished records and documentation to the Appeals Officer in support of its protest of the proposed adjustment.

     On March 31, 1998, the New Hampshire Department of Revenue ("DOR") issued a notice of deficiency in connection with an examination of the Company's corporate income tax returns for the years 1989 through 1992 in the amount of $4.4 million, including interest. The deficiency principally relates to the tax treatment of the sale of the Company's International Office Systems business in 1990. A petition for reconsideration was filed with an appeals officer on May 26, 1998 and a formal hearing was held before the DOR officers on August 31, 1999. The assessment has been reduced to $3.2 million, including interest. The Company disagrees with the remaining assessment and continues to defend its position.

     The Company believes that it will prevail in all material respects against the IRS' assertions related to the corporate income tax returns filed for years 1992 through 1994. In the fourth quarter of 1999, the Company recorded a charge of $1.3 million in continuing operations, which included $.8 million of interest, and a charge of $4.0 million in discontinued operations primarily to provide for potential liabilities for tax deficiencies that could arise from resolution of the IRS's examination of the corporate tax returns filed for years 1995 through 1997 and for resolution of New Hampshire DOR's examination of the corporate income tax returns for years 1989 through 1992.

     The tax charges that were recorded in continuing and discontinued operations of $1.3 million and $4.0 million, respectively, provide reserves which are based upon management's estimate of the liabilities associated with the federal and state examinations described above. While management believes that it has provided adequately for its tax liabilities through December 31, 1999, including liabilities related to matters in dispute with taxing authorities, it can provide no assurances that the Company will prevail in its defense against adjustments proposed in these pending or future federal and state examinations. In addition, management can provide no assurances that the ultimate resolution of these open tax matters will not be in excess of current provisions.

     In April 1994, Ricoh Company, Ltd., Ricoh Electronics, Inc., and Ricoh Corporation (collectively "Ricoh") brought a lawsuit in the United States District Court of New Hampshire ("District Court"), alleging the Company's infringement of U.S. patents 4,611,730 and 4,878,603 relating to certain toner cartridges for Ricoh copiers. In March 1997, the District Court enjoined Nashua from manufacturing, using or selling its NT-50 and NT-6750 toner cartridges. Sales of these products in 1996 amounted to one percent of Nashua's total sales. The Company disagreed with the District Court's decision and appealed to the United States Court of Appeals for the Federal Circuit ("Court of Appeals"). On February 18, 1999, the Court of Appeals affirmed the March 1997 ruling of the District Court that the Company infringed a patent held by Ricoh. Separately, on September 30, 1998, the District Court issued an order awarding damages in the amount of $7,549,000 related to the Company's sales of NT-50 and NT-6750 toner cartridges through December 3, 1995, additional damages relating to the Company's sales of such products through March 1997, certain of Ricoh's costs relative to the suit, and interest on such damages. The Company disagrees with the District Court's decision on the issue of damages and has appealed the decision to the Court of Appeals. The Company has adequate financial resources to pay the District Court's award of damages should its appeal on damages be unsuccessful. In connection with the damages award, the Company recorded a $15.0 million pretax charge, including the original damages assessment of $7,549,000 plus accrued interest, in the third quarter of 1998 and continues to accrue interest on such award. The Company's accrual balance at December 31, 1999 was $16.4 million. In addition, in the fourth quarter of 1998, the Company posted a $16.0 million bond which was increased to $16.8 million in the fourth quarter of 1999 to include an additional year of interest pending the decision of the Court of Appeals. In 1998, the Company placed $5.0 million in escrow to secure the original bond. The $5.0 million is classified as restricted cash in the balance sheet.

     In August and September 1996, two individual plaintiffs initiated lawsuits in the Circuit Court of Cook County, Illinois against the Company, Cerion, certain directors and officers of Cerion, and the Company's underwriter, on behalf of classes consisting of all persons who purchased the common stock of Cerion between May 24, 1996 and July 9, 1996. These two complaints were consolidated. In March 1997, the same individual plaintiffs joined by a third plaintiff filed a Consolidated Amended Class Action Complaint (the "Consolidated Complaint"). The Consolidated Complaint alleged that, in connection with Cerion's initial public offering, the defendants issued materially false and misleading statements and omitted the disclosure of material facts regarding, in particular, certain significant customer relationships. In October 1997, the Circuit Court on motion by the defendants, dismissed the Consolidated Complaint. The plaintiffs filed a Second Amended Consolidated Complaint alleging substantially similar claims as the Consolidated Complaint seeking damages and injunctive relief. On May 6, 1998, the Circuit Court, on motion by the defendants, dismissed with prejudice the Second Amended Consolidated Complaint. The plaintiffs filed with the Appellate Court an appeal of the Circuit Court's ruling. On November 19, 1999, the Appellate Court reversed the Circuit Court's ruling dismissing the Second Amended Consolidated Complaint. The Appellate Court ruled that the Second Amended Consolidated Complaint stated a claim and remanded the case to the Circuit Court for further proceedings. On December 27, 1999, the Company filed a Petition for Leave to Appeal from the Appellate Court with the Supreme Court of Illinois. In that Petition, the Company asked the Supreme Court of Illinois to hear the Company's further appeal and determine whether the Circuit Court or the Appellate Court is correct. That Petition remains pending. The Company believes that the lawsuit is without merit and will continue to defend itself in this matter.

     The Company is involved in certain environmental matters and has been designated by the Environmental Protection Agency ("EPA") as a potentially responsible party ("PRP") for certain hazardous waste sites. In addition, the Company has been notified by certain state environmental agencies that some of the Company sites not addressed by the EPA require remedial action. These sites are in various stages of investigation and remediation. Due to the unique physical characteristics of each site, the technology employed, the extended timeframes of each remediation, the interpretation of applicable laws and regulations and the financial viability of other potential participants, the ultimate cost to the Company of remediation for each site is difficult to estimate. At December 31, 1999, based on the facts currently known and the Company's prior experience with these matters, the Company has concluded that it is probable that site assessment, remediation and monitoring costs will be incurred by the Company with respect to those sites which can be reasonably estimated in the aggregate range of $1.0 million to $1.6 million for certain of the Company's continuing operations, and a range of $.4 million to $.6 million for certain of the Company's discontinued operations. These ranges are based, in part, on an allocation of certain sites' costs which, due to the joint and several nature of the liability, could increase if the other PRPs are unable to bear their allocated share. At December 31, 1999, the Company's accrual balances were $1.2 million for continuing operations and $.6 million for discontinued operations, which represent, in management's view, the most likely amounts within the ranges stated above. Based on information currently available to the Company, management believes that it is probable that the major responsible parties will fully pay the costs apportioned to them. Management believes that, based on its financial position and the estimated environmental accrual recorded, its remediation expense with respect to those sites is not likely to have a material adverse effect on its consolidated financial position or results of operations.

                                 Year 2000 Issue

The Year 2000 ("Y2K") issue is the result of computer programs being written for, or microprocessors using, two digits (rather than four) to define the applicable year. Computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in system failures or miscalculations.

     The Company categorizes its Y2K efforts as follows: hardware, software, embedded processors, vendors and customers. The phases of this project included awareness, inventory, risk assessment, remediation, testing and contingency planning and were completed during 1999, and have allowed the Company to continue normal operations through the transition into the year 2000.

     The Company has conducted several analyses with significant vendors and customers to ensure their Y2K compliance and has noted no significant business risks. Through March 1, 2000, the Company has not experienced any significant problems related to the Y2K issue. There can be no guarantee that the systems of other companies will not experience a Year 2000 related problem in the future, or that other companies' failure to remediate Y2K issues would not have a material adverse effect on the Company.

     The aggregate cost of the Company's Y2K efforts through December 31, 1999 was approximately $1.1 million. Included in this amount were computer system hardware and software upgrades and replacements, equipment upgrades and replacements, and consulting fees. These costs were funded through operating cash flows and included the costs of normal system upgrades and replacements for which the timing was accelerated to address the Y2K issue. This amount does not include any costs associated with the implementation of the Company's internally developed contingency plans or internal Y2K program costs as substantially all of these internal costs were payroll costs for the management information systems group.

     Contingency plans were developed during 1999 to deal with operational problems in the event Y2K compliance was not met by the Company or certain third parties. As of this writing, the Company has not encountered any significant Y2K related problems and, therefore, the contingency plans developed by the Company have not required implementation.

     The Company believes that it has mitigated the significant business risks related to the Y2K issue. However, although the Company is not currently aware of any material internal operational or financial Y2K related issues, the Company cannot provide assurances that the computer systems, products, services or other systems upon which the Company depends will not encounter Y2K related problems in the future, that the costs of its Y2K program will not become material or that the Company's contingency plans will be adequate. In addition, although the Company believes the analyses conducted to ensure Y2K compliance of vendors and customers has mitigated the Y2K risk, there is no guarantee this will completely eliminate the potential for disruption. If any such risks (either with respect to the Company or its vendors or customers) materialize, the Company could experience serious consequences to its business which could have material adverse effects on the Company's financial condition, results of operations and liquidity.

     The foregoing assessment of the impact of the Y2K problem on the Company is based on management's best estimates as of the date of this Annual Report, which are based on numerous assumptions as to future events. There can be no assurance that these estimates will prove accurate, and actual results could differ materially from those estimated if these assumptions prove inaccurate.

                     Impact of New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). FAS 133 requires that all derivative instruments be recognized as either assets or liabilities on the balance sheet at their fair value. Changes in the fair value of derivatives (gains or losses) are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FAS 133" ("FAS 137"). FAS 137 changed the effective date of FAS 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. As a result, FAS 133 will be effective for the Company beginning on January 1, 2001. Management of the Company anticipates that, due to its limited use of derivative instruments, the adoption of FAS 133 will not have a significant effect on the Company's results of operations or its financial position.

ITEM 7A. QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from changes in foreign currency exchange rates due to specific accounts receivable trade and accounts payable trade transactions with certain customers and vendors who require settlement in their local currency. The Company enters into foreign currency forward contracts to manage foreign exchange exposure related to these foreign denominated assets and liabilities that are subject to risk from foreign currency rate changes. These forward contracts are effective as hedges of the assets and liabilities, and the realized and unrealized gains and losses are recognized in income. The realized and unrealized gains and losses recognized in 1999 relating to the open foreign currency forward contracts as of December 31, 1999 were not material.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       Nashua Corporation and Subsidiaries

           Consolidated Statement of Operations and Retained Earnings

                                                                                             Year Ended December 31,
--------------------------------------------------------------------------------------------------------------------------------
(In thousands, except per share data)                                             1999                1998                1997
--------------------------------------------------------------------------------------------------------------------------------
Net sales                                                                      $170,844            $167,831            $173,202
Cost of products sold                                                           129,872             127,089             133,175
Selling, distribution and administrative expenses                                34,696              34,119              38,557
Research and development expense                                                  5,051               5,938               7,749
Restructuring and other unusual charges (income)                                 (1,300)             13,825               4,254
Equity in loss of unconsolidated joint ventures                                     320                  --                  --
Interest expense                                                                    743                 377                 129
Interest income                                                                  (1,421)             (1,567)               (362)
                                                                               -------------------------------------------------
Total costs and expenses                                                        167,961             179,781             183,502
                                                                               -------------------------------------------------
Income (loss) from continuing operations before income taxes                      2,883             (11,950)            (10,300)
Provision (benefit) for income taxes                                              3,303              (4,721)             (4,110)
                                                                               -------------------------------------------------
Loss from continuing operations                                                    (420)             (7,229)             (6,190)
Loss from discontinued operations, net of taxes                                  (4,001)             (6,687)             (2,632)
Gain on disposal of discontinued operation, net of taxes                             --               1,052                  --
                                                                               -------------------------------------------------
Net loss                                                                         (4,421)            (12,864)             (8,822)
Retained earnings, beginning of period                                           64,071              76,935              85,757
                                                                               ------------------------------------------------
Retained earnings, end of period                                               $ 59,650            $ 64,071            $ 76,935
                                                                               =================================================

Basic and diluted earnings per share:

   Loss from continuing operations per common share                            $   (.07)           $  (1.15)           $   (.97)
   Loss from discontinued operations per common share                              (.70)              (1.06)               (.41)
   Gain on disposal of discontinued operation                                        --                 .17                  --
                                                                               -------------------------------------------------
   Net loss per common share                                                   $   (.77)           $  (2.04)           $  (1.38)
                                                                               =================================================


    The accompanying notes are an integral part of the consolidated financial statements.

                       Nashua Corporation and Subsidiaries

                           Consolidated Balance Sheet

                                                                                                          December  31,
-------------------------------------------------------------------------------------------------------------------------------
(In thousands, except share data)                                                                     1999             1998
-------------------------------------------------------------------------------------------------------------------------------

ASSETS
Current assets
   Cash and cash equivalents                                                                       $ 25,056         $  31,965
   Restricted cash                                                                                    5,000             5,000
   Accounts receivable                                                                               17,448            18,232
   Inventories
      Materials and supplies                                                                          7,911             6,326
      Work in process                                                                                 3,788             2,503
      Finished goods                                                                                  6,194             5,847
                                                                                                  ---------------------------
                                                                                                     17,893            14,676
   Other current assets                                                                              14,170            13,474
                                                                                                  ----------------------------
                                                                                                     79,567            83,347
                                                                                                  ----------------------------
Plant and equipment
   Land                                                                                                 804               836
   Buildings and improvements                                                                        26,907            26,388
   Machinery and equipment                                                                           44,804            43,354
   Construction in progress                                                                           4,081             2,479
                                                                                                  ---------------------------
                                                                                                     76,596            73,057
    Accumulated depreciation                                                                        (36,594)          (33,727)
                                                                                                  ----------------------------
                                                                                                     40,002            39,330
Investment in unconsolidated joint venture                                                              179                --
Other assets                                                                                         10,697            11,418
                                                                                                  ----------------------------
Total assets                                                                                       $130,445          $134,095
                                                                                                  ============================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
   Current maturities of long-term debt                                                            $    511          $    511
   Accounts payable                                                                                  10,946             9,028
   Accrued expenses                                                                                  30,253            27,934
   Income taxes payable                                                                               2,295                --
                                                                                                  ---------------------------
                                                                                                     44,005            37,473
                                                                                                  ----------------------------

Long-term debt                                                                                          511             1,064
Other long-term liabilities                                                                          19,103            20,331

Commitments and contingencies (see Commitments and Contingencies Note)

Shareholders' equity
   Preferred stock, par value $1.00: 2,000,000 shares
     authorized and unissued                                                                             --                --
   Common stock, par value $1.00: authorized 40,000,000 shares:
      Issued 6,915,767 shares in 1999 and 6,938,397 shares in 1998                                    6,916             6,938
   Additional paid-in capital                                                                        15,182            15,057
   Retained earnings                                                                                 59,650            64,071
   Treasury stock, at cost                                                                          (14,922)          (10,839)
                                                                                                  ----------------------------
                                                                                                     66,826            75,227
                                                                                                  ----------------------------
Total liabilities and shareholders' equity                                                         $130,445          $134,095
                                                                                                  ============================


    The accompanying notes are an integral part of the consolidated financial statements.

                       Nashua Corporation and Subsidiaries

                      Consolidated Statement of Cash Flows

                                                                                                   Year Ended December 31,
---------------------------------------------------------------------------------------------------------------------------------
(In thousands)                                                                                1999          1998            1997
---------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES OF CONTINUING OPERATIONS
Net loss                                                                                  $ (4,421)       $(12,864)      $ (8,822)
Adjustments to reconcile net loss to cash provided by (used in)
   continuing operating activities:
      Depreciation and amortization                                                          6,381           6,846          7,554
      Deferred income taxes                                                                  2,357          (4,721)        (4,110)
      Stock issued for director compensation                                                    90              89             91
      Loss on sale of real estate                                                               --              --            900
      Loss on sale/disposal of fixed assets                                                    786              --             --
      Loss from discontinued operations                                                      4,001           6,687          2,632
      Gain on disposal of discontinued operation                                                --          (1,052)            --
      Equity in loss from unconsolidated joint ventures                                        320              --             --
      Change in operating assets and liabilities, net of effects from acquisition and disposal of businesses:
            Restricted cash                                                                     --          (5,000)            --
            Accounts receivable                                                                784          (3,317)         1,045
            Inventories                                                                     (3,217)            (39)          (370)
            Other assets                                                                       227           4,354         (1,481)
            Accounts payable                                                                 1,918          (3,567)        (4,624)
            Accrued expenses                                                                 1,603          14,162         (4,375)
            Income taxes payable                                                             2,295              --             --
            Other long-term liabilities                                                     (1,228)           (449)           (61)
                                                                                          ----------------------------------------
   Cash provided by (used in) operating activities                                          11,896           1,129        (11,621)

CASH FLOWS FROM INVESTING ACTIVITIES OF CONTINUING OPERATIONS
Investment in plant and equipment                                                           (7,855)         (6,702)        (4,418)
Investment in unconsolidated joint venture                                                    (499)             --             --
Proceeds from sale of plant and equipment                                                       16             166            825
                                                                                          ----------------------------------------
   Cash used in investing activities                                                        (8,338)         (6,536)        (3,593)

CASH FLOWS FROM FINANCING ACTIVITIES OF CONTINUING OPERATIONS
Proceeds from borrowings                                                                        --              --          2,000
Repayment of borrowings                                                                       (553)         (2,425)          (855)
Proceeds and tax benefits from shares issued under stock compensation plans                     --           3,061              -
Purchase of treasury stock                                                                  (4,083)        (10,081)            (1)
                                                                                          ----------------------------------------
   Cash provided by (used in) financing activities                                          (4,636)         (9,445)         1,144

Proceeds from sale of discontinued operations                                                   --          49,858             --
Cash applied to activities of discontinued operations                                       (5,831)         (6,781)        (2,174)
Effect of exchange rate changes on cash                                                         --               4            (38)
                                                                                          ----------------------------------------
Increase (decrease) in cash and cash equivalents                                            (6,909)         28,229        (16,282)
Cash and cash equivalents at beginning of year                                              31,965           3,736         20,018
                                                                                          ----------------------------------------
Cash and cash equivalents at end of year                                                  $ 25,056        $ 31,965       $  3,736
                                                                                          ========================================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid                                                                             $  1,055        $    220       $     92
                                                                                          ========================================
Income tax payments net of refunds                                                        $  1,486        $  4,664       $  2,428
                                                                                          ========================================

    The accompanying notes are an integral part of the consolidated financial statements.

                       Nashua Corporation and Subsidiaries

                   Notes to Consolidated Financial Statements

                   Summary of Significant Accounting Policies

Basis of Consolidation: The accompanying consolidated financial statements include the accounts of Nashua Corporation and its wholly-owned subsidiaries ("the Company"). All significant intercompany transactions and balances have been eliminated.

Revenue Recognition: Sales are recognized at the time the goods are shipped or when title passes.

Use of Estimates: The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. The more significant areas requiring the use of management estimates relate to tax contingency reserves, allowances for obsolete inventory and uncollectible receivables, environmental obligations, postretirement and other employee benefits, valuation allowances for deferred tax assets, future cash flows associated with assets, and useful lives for depreciation and amortization. Actual results could differ from those estimates.

Cash Equivalents: The Company considers all highly liquid investment instruments purchased with a remaining maturity of three months or less to be cash equivalents. At December 31, 1999 and December 31, 1998, the Company held cash equivalents of $22.9 million and $30.5 million, respectively, consisting of various money market instruments carried at cost, which approximated market.

Restricted Cash: Restricted cash represents $5.0 million placed in escrow to secure a bond related to the patent infringement judgement against the Company.

Accounts Receivable: The consolidated balance is net of allowances for doubtful accounts of $1.3 million at December 31, 1999 and $.9 million at December 31, 1998.

Inventories: Inventories are carried at the lower of cost or market. Cost is determined by the first-in, first-out ("FIFO") method for approximately 51 percent and 62 percent of the inventories at December 31, 1999 and 1998, respectively, and by the last-in, first-out ("LIFO") method for the balance. If the FIFO method had been used to cost all inventories, the balances would have been approximately $2.0 million and $2.1 million higher at December 31, 1999 and 1998, respectively.

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

     For financial reporting purposes, depreciation is computed using the straight-line method over the following estimated useful lives of the assets:


--------------------------------------------------------------------------------
Buildings and improvements                                    5 - 40 years
Machinery and equipment                                       2 - 20 years

     The Company reviews the value of its plant and equipment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

Research and Development: Research and development costs are expensed as incurred.

Stock Compensation: The Company's employee stock option plans are accounted for in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." The Company follows the disclosure requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation."

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

Foreign Currency Translation: The functional currency of the Company's foreign subsidiaries is the local currency. Accordingly, assets and liabilities of these subsidiaries have been translated using exchange rates prevailing at the appropriate balance sheet date and income statement items have been translated using average monthly exchange rates. Due to the size of the Company's foreign operations relative to the consolidated operations, the impact of the foreign currency translation on the Company's financial position, results of operations and cash flows is not significant.

Financial Instruments: The Company enters into foreign currency forward contracts to manage foreign exchange exposure related to specific accounts receivable trade and accounts payable trade transactions with certain customers and vendors who require settlement in their local currency. The forward contracts are effective as hedges of these foreign currency denominated assets and liabilities, and the realized and unrealized gains and losses are recognized in the loss from continuing operations.

     The Company does not hold or issue derivative financial instruments for trading purposes.

Concentrations of Credit Risk: Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, short-term investments, trade receivables and financial instruments used in hedging activities.

     The Company places its temporary cash investments with high quality financial institutions and in high quality liquid investments. Concentrations of credit risk with respect to accounts receivable are limited because a large number of geographically diverse customers comprise the Company's customer base, thus mitigating the trade credit risk. The Company performs ongoing credit evaluations of its customers' financial condition and maintains allowances for potential credit losses. The Company generally does not require collateral or other security to support customer receivables.

     The counterparties to the agreements relating to the Company's foreign exchange contracts consist of a number of high quality financial institutions. The Company does not believe that there is significant risk of nonperformance by these counterparties.

Environmental Expenditures: Environmental expenditures relating to ongoing operations are expensed when incurred unless the expenditures extend the life, increase the capacity or improve the safety or efficiency of the property, mitigate or prevent environmental contamination that has yet to occur and improve the property compared with its original condition, or are incurred for property held for sale.

     Expenditures relating to site assessment, remediation and monitoring are accrued and expensed when the costs are both probable and the amount can be reasonably estimated. Estimates are based on in-house or third-party studies considering current technologies, remediation alternatives and current environmental standards. In addition, if there are other participants and the liability is joint and several, the financial stability of the other participants is considered in determining the Company's accrual. Insurance and other recoveries relating to these expenditures are recorded separately once recovery has been made.

Segment and Related Information: In the fourth quarter of 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information," for disclosure purposes. The Company has two segments: the Specialty Coated and Label Products segment and the Imaging Supplies segment.

Postretirement Benefits: In 1998, the Company adopted Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," for disclosure purposes.

Fair Value of Financial Instruments: The recorded amounts for cash and cash equivalents, other current assets, accounts receivable and accounts payable and other current liabilities approximate fair value due to the short-term nature of these financial instruments. The fair values of amounts outstanding under the Company's debt instruments approximates their book values in all material respects due to the variable nature of the interest rate provisions associated with such instruments.

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

                                Business Changes

Restructuring and Other Unusual Charges: The restructuring and other unusual income for 1999 of $1.3 million consisted primarily of $1.3 million in income from an insurance settlement related to environmental matters, a gain of $.4 million from the sale of a portion of the Company's Microsharp imaging technology and $.2 million of other miscellaneous gains, offset by a provision of $.6 million resulting from the Company's decision to cease its manufacturing of fax papers. The restructuring activities provided for in the balance at December 31, 1998 were substantially completed at December 31, 1999 and amounts charged against the reserve did not change materially from the reserve balance of $.6 million at December 31, 1998. The balance at December 31, 1999 for severance related to workforce reductions included amounts payable to nine employees related to the discontinuance of the fax manufacturing line. Details of restructuring reserves related to continuing operations and the activity recorded during 1999 were as follows:

                                                                      Reserve                                           Reserve
                                                                      Balance          Current           Current        Balance
                                                                      Dec. 31,           Year              Year         Dec. 31,
(In thousands)                                                          1998           Provision         Charges          1999
------------------------------------------------------------------------------------------------------------------------------------
1999 Activity:
Provisions for severance related to workforce reductions                $472              $142           $   (491)         $123
Provisions for assets to be sold or discarded                             --               441               (441)           --
Other                                                                    149                32                (95)           86
                                                                        --------------------------------------------------------
Total                                                                   $621              $615            $(1,027)         $209
                                                                        ========================================================

     The restructuring and other unusual charges for 1998 included an unusual charge of $15.0 million related to damages awarded to Ricoh Corporation in a patent infringement lawsuit, partially offset by unusual income of $1.2 million related to an insurance settlement for environmental matters. The balance at December 31, 1998 for severance related to workforce reductions consisted primarily of amounts payable to employees who had already left the Company during the 1997 restructuring. Amounts charged against the reserve did not change materially from the reserve balance of $3.0 million at December 31, 1997. Details of the restructuring reserves related to continuing operations and the activity recorded during 1998 were as follows:

                                                                      Reserve                                            Reserve
                                                                      Balance            Current           Current       Balance
                                                                      Dec. 31,             Year              Year        Dec. 31,
(In thousands)                                                          1997            Provision          Charges         1998
----------------------------------------------------------------------------------------------------------------------------------
1998 Activity:
Provisions for severance related to workforce reductions              $1,913              $ --            $(1,441)         $472
Provisions for assets to be sold or discarded                            750                --               (750)           --
Other                                                                    365                --               (216)          149
                                                                     -----------------------------------------------------------
Total                                                                 $3,028              $ --            $(2,407)         $621
                                                                      ==========================================================

     Net restructuring and other unusual charges from continuing operations of $4.3 million in 1997 included provisions related to restructuring corporate activities, the sale of excess real estate in Nashua, NH and costs associated with restructuring certain distribution channels and aligning the workforce with levels of demand in the Imaging Supplies segment.

     The 1997 provision for workforce reductions included amounts for salary and benefit continuation for 116 employees as part of the Imaging Supplies segment and Corporate reorganizations.

Discontinued Operations: During the fourth quarter of 1999, the Company recorded charges of $4.0 million, net of taxes, related to discontinued operations as described more fully in the Note entitled Income Taxes of this report.

     The Company owns a 37.1 percent interest in the Cerion Technologies Liquidating Trust, a trust established pursuant to the liquidation of Cerion Technologies Inc. ("Cerion"), formerly a publicly held company. Cerion ceased operations during the fourth quarter of 1998 and is currently in the process of liquidation. Accordingly, the Company accounts for its investment in Cerion based on its expected net realizable value, net of taxes.

     On April 9, 1998, the Company completed the sale of its Photofinishing segment. The Company received net proceeds of $49.9 million for the net assets of the businesses and, after recording taxes of $7.9 million, recorded a gain of $1.1 million.

     Operating results for the discontinued operations described above for 1999, 1998 and 1997 are summarized as follows:

(In millions)                                                                      1999                1998                1997
------------------------------------------------------------------------------------------------------------------------------------
Net sales                                                                       $    --               $21.6              $143.5
Loss before income taxes                                                             --                (6.5)               (2.8)
Provision (benefit) for income taxes                                                4.0                  .2                 (.2)
                                                                                 -----------------------------------------------
Loss from discontinued operations                                                $ (4.0)             $ (6.7)            $  (2.6)
                                                                                 ===============================================

     The net assets (liabilities) of the discontinued operations described above, included in the December 31, 1999 and December 31, 1998 consolidated balance sheets, are summarized as follows:

(In thousands)                                                                                         1999                1998
------------------------------------------------------------------------------------------------------------------------------------
Assets                                                                                           $    3,865            $    756
Liabilities                                                                                          (3,857)             (1,888)
                                                                                                  ------------------------------
Net assets (liabilities) of discontinued operations                                             $         8             $(1,132)
                                                                                                ================================

                                  Indebtedness

During 1999, the Company negotiated a new secured financing agreement with Fleet Bank-NH which increased the Company's revolving line of credit to $15 million from $8 million. The line of credit matures on April 22, 2001; however, the Company may renegotiate the arrangement. Borrowings under this facility are collateralized by a security interest in the Company's accounts receivable and inventory. Interest on amounts outstanding under the secured line of credit is payable at either the Fleet Bank-NH prime rate or, at the Company's election, the LIBOR rate plus 1-3/4 percent. The Company pays an unused facility fee equal to one quarter of one percent per annum on the average daily principal amount of the unused portion of the line of credit. This agreement requires the Company to maintain the following ratios and measures: earnings before interest, income taxes, depreciation and amortization (EBITDA) on a consolidated basis must be at least $1 million per fiscal quarter and $7.5 million for the fiscal year, the Company's tangible net worth must be no less than $65 million and capital expenditures cannot exceed $13.5 million during any one fiscal year. Without prior consent of the lender, the agreement does not allow the payment of dividends and restricts, among other things, the incurrence of additional debt, guarantees, sale of certain assets and any merger or acquisition of the business. As of December 31, 1999, the Company was in compliance with the covenants of the agreement. There were no borrowings outstanding under this secured line of credit at December 31, 1999.

     On December 26, 1996, the Company entered into a note agreement under which the Company borrowed $2.6 million. The note is being paid back in sixty equal monthly payments which began in January of 1997. The note bears interest at a rate per annum equal to 2.5 percent above the LIBOR rate. The note is collateralized by a security interest in certain equipment. At December 31, 1999 and 1998, borrowings of $1.0 million and $1.6 million, respectively, were outstanding under this note agreement.

                                  Income Taxes

The domestic and foreign components of income (loss) from continuing operations before income taxes are as follows:

(In thousands)                                                                              1999           1998            1997
--------------------------------------------------------------------------------------------------------------------------------
Domestic                                                                                  $2,599       $(11,873)      $  (8,665)
Foreign                                                                                      284            (77)         (1,635)
                                                                                         --------------------------------------
Consolidated pretax income (loss)                                                         $2,883       $(11,950)       $(10,300)
                                                                                          =====================================


The provision (benefit) for income taxes relating to continuing operations consists of the following:

(In thousands)                                                                              1999           1998            1997
---------------------------------------------------------------------------------------------------------------------------------
Current:
     United States                                                                        $  821        $    --         $    --
     Foreign                                                                                  99             --              --
     State and local                                                                          26             --              --
                                                                                          -------------------------------------
Total current                                                                                946             --              --
Deferred:
     United States                                                                         1,426         (3,824)         (2,919)
     Foreign                                                                                   -            (18)           (502)
     State and local                                                                         931           (879)           (689)
                                                                                          -------------------------------------
Total deferred                                                                             2,357         (4,721)         (4,110)
                                                                                          -------------------------------------
Provision (benefit) for income taxes                                                      $3,303        $(4,721)        $(4,110)
                                                                                          =====================================


Total net deferred tax assets (liabilities) are comprised of the following:

(In thousands)                                                                              1999           1998
-------------------------------------------------------------------------------------------------------------------
Depreciation                                                                             $(2,137)       $(2,680)
Other                                                                                       (466)        (2,461)
                                                                                         ----------------------
Gross deferred tax liabilities                                                            (2,603)        (5,141)
                                                                                         ----------------------
Litigation reserve                                                                         6,378          6,473
Pension and postretirement benefits                                                        7,765          8,320
Loss and credit carryforwards                                                              4,285          5,203
Accrued expenses                                                                           1,656          2,267
Inventory reserve                                                                            399          1,828
Bad debt reserve                                                                             586            505
Other                                                                                      2,499          3,067
                                                                                         ----------------------
Gross deferred tax asset                                                                  23,568         27,663
Deferred tax assets valuation allowance                                                   (1,100)          (300)
                                                                                         ----------------------
Net deferred tax assets                                                                  $19,865        $22,222
                                                                                         ======================

     Reconciliations between income tax provision (benefit) from continuing operations computed using the United States statutory income tax rate and the Company's effective tax rate are as follows:

                                                                                            1999           1998            1997
------------------------------------------------------------------------------------------------------------------------------------
United States federal statutory rate (benefit)                                              35.0%         (35.0)%         (35.0)%
State and local income taxes, net of federal tax benefit                                     4.8           (4.8)           (4.3)
Change in valuation allowance                                                               27.7             --             1.5
Rate difference-foreign subsidiaries                                                          --             --              .7
Tax contingency reserve                                                                     45.7             --              --
Other, net                                                                                   1.4             .3            (2.8)
                                                                                           ------------------------------------
Effective tax rate (benefit)                                                               114.6%         (39.5)%         (39.9)%
                                                                                           ====================================


     At December 31, 1999, $10.2 million and $9.7 million of net tax assets were included in "Other Current Assets" and "Other Assets," respectively. At December 31, 1998, $12.0 million and $10.2 million of net tax assets were included in "Other Current Assets" and "Other Assets," respectively.

     At December 31, 1999, the Company had $1.8 million of federal net operating loss carryforwards, $2.3 million of state net operating loss carryforwards, and $.2 million of alternative minimum tax credit carryforwards, which are available to offset future domestic taxable earnings. The net operating loss carryforward benefits expire as follows: $2.6 million in 2000; $.2 million in 2001; and $1.3 million thereafter. The tax credit carryforwards expire after 2001. In the fourth quarter of 1999, management updated its assessment of the realizability of state net operating loss carryforwards taking into consideration current projections of future taxable income, recent product line divestitures and changes in the forecasted timing for deductibility of certain significant temporary differences. Based upon this assessment, management believes that it is more likely than not that $1.2 million of state net operating loss carryforwards will be realized prior to their expiration. As a result, a $.8 million charge was recorded in the fourth quarter of 1999 to increase the valuation allowance for state net operating loss carryforwards to $1.1 million.

     In December 1999, the Internal Revenue Service ("IRS") completed an examination of the Company's corporate income tax returns for the years 1995 through 1997. On December 16, 1999, the IRS issued a Notice of Proposed Adjustment which assessed additional taxes of $5.2 million, excluding interest. The assessment represents a total of $14.0 million of adjustments to taxable income for the years under review. The proposed adjustments relate to the deductibility of restructuring and other reserves applicable to continuing and discontinued operations as well as the utilization of foreign net operating losses primarily associated with discontinued operations. It is the Company's intention to file an appeal of the proposed assessment with the IRS Appeals Office during the first quarter of 2000.

     In December 1998, the IRS completed an examination of the Company's corporate income tax returns for the years 1992 through 1994. On December 11, 1998, the IRS issued a Notice of Proposed Adjustment which assessed additional taxes of $4.6 million, excluding interest. The assessment represents a total of $18.2 million of adjustments to taxable income for the years under review. The proposed adjustments relate to the deductibility of restructuring and other reserves applicable to discontinued operations as well as certain losses deducted in connection with the divestiture of the Company's Computer Products Division. The Company disagrees with the position taken by the IRS and filed a formal protest of the proposed adjustment on January 12, 1999. A formal hearing was held before the IRS Appeals Officer on November 16, 1999. The Company has furnished records and documentation to the Appeals Officer in support of its protest of the proposed adjustments.

     On March 31, 1998, the New Hampshire Department of Revenue ("DOR") issued a notice of deficiency in connection with an examination of the Company's corporate income tax returns for the years 1989 through 1992 in the amount of $4.4 million, including interest. The deficiency principally relates to the tax treatment of the sale of the Company's International Office Systems business in 1990. A petition for reconsideration was filed with an appeals officer on May 26, 1998 and a formal hearing was held before the DOR officers on August 31, 1999. The assessment has been reduced to $3.2 million, including interest. The Company disagrees with the remaining assessment and continues to defend its position.

     The Company believes that it will prevail in all material respects against the IRS' assertions related to the corporate income tax returns filed for years 1992 through 1994. In the fourth quarter of 1999, the Company recorded a charge of $1.3 million in continuing operations, which included $.8 million of interest, and a charge of $4.0 million in discontinued operations primarily to provide for potential liabilities for tax deficiencies that could arise from resolution of the IRS's examination of the corporate tax returns filed for years 1995 through 1997 and for resolution of New Hampshire DOR's examination of the corporate income tax returns for years 1989 through 1992.

     The tax charges that were recorded in continuing and discontinued operations of $1.3 million and $4.0 million, respectively, provide reserves which are based upon management's estimate of the liabilities associated with the federal and state examinations described above. While management believes that it has provided adequately for its tax liabilities through December 31, 1999, including liabilities related to matters in dispute with taxing authorities, it can provide no assurances that the Company will prevail in its defense against these pending or future federal and state examinations. In addition, management can provide no assurances that the ultimate resolution of these open tax matters will not be in excess of current provisions.

                               Shareholders' Equity

On July 19, 1996, the Company's Board of Directors adopted a Shareholder Rights Plan ("the Plan"), in which preferred stock purchase rights ("Rights") were distributed on September 2, 1996 to holders of record on August 15, 1996 ("Record Date") as a dividend at the rate of one Right for each share of the Company's common stock outstanding as of the close of business on the Record Date. These Rights replaced the rights outstanding under the Company's August 22, 1986 Rights Agreement, which expired on September 2, 1996. Rights will also attach to shares of common stock issued after the Record Date. On June 24, 1998, the Company's Board of Directors amended the plan increasing from 10 to 20 percent the beneficial ownership and tender offer threshold at which the Rights would detach from the Company's common stock and become exercisable as described below.

     Each Right will entitle the holders of common stock of the Company to purchase one one-hundredth of a share of Series B Junior Participating Preferred Stock of the Company ("Series B Stock") at an exercise price of $75.00 (subject to adjustment). Each share of Series B Stock would entitle its holder to a quarterly dividend of $1.00 per share, an aggregate dividend of 100 times any dividend declared on common stock and, in the event of liquidation of the Company, each such share would entitle its holder to a payment of $1.00 plus 100 times the payment made per share of common stock. Initially, the Rights will be attached to all certificates representing outstanding shares of common stock. The Rights will detach and become exercisable only after a person or group acquires beneficial ownership of 20 percent or more of the common stock of the Company or announces a tender or exchange offer that would result in such person or group owning 20 percent or more of the common stock of the Company.

     After a person becomes the beneficial owner of 20 percent or more of the shares of common stock of the Company, except pursuant to a tender or exchange offer for all shares at a fair price as determined by the outside Board members, each Right not owned by the 20 percent or more shareholder will enable its holder to purchase that number of shares of the Company's common stock which equals the exercise price of the Right divided by one-half of the current market price of such common stock at the date of the occurrence of the event ("Triggering Event"). After the occurrence of a Triggering Event, the Company's Board of Directors may, at their option, exchange one share of common stock or one one-hundredth of a share of Series B Stock for each Right (other than Rights held by the 20 percent or more shareholder). In addition, if the Company is involved in a merger or other business combination transaction with another person or group in which it is not the surviving corporation or in connection with which its common stock is changed or converted, or it sells or transfers 50 percent or more of its assets or earning power to another person, each Right that has not previously been exercised will entitle its holder (other than the 20 percent or more shareholder) to purchase that number of shares of common stock of such other person which equals the exercise price of the Right divided by one-half of the current market price of such common stock at the date of the occurrence of the event.

     The Company will generally be entitled to redeem the Rights at $.01 per Right at any time until the 10th day following public announcement that a 20 percent stock position has been acquired and in certain other circumstances. The Rights will expire on September 2, 2006, unless earlier redeemed or exchanged.

     In 1998, the Board of Directors authorized the Company to repurchase up to 1,000,000 shares of its common stock. As of December 31, 1999, the Company had purchased 999,754 shares under this authorization.

     In 1999, the Board of Directors authorized the Company to repurchase up to an additional 1,000,000 shares of its common stock. As of December 31, 1999, no shares had been purchased under this authorization.

     The following summarizes the changes in selected shareholders' equity accounts for each of the three years in the period ended December 31, 1999:

                                                                              Additional      Cumulative
                                                             Common Stock       Paid-In      Translation       Treasury Stock
(In thousands, except share data)                       Shares      Par Value   Capital       Adjustment    Shares         Cost
--------------------------------------------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 1996                            6,647,255       $6,647    $12,107        $(1,837)    (24,030)    $   (757)
Stock issued for Director compensation                    7,740            8         82             --          --           --
Translation adjustments and gains and losses
   from certain inter-company balances                       --           --         --         (1,445)         --           --
Restricted stock issuances                               85,500           86      1,077             --          --           --
Deferred compensation                                        --           --     (1,162)            --          --           --
Restricted stock forfeiture                             (25,000)         (25)      (275)            --          --           --
Deferred compensation forfeiture                             --           --        300             --          --           --
Purchase of  treasury shares                                 --           --         --             --         (34)          (1)
Discontinuance of photofinishing segment                     --           --         --          3,282          --           --
--------------------------------------------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 1997                            6,715,495       $6,716    $12,129        $    --     (24,064)    $   (758)
Stock issued for Director compensation                    5,802            5         84             --          --           --
Stock options exercised and related tax benefit         236,600          237      2,828             --          --           --
Restricted stock issuances                              105,000          105      1,568             --          --           --
Deferred compensation                                        --           --     (1,673)            --          --           --
Restricted stock forfeiture and conversion             (124,500)        (125)    (1,518)            --          --           --
Deferred compensation forfeiture                             --           --      1,639             --          --           --
Purchase of treasury shares                                  --           --         --             --    (651,674)     (10,081)
--------------------------------------------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 1998                            6,938,397       $6,938    $15,057        $    --    (675,738)    $(10,839)
Stock issued for Director compensation                    8,370            9         81             --          --           --
Deferred compensation forfeiture                             --           --        460             --          --           --
Restricted stock forfeiture                             (31,000)         (31)      (416)            --          --           --
Purchase of treasury shares                                  --           --         --             --    (348,080)      (4,083)
--------------------------------------------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 1999                            6,915,767       $6,916    $15,182        $    --  (1,023,818)    $(14,922)

                       Stock Option and Stock Award Plans

The Company has four stock compensation plans at December 31, 1999: the 1987 Stock Option Plan ("1987 Plan"), the 1993 Stock Incentive Plan ("1993 Plan"), the 1996 Stock Incentive Plan ("1996 Plan") and the 1999 Shareholder Value Plan ("1999 Plan"). Awards may no longer be granted under the 1987 Plan and the 1993 Plan. Awards under the 1996 Plan and the 1999 Plan are made at the discretion of the Leadership and Compensation Committee of the Board of Directors (the "Committee").

     Under the 1987 Plan, nonqualified stock options and incentive stock options have been awarded and are currently exercisable. Nonqualified stock options expire 10 years and one day from the date of grant, and incentive stock options expire 10 years from the date of grant. In the event of a change in control, certain option holders may, with respect to stock option agreements which so provide, have a limited right with respect to options under the plans to elect to surrender the options and receive cash or shares equal in value to the difference between the option price and the larger of either the highest reported price per share on the New York Stock Exchange during the sixty-day period before the change in control or, if the change in control is the result of certain defined transactions, the highest price per share paid in such defined transactions.

     Nonstatutory stock options, incentive stock options and shares of performance based restricted stock have been awarded under the 1993 Plan and may be awarded under both the 1996 Plan and the 1999 Plan. Of the 660,000 and 600,000 shares authorized by the Company's Board of Directors for the 1996 and 1999 Plans, respectively, 87,253 and 395,000 shares are available to be awarded as of December 31, 1999. Stock options awarded under the 1993 Plan are currently exercisable. Stock options under the 1996 Plan and the 1999 Plan generally become exercisable either (a) 50 percent on the first anniversary of grant and the remainder on the second anniversary of grant, (b) 100 percent at one year from the date of grant, or (c) otherwise as determined by the Committee. Certain options may become exercisable immediately in the event of a change in control as defined under these plans and option agreements. Nonstatutory stock options under the 1993 Plan and the 1996 Plan expire 10 years and one day from the date of grant, and incentive stock options expire 10 years from the date of grant. Nonstatutory and incentive stock options under the 1999 Plan expire 10 years from the date of grant.

     Performance based restricted stock awards under the 1993 Plan and the 1996 Plan have been granted to certain key executives and are earned only if the closing price of the Company's common stock meets specific target prices for certain defined periods of time or if significant performance based events are achieved. Restrictions on such shares lapse either (i) in equal amounts when the average closing price of the Company's common stock reaches $18 and $20 for a consecutive 10 trading day period: (ii) in equal amounts when the average closing price of the Company's common stock reaches $19 and $21 for a consecutive 10 trading day period; (iii) in equal amounts when the average closing price of the Company's common stock reaches $21 and $23 for a consecutive 10 trading day period; or (iv) 100% upon the occurrence of certain significant performance based events. Shares issued under the plans are initially recorded at their fair market value on the date of grant with a corresponding charge to additional paid-in capital representing the unearned portion of the award. Shares of performance based restricted stock are forfeited if the specified closing prices of the Company's common stock are not met within five years of grant, the executive leaves the Company or if the significant performance based events do not take place within the specified time period.

     A summary of the status of the Company's fixed stock option plans as of December 31, 1999, 1998 and 1997 and changes during the years ended on those dates is presented below:

                                                       1999                        1998                         1997
-------------------------------------------------------------------------------------------------------------------------------
                                                             Weighted                    Weighted                     Weighted
                                                              Average                     Average                      Average
                                                             Exercise                    Exercise                     Exercise
                                                Shares         Price         Shares        Price         Shares         Price
-------------------------------------------------------------------------------------------------------------------------------
Outstanding beginning of year                  547,370         $15.47       853,920        $14.75       469,714         $18.12
Granted                                        275,500           7.50        64,500         15.60       465,500          12.33
Exercised                                           --             --      (233,100)        12.37            --             --
Forfeited - non-vested                          (2,000)          9.88       (34,500)        11.63       (33,950)         13.65
Forfeited - exercisable                       (202,435)         15.47      (103,450)        17.83       (42,060)         24.86
Expired                                             --             --            --            --        (5,284)         28.75
------------------------------------------------------------------------------------------------------------------------------
Outstanding end of year                        618,435         $11.94       547,370        $15.47       853,920         $14.75
Options exercisable at end of year             316,935         $15.46       446,120        $15.83       402,420         $17.66
Weighted average fair value of options granted
   during the year (exercise price equals market price)        $ 3.41                      $ 6.60                       $ 5.11


The following table summarizes information about stock options outstanding at December 31, 1999:

                                                 Options Outstanding                                   Options Exercisable
                                ------------------------------------------------------          --------------------------------
                                                     Weighted
                                   Number             Average             Weighted                 Number            Weighted
    Range of                    Outstanding          Remaining             Average              Exercisable           Average
Exercise Prices                 at 12/31/99       Contractual Life      Exercise Price          at 12/31/99       Exercise Price
--------------------------------------------------------------------------------------------------------------------------------
$  6.63                           205,500           10.0 years              $ 6.63                     --                 N/A
$  8.88 - $12.75                  255,850            8.0 years              $11.79                185,850              $12.41
$ 13.38 - $19.75                  125,850            7.0 years              $17.04                 99,850              $17.44
$ 22.63 - $27.00                   22,235            4.0 years              $25.81                 22,235              $25.81
$ 28.13 - $34.63                    9,000            1.3 years              $31.89                  9,000              $31.89
-----------------------------------------------------------------------------------------------------------------------------
$  6.63 - $34.63                  618,435            8.2 years              $11.94                316,935              $15.46

A summary of the status of the Company's restricted stock plans as of December 31, 1999, 1998 and 1997 and changes during the years ended on those dates is presented below:

                                                                                         1999            1998            1997
--------------------------------------------------------------------------------------------------------------------------------
Restricted stock outstanding at beginning of year                                       286,000         305,500         245,000
Granted                                                                                       -         105,000          85,500
Forfeited                                                                               (31,000)       (124,500)        (25,000)
                                                                                        ---------------------------------------
Restricted stock outstanding at end of year                                             255,000         286,000         305,500

Weighted average fair value per restricted share at grant date                                -        $   9.66         $  5.56
Weighted average share price at grant date                                                    -        $  15.93         $ 13.59


     The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123 "Accounting for Stock-Based Compensation." The Company continues to measure compensation cost using the intrinsic value based method of accounting prescribed by APB Opinion No. 25. If the Company had elected to recognize compensation cost based on the fair value of the options and restricted stock granted at grant date as prescribed by SFAS No. 123, net loss and loss per share would have been increased to the pro forma amounts indicated below:

(In thousands, except per share amounts)                                                   1999            1998            1997
--------------------------------------------------------------------------------------------------------------------------------
Net loss - as reported                                                                  $(4,421)       $(12,864)      $  (8,822)
Net loss - pro forma                                                                    $(4,732)       $(14,266)      $ (10,674)

Basic and diluted net loss per common share - as reported                               $  (.77)       $  (2.04)      $   (1.38)
Basic and diluted net loss per common share - pro forma                                 $  (.83)       $  (2.26)      $   (1.67)


The assumptions and methods used in estimating the fair value at the grant date of options and restricted shares granted are listed below:

                                                                                                         Grant Year
---------------------------------------------------------------------------------------------------------------------------------
                                                                                           1999            1998            1997
---------------------------------------------------------------------------------------------------------------------------------
Volatility of Share Price:
   Options                                                                                 39.0%           37.0%           33.0%
   Restricted stock                                                                        11.0%           12.0%           11.0%
Dividend yield:
   Options                                                                                   --              --              --
   Restricted stock                                                                          --              --              --
Interest rate:
   Options                                                                                  6.2%            4.8%            6.3%
   Restricted stock                                                                          N/A            4.8%            5.9%
Expected life of options                                                               5.3 years       5.5 years       5.3 years
Valuation methodology:
   Options                                                                              Black-Scholes Option Pricing Model
   Restricted stock                                                                     Binomial Pricing Model

     Because the determination of the fair value of all options granted includes vesting periods over several years and additional option grants are expected to be made each year, the above pro forma disclosures are not representative of pro forma effects of reported net income for future periods.

                               Earnings Per Share

Since the effect of stock options which have an exercise price below the average market price of the Company's stock of 9,900 shares in 1999, 57,103 shares in 1998, and 49,542 shares in 1997 would be antidilutive to loss per share computations due to the net loss position of the Company for each of the three years ended in the accompanying financial statements, Basic EPS and Diluted EPS are identical in each of the years ended December 31, 1999, 1998 and 1997. The computations of EPS for 1999, 1998 and 1997 include weighted average shares (denominator) of 5,718,224, 6,319,775 and 6,384,566, respectively.

     Performance based restricted stock of 255,000, 286,000 and 305,500 shares for the years ended December 31, 1999, 1998 and 1997, respectively, were not included in the above computations. Such shares may be issued in the future subject to the occurrence of certain events as described in the Stock Option and Stock Award Plans Note.

                          Commitments and Contingencies

Rent expense for office equipment, facilities and vehicles was $1.0 million, $1.0 million and $.8 million for 1999, 1998 and 1997, respectively. The Company also received rental income on subleased facilities of $.2 million for each of the years ended December 31, 1999, 1998 and 1997. At December 31, 1999, the Company was committed, under non-cancelable operating leases, to minimum annual rentals as follows: 2000 - $.5 million; 2001 - $.4 million; 2002 - $.3 million; 2003 - $.3 million; 2004 - $.3 million; thereafter - $.1 million. Minimum annual rentals have not been reduced for future minimum rentals under non-cancelable subleases aggregating $.1 million.

     At December 31, 1999, the Company had a $389,000 obligation under a standby letter of credit with Fleet Bank-NH.

     In April 1994, Ricoh Company, Ltd., Ricoh Electronics, Inc., and Ricoh Corporation (collectively "Ricoh") brought a lawsuit in the United States District Court of New Hampshire ("District Court"), alleging the Company's infringement of U.S. patents 4,611,730 and 4,878,603 relating to certain toner cartridges for Ricoh copiers. In March 1997, the District Court enjoined Nashua from manufacturing, using or selling its NT-50 and NT-6750 toner cartridges. Sales of these products in 1996 amounted to one percent of Nashua's total sales. The Company disagreed with the District Court's decision and appealed to the United States Court of Appeals for the Federal Circuit ("Court of Appeals"). On February 18, 1999, the Court of Appeals affirmed the March 1997 ruling of the District Court that the Company infringed a patent held by Ricoh. Separately, on September 30, 1998, the District Court issued an order awarding damages in the amount of $7,549,000 related to the Company's sales of NT-50 and NT-6750 toner cartridges through December 3, 1995, additional damages relating to the Company's sales of such products through March 1997, certain of Ricoh's costs relative to the suit, and interest on such damages. The Company disagrees with the District Court's decision on the issue of damages and has appealed the decision to the Court of Appeals. The Company has adequate financial resources to pay the District Court's award of damages should its appeal on damages be unsuccessful. In connection with the damages award, the Company recorded a $15.0 million pretax charge, including the original damages assessment of $7,549,000 plus accrued interest, in the third quarter of 1998 and continues to accrue interest on such award. The Company's accrual balance at December 31, 1999 was $16.4 million. In addition, in the fourth quarter of 1998, the Company posted a $16.0 million bond which was increased to $16.8 million in the fourth quarter of 1999 to include an additional year of interest pending the decision of the Court of Appeals. In 1998, the Company placed $5.0 million in escrow to secure the original bond. The $5.0 million is classified as restricted cash in the balance sheet.

     In August and September 1996, two individual plaintiffs initiated lawsuits in the Circuit Court of Cook County, Illinois against the Company, Cerion, certain directors and officers of Cerion, and the Company's underwriter, on behalf of classes consisting of all persons who purchased the common stock of Cerion between May 24, 1996 and July 9, 1996. These two complaints were consolidated. In March 1997, the same individual plaintiffs joined by a third plaintiff filed a Consolidated Amended Class Action Complaint (the "Consolidated Complaint"). The Consolidated Complaint alleged that, in connection with Cerion's initial public offering, the defendants issued materially false and misleading statements and omitted the disclosure of material facts regarding, in particular, certain significant customer relationships. In October 1997, the Circuit Court on motion by the defendants, dismissed the Consolidated Complaint. The plaintiffs filed a Second Amended Consolidated Complaint alleging substantially similar claims as the Consolidated Complaint seeking damages and injunctive relief. On May 6, 1998, the Circuit Court, on motion by the defendants, dismissed with prejudice the Second Amended Consolidated Complaint. The plaintiffs filed with the Appellate Court an appeal of the Circuit Court's ruling. On November 19, 1999, the Appellate Court reversed the Circuit Court's ruling dismissing the Second Amended Consolidated Complaint. The Appellate Court ruled that the Second Amended Consolidated Complaint stated a claim and remanded the case to the Circuit Court for further proceedings. On December 27, 1999, the Company filed a Petition for Leave to Appeal from the Appellate Court with the Supreme Court of Illinois. In that Petition, the Company asked the Supreme Court of Illinois to hear the Company's further appeal and determine whether the Circuit Court or the Appellate Court is correct. That Petition remains pending.

     The Company is involved in certain environmental matters and has been designated by the Environmental Protection Agency ("EPA") as a potentially responsible party ("PRP") for certain hazardous waste sites. In addition, the Company has been notified by certain state environmental agencies that some of the Company sites not addressed by the EPA require remedial action. These sites are in various stages of investigation and remediation. Due to the unique physical characteristics of each site, the technology employed, the extended timeframes of each remediation, the interpretation of applicable laws and regulations and the financial viability of other potential participants, the ultimate cost to the Company of remediation for each site is difficult to estimate. At December 31, 1999, based on the facts currently known and the Company's prior experience with these matters, the Company has concluded that it is probable that site assessment, remediation and monitoring costs will be incurred by the Company with respect to those sites which can be reasonably estimated in the aggregate range of $1.0 million to $1.6 million for certain of the Company's continuing operations, and a range of $.4 million to $.6 million for certain of the Company's discontinued operations. This range is based, in part, on an allocation of certain sites' costs which, due to the joint and several nature of the liability, could increase if the other PRPs are unable to bear their allocated share. At December 31, 1999, the Company's accrual balances were $1.2 million for continuing operations and $.6 million for discontinued operations which represent, in management's view, the most likely amounts within the ranges stated above. Based on information currently available to the Company, management believes that it is probable that the major responsible parties will fully pay the costs apportioned to them. Management believes that, based on its financial position and the estimated environmental accrual recorded, its remediation expense with respect to those sites is not likely to have a material adverse effect on its consolidated financial position or results of operations.

                             Postretirement Benefits

In 1998, the Company adopted Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." This statement standardizes the disclosure requirements for pensions and other postretirement benefits.

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

Retiree Health Care and Other Benefits: The Company also provides certain health care and other benefits to eligible retired employees and their spouses. Salaried participants generally become eligible for retiree health care benefits after reaching age 60 with ten years of service. Benefits, eligibility and cost-sharing provisions for hourly employees vary by location or bargaining unit. Generally, the medical plans are fully insured managed care plans. In 1993, the postretirement benefit plan was changed to share the cost of benefits with all retirees, resulting in an unrecognized benefit which is being amortized over the future service period of the active employees.

                                                                       Pension Benefits                Postretirement Benefits
(In thousands)                                                        1999          1998                 1999            1998
------------------------------------------------------------------------------------------------------------------------------------
Change in benefit obligation
Benefit obligation at beginning of year                            $125,356        $116,671          $   7,698       $   8,527
Service cost                                                          1,614           1,470                 57              54
Interest cost                                                         8,512           8,289                417             532
Amendments                                                               --             188                 --              --
Actuarial (gain)/loss                                                (5,510)          8,204             (1,437)           (764)
Benefits paid                                                        (8,551)         (9,466)              (602)           (651)
                                                                   -----------------------------------------------------------
Benefit obligation at end of year                                  $121,421        $125,356          $   6,133       $   7,698
                                                                   ===========================================================

Change in plan assets
Fair value of plan assets at beginning of year                     $129,727        $125,011          $      --       $      --
Actual return on plan assets                                         16,602          13,924                 --              --
Employer contribution                                                    25              --                 --              --
Benefits paid                                                        (8,293)         (9,209)                --              --
                                                                   -----------------------------------------------------------
Fair value of plan assets at end of year                           $138,061        $129,726          $      --       $      --
                                                                   ===========================================================

Reconciliation of funded status
Funded status                                                     $  16,640        $  4,370          $  (6,133)      $  (7,698)
Unrecognized net actuarial (gain)/loss                              (28,739)        (17,717)            (4,055)         (2,869)
Unrecognized prior service cost                                       3,157           3,749               (600)           (656)
Unrecognized net transition asset                                        70             221                 --              --
                                                                  ------------------------------------------------------------
Net amount of liabilities recognized                              $  (8,872)       $ (9,377)         $ (10,788)      $ (11,223)
                                                                  ============================================================

The amount recognized in the consolidated
 balance sheet consists of the following:
Accrued benefit liability                                         $  (8,872)       $ (9,377)         $ (10,788)      $ (11,223)
Additional minimum liability                                            (45)           (382)                --              --
Intangible asset                                                         45             382                 --              --
                                                                  ------------------------------------------------------------
Net amount of liabilities recognized                              $  (8,872)       $ (9,377)         $ (10,788)      $ (11,223)
                                                                  ============================================================

                                                                         Pension Benefits              Postretirement Benefits
                                                                    1999       1998       1997       1999       1998        1997
------------------------------------------------------------------------------------------------------------------------------------
Weighted-average assumptions as of December 31
Discount rate                                                       7.75%      6.75%      7.25%      7.75%      6.75%      7.25%
Expected return on plan assets                                      9.70%      9.70%      9.70%        N/A        N/A        N/A
Average rate of compensation increase                               4.50%      5.00%      5.00%        N/A        N/A        N/A

     Net periodic pension and postretirement benefit (income) costs from continuing operations for the plans, exclusive of enhanced early retirement and curtailment costs, includes the following components:

                                                                         Pension Benefits              Postretirement Benefits
(In thousands)                                                      1999       1998       1997       1999       1998       1997
------------------------------------------------------------------------------------------------------------------------------------
Components of net periodic benefit (income) cost
Service cost                                                    $  1,614    $ 1,470    $ 1,669      $  57      $  54      $  59
Interest cost                                                      8,512      8,288      8,219        417        532        606
Expected return on plan assets                                   (11,089)   (10,712)    (9,834)        --         --         --
Amortization of prior service cost                                   592        605        633        (56)       (56)       (59)
Recognized net actuarial (gain)                                       --        (53)      (145)      (251)      (136)      (118)
Amortization of transition obligation                                151        161        189         --         --         --
                                                               -----------------------------------------------------------------

Net periodic benefit (income) cost                              $   (220)  $   (241)  $    731      $ 167      $ 394      $ 488
                                                                ================================================================

     The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $2.8 million, $2.7 million, and $0, respectively, as of December 31, 1999 and $3.1 million, $3.0 million, and $0, respectively, as of December 31, 1998.

     Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one percentage-point change in assumed health care cost trend rates would have the following effects:

                                                                           1-Percentage                  1-Percentage
(In thousands)                                                            Point Increase                Point Decrease
----------------------------------------------------------------------------------------------------------------------

Effect on total of service and interest cost components                       $  13                         $  (12)

Effect on accumulated postretirement benefit obligation                       $ 108                         $  (97)


     The Company recognized curtailment expenses of $.3 million relating to the sale of the photofinishing businesses in 1998.

     Approximately $8.9 million and $9.8 million of the accrued pension cost and $10.2 million and $10.5 million of the accrued postretirement benefits for 1999 and 1998, respectively, are included in "Other long-term liabilities" in the accompanying consolidated balance sheet. Intangible pension assets of $.4 million for 1998 are included in "Other assets" in the accompanying consolidated balance sheet. Additionally, approximately $.6 million and $.7 million of the accrued postretirement benefits for 1999 and 1998, respectively, are included in "Accrued expenses" in the accompanying consolidated balance sheet.

     The Company is in the process of liquidating a pension plan related primarily to the UK photofinishing business sold in 1998. At December 31, 1999, the projected benefit obligation and accumulated benefit obligation under the plan were $4.9 million and the fair value of plan assets was $5.7 million.

     In the fourth quarter of 1999, the Company's Board of Directors approved a proposal to purchase non-participating annuity contracts from an insurance company to settle the Company's pension benefit obligation with respect to the retired salaried and hourly employees (the "Transaction") covered under its pension plans. The Company paid the annuity premium and transferred $74.6 million of pension assets to the insurance company on December 9, 1999. However, the underlying contract was not executed as of December 31, 1999. The Company will record the transaction once the contract is fully executed.

                          Information About Operations

During the fourth quarter of 1998, the Company adopted FAS 131. FAS 131 establishes standards for the reporting of information about operating segments in annual and interim financial statements and requires restatement of prior year information. Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. FAS 131 also requires disclosures about products and services, geographic areas and major customers. 1997 segment information has been restated to present the Company's two reportable segments -
(1) Imaging Supplies and (2) Specialty Coated and Label Products.

     The Imaging Supplies segment produces and sells copier and laser printer supplies (primarily toner, developer, remanufactured cartridges, and the distribution of paper) to distributors, original equipment manufacturers, and end users. The Specialty Coated and Label Products segment manufactures specialty coated paper and label products. These include various converted paper products sold primarily to domestic converters and re-sellers, end users and private label distributors.

     The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies Note to the Consolidated Financial Statements. Segment data does not include restructuring and other unusual items, and does not allocate all corporate costs and assets to the divisions. The Company evaluates the performance of its segments and allocates resources to them based on pretax income before restructuring and other unusual items.

     Sales between business segments are insignificant. Intrasegment sales between geographic areas are generally priced at the lowest price offered to unaffiliated customers.

     The Company's reportable segments are strategic business units grouped by product class. They are managed separately because each business requires different technology and marketing strategies. Due to similarities between the Label Product Division and Specialty Coated Product Division, they have been aggregated and reported as one reportable segment (Specialty Coated and Label Products).

The table below presents information about reported segments for the years ended December 31:

                                        Net Sales From               Pretax Income (Loss) From
                                     Continuing Operations             Continuing Operations              Identifiable Assets
--------------------------------------------------------------------------------------------------------------------------------
(In millions)                        1999     1998      1997         1999       1998       1997       1999       1998      1997
--------------------------------------------------------------------------------------------------------------------------------

By Reportable Segment
Imaging Supplies                   $ 56.7   $ 57.5    $ 66.5        $(1.1)    $ (2.0)    $ (3.6)    $ 21.6     $ 21.2    $ 22.9
Specialty Coated and Label
 Products                           113.9    110.2     106.6          9.0        9.3        7.6       50.8       47.0      43.7

Reconciling Items:
   Other (1)                           .2       .1        .1          (.2)       (.6)      (1.5)        .1        1.0        .6
   Corporate expenses and assets       --       --        --         (6.1)      (4.9)      (8.5)      57.1       64.1      30.8
   Restructuring and other unusual
    items                              --       --        --          1.3      (13.8)      (4.3)        --         --        --
   Discontinued operations             --       --        --           --         --         --         .8         .8      48.8

--------------------------------------------------------------------------------------------------------------------------------
Consolidated                       $170.8   $167.8    $173.2         $2.9     $(12.0)    $(10.3)    $130.4     $134.1    $146.8
--------------------------------------------------------------------------------------------------------------------------------

(1) Includes activity from operations which falls below the quantitative thresholds for a reportable segment.


Capital expenditures and depreciation and amortization by reportable segment are set forth below for the years ended December 31:

                                                 Capital Expenditures                             Depreciation & Amortization
--------------------------------------------------------------------------------------------------------------------------------
(In millions)                              1999         1998         1997                      1999         1998          1997
--------------------------------------------------------------------------------------------------------------------------------
By Reportable Segment
Imaging Supplies                          $3.0        $ 1.1         $ .8                      $1.9         $2.1          $2.3
Specialty Coated and Label Products        4.7          5.4          3.2                       3.9          3.7           3.7

Reconciling Items:
     Other (1)                              --           --           --                        .1           .2            .2
     Corporate                              .2           .2           .4                        .5           .8           1.4

--------------------------------------------------------------------------------------------------------------------------------
Consolidated                              $7.9         $6.7         $4.4                      $6.4         $6.8          $7.6
--------------------------------------------------------------------------------------------------------------------------------

(1) Includes activity from operations which falls below the quantitative thresholds for a reportable segment.

The following is information by geographic area as of and for the years ended December 31:

                                                               Net Sales From
                                                             Continuing Operations                    Long-Lived Assets
--------------------------------------------------------------------------------------------------------------------------------
(In millions)                                           1999         1998         1997         1999         1998          1997
--------------------------------------------------------------------------------------------------------------------------------

By Geographic Area
United States                                        $170.5       $167.5       $172.4        $40.4        $39.3       $  38.7
Europe                                                   .3           .3           .8            -           .4            .5

Reconciling Items:
     Discontinued Operations                              -            -            -           .8           .8          48.7
     Deferred tax assets                                  -            -            -          9.7         10.2          13.1

-------------------------------------------------------------------------------------------------------------------------------
Consolidated                                         $170.8       $167.8       $173.2        $50.9        $50.7        $101.0
-------------------------------------------------------------------------------------------------------------------------------

                                Subsequent Events

In the fourth quarter of 1999, the Company's Board of Directors approved a proposal to purchase non-participating annuity contracts from an insurance company to settle the Company's pension benefit obligation with respect to the retired salary and hourly employees (the "Transaction") covered under its pension plans. The Company paid the annuity premium and transferred $74.6 million of pension assets to the insurance company on December 9, 1999. However, the underlying contract was not executed as of December 31, 1999. The Company will record the transaction once the contract is fully executed.

     In the first quarter of 2000, the Company executed purchase and sale agreements with third parties with respect to the sale of certain real estate located at 44 Franklin Street in Nashua, N.H.

     On February 8, 2000, the Company announced its plan to discontinue its remanufactured laser cartridge product line by March 31, 2000. The remanufactured laser cartridge operation is included in the Company's Imaging Supplies segment.

                      Common Stock Information (Unaudited)

The Company's stock is traded on the New York Stock Exchange. At December 31, 1999, there were 1,268 record holders of the Company's common stock.

Report of Independent Accountants
To the Board of Directors and Shareholders of Nashua Corporation:


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and retained earnings and of cash flows present fairly, in all material respects, the financial position of Nashua Corporation and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PricewaterhouseCoopers LLP
Boston, Massachusetts

February 18, 2000

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On March 10, 2000, PricewaterhouseCoopers LLP ("PricewaterhouseCoopers") informed the Company that it did not intend to stand for reappointment as the Company's independent public accountants for the year 2000. On March 13, 2000, with the approval of the Audit/Finance and Investment Committee and the concurrence of the Board of Directors, the Company engaged Ernst & Young LLP ("Ernst & Young") as the Company's independent public accountants for the year 2000.

     Prior to their engagement, neither the Company nor anyone on behalf of the Company had consulted Ernst & Young regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the financial statements of the Company or any matter that was either the subject of a disagreement, within the meaning of Item 304(a)(1)(iv) of Regulation S-K, or any reportable event, as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

     PricewaterhouseCoopers' reports on the financial statements of the Company for each of the past two fiscal years did not contain any adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principle.

     In connection with the audits by PricewaterhouseCoopers of the Company's financial statements for the Company's two most recent fiscal years, and the subsequent interim periods, there were no disagreements with PricewaterhouseCoopers on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of PricewaterhouseCoopers, would have caused them to make reference thereto in their report on the financial statements for such years.

     The Company has requested that PricewaterhouseCoopers furnish it with a letter addressed to the Securities and Exchange Commission stating whether or not it agrees with the above statements. A copy of such letter dated March 15, 2000 is filed as Exhibit 16 to the Company's 8-K report filed on March 15, 2000.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS OF THE REGISTRANT

     In accordance with the Company's bylaws, the Board of Directors has fixed at seven the number of directors of the Company. Nashua's directors are elected annually by the stockholders and hold office until their successors are elected and qualified or until their death, resignation or removal. Vacancies and newly created directorships resulting from any increase in the authorized number of directors may be temporarily filled until the next annual meeting of stockholders of the Company by vote of a majority of the directors then in office.

     The table below includes information for each director as of March 3, 2000 with respect to (a) his name and age; (b) position and offices at Nashua; (c) principal occupation and business experience during the past five years; (d) directorships, if any, of other publicly held companies and (e) the year he became a director of Nashua.

                                      DIRECTOR
NAME                         AGE       SINCE                BUSINESS EXPERIENCE
----                         ---      --------              -------------------

Sheldon A. Buckler           68        1994       Dr. Buckler has been Chairman of the Board of Lord Corporation (technology based manufacturing company) since January 1, 2000. He also has been Chairman of the
                                                  Board of the Massachusetts Eye and Ear Infirmary (a Harvard Medical School
                                                  teaching hospital) since December 1996. Dr. Buckler was Chairman of the Board of
                                                  Commonwealth Energy System (a supplier of energy products) from May 1995 through
                                                  1999. Dr. Buckler is a Director of Parlex Corporation and NSTAR Corporation.

Gerald G. Garbacz            63        1996       Mr. Garbacz has been Chairman of the Board of Nashua Corporation since June 14,
                                                  1996 and President and Chief Executive Officer since January 2, 1996. From 1994 through 1995, Mr. Garbacz was a private investor. He was Chairman and Chief
                                                  Executive Officer of Baker & Taylor Inc. (information distribution) from 1992 to
                                                  1994. Mr. Garbacz is a Director of Hollingsworth & Vose Company.

Charles S. Hoppin            68        1979       Mr. Hoppin has been Senior Counsel to the law firm of Davis Polk & Wardwell since January 1999. He was a partner of Davis Polk & Wardwell from prior to 1995 through December 1998.

John M. Kucharski            64        1988       On February 1, 1999, Mr. Kucharski retired as Chairman of the Board of EG&G,
                                                  Inc. (technical and scientific products and services), a position which he had held from 1988. He was Chief Executive Officer of EG&G, Inc. from 1987 through
                                                  1998 and President from 1986 until February 1998. Mr. Kucharski is a Director of
                                                  New England Electric System and State Street Boston Corporation.

David C. Miller, Jr.         57        1996       Mr. Miller has been President and Chief Executive Officer of ParEx, Inc.
                                                  (privately held investment company) since December 1994. From 1994 through 1995,
                                                  Mr. Miller also served as President of Kennedy International Consulting, Inc. He
                                                  is also Chairman and President, Special Operations Fund, and a Director of
                                                  Georgetown University's Institute for the Study of Diplomacy.

Peter J. Murphy              51        1997       Mr. Murphy has been Chief Executive Officer of Parlex Corporation (electrical components) since July 1997, President since July 1995 and a Director since
                                                  March 1994. He was Chief Operating Officer and Executive Vice President of
                                                  Parlex Corporation from May 1994 to July 1995. Prior to his employment with
                                                  Parlex Corporation, Mr. Murphy was President of Teledyne Electro-Mechanisms, a
                                                  manufacturer of flexible circuits.

James F. Orr III             57        1989       Mr. Orr retired as Chairman, Chief Executive Officer and President of UNUM
                                                  Corporation (insurance) in November 1999. He had been Chairman since February
                                                  1988, and Chief Executive Officer and President since September 1987.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information regarding the executive officers of Nashua as of March 3, 2000:

NAME                            AGE         POSITION
----                            ---         --------

Gerald G. Garbacz               63          Chairman, President and Chief Executive Officer
John L. Patenaude               50          Vice President-Finance and Chief Financial Officer
John J. Ireland                 48          Vice President/President, Specialty Coated Products Division
Joseph R. Matson                52          Vice President, Corporate Controller
Peter C. Anastos                38          Vice President, General Counsel and Secretary
Donna J. DiGiovine              38          Vice President/President, Toner and Developer Products

     Mr. Garbacz has been Chairman of the Board of Nashua since June 1996 and its President and Chief Executive Officer since January 1996. He was a private investor from 1994 through 1995.

     Mr. Patenaude has been the Vice President - Finance, Chief Financial Officer of Nashua since May 1998. He was Treasurer of Nashua from May 1998 to October 1999. From July 1996 to May 1998, he was Assistant Treasurer of the Company and from 1991 to July 1996 he was the Director of Taxes of the Company.

     Mr. Ireland has been a Vice President of Nashua since November 1995, President of the Specialty Coated Products Division since April 1998 and its General Manager since April 1994.

     Mr. Matson has been a Vice President of Nashua since May 1998 and its Corporate Controller since July 1988.

     Mr. Anastos has been Vice President, General Counsel and Secretary of Nashua since May 1998. He was Associate General Counsel of Nashua from December 1996 to May 1998. From June 1995 to December 1996 he served as Group Counsel of the Company and prior to June 1995, Mr. Anastos was Associate Counsel of the Company.

     Ms. DiGiovine has been a Vice President of Nashua and President of Toner and Developer Products since December 1999 and its General Manager since April 1999. She was Director of Marketing for the Imaging Supplies segment from September 1998 to April 1999 and its Manager of Consumer Product Marketing from July 1996 to September 1998. Prior to 1996, Ms DiGiovine held various marketing positions with Avery Dennison Corporation, a producer of pressure sensitive adhesives and materials and consumer and converted products.

     Executive officers are generally elected to their offices each year by the Board of Directors shortly after the Annual Meeting of Shareholders.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's directors, executive officers and holders of more than 10% of the Company's common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of the common stock and other equity securities of the Company. Such persons are required by regulations promulgated by the Securities and Exchange Commission to furnish the Company with copies of all Section 16(a) forms filed by such person with respect to the Company. Based solely on its review of copies of reports filed pursuant to Section 16(a) of the Exchange Act, or written representations from persons required to file such reports ("Reporting Persons"), the Company believes that all such filings required to be made by such Reporting Persons during fiscal 1999 were timely made in accordance with the requirements of the Exchange Act.

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth the compensation for the fiscal years ended December 31, 1999, 1998 and 1997 for the Company's Chief Executive Officer and four most highly compensated executive officers whose total annual salary and bonus exceeded $100,000 in 1999 (collectively, the "Named Executive Officers").

SUMMARY COMPENSATION TABLE

                                                                 Long-Term
                                              Annual Compensation          Compensation Awards
                                             ---------------------   -------------------------------
                                                                        Performance       Securities
                                                                      Based Restricted    Underlying      All Other
Name and Principal Position          Year    Salary($)    Bonus($)   Stock Awards($)(1)   Options(#)  Compensation($)(2)
---------------------------          ----    ---------    --------   ------------------   ----------  ------------------

Gerald G. Garbacz ..............     1999     350,000          --         69,750(3)         60,000          10,956
 Chairman, President                 1998     384,596          --        400,000(4)             --          20,342
 and Chief Executive Officer         1997     410,000          --             --            90,000          16,262


John J. Ireland ................     1999     230,307      75,738             --            25,000           4,941
 Vice President                      1998     199,154     144,520        223,750(5)(6)          --           5,290
 Specialty Coated Products           1997     190,000      38,000             --            15,000           4,260
 Division


John L. Patenaude (7) ..........     1999     165,000      20,328             --            25,000           4,685
 Vice President-Finance and          1998     156,058      38,426(8)     326,250(6)(9)          --           4,393
 Chief Financial Officer


Joseph R. Matson ...............     1999     150,000       9,600             --            10,000           5,648
 Vice President,                     1998     151,038       7,250             --             5,000           6,211
 Corporate Controller                1997     145,000          --        139,375(10)         7,000           4,962


Bruce T. Wright (11) ...........     1999     140,000      13,440             --            20,000(12)       4,642
 Vice President -                    1998     155,204       7,915             --            10,000           5,567
 Human Resources                     1997     165,000          --        209,063(12)        25,000           4,517

(1) Market value of performance based restricted shares on the date of grant. As of December 31, 1999, the market value (based on the closing price on the New York Stock Exchange of Nashua's common stock on such date ($7.50) and number of performance based restricted shares were: Mr. Garbacz - $1,087,500 (145,000 shares, excluding 9,000 shares granted on February 25, 2000); Mr. Ireland - $112,500 (15,000 shares); Mr. Patenaude - $150,000
     (20,000 shares); Mr. Matson - $75,000 (10,000 shares); and Mr. Wright - $300,000 (40,000 shares).

(2) The amounts listed consist of Company contributions to the Employees' Savings Plan, life insurance income and cash payments in lieu of medical benefits. In 1999, these amounts were:

     (a) as to the Employees' Savings Plan - Mr. Garbacz, $5,000; Mr. Ireland, $3,904; Mr. Patenaude, $3,492; Mr. Matson, $4,583; and Mr. Wright, $4,032.

     (b) as to life insurance income - Mr. Garbacz, $5,176; Mr. Ireland, $1,037; Mr. Patenaude, $1,193; Mr. Matson, $1,065; and Mr. Wright, $610.

     (c)  as to cash payments in lieu of medical benefits - Mr. Garbacz, $780.

(3) Consists of 9,000 shares of restricted stock (granted on February 25, 2000 when the price of Nashua shares was $7.75), 4,500 shares of which will vest on December 31, 2000 if Mr. Garbacz is an employee of the Company at such time and the remaining 4,500 shares of which will vest on December 31, 2001 if Mr. Garbacz is an employee of the Company at such time, provided that 100% will vest in the event of a change of control as defined in Mr. Garbacz's Change of Control and Severance Agreement dated June 24, 1998. Dividends, if any, will accumulate on such restricted stock and be paid when and if the underlying shares vest.

(4) Consists of 25,000 shares of performance based restricted stock (granted when the price of Nashua shares was $16.00), 12,500 shares of which will vest when the average closing price over a ten trading day period of Nashua shares (the "Ten Day Average Closing Price") reaches $21.00; and 12,500 shares of which will vest when the Ten Day Average Closing Price reaches $23.00. However, any shares which have not vested upon the earlier of (i) December 15, 2003 or (ii) termination of employment, will be forfeited. Dividends, if any, will accumulate on such performance based restricted stock and be paid when and if the underlying shares vest.

(5) Consists of 5,000 shares of performance based restricted stock (granted when the price of Nashua shares was $12.75), 2,500 shares of which will vest when the Ten Day Average Closing Price reaches $18.00; and 2,500 shares of which will vest when the Ten Day Average Closing Price reaches $20.00. However, any shares which have not vested upon the earlier of (i) February 25, 2003 or (ii) termination of employment, will be forfeited. Dividends, if any, will accumulate on such performance based restricted stock and be paid when and if the underlying shares vest.

(6) Consists of 10,000 shares of performance based restricted stock (granted when the price of Nashua shares was $16.00), 5,000 shares of which will vest when the Ten Day Average Closing Price reaches $21.00; and 5,000 shares of which will vest when the Ten Day Average Closing Price reaches $23.00. However, any shares which have not vested upon the earlier of (i) December 15, 2003 or (ii) termination of employment, will be forfeited. Dividends, if any, will accumulate on such performance based restricted stock and be paid when and if the underlying shares vest.

(7)  Mr. Patenaude became an executive officer of the Company in May 1998.

(8) Includes market value of performance based restricted stock as of the date the performance target was met and such stock was acquired.

(9) Consists of 10,000 shares of performance based restricted stock (granted when the price of Nashua shares was $16.625), 5,000 shares of which will vest when the Ten Day Average Closing Price reaches $19.00; and 5,000 shares of which will vest when the Ten Day Average Closing Price reaches $21.00. However, any shares which have not vested upon the earlier of (i) May 12, 2003 or (ii) termination of employment, will be forfeited. Dividends, if any, will accumulate on such performance based restricted stock and be paid when and if the underlying shares vest.

(10) Consists of 10,000 shares of performance based restricted stock (granted when the price of Nashua shares was $13.9375), 5,000 shares of which will vest when the Ten Day Average Closing Price reaches $20.00; and 5,000 shares of which will vest when the Ten Day Average Closing Price reaches $25.00. However, any shares which have not vested upon the earlier of (i) October 24, 2002 or (ii) termination of employment, will be forfeited. Dividends, if any, will accumulate on such performance based restricted stock and be paid when and if the underlying shares vest.

(11) Mr. Wright left the Company on January 28, 2000.

(12) As a result of Mr. Wright's resignation, these options were forfeited and the shares of restricted stock representing the amount shown were forfeited.

STOCK OPTIONS

     The following table sets forth certain information as to options granted during 1999 to the Named Executive Officers. In accordance with SEC rules, also shown are the hypothetical gains or "option spreads", on a pretax basis, that would exist for the respective options. These gains are based on assumed rates of annual compound stock price appreciation of 5% and 10% from the date the options were granted over the full option term. To put this data into perspective, the resulting Nashua stock prices for a grant expiring on 12/17/2009 would be $10.79 at a 5% rate of appreciation and $17.18 at a 10% rate of appreciation.

OPTION GRANTS IN YEAR ENDED DECEMBER 31, 1999

                         Number of                                                     Potential Realizable Value
                         Securities                                                      At Assumed Annual Rates
                         Underlying                                                    of Stock Price Appreciation
                          Options        Percent of Total   Exercise or                       for Option Term
                          Granted       Options Granted to  Base Price     Expiration  ---------------------------
Name                      (#)(1)        Employees in 1999    ($/Share)        Date          5%($)        10%($)
----                     ----------     ------------------  -----------    ----------       -----        ------

Gerald G. Garbacz         60,000              22.3             6.625       12/17/2009      249,986      633,513
John J. Ireland           25,000               9.3             6.625       12/17/2009      104,161      263,964
John L. Patenaude         25,000               9.3             6.625       12/17/2009      104,161      263,964
Joseph R. Matson          10,000               3.7             6.625       12/17/2009       41,664      105,585
Bruce T. Wright           20,000(2)            7.4             6.625       12/17/2009       83,329      211,171

-----------------


(1) 50% of these options become exercisable on 12/17/2000; 50% become exercisable on 12/17/2001.
(2) As a result of Mr. Wright's resignation on January 28, 2000, these options were forfeited.

     The following table sets forth information regarding stock options held at the end of fiscal 1999 by the Named Executive Officers:

AGGREGATED OPTION EXERCISES IN 1999 AND FISCAL YEAR-END OPTION VALUES

                                                               Number of Securities               Value ($) of Unexercised,
                                                              Underlying Unexercised              In-The-Money, Options at
                                                            Options at Fiscal Year-End               Fiscal Year End(2)
                                                           ---------------------------          ---------------------------
Name(1)                                                    Exercisable   Unexercisable          Exercisable  Unexercisable
-------                                                    -----------   -------------          -----------  -------------

Gerald G. Garbacz .................................          90,000          60,000                  0          52,500

John J. Ireland ...................................          33,500          25,000                  0          21,875

John L. Patenaude .................................          14,500          25,000                  0          21,875

Joseph R. Matson ..................................          24,400          10,000                  0           8,750

Bruce T. Wright ...................................          50,000          20,000(3)               0          17,500

------------------

(1)  No options were exercised during 1999 by any of the Named Executive
     Officers.

(2) Represents the difference between the closing price on the New York Stock Exchange of Nashua's common stock on December 31, 1999 ($7.50) and the exercise price of the options, multiplied by the number of shares subject to such options.

(3) As a result of Mr. Wright's resignation on January 28, 2000, these options were forfeited.

PENSION PLAN

     The following table shows the estimated annual benefits payable upon retirement under the Nashua Corporation Retirement Plan for Salaried Employees (the "Retirement Plan"), which includes the Named Executive Officers:

ESTIMATED PENSION BENEFITS

   Average Annual                                              Years of Service
 Compensation from                 -------------------------------------------------------------------------
  January 1, 1994                                                                                   25 or
   To Retirement                  5 Years         10 Years       15 Years         20 Years       more years
--------------------              --------        --------       --------         --------       ----------
     $125,000                     $ 11,930         $ 23,859       $ 35,789        $ 47,718        $ 56,648
      250,000                       25,670           51,359         77,039         102,718         128,398
      375,000                       39,430           78,859        118,289         157,718         197,148
      500,000                       53,180          106,359        159,539         212,718         265,898
      625,000                       66,930          137,859        200,789         267,718         334,648
      750,000                       80,680          161,359        242,039         322,718         403,398
      875,000                       94,430          188,859        263,289         377,718         472,148
    1,000,000                      108,180          216,359        324,539         432,718         540,898

     Compensation covered by the Retirement Plan generally refers to total annual cash compensation, including salary and bonus, but excluding certain items such as the value of stock option awards and employer allocations to the Company's Employees' Savings Plan. As of December 31, 1999, the Named Executive Officers had the following years of service credited under the Retirement Plan:
Mr. Garbacz, 3 years; Mr. Ireland, 4.5 years; Mr. Patenaude, 7 years; Mr. Matson, 14 years; and Mr. Wright, 4 years.

     The estimated annual benefits shown above are subject to an offset for 50% of a participant's primary Social Security benefit. Benefits as shown above, minus the 50% offset for Social Security benefit, are available for participants whose pensions start after reaching age 65. Participants who have five or more years of service are eligible to receive pensions after reaching age 60 and participants who have ten or more years of service are eligible to receive pensions after reaching age 55, but payments are reduced 4.2% per year for each year that a recipient starts receiving benefits earlier than at age 65. Payments are further reduced for participants who began their credited service before age 40 and terminate employment with Nashua before reaching age 55.

     The Employee Retirement Income Security Act of 1974 places limitations on pensions which may be paid under plans qualified under the Internal Revenue Code. Amounts exceeding such limitations may be paid outside of qualified plans. Nashua has a Supplemental Unfunded Excess Retirement Benefit Plan providing for the payment of such amounts to certain of its employees, including Messrs. Garbacz, Ireland, Patenaude, Matson and Wright.

COMPENSATION OF DIRECTORS

     Non-employee members of the Board of Directors receive an annual retainer payable in shares of Nashua's common stock with a market value of $15,000 on the date of grant effective as of the first day following their election to the Board. They also receive $1,000 in cash plus expenses for each Board meeting or Board committee meeting attended and each year are awarded options to purchase 1,000 shares of common stock having an exercise price equal to the fair market value of such shares on the date of award under the provisions of Nashua's 1996 Stock Incentive Plan. The Lead Director is compensated with an additional $7,500 annually in cash.

SEVERANCE AGREEMENTS

     The Company has entered into severance agreements with Messrs. Garbacz, Ireland, Patenaude and Matson in order to ensure their continued service to Nashua in the event of a change in control of Nashua. Such severance agreements provide that upon termination of employment under certain circumstances within three years after a change in control of Nashua, the employee would receive severance pay equal to three times the sum of his annual salary and bonus. In addition, each employee can terminate his employment after a change in control of Nashua and receive such severance pay if he determines in good faith that any assignment of duties is inconsistent with his duties prior to a change of control or certain action by the Company results in a diminution in position, duties, authority or responsibilities. If the employment of any of such employees is terminated by the Company apart from the circumstances above for reasons other than misconduct, the executive would receive one year's salary. In addition, the agreements provide for the continuation for specified periods of certain other benefits upon severance. The Company had entered into a similar severance agreement with Mr. Wright, who resigned as an employee of the Company on January 28, 2000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

     The following table shows the number of shares and percentage of Nashua's common stock beneficially owned by all persons known to Nashua to be the beneficial owners of more than 5% of its common stock, as of March 3, 2000:

                                                                                                AMOUNT AND           PERCENT OF
                                                                                           NATURE OF BENEFICIAL     COMMON STOCK
NAME OF BENEFICIAL OWNER                                                                       OWNERSHIP(1)         OUTSTANDING
------------------------                                                                   --------------------     ------------

Gabelli Funds, LLC/GAMCO Investors, Inc./Gabelli
  International II Limited/Gabelli Advisers, Inc./
  Gabelli Group Capital Partners, Inc./Gabelli Asset
  Management Inc./Marc J. Gabelli/Mario J. Gabelli ..................................          1,055,899(a)            18.0%
  One Corporate Center, Rye, NY  10580

Dimensional Fund Advisors Inc. ......................................................            479,800(b)             8.2%
1299 Ocean Avenue, Santa Monica, CA  90401

The TCW Group, Inc./Robert Day ......................................................            434,900(c)             7.4%
  865 South Figueroa Street, Los Angeles, CA 90017

Franklin Resources, Inc./Charles B. Johnson/Rupert H.
  Johnson, Jr./Franklin Advisory Services, LLC ......................................            429,200(d)             7.3%
  777 Mariners Island Boulevard, San Mateo, CA  94404

David L. Babson and Company Incorporated ............................................            382,200(e)             6.5%
  One Memorial Drive, Cambridge, MA 02142-1300

Fleet Boston Corporation ............................................................            346,574(f)             5.9%
  One Federal Street, Boston, MA 02110

-----------------

(1) The number of shares beneficially owned is determined under rules promulgated by the Securities and Exchange Commission, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which an individual or group has sole or shared voting power or investment power and also any shares which an individual or group has the right to acquire within 60 days of March 3, 2000 through the conversion of any convertible note or the exercise of any stock option, warrant or other right. The inclusion herein of such shares, however, does not constitute an admission that the named stockholder is a direct or indirect beneficial owner of such shares. Unless otherwise indicated, each person or group named in the table has sole voting or investment power (or shares power with his or her spouse) with respect to all shares of capital stock listed as owned by such person or entity.

(a) Information is based on a joint Schedule 13D (Amendment No. 21) dated March 3, 2000, furnished by such beneficial owners which are affiliated with one another. Gabelli Funds, LLC owns 278,000 shares for which it has sole voting power and sole dispositive power. GAMCO Investors, Inc. owns 756,899 shares, for which it has sole voting power as to 753,399 shares and sole dispositive power. Gabelli International II Limited owns 15,000 shares for which it has sole voting power and sole dispositive power. Gabelli Advisers, Inc. owns 6,000 shares for which it has sole voting power and sole dispositive power.

(b) Information is based on Schedule 13G dated February 11, 2000, furnished by such beneficial owner. Dimensional Fund Advisors Inc. ("Dimensional") has sole voting and sole dispositive power with respect to these shares. Dimensional, an investment advisor registered under Section 203 of the Investment Advisors Act of 1940, furnishes investment advice to four investment companies registered under the Investment Company Act of 1940, and serves as investment manager to certain other commingled group trusts and separate accounts. These investment companies, trusts and accounts are the "Funds". In its role as investment advisor or manager, Dimensional possesses voting and/or investment power over the securities of Nashua that are owned by the Funds. All securities reported are beneficially owned by the Funds. Dimensional disclaims beneficial ownership of such securities.

(c) Information is based on Schedule 13G (Amendment No. 4), dated February 11, 2000, furnished by such beneficial owners. The TCW Group, Inc. and Robert Day have shared voting and shared dispositive power with respect to such shares.

(d) Information is based on Schedule 13G (Amendment No. 2) dated January 26, 2000, furnished by such beneficial owners. Franklin Advisory Services, LLC has sole voting and sole dispositive power with respect to such shares.

(e) Information is based on Schedule 13G (Amendment No. 1) dated February 4, 2000, furnished by such beneficial owner. David L. Babson and Company Incorporated has sole voting and sole dispositive power with respect to such shares.

(f) Information is based on Schedule 13G dated February 14, 2000, furnished by such beneficial owner. Fleet Boston Corporation has sole voting power as to 198,400 shares, shared voting power as to 6,374 shares and sole dispositive power as to 340,200 shares.

SECURITY OWNERSHIP OF MANAGEMENT

     The following table shows the number of shares and percentage of Nashua's common stock beneficially owned by each director and nominee for director, the Named Executive Officers and by all directors and executive officers of Nashua as a group, as of March 3, 2000:

                                                                       AMOUNT AND NATURE OF     PERCENT OF COMMON
       NAME                                                           BENEFICIAL OWNERSHIP(1)   STOCK OUTSTANDING
       ----                                                           -----------------------   -----------------

       Sheldon A. Buckler .......................................           12,589(2)                    *
       Gerald G. Garbacz ........................................          281,612(3)(10)              4.8%
       Charles S. Hoppin ........................................           13,589(2)                    *
       John J. Ireland ..........................................           49,142(4)(10)                *
       John M. Kucharski ........................................           14,089(2)                    *
       Joseph R. Matson .........................................           33,580(5)(10)
       David C. Miller, Jr ......................................            8,589(2)(6)                 *
       Peter J. Murphy ..........................................            6,652(2)                    *
       James F. Orr III .........................................           15,589(2)                    *
       John L. Patenaude ........................................           37,110(7)(10)                *
       Bruce T. Wright ..........................................           52,938(8)(10)                *
       Directors and Executive Officers
          as a group (12 persons)  ..............................          505,541(9)(10)(11)          8.6%

------------------


*Less than 1% of outstanding shares of common stock

(1) Information as to the interests of the respective nominees has been furnished in part by them. The number of shares beneficially owned is determined under rules promulgated by the Securities and Exchange Commission, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which an individual or group has sole or shared voting power or investment power and also any shares which an individual or group has the right to acquire within 60 days of March 3, 2000 through the conversion of any convertible note or the exercise of any stock option, warrant or other right. The inclusion herein of such shares, however, does not constitute an admission that the named stockholder is a direct or indirect beneficial owner of such shares. Unless otherwise indicated, each person or group named in the table has sole voting or investment power (or shares power with his or her spouse) with respect to all shares of capital stock listed as owned by such person or entity.

(2) Includes shares each non-employee director has a right to acquire through stock options which are exercisable within 60 days of March 3, 2000 - Mr. Buckler, 5,000 shares; Mr. Hoppin, 7,000 shares; Mr. Kucharski, 7,000 shares; Mr. Miller, 4,000 shares; Mr. Murphy, 3,000 shares; and Mr. Orr, 7,000 shares.

(3) Includes 90,000 shares Mr. Garbacz has a right to acquire through stock options which are exercisable within 60 days of March 3, 2000. Also includes 120,000 shares of performance based restricted stock, 60,000 shares of which will vest when the average closing price over a ten trading day period of Nashua shares (the "Ten Day Average Closing Price") reaches $19.00; and 60,000 shares of which will vest when the Ten Day Average Closing Price reaches $21.00. However, any shares which have not vested upon the earlier of (i) October 24, 2002 or (ii) termination of employment, will be forfeited. Also includes 25,000 shares of performance based restricted stock, 12,500 shares of which will vest when the Ten Day Average Closing Price reaches $21.00; and 12,500 shares of which will vest when the Ten Day Average Closing Price reaches $23.00. However, any shares which have not vested upon the earlier of (i) December 15, 2003 or (ii) termination of employment, will be forfeited. Also includes 9,000 shares of restricted stock, 4,500 shares of which will vest on December 31, 2000 if Mr. Garbacz is an employee of the Company at such time and the remaining 4,500 shares of which will vest on December 31, 2001 if Mr. Garbacz is an employee of the Company at such time, provided that 100% will vest in the event of a change of control as defined in Mr. Garbacz's Change of Control and Severance Agreement dated June 24, 1998.

(4) Includes 33,500 shares Mr. Ireland has a right to acquire through stock options which are exercisable within 60 days of March 3, 2000. Also includes 5,000 shares of performance based restricted stock, 2,500 shares of which will vest when the Ten Day Average Closing Price reaches $18.00; and 2,500 shares of which will vest when the Ten Day Average Closing Price reaches $20.00. However, any shares which have not vested upon the earlier of (i) February 25, 2003 or (ii) termination of employment, will be forfeited. Also includes 10,000 shares of performance based restricted stock, 5,000 shares of which will vest when the Ten Day Average Closing Price reaches $21.00; and 5,000 shares of which will vest when the Ten Day Average Closing Price reaches $23.00. However, any shares which have not vested upon the earlier of (i) December 15, 2003 or (ii) termination of employment, will be forfeited.

(5) Includes 22,700 shares Mr. Matson has a right to acquire through stock options which are exercisable within 60 days of March 3, 2000. Also includes 10,000 shares of performance based restricted stock, 5,000 shares of which will vest when the Ten Day Average Closing Price reaches $20.00; and 5,000 shares of which will vest when the Ten Day Average Closing Price reaches $25.00. However, any shares which have not vested upon the earlier of (i) October 24, 2002 or (ii) termination of employment, will be forfeited.

(6)  Includes 1,395 shares held by Mr. Miller's spouse.

(7) Includes 14,500 shares Mr. Patenaude has a right to acquire through stock options which are exercisable within 60 days of March 3, 2000. Also includes 10,000 shares of performance based restricted stock, 5,000 shares of which will vest when the Ten Day Average Closing Price reaches $19.00; and 5,000 shares of which will vest when the Ten Day Average Closing Price reaches $21.00. However, any shares which have not vested upon the earlier of (i) May 12, 2003 or (ii) termination of employment, will be forfeited. Also includes 10,000 shares of performance based restricted stock, 5,000 shares of which will vest when the Ten Day Average Closing Price reaches $21.00; and 5,000 shares of which will vest when the Ten Day Average Closing Price reaches $23.00. However, any shares which have not vested upon the earlier of (i) December 15, 2003 or (ii) termination of employment, will be forfeited.

(8) Includes 50,000 shares Mr. Wright has a right to acquire through stock options which are exercisable within 60 days of March 3, 2000.

(9) Includes 205,200 shares which the directors and executive officers of Nashua have the right to acquire through stock options which are exercisable within 60 days of March 3, 2000.

(10) Includes shares held in trust under the Company's Employees' Savings Plan under which each participating employee has voting power as to the shares in his account. As of March 3, 2000, 2,612 shares are held in trust for Mr. Garbacz's account; 642 shares are held in trust for Mr. Ireland's account; 1,610 shares are held in trust for Mr. Patenaude's account; 880 shares are held in trust for Mr. Matson's account; 2,238 shares are held in trust for Mr. Wright's account; and 5,744 shares are held in trust for the accounts of all directors and executive officers as a group. No director other than Mr. Garbacz participates in the Plan.

(11) Includes 219,000 shares of performance based restricted stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  The following documents are included in Item 8 of Part II of this Form
     10-K:

     (1)  Financial statements:                                                                      Page
          --------------------
          Consolidated statements of operations and retained earnings for each of the
            three years in the period ended December 31, 1999                                         18
          Consolidated balance sheets at December 31, 1999 and December 31, 1998                      19
          Consolidated statements of cash flows for each of the three years in the
            period ended December 31, 1999                                                            20
          Notes to consolidated financial statements                                                  21-36
          Report of independent accountants                                                           37

     (2)  Financial statement schedule:
          ----------------------------
          Report of independent accountants on financial statement schedule
          Schedule II - Valuation and qualifying accounts for each of the three years in the period ended December 31, 1999

     The financial statement schedule should be read in conjunction with the financial statements included in Item 8 of Part II of this Form 10-K. All other schedules have been omitted as they are not applicable, not required, or the information is included in the consolidated financial statements or notes thereto.

     (3)  EXHIBITS:

     3.01 Composite Certificate of Incorporation of the Company, as amended. Exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1989 and incorporated herein by reference.

     3.02 By-laws of the Company, as amended. Exhibit to the Company's Form 10-Q for the quarterly period ended April 2, 1999 and incorporated herein by reference.

     4.01 Loan Agreement between the Company and Fleet Bank-NH, dated April 22, 1999. Exhibit to the Company's Form 10-Q for the quarterly period ended April 2, 1999 and incorporated herein by reference.

     4.02 Revolving Credit Promissory Note between the Company and Fleet Bank-NH, dated as of April 22, 1999. Exhibit to the Company's Form 10-Q for the quarterly period ended April 2, 1999 and incorporated herein by reference.

     4.03 Security Agreement between the Company and Fleet Bank-NH, dated as of April 22, 1999. Exhibit to the Company's Form 10-Q for the quarterly period ended April 2, 1999 and incorporated herein by reference.

     4.04 Rights Agreement, dated as of July 19, 1996, between the Company and The First National Bank of Boston, as Rights Agent, which includes as Exhibit A the Form of Certificate of Designations, as Exhibit B the Form of Rights Certificate, and as Exhibit C the Summary of Rights to Purchase Preferred Stock. Exhibit to the Company's Form 8-K dated August 28, 1996 and incorporated herein by reference.

     4.05 Amendment No. 1 to the Company's Rights Agreement effective as of June 24, 1998. Exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference.

     4.06 Amendment No. 2 to the Company's Rights Agreement effective as of December 15, 1998. Exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference.

     4.07 Amendment No. 3 to the Company's Rights Agreement, dated as of April 30, 1999. Exhibit to the Company's Form 10-Q for the quarterly period ended April 2, 1999 and incorporated herein by reference.

     10.01 1987 Stock Option Plan of the Company. Exhibit to the Company's Proxy Statement dated March 24, 1987 and incorporated herein by reference.

     10.02 Amendments to the 1987 Stock Option Plan of the Company effective as of April 28, 1989. Exhibit to the Company's Form 10-Q for the quarterly period ended June 30, 1989 and incorporated herein by reference.

     10.03 Amendments to the 1987 Stock Option Plan of the Company effective October 24, 1997. Exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.

     10.04 1993 Stock Incentive Plan of the Company. Exhibit to the Company's Proxy Statement dated March 19, 1993 and incorporated herein by reference.

     10.05 1996 Stock Incentive Plan of the Company. Exhibit to the Company's Proxy Statement dated May 15, 1996 and incorporated herein by reference.

     10.06 Amended 1996 Stock Incentive Plan of the Company effective December 15, 1998. Exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference.

     10.07 Amended 1996 Stock Incentive Plan of the Company effective March 9, 1999. Exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference.

     10.08 Amended 1996 Stock Incentive Plan of the Company effective April 13, 1999. Exhibit to the Company's Form 10-Q for the quarterly period ended April 2, 1999 and incorporated herein by reference.

     10.09 1999 Shareholder Value Plan, effective April 30, 1999. Exhibit to the Company's Form 10-Q for the quarterly period ended April 2, 1999 and incorporated herein by reference.

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

     10.14 Change of Control and Severance Agreement dated as of July 19, 1999 between the Company and John J. Ireland. Exhibit to the Company's Form 10-Q for the quarterly period ended October 1, 1999 and incorporated herein by reference.

     10.15 Change of Control and Severance Agreement dated as of February 25, 2000 between the Company and Donna J. DiGiovine.

     10.16     Management Incentive Plan of the Company.

     11.01 Statement regarding Computation of Earnings Per Share and Common Equivalent Share.

     21.01     Subsidiaries of the Registrant.

     23.01     Consent of Independent Accountants.

     24.01     Powers of Attorney.

     27.01     Financial Data Schedule.

(b)  Reports on Form 8-K:

On January 5, 2000, the Company filed a report on Form 8-K announcing a group pension annuity agreement.

On March 15, 2000, the Company filed a report on Form 8-K with respect to the change in the Company's independent accountants.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               NASHUA CORPORATION

Date: March 17, 2000                           By /s/John L. Patenaude
      --------------                             -------------------------------
                                                     John L. Patenaude
                                                     Vice President-Finance and
                                                     Chief Financial Officer

SIGNATURE                           TITLE                                  DATE
---------                           -----                                  ----

/s/Gerald G. Garbacz                Chairman, President and                March 17, 2000
--------------------                Chief Executive Officer
 Gerald G. Garbacz

/s/John L. Patenaude                Vice President-Finance and             March 17, 2000
--------------------                Chief Financial Officer
 John L. Patenaude

/s/Joseph R. Matson                 Vice President, Corporate Controller   March 17, 2000
-------------------                 and Chief Accounting Officer
 Joseph R. Matson

 Sheldon A. Buckler*                Director
--------------------
 Sheldon A. Buckler

 Charles S. Hoppin*                 Director
-------------------
 Charles S. Hoppin

 John M. Kucharski*                 Director
-------------------
 John M. Kucharski

 David C. Miller, Jr.*              Director
----------------------
 David C. Miller, Jr.

 Peter J. Murphy*                   Director
-----------------
 Peter J. Murphy

 James F. Orr III*                  Director
------------------
 James F. Orr III

 *By /s/John L. Patenaude                                                  March 17, 2000
     ----------------------
        John L. Patenaude
        Attorney-In-Fact

                        REPORT OF INDEPENDENT ACCOUNTANTS
                         ON FINANCIAL STATEMENT SCHEDULE


TO THE BOARD OF DIRECTORS OF
NASHUA CORPORATION


Our audits of the consolidated financial statements referred to in our report dated February 18, 2000, appearing in the 1999 Annual Report to Shareholders of Nashua Corporation (which report and consolidated financial statements are included in this Annual Report Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, the Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


PricewaterhouseCoopers LLP
Boston, Massachusetts
February 18, 2000

                                                                     SCHEDULE II

                       NASHUA CORPORATION AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS

(In Thousands)

                                         Balance at
                                          Previous                                               Balance at
Description                             End of Year       Additions          Deductions          End of Year
-----------                             -----------       ---------          ----------          -----------


DECEMBER 31, 1999:

Allowance for doubtful accounts           $  866          $  647(a)          $ (186)(b)             $1,327
Valuation allowance on state net
  operating loss carryforwards               300             800                 --                  1,100



DECEMBER 31, 1998:

Allowance for doubtful accounts           $1,193          $  176(a)          $ (503)(b)             $  866
Valuation allowance on state net
  operating loss carryforwards               328              --                (28)                   300



DECEMBER 31, 1997:

Allowance for doubtful accounts           $1,884          $   79(a)          $ (770)(b)(c)          $1,193
Valuation allowance on state net
  operating loss carryforwards               328              --                 --                    328


(a)  Charged to costs and expenses.
(b)  Accounts deemed uncollectible.
(c)  Includes decreases of $116 due to restatement of discontinued operations.