Form 10-Q
period 2000-03-31
NASHUA CORP
filed 2000-05-15
CIK 69680

                                    FORM 10-Q

                               ------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                               ------------------

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended
                                 MARCH 31, 2000
                                       or

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

                          YES __X__     NO _____

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

     AS OF MAY 5, 2000, THE COMPANY HAD 5,960,949 SHARES OF COMMON STOCK, EXCLUDING 1,023,818 SHARES IN TREASURY, PAR VALUE $1 PER SHARE, OUTSTANDING.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       NASHUA CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

                                                         March 31, 2000       December 31,
ASSETS:                                                   (Unaudited)            1999
-------                                                  --------------       ------------
Cash and cash equivalents                                  $  24,574           $  25,056
Restricted cash                                                5,361               5,000
Accounts receivable                                           16,539              17,448
Inventories
  Materials and supplies                                       7,304               7,911
  Work in process                                              4,101               3,788
  Finished goods                                               5,806               6,194
                                                           ---------           ---------
                                                              17,211              17,893
Other current assets                                          11,315              14,170
                                                           ---------           ---------
  Total current assets                                        75,000              79,567
                                                           ---------           ---------
Plant and equipment                                           77,510              76,596
Accumulated depreciation                                     (37,571)            (36,594)
                                                           ---------           ---------
                                                              39,939              40,002
                                                           ---------           ---------
Other assets                                                  16,876              10,120
Net non-current assets of discontinued operations                756                 756
                                                           ---------           ---------
  Total assets                                             $ 132,571           $ 130,445
                                                           =========           =========


LIABILITIES AND SHAREHOLDERS' EQUITY:
-------------------------------------
Current maturities of long-term debt                       $     511           $     511
Accounts payable                                              11,070              10,946
Accrued expenses                                              28,756              30,253
Income tax payable                                             2,295               2,295
                                                           ---------           ---------
  Total current liabilities                                   42,632              44,005
                                                           ---------           ---------
Long-term debt                                                   383                 511
Other long-term liabilities                                   12,889              19,103
                                                           ---------           ---------
  Total long-term liabilities                                 13,272              19,614
                                                           ---------           ---------
Common stock and additional capital                           22,098              22,098
Retained earnings                                             69,491              59,650
Treasury stock, at cost                                      (14,922)            (14,922)
                                                           ---------           ---------
  Total shareholders' equity                                  76,667              66,826
                                                           ---------           ---------

  Total liabilities and shareholders' equity               $ 132,571           $ 130,445
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

                       NASHUA CORPORATION AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                   (UNAUDITED)




(In thousands, except per share data)                      Three Months Ended
                                                       ---------------------------
                                                       March 31,          April 2,
                                                         2000               1999
                                                       --------           --------
Net sales                                              $ 44,010           $ 42,649
Cost of products sold                                    35,088             32,362
                                                       --------           --------
Gross margin                                              8,922             10,287
Research, selling, distribution and
  administrative expenses                                10,039             10,093
Pension settlement income                               (18,606)              --
Restructuring and unusual charges                         1,452               --
Loss from equity investment                                   4               --
Interest expense                                            201                204
Interest income                                            (421)              (376)
                                                       --------           --------
Income from continuing operations before
  income tax provision                                   16,253                366
Income tax provision                                      6,412                148
                                                       --------           --------


Net income                                                9,841                218
Retained earnings, beginning of period                   59,650             64,071
                                                       --------           --------

Retained earnings, end of period                         69,491             64,289
                                                       ========           ========

Basic earnings per share:
Net income per common share                            $   1.75           $   0.04
                                                       ========           ========
Average common shares                                     5,639              5,909
                                                       ========           ========

Diluted earnings per share:
Net income per common share assuming dilution          $   1.74           $   0.04
                                                       ========           ========
Average common and potential common shares                5,655              5,926
                                                       ========           ========


   The accompanying notes are an integral part of the condensed consolidated financial statements.

                       NASHUA CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

(In thousands)

                                                                              Three Months Ended
                                                                         ---------------------------
                                                                         March 31,          April 2,
                                                                           2000               1999
                                                                         ---------          --------
Cash flows from operating activities of continuing operations:
  Net income                                                             $  9,841           $    218
  Adjustments to reconcile net income to cash provided
    by (used in) continuing operating activities:
      Restricted cash                                                        (361)              --
      Depreciation and amortization                                         1,656              1,444
      Pension settlement income                                           (18,606)              --
      Equity in loss from unconsolidated joint venture                          4               --
      Loss on sale/disposal of fixed assets                                   103               --
      Net change in working capital and other assets                        7,476             (2,383)
                                                                         --------           --------

Cash provided by (used in) continuing operating activities                    113               (721)
                                                                         --------           --------

Cash flows from investing activities of continuing operations:
  Investment in plant and equipment                                        (1,696)              (858)
  Investment in unconsolidated joint venture                                 (107)              --
                                                                         --------           --------
  Cash used in investing activities of continuing operations               (1,803)              (858)
                                                                         --------           --------

Cash flows from financing activities of continuing operations:
  Repayment of borrowings                                                    (128)              (170)
  Purchase of treasury stock                                                 --               (2,152)
                                                                         --------           --------
Cash used in financing activities of continuing operations                   (128)            (2,322)
                                                                         --------           --------

Cash provided by (used in) activities of discontinued operation             1,336               (336)
                                                                         --------           --------

Decrease in cash and cash equivalents                                        (482)            (4,237)
Cash and cash equivalents at beginning of period                           25,056             31,965
                                                                         --------           --------
Cash and cash equivalents at end of period                               $ 24,574           $ 27,728
                                                                         ========           ========

Interest paid                                                            $     14           $     26
                                                                         ========           ========
Income taxes paid                                                        $     85           $    348
                                                                         ========           ========


   The accompanying notes are an integral part of the condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. In the opinion of management, the accompanying financial statements contain all adjustments consisting of normal recurring accruals necessary to present fairly the financial position as of March 31, 2000, the results of operations for the three month periods ending March 31, 2000 and April 2, 1999 and cash flows for the three month periods ended March 31, 2000 and April 2, 1999. The accompanying financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in Nashua Corporation's (the "Company") Form 10-K for the year ended December 31, 1999.

Certain amounts from the prior year have been reclassified to conform to the current year presentation. Responsibility for the cut sheet paper product line has been transferred from the Imaging Supplies segment to the Specialty Coated and Label Products segment and segment reporting has been restated accordingly.


SUBSEQUENT EVENTS

On April 17, 2000, the Company completed the acquisition of all outstanding shares of stock of Rittenhouse Paper Company, an Illinois corporation ("Rittenhouse"), pursuant to a Stock Purchase Agreement, dated March 21, 2000, by and among the Company, Rittenhouse and the stockholders of Rittenhouse. The consideration paid by the Company to the stockholders of Rittenhouse totaled approximately $57 million in cash plus a contingent payment of up to $6 million if certain financial targets are achieved for the year 2000. The Company did not assume any third party interest paying debt.

The Company funded $35 million of the purchase price from borrowings under a secured loan of $55 million from Fleet Bank-NH and LaSalle Bank, N.A. consisting of a $20 million term loan and a $35 million revolving loan, as described in the indebtedness section of this report. The Company funded the remainder of the purchase price from its cash reserves.

On April 24, 2000, the Company's Board of Directors voted to redeem the stock purchase rights issued pursuant to the Rights Agreement dated July 19, 1996, as amended. In redeeming the rights, the Nashua Board authorized a one-time payment of $0.01 per common share.


INDEBTEDNESS

On April 14, 2000, Nashua, Rittenhouse Paper Company and Rittenhouse, L.L.C. (collectively, the "Company" as of April 17, 2000) entered into a Revolving Credit and Term Loan Agreement with Fleet Bank - NH and LaSalle Bank, N.A. ("Banks"). The Revolving Loan Agreement and the Term Loan Agreement are in the amounts of $35 million and $20 million, respectively. Borrowings under this facility are collateralized by a security interest in Nashua's and Rittenhouse's accounts receivable, inventory, certain machinery and equipment and real estate located in Merrimack, NH. This agreement with the Banks replaces the Company's existing credit facility, which was scheduled to expire April 22, 2001. The Company has borrowed the full $20 million under the Term Loan to finance its purchase of Rittenhouse Paper Company. The Revolving Loan Agreement is subject to certain limitations such as, if the aggregate principal amount at any one time outstanding under the Revolving Loan exceeds $15 million or the amount of certain Eligible Accounts, as defined in the loan agreement, declines to $25 million or less, the maximum principal amount of the Revolving Loan Agreement shall be the lesser of (a) $35 million or (b) the Borrowing Base, which is defined as the sum of 80 percent of the Eligible Accounts, plus 50 percent of the Eligible Inventory, as defined in the loan agreement. However, prior to June 1, 2000, an environmental site assessment must be completed at the Company's expense on the collateralized real estate located in Merrimack, NH. Until that time, the amount of the Total Revolving Loan shall be the lesser of (a) $35 million or (b) the borrowing base, minus a reserve equal to the sum of $20 million minus 80 percent of the appraised liquidation value of the machinery and equipment formally pledged to the Banks.

Interest on amounts outstanding on the loans, at the Company's option, shall be at a rate per annum equal to the Base Rate (prime) or LIBOR plus the applicable margin. The applicable margin for both the Revolving Credit Loan and Term Loan is subject to change based on the Company's net income as defined in the Loan Agreement. The initial Revolver LIBOR margin is 2 percent and the initial Term LIBOR margin is 2.25 percent. The maturity of this financial agreement is June 30, 2005 with respect to the Term Loan and June 30, 2002 with respect to the Revolving Loan.

This agreement requires the Company to supply to the Banks certain financial statements, certificates and other information. The Company must maintain the following ratios and measures: the ratio of the Company's Total Funded Debt (aggregate amount of all interest bearing obligations of the Company) to earnings before interest, taxes, depreciation and amortization (EBITDA) minus extraordinary income shall not exceed 3.0 to 1.0; the Company must maintain a Fixed Charge Coverage Ratio of at least 1.1 to 1.0 (the ratio of the sum of the Company's EBITDA minus the sum of unfinanced capital expenditures, dividends and cash taxes to the sum of interest expense and current maturities of long-term debt paid during the measured period). In addition, the loan agreement requires certain composition of management and board members. If the role of management responsibilities of either the current Chief Executive Officer or the current President and Chief Operating Officer change, the Company must replace the individual within six months with another individual acceptable to the Banks. If the Company does not maintain at least 51 percent of the current members of the board of directors, such an event shall be deemed a default under the agreement.

Without prior consent of the lenders, the agreement does not allow the payment of dividends and restricts, among other things, the incurrence of additional debt.


PENSION SETTLEMENT

In the first quarter, the Company recorded a pretax gain of $18.6 million associated with the purchase of non-participating annuity contracts from Principal Life Insurance Company to settle the Company's pension benefit obligation with respect to the retired salaried and hourly employees covered under its pension plans and receiving pension benefits as of December 1, 1999. The Company paid the annuity premium in December 1999 and transferred $74.6 million of pension assets to Principal Life Insurance Company.


RESTRUCTURING AND UNUSUAL CHARGES

In the first quarter, the Company recorded a $1.5 million pretax charge related to the decision to discontinue its remanufactured laser cartridge product line in the Imaging Supplies segment. The Company decided to cease its line of remanufactured laser cartridges due to the continued decline in sales and pretax operating results. Sales declined 14 percent from 1998 to 1999 and 1999's pretax loss of $2.4 million reflected a $2.8 million decline from 1998's pretax profit of $.4 million.

STOCK OPTIONS

At May 5, 2000, options for 580,435 shares of common stock were outstanding. Stock options for an additional 92,819 shares may be awarded under the Company's 1996 Stock Incentive Plan. Stock options for an additional 306,000 shares may be awarded under the Company's 1999 Shareholder Value Plan.


SHAREHOLDER'S EQUITY

In 1998, the Company's Board of Directors authorized the repurchase from time to time in the open market of up to one million shares of its common stock, subject to financial and market conditions, Securities and Exchange Commission rules and regulations and financial covenant limitations with the Company's lender. The total shares repurchased under this program totaled 999,734. In 1999, the Company's Board of Directors authorized the Company to repurchase up to an additional 1,000,000 shares of its common stock. As of May 5, 2000, no shares had been purchased under this authorization.


SEGMENT AND RELATED INFORMATION

The table below presents information about reported segments.

(In thousands)                                      Net Sales From                   Pretax Income (Loss) From
                                                 Continuing Operations                 Continuing Operations
                                            -------------------------------      --------------------------------
                                            Mar. 31, 2000     April 3, 1999      Mar. 31, 2000      April 3, 1999
                                            -------------     -------------      -------------      -------------

Imaging Supplies                               $  9,629          $ 10,525           $   (788)          $   (506)
Specialty Coated and Label Products              34,371            32,032              2,009              2,234

Reconciling items:
    Other                                            10                92               (123)               (42)
    Unallocated corporate expenses,
        Including interest                         --                --               (1,999)            (1,320)
    Restructuring and unusual charges              --                --               (1,452)              --
    Pension settlement income                      --                --               18,606               --
                                               --------          --------           --------           --------
Consolidated                                   $ 44,010          $ 42,649           $ 16,253           $    366



ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Quarterly sales increased to $44.0 million, a 3.2 percent increase over first quarter 1999 sales of $42.6 million due to improvements in the Specialty Coated and Label Products segment which offset declines in the Imaging Supplies segment. Gross margin decreased to 20.3 percent for the quarter compared to 24.1 percent for the first quarter of 1999, primarily due to increased raw material prices in both the Imaging Supplies and Specialty Coated and Label Products segments and volume shortfalls in the Imaging Supplies segment primarily due to the exit of the remanufactured laser cartridge product line. Research, selling, distribution and administrative expenses, as a percent of sales, decreased slightly from the first quarter of 1999, primarily due to the discontinuance of the remanufactured laser cartridge product line in the Imaging Supplies segment which more than offset increased administrative costs due to increased proxy solicitation fees and legal and professional fees related to environmental and tax matters. Net interest income increased slightly in the first quarter compared to a year ago. The loss before taxes, pension settlement income and restructuring and unusual charges for continuing operations was $0.9 million compared to a profit of $0.4 million in the first quarter of 1999.

Net income in the first quarter of 2000 increased to $9.8 million, $1.75 per share, compared to $0.2 million, $.04 per share, in the first quarter of 1999 due to recognition of an $18.6 million pretax gain resulting from the settlement of certain of the Company's pension obligations. Net income in the first quarter 2000 also included an unusual charge of $1.5 million due to the Company's decision to discontinue the remanufactured laser cartridge product line in the Imaging Supplies segment. Net loss from continuing operations before the pension settlement income and restructuring and unusual charges in the first quarter of 2000 totaled $0.6 million, $.10 per share, compared to net income from continuing operations of $0.2 million, $0.04 per share, in the first quarter of 1999.

Details of the restructuring and unusual charges related to continuing operations and the activity recorded during the first quarter of 2000 follows:

                                                                 Balance         Current         Current          Balance
                                                                 Dec. 31,        Period          Period           Mar. 31,
                                                                    1999        Provision        Charges            2000
                                                                 --------       ---------        -------          --------
Provisions for severance related to workforce reductions          $  123          $  677          $ (137)          $  663
Provisions for assets to be sold or discarded                       --               565            --                565
Other                                                                 86             210             (22)             274
                                                                  ------          ------          ------           ------
Total                                                             $  209          $1,452          $ (159)          $1,502
                                                                  ======          ======          ======           ======

The first quarter 2000 provision for workforce reductions included amounts payable approximately to 97 employees related to the discontinuance of the remanufactured laser cartridge product line in the Imaging Supplies segment. All charges, excluding asset write-downs, are principally cash in nature and are expected to be funded from operations.

The estimated annual effective income tax rate was 39.45 percent for the first quarter of 2000 and is higher than the U.S. statutory rate principally due to the impact of state income taxes.


RESULTS OF OPERATIONS BY REPORTABLE OPERATING SEGMENT:

IMAGING SUPPLIES SEGMENT:

The Imaging Supplies segment reported an 8.5 percent decrease in sales for the first quarter of 2000 compared to the same period last year primarily the result of exiting the remanufactured laser cartridge product line. Effective during the first quarter 2000, responsibility for the cut sheet paper product line was transferred from the Imaging Supplies segment to the Specialty Coated and Label Products segment and segment information for the prior period has been restated accordingly.

The segment's pretax loss in the first quarter of 2000 increased 55.7 percent to $0.8 million compared to $0.5 million in the first quarter of 1999. The increased pretax loss over the first quarter of 1999 was primarily a result of lower volume in the remanufactured laser cartridge product lines which more than offset reduced selling and administrative expenses due to the discontinuance of the remanufactured laser cartridge product line.


SPECIALTY COATED AND LABEL PRODUCTS SEGMENT:

The Specialty Coated and Label Products segment reported a 7.3 percent increase in sales for the first quarter of 2000 compared to the same period last year. The sales increase was primarily due to higher volume in the thermal, carbonless and cut sheet paper product lines. Thermal paper sales, which are used primarily for conversion into supermarket labels and ticket and tag applications, improved 28 percent over the first quarter 1999 primarily due to new product offerings and customer retention. The carbonless volume improvement was primarily due to an increase in orders from existing customers. The Specialty Coated Product Division of this segment had sales declines in the fax paper product line, which the Company ceased manufacturing in 1999.

The segment's pretax income in the first quarter of 2000 decreased 10.1 percent to $2.0 million compared to $2.2 million in the first quarter of 1999, primarily the result of lower volume in higher margin accounts and increased raw material costs. Research, selling, distribution and administrative expenses remained substantially unchanged compared to the first quarter of 1999.


LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

Working capital decreased $3.2 million to $32.4 million from December 31, 1999 due to reductions in accounts receivable, inventories and other current assets and an increase in accounts payable offset by a decrease in accrued expenses. Cash and cash equivalents decreased $.5 million.

Net cash used in investing activities consisted of first quarter capital expenditures of $1.7 million and investments in unconsolidated joint ventures of $.1 million. The capital expenditures reflect purchases of machinery and equipment in the Specialty Coated and Label Products and Imaging Supplies segments and building improvements in the Imaging Supplies segment. Net cash used in financing activities consisted of $.1 million relating to the repayment of the Company's debt in connection with an equipment purchase arrangement.

During April 2000, the Company entered into a new financing agreement with Fleet Bank - NH and LaSalle Bank, NA as detailed in the Indebtedness section of the Notes to the Condensed Consolidated Financial Statements. Financing through that line is expected to meet operating needs of the Company in the foreseeable future. The Company used $23.7 million of its cash balance during April 2000 for the acquisition of Rittenhouse and related expenses, as detailed in the Subsequent Events section of the Notes to the Condensed Consolidated Financial Statements.

                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

In August and September 1996, two individual plaintiffs initiated lawsuits in the Circuit Court of Cook County, Illinois against the Company, Cerion Technologies Inc. (Cerion), certain directors and officers of Cerion, and the Company's underwriter, on behalf of classes consisting of all persons who purchased the common stock of Cerion between May 24, 1996 and July 9, 1996. These two complaints were consolidated. In March 1997, the same individual plaintiffs joined by a third plaintiff filed a Consolidated Amended Class Action Complaint (the "Consolidated Complaint"). The Consolidated Complaint alleged that, in connection with Cerion's initial public offering, the defendants issued materially false and misleading statements and omitted the disclosure of material facts regarding, in particular, certain significant customer relationships. In October 1997, the Circuit Court on motion by the defendants, dismissed the Consolidated Complaint. The plaintiffs filed a Second Amended Consolidated Complaint alleging substantially similar claims as the Consolidated Complaint seeking damages and injunctive relief. On May 6, 1998, the Circuit Court, on motion by the defendants, dismissed with prejudice the Second Amended Consolidated Complaint. The plaintiffs filed with the Appellate Court an appeal of the Circuit Court's ruling. On November 19, 1999, the Appellate Court reversed the Circuit Court's ruling dismissing the Second Amended Consolidated Complaint. The Appellate Court ruled that the Second Amended Consolidated Complaint stated a claim and remanded the case to the Circuit Court for further proceedings. On December 27, 1999, the Company filed a Petition for Leave to Appeal from the Appellate Court with the Supreme Court of Illinois. In that Petition, the Company asked the Supreme Court of Illinois to hear the Company's further appeal and determine whether the Circuit Court or the Appellate Court is correct. On April 5, 2000, the Illinois Supreme Court declined to hear the Company's Appeal. The case, therefore, will be remanded to the Circuit Court for further proceedings.


ITEM 5.  OTHER INFORMATION

MATTERS AFFECTING FUTURE RESULTS

This Form 10Q may contain forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. When used in this report, the words "believe," "expects," "to be," "will" and similar expressions are intended to identify such forward-looking statements. Any such forward-looking statements and the Company's future results of operations and financial condition are subject to risks and uncertainties which could cause actual results to differ materially from those anticipated and from past results. Such risks and uncertainties include, but are not limited to, fluctuations in customer demand, intensity of competition from other vendors, timing and acceptance of new product introductions, general economic and industry conditions, delays or difficulties in programs designed to increase sales and return the Company to profitability, failure of the Company to successfully complete integration of Rittenhouse acquisition or achieve the transactions' synergies and other risks detailed in the Company's filings with the Securities and Exchange Commission. The Company assumes no obligation to update the information contained in this Form 10Q.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

    2.1 Stock Purchase Agreement entered into as of March 21, 2000 by and among Nashua Corporation, Rittenhouse Paper Company and the stockholders of Rittenhouse Paper Company. Filed as an exhibit to the Company's Form 8-K dated April 18, 2000 and incorporated herein by reference.

    2.2 Escrow Agreement entered into as of April 14, 2000 by and among Nashua Corporation, the stockholders of Rittenhouse Paper Company and LaSalle Bank, N.A. Filed as an exhibit to the Company's Form 8-K dated April 18, 2000 and incorporated herein by reference.

   10.17 Revolving Credit and Term Loan Agreement entered into as of April 14, 2000 by and among Nashua Corporation, Rittenhouse, L.L.C., Rittenhouse Paper Company, Fleet Bank-NH and LaSalle Bank, N.A. Filed as an exhibit to the Company's Form 8-K dated April 18, 2000 and incorporated herein by reference.

   10.18 Employment Agreement entered into as of April 14, 2000 by and between Nashua Corporation and Andrew B. Albert. Exhibit to the Company's Form 8-K dated April 18, 2000 and incorporated herein by reference.

   27.01  Financial Data Schedule for the period ending March 31, 2000.


(b)  Reports on Form 8-K

     On March 21, 2000, the Company filed a report on Form 8-K regarding an amendment to its By-laws.

     On April 19, 2000, the Company filed a report on Form 8-K related to the acquisition of Rittenhouse including a stock purchase agreement between the Company and Rittenhouse Paper Company and the stockholders of Rittenhouse Paper Company; a financing agreement and other agreements related to the acquisition.

     On May 2, 2000, the Company filed a report on Form 8-K related to the acquisition of Rittenhouse regarding the acquisition of all outstanding shares of stock of Rittenhouse Paper Company pursuant to a Stock Purchase Agreement dated March 21, 2000, by and among the Company, Rittenhouse and the stockholders of Rittenhouse.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                    NASHUA CORPORATION
                                            -------------------------------
                                                       (Registrant)

Date:  May 15, 2000                         By: /s/ John L. Patenaude
       ------------------                   -------------------------------
                                                John L. Patenaude
                                                Vice President-Finance and
                                                Chief Financial Officer
                                                (principal financial and duly
                                                authorized officer)