Form 10-Q
period 2000-06-30
NASHUA CORP
filed 2000-08-11
CIK 69680

                                    FORM 10-Q

                          ---------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                          ---------------------------

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended

                                  JUNE 30, 2000
                                       or

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____

                         COMMISSION FILE NUMBER 1-5492-1

                               NASHUA CORPORATION
             (Exact name of registrant as specified in its charter)

                  DELAWARE                              02-0170100
          (State of Incorporation)             (IRS Employer Identification No.)

                SECOND FLOOR
             11 TRAFALGAR SQUARE                          03063
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

     AS OF AUGUST 4, 2000, THE COMPANY HAD 5,965,383 SHARES OF COMMON STOCK, EXCLUDING 1,023,818 SHARES IN TREASURY, PAR VALUE $1 PER SHARE, OUTSTANDING.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       NASHUA CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

(In thousands)

                                                        June 30,      December 31,
                                                          2000           1999
                                                       ---------      ------------
ASSETS:
Cash and cash equivalents                              $   3,470       $  25,056
Restricted cash                                            5,437           5,000
Accounts receivable                                       33,065          17,448
Inventories
  Materials and supplies                                  14,803           7,911
  Work in process                                          4,220           3,788
  Finished goods                                          12,643           6,194
                                                       ---------       ---------
                                                          31,666          17,893
Other current assets                                      11,896          14,170
                                                       ---------       ---------
  Total current assets                                    85,534          79,567
                                                       ---------       ---------
Plant and equipment                                       91,377          76,596
Accumulated depreciation                                 (36,730)        (36,594)
                                                       ---------       ---------
                                                          54,647          40,002
                                                       ---------       ---------
Goodwill                                                  31,699              --
Accumulated amortization                                    (335)             --
                                                       ---------       ---------
                                                          31,364              --
                                                       ---------       ---------
Other assets                                              17,149          10,120
Net non-current assets of discontinued operations            756             756
                                                       ---------       ---------
  Total assets                                         $ 189,450       $ 130,445
                                                       =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY:

Current maturities of long-term debt                   $   1,687       $     511
Accounts payable                                          24,141          10,946
Accrued expenses                                          34,843          30,253
Income taxes payable                                       2,295           2,295
                                                       ---------       ---------
  Total current liabilities                               62,966          44,005
                                                       ---------       ---------
Long-term debt                                            35,859             511
Other long-term liabilities                               13,652          19,103
                                                       ---------       ---------
  Total long-term liabilities                             49,511          19,614
                                                       ---------       ---------
Common stock and additional capital                       22,261          22,098
Retained earnings                                         69,634          59,650
Treasury stock, at cost                                  (14,922)        (14,922)
                                                       ---------       ---------
  Total shareholders' equity                              76,973          66,826
                                                       ---------       ---------

  Total liabilities and shareholders' equity           $ 189,450       $ 130,445
                                                       =========       =========

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                       NASHUA CORPORATION AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                   (UNAUDITED)

(In thousands, except per share data)

                                                          Three Months Ended              Six Months Ended
                                                       -------------------------       -------------------------
                                                        June 30,        July 2,        June 30,        July 2,
                                                         2000            1999            2000            1999
                                                       ---------       ---------       ---------       ---------
Net sales                                              $  68,723       $  42,573       $ 112,733       $  85,222
Cost of products sold                                     53,350          32,151          88,438          64,513
                                                       ---------       ---------       ---------       ---------
Gross margin                                              15,373          10,422          24,295          20,709
Selling, distribution and administrative expenses         13,435           8,450          22,405          17,287
Research and development expense                           1,020           1,246           2,089           2,502
Pension settlement income                                     --              --         (18,606)             --
Restructuring and unusual charges                              4              --           1,456              --
Loss from equity investment                                   10              --              14              --
Interest expense                                             813             214           1,014             417
Interest income                                             (164)           (352)           (585)           (727)
                                                       ---------       ---------       ---------       ---------
Income before income taxes                                   255             864          16,508           1,230
Income taxes                                                  53             350           6,465             498
                                                       ---------       ---------       ---------       ---------

Net income                                                   202             514          10,043             732

Retained earnings, beginning of period                    69,491          64,289          59,650          64,071
Dividend paid                                                (59)             --             (59)             --
                                                       ---------       ---------       ---------       ---------

Retained earnings, end of period                          69,634          64,803          69,634          64,803
                                                       =========       =========       =========       =========
Basic earnings per share:

Net income per common share                            $     .04       $     .09       $    1.78       $     .13
                                                       =========       =========       =========       =========
Average common shares                                      5,649           5,674           5,648           5,791
                                                       =========       =========       =========       =========
Diluted earnings per share:

Net income per common share assuming dilution          $     .04       $     .09       $    1.77       $     .13
                                                       =========       =========       =========       =========
Average common and potential common shares                 5,674           5,682           5,668           5,803
                                                       =========       =========       =========       =========


   The accompanying notes are an integral part of the condensed consolidated financial statements.

                       NASHUA CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

(In thousands)

                                                                                 Six Months Ended
                                                                              -----------------------
                                                                               June 30,      July 2,
                                                                                2000          1999
                                                                              --------       --------
Cash flows from operating activities of continuing operations:
  Net income                                                                  $ 10,043       $    732
  Adjustments to reconcile net income to cash provided by
    (used in) continuing operating activities:
      Depreciation and amortization                                              4,102          2,913
      Stock issued for director compensation                                        89             --
      Pension settlement income                                                (18,606)            --
      Equity in loss from unconsolidated joint venture                              14             --
      Loss on sale/disposal of fixed assets                                         48             --
      Restricted cash                                                             (437)            --
      Net change in working capital and other assets                             7,058         (4,509)
                                                                              --------       --------

Cash provided by (used in) continuing operating activities                       2,311           (864)
                                                                              --------       --------

Cash flows from investing activities of continuing operations:
  Investment in plant and equipment                                             (4,876)        (1,871)
  Investment in unconsolidated joint venture                                      (107)            --
  Proceeds from sale of plant and equipment                                      1,854             --
  Business acquisition, net of cash acquired                                   (58,619)            --
                                                                              --------       --------
Cash used in investing activities of continuing operations                     (61,748)        (1,871)
                                                                              --------       --------
Cash flows from financing activities of continuing operations:
  Repayment of borrowings                                                         (256)          (298)
  Proceeds from borrowings                                                      36,780             --
  Dividends paid                                                                   (59)            --
  Proceeds and tax benefits from shares issued under stock
    compensation plan                                                               74             --
  Purchase of treasury stock                                                        --         (3,977)
                                                                              --------       --------
Cash provided by (used in) financing activities of continuing operations        36,539         (4,275)
                                                                              --------       --------

Cash provided by (used in) activities of discontinued operation                  1,312         (3,012)
                                                                              --------       --------
Decrease in cash and cash equivalents                                          (21,586)       (10,022)
Cash and cash equivalents at beginning of period                                25,056         31,965
                                                                              --------       --------
Cash and cash equivalents at end of period                                    $  3,470       $ 21,943
                                                                              ========       ========

Interest paid                                                                 $     65       $     52
                                                                              ========       ========
Income taxes paid                                                             $    133       $  4,803
                                                                              ========       ========


   The accompanying notes are an integral part of the condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying financial statements contain all adjustments consisting of normal recurring accruals necessary to present fairly the financial position as of June 30, 2000, the results of operations for the three and six month periods ending June 30, 2000 and July 2, 1999 and cash flows for the six month periods ended June 30, 2000 and July 2, 1999. The accompanying financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in Nashua Corporation's (the "Company") Form 10-K for the year ended December 31, 1999.

Certain amounts from the prior year have been reclassified to conform to the current year presentation.

BUSINESS ACQUISITION

On April 17, 2000, the Company completed the acquisition of all outstanding shares of stock of Rittenhouse Paper Company, an Illinois corporation ("Rittenhouse"), pursuant to a Stock Purchase Agreement, dated March 21, 2000, by and among the Company, Rittenhouse and the stockholders of Rittenhouse. The consideration paid by the Company totaled approximately $60 million in cash plus a contingent payment of up to $6 million if certain financial targets are achieved for the year 2000. The maximum potential impact of the contingent payment on future earnings will be an expense of $.3 million annually for an amortization period of twenty years.

The Company funded $35 million of the purchase price from borrowings under a secured loan agreement with Fleet Bank-NH and LaSalle Bank, N.A. consisting of a $20 million term loan and a $35 million revolving loan, as described in the Indebtedness section of this report. The Company funded the remainder of the purchase price from its cash reserves.

Preliminary Purchase Price Allocation:

The acquisition of Rittenhouse was accounted for using the purchase method of accounting. Goodwill is being amortized on a straight-line basis over twenty years. The preliminary purchase consideration was allocated to the assets acquired and liabilities assumed as follows (in thousands):

Cash and short-term investments                                      $  1,476
Accounts receivables and other current assets                          13,634
Inventory                                                              16,296
Property, plant and equipment                                          15,436
Other assets                                                               87
Goodwill                                                               31,699
Liabilities assumed                                                   (18,533)
                                                                     --------
Total purchase consideration                                          $60,095
                                                                      =======

Pro Forma Results of Operations:

The following unaudited pro forma condensed financial information presents the combined results of operations of the Company and Rittenhouse, including the amortization of goodwill, as if the acquisition had occurred at the beginning of the period.


                                                          Six Months Ended
                                                    --------------------------
                                                      June 30,        July 2,
(In thousands, except per share information)            2000            1999
                                                    -----------      ---------
Pro forma revenues                                  $   146,313      $ 149,963
                                                    ===========      =========
Pro forma net income (loss)                         $     8,623      $    (211)
                                                    ===========      =========
Pro forma basic earnings (loss) per share           $      1.53      $    (.04)
                                                    ===========      =========
Pro forma diluted earnings (loss) per share         $      1.52      $    (.04)
                                                    ===========      =========
Shares used in pro forma share calculations:

    Average common shares                                 5,648          5,791
                                                    ===========      =========
    Average common and potential common shares            5,668          5,791
                                                    ===========      =========


The pro forma results of operations are not necessarily indicative of the results that would have occurred had the merger occurred at the beginning of each period presented, and are not intended to be indicative of future results of operations.

INDEBTEDNESS

On April 14, 2000, Nashua, Rittenhouse Paper Company and Rittenhouse, L.L.C. (collectively, the "Company" as of April 17, 2000) entered into a Revolving Credit and a Term Loan Agreement (collectively, the "Loan Agreement") with Fleet Bank - NH and LaSalle Bank, N.A. ("Banks"). The Revolving Loan Agreement and the Term Loan Agreement are in the amounts of $35 million and $20 million, respectively. Borrowings under this facility are collateralized by a security interest in the Company's accounts receivable, inventory, certain machinery and equipment and real estate located in Merrimack, NH. This agreement with the Banks replaced Nashua's prior credit facility, which was scheduled to expire April 22, 2001. The Company has borrowed the full $20 million under the Term Loan to finance its purchase of Rittenhouse Paper Company. The Revolving Loan Agreement is subject to certain limitations such as, if the aggregate principal amount at any one time outstanding under the Revolving Loan exceeds $15 million or the amount of certain Eligible Accounts Receivable, as defined in the Loan Agreement, declines to $25 million or less, the maximum principal amount of the Revolving Loan Agreement shall be the lesser of (a) $35 million or (b) the Borrowing Base, which is defined as the sum of 80 percent of the Eligible Accounts Receivable, plus 50 percent of the Eligible Inventory, minus a reserve of $1 million as defined in the Loan Agreement.

Interest on the loans outstanding, at the Company's option, is either at a rate per annum equal to the Base Rate (prime) or LIBOR plus applicable margin. The applicable margin for both the Revolving Credit Loan and Term Loan is subject to change based on the Company's net income as defined in the Loan Agreement. The initial Revolver LIBOR margin is 2 percent and the initial Term LIBOR margin is
2.25 percent. The maturity of the Loan Agreement is June 30, 2005 with respect to the Term Loan and June 30, 2002 with respect to the Revolving Loan.

The Loan Agreement requires the Company to maintain certain financial covenants such as Total Funded Debt to earnings before interest, income taxes, depreciation and amortization and a Fixed Charge Coverage Ratio.

PENSION SETTLEMENT

In the first quarter, the Company recorded a pretax gain of $18.6 million associated with the purchase of non-participating annuity contracts from Principal Life Insurance Company to settle the Company's pension benefit obligation with respect to the retired salaried and hourly employees covered under its pension plans and receiving pension benefits as of December 1, 1999. The Company paid the annuity premium in December 1999 transferring $74.6 million of pension assets to Principal Life Insurance Company.

RESTRUCTURING AND UNUSUAL CHARGES

In the second quarter, the Company recorded a $.2 million pretax severance charge related to workforce reductions. In the first quarter, the Company recorded a $1.5 million pretax charge related to the discontinuance of its remanufactured laser cartridge product line in the Imaging Supplies segment. In the second quarter, the Company reduced this charge by $.2 million based on a revision in the costs related to the discontinuance of this product line. The Company discontinued its line of remanufactured laser cartridges due to the continued decline in sales and pretax operating results. Sales declined 14 percent from 1998 to 1999 and 1999's pretax loss of $2.4 million reflected a $2.8 million decline from 1998's pretax profit of $.4 million.

SHAREHOLDER'S EQUITY

On April 24, 2000, the Company's Board of Directors voted to redeem the stock purchase rights issued pursuant to the Rights Agreement dated July 19, 1996, as amended. In redeeming the rights, the Nashua Board authorized a one-time payment of $0.01 per common share. In the second quarter, the Company paid $59,000 to shareholders pursuant to this authorization.

SEGMENT AND RELATED INFORMATION

Beginning with the second quarter of 2000, the Company realigned operating segments for financial reporting purposes due to the acquisition of Rittenhouse. The Imaging Supplies segment includes remanufactured laser cartridge and toner and developer products and, effective in the first quarter, has transferred reporting of the cut-sheet paper product line to the Specialty Paper segment. The Label Products segment, formerly included in the Specialty Coated and Label Products segment, includes pressure sensitive laminated paper, entertainment tickets, stickers, retail shelf tags and thermosensitive label product lines. The Specialty Paper segment, which was also included in the Specialty Coated and Label Products segment, is now reported as a separate segment. The Specialty Paper segment's product scope includes thermal papers, bond papers, carbonless paper, specialty printed papers, such as ATM receipts and point of sale receipts, wide format papers, dry-gum papers and ribbons. Historical segment data has been restated to reflect these changes.

The tables below presents information about reported segments.

FOR THE QUARTER:

(In thousands)

                                                     Net Sales From                    Pretax Income (Loss) From
                                                  Continuing Operations                  Continuing Operations
                                              -------------------------------      --------------------------------
                                               Three Months      Three Months       Three Months       Three Months
                                                  Ended             Ended              Ended              Ended
                                              June 30, 2000     July 2, 1999       June 30, 2000      July 2, 1999
                                              -------------    --------------      -------------     --------------
Imaging Supplies                                  $ 7,359           $ 9,588          $  (603)             $  (350)
Specialty Paper Products                           38,603            17,089            2,816                  458
Label Products                                     27,692            19,334            1,917                2,348

Reconciling items:
    Eliminations                                   (5,012)           (3,468)               -                    -
    Other                                              81                30              229                  (81)
    Unallocated corporate expenses,
        including interest                              -                 -           (4,100)              (1,511)
    Restructuring and unusual charges                   -                 -               (4)                   -
                                                  -------           -------          -------              -------
Consolidated                                      $68,723           $42,573          $   255              $   864
                                                  =======           =======          =======              =======


FOR THE SIX MONTHS:

(In thousands)

                                                     Net Sales From                   Pretax Income (Loss) From
                                                 Continuing Operations                  Continuing Operations
                                              ------------------------------       --------------------------------
                                                Six Months         Six Months        Six Months          Six Months
                                                   Ended             Ended              Ended              Ended
                                              June 30, 2000      July 2, 1999      June 30, 2000       July 2, 1999
                                              -------------      ------------      -------------       ------------
Imaging Supplies                                  $16,988           $19,736          $(1,391)             $  (865)
Specialty Paper Products                           57,276            34,186            3,751                1,278
Label Products                                     46,773            37,881            2,991                3,750

Reconciling items:
    Eliminations                                   (8,395)           (6,703)               -                    -
    Other                                              91               122              106                 (123)
    Unallocated corporate expenses,
       including interest                               -                 -           (6,099)              (2,810)
    Pension settlement income                           -                 -           18,606                    -
    Restructuring and unusual charges                   -                 -           (1,456)                   -
                                                 --------           -------          -------               ------
Consolidated                                     $112,733           $85,222          $16,508               $1,230
                                                 ========           =======          =======               ======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On April 17, 2000, the Company acquired all of the outstanding shares of stock of Rittenhouse Paper Company ("Rittenhouse"). The results of operations of Rittenhouse have been included since the date of acquisition.

RESULTS OF OPERATIONS:  FOR THE QUARTER:

Quarterly sales increased to $68.7 million, a 61.3 percent increase over second quarter 1999 sales of $42.6 million. Rittenhouse sales included in the second quarter were $29.9 million. Excluding Rittenhouse sales, the $3.8 million, or 9 percent decrease in revenue from the second quarter of 1999 was primarily due to the discontinuance of the laser cartridge product line in the Imaging Supplies segment during March 2000.

Gross margin declined to 22.4 percent for the quarter compared to 24.5 percent for the second quarter of 1999. Rittenhouse gross margin was 23.8 percent. Excluding Rittenhouse gross margin, the Company's gross margin decreased to 21.3 percent. The decline was primarily due to declines in the Imaging Supplies and Label Products segments as a result of increased manufacturing and raw material costs.

Research and development expense, as a percent of sales, decreased to 1.5 percent from 3.0 percent for the second quarter of 1999. Without the impact of Rittenhouse sales, research and development expense decreased to 2.6 percent of sales in the second quarter primarily due to a reduction in spending in the Imaging Supplies segment. Selling, distribution and administrative expenses, as a percent of sales, decreased to 19.6 percent from 19.9 percent for the second quarter of 1999. Interest expense increased $.6 million due to the impact of borrowings from Fleet Bank and LaSalle Bank, NA related to the acquisition of Rittenhouse. Interest income declined $.2 million due to a lower cash balance as a result of the acquisition. The effective tax rate was 20.8 percent for the second quarter of 2000 compared to 40.5 percent for the second quarter of 1999 as a result of a charitable contribution related to a discounted sale of real property.

Net income in the second quarter of 2000 decreased to $.2 million, or $.04 per share, compared to $.5 million, or $.09 per share, in the second quarter of 1999. Excluding the impact of Rittenhouse net income and expenses related to the acquisition and integration of Nashua and Rittenhouse, the Company's net loss of $.3 million as compared to the second quarter 1999, was primarily a result of increased raw material costs, manufacturing expenses and corporate administrative expenses related to proxy solicitation costs. Net income in the second quarter of 2000 included a restructuring and unusual charge related to a revision in the costs related to the discontinuance of the remanufactured laser cartridge product line, primarily offset by severance charges related to workforce consolidations.

Details of the restructuring and unusual charges related to continuing operations and the activity recorded during the first six months of 2000 follows:


                                                             Balance          Current         Current       Balance
(In thousands)                                              March 31,         Period          Period        June 30,
                                                              2000           Provision        Charges         2000
                                                            ---------        ---------        -------       --------
Provisions for severance related to workforce reductions      $  663           $ 175           $(402)         $436
Provisions for assets to be sold or discarded                    462            (218)            (39)          205
Other                                                            274               -             (56)          218
                                                              ------           -----           -----          ----
Total                                                         $1,399           $ (43)          $(497)         $859
                                                              ======           =====           =====          ====

The second quarter 2000 provision for workforce reductions included amounts payable to three employees related to the workforce reductions. The balance at March 31, 2000 for provision for workforce reductions included amounts payable to approximately 97 employees related to the discontinuance of the remanufactured laser cartridge product line in the Imaging Supplies segment. All charges, excluding asset write-downs, are principally cash in nature and are expected to be funded from operations.

RESULTS OF OPERATIONS BY REPORTABLE OPERATING SEGMENT: FOR THE QUARTER

IMAGING SUPPLIES SEGMENT:

The Imaging Supplies segment reported a 23.3 percent decrease in sales for the second quarter of 2000 compared to the same period last year primarily the result of exiting the remanufactured laser cartridge product line. The sales of the toner and developer product line improved slightly over the second quarter of 1999. Average pricing in this product line remained substantially unchanged, while sales volume increases in the private label reseller channel were offset by volume decreases in the end user channel. Effective during the first quarter of 2000, responsibility of the cut sheet paper product line was transferred from the Imaging Supplies segment to the Specialty Paper Products segment and segment information for the prior period has been restated accordingly.

The segment's pretax loss in the second quarter of 2000 increased 72.3 percent to $.6 million compared to $.4 million in the second quarter of 1999. The increased pretax loss over the second quarter 1999 was primarily due to lower sales volume, product mix and increased manufacturing costs.

SPECIALTY PAPER PRODUCTS SEGMENT:

The Specialty Paper Products segment reported a 125.9 percent increase in sales for the second quarter of 2000 compared to the same period last year as a result of the Rittenhouse acquisition. Excluding the Rittenhouse paper product line, sales decreased 2.5 percent as a result of lower volume in the cut sheet paper product line which more than offset increased volume in the carbonless and thermal paper product lines. The cut sheet paper decline was a result of the market's reaction to the anticipated decrease in paper pricing. Sales of thermal paper, which is used primarily for conversion into supermarket labels and ticket and tag applications improved due to new product focus and customer retention.

The segment's pretax income increased 514.8 percent to $2.8 million compared to $.5 million in the second quarter of 1999 as a result of the Rittenhouse acquisition. Excluding the Rittenhouse paper pretax profit of $2.0 million, the Specialty Paper Product segment pretax profit improved 78.2 percent primarily due to improvements in the segment's gross margin. Lower manufacturing costs, improved manufacturing efficiency and a favorable mix of products sold were the primary reasons for the improvement.

LABEL PRODUCTS SEGMENT:

The Label Products segment reported a 43.2 percent increase in sales for the second quarter of 2000 compared to the same period last year as a result of the Rittenhouse acquisition. Excluding Rittenhouse sales of label products, sales increased 4.6 percent as a result of improved pricing in the supermarket thermal and stock EDP product lines and increased volume in the supermarket thermal product line.

The segment's pretax income decreased 18.4 percent to $1.9 million compared to $2.3 million in the second quarter of 1999. Excluding the Rittenhouse label pretax profit of $1.0 million, the Label Product segment pretax profit declined
60.9 percent over the same period last year, primarily due to a decline in the segment's gross margin and an additional environmental charge included in the division's administrative expenses. Volume declines in the custom and stock EDP product lines, in addition to an unfavorable mix of products sold, manufacturing inefficiencies and increased raw material costs, were the primary reasons for the decline.

RESULTS OF OPERATIONS: FOR SIX MONTHS YEAR-TO-DATE:

Sales for the first six months of 2000 increased 32.3 percent to $112.7 million compared to $85.2 million in the corresponding period of 1999 due to the Rittenhouse acquisition. Excluding Rittenhouse sales, the Company's sales declined 2.7 percent to $82.9 million, primarily due to the discontinuance of the remanufactured laser cartridge product line within the Imaging Supplies segment.

Gross margin declined to 21.6 percent for the first six months from 24.3 percent for the same period last year. Excluding the Rittenhouse gross margin, gross margin declined to 20.7 percent for the first six months of 2000. The decline was primarily attributable to reductions in gross margin in both the Imaging Supplies and Label Product segments as a result of volume shortfalls and increased manufacturing and raw material costs.

Research and development expense for the first six months of 2000, as a percent of sales, declined to 1.9 percent compared to 2.9 percent for the same period last year. Excluding Rittenhouse sales, research and development expense declined to 2.5 percent, primarily due to reductions in spending in the Imaging Supplies segment. Selling, distribution and administrative expenses, as a percent of sales, decreased to 19.9 percent from 20.3 percent for the first six months of 1999. Interest expense increased $.6 million due to the impact of borrowings from Fleet Bank and LaSalle Bank, NA related to the acquisition of Rittenhouse. Interest income declined $.1 million due to a lower cash balance due to the acquisition. The effective tax rate was 39.2 percent for the six months of 2000 compared to 40.5 percent for the six months of 1999.

Net income in the first six months of 2000 totaled $10.0 million, or $1.78 per share, compared to $.7 million, or $.13 per share, in the same period in 1999. Excluding the impact of Rittenhouse net income and expenses related to the acquisition and integration, the Company's net income of $9.5 million included the recognition of an $18.6 million pretax gain resulting from the settlement of certain of the Company's pension obligations which offset an unusual charge of $1.3 million due to the Company's decision to discontinue the remanufactured laser cartridge product line in the Imaging Supplies segment. The Company's net loss before the impact of the Rittenhouse acquisition, pension settlement income and restructuring and unusual charges in the first six months of 2000 was $.9 million, or $0.16 per share. The net loss when compared to the first six months of 1999, was primarily a result of increased manufacturing costs, raw material costs and corporate administrative expenses.

RESULTS OF OPERATIONS BY REPORTABLE OPERATING SEGMENT: FOR SIX MONTHS YEAR-TO DATE:

IMAGING SUPPLIES SEGMENT:

The Imaging Supplies segment reported a 13.9 percent decrease in sales for the first six months of 2000 compared to the same period last year, primarily the result of exiting the remanufactured laser cartridge product line. Net sales in the toner and developer product line declined $.4 million from the first six months of 1999. Sales volume increases in the private label reseller channel were more than offset by volume decreases in the end user channel. Effective during the first quarter of 2000, responsibility for the cut sheet paper product line was transferred from the Imaging Supplies segment to the Specialty Paper Products segment. Segment information for the prior period has been restated accordingly.

The segment's pretax loss in the first six months of 2000 increased 60.8 percent to $1.4 million compared to $.9 million in the same period in 1999. The increased pretax loss over the first six months of 1999 was primarily due to lower volume sales and increased manufacturing costs in the toner and developer product line.

SPECIALTY PAPER PRODUCTS SEGMENT:

The Specialty Paper Products segment reported a 67.5 percent increase in sales for the first six months of 2000 compared to the same period last year due to the Rittenhouse acquisition. Excluding the Rittenhouse paper product line sales, sales increased 3.5 percent as a result of increased volume in the carbonless and thermal paper product lines which more than offset volume declines in the cut sheet paper product line. The cut sheet paper decline is a result of the market's reaction to the change in paper pricing. Thermal paper, which is used primarily for conversion into supermarket labels and ticket and tag applications, improved due to new product focus and customer retention.

The segment's pretax income increased 193.3 percent to $3.8 million compared to $1.3 million in the first six months of 1999 primarily as a result of the Rittenhouse acquisition. Excluding the Rittenhouse paper pretax profit of $2.0 million, the Specialty Paper Product segment pretax profit improved 37.0 percent, primarily due to improvements in the segment's gross margin. Lower manufacturing costs, improved manufacturing efficiency and a favorable mix of products sold were the primary reasons for the improvement.

LABEL PRODUCTS SEGMENT:

The Label Products segment reported a 23.5 percent increase in sales for the first six months of 2000 compared to the same period last year primarily due to the Rittenhouse acquisition. Excluding Rittenhouse sales of label products, the Label Products segment sales increased 2.6 percent as a result of improved pricing in the supermarket thermal, custom and stock EDP product lines and increased volume in the supermarket thermal product line, as well as an improved mix of products sold.

The segment's pretax income decreased 20.2 percent to $3.0 million compared to $3.8 million in the first six months of 1999. Excluding the Rittenhouse label pretax profit of $1.0 million, the Label Product segment pretax profit declined
46.9 percent over the same period last year, primarily due to a decline in the segment's gross margin and a charge related to environmental clean-up at the Omaha, Nebraska facility. Volume declines in the custom and stock EDP product lines, in addition to an unfavorable mix of products sold, were the primary reasons for the decline in gross margin.

The estimated annual effective income tax rate was 39.2 percent for the six months of 2000 and is higher than the U.S. statutory rate principally due to the impact of state income taxes.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

Working capital decreased $13.0 million to $22.6 million from December 31, 1999 primarily the result of the Rittenhouse acquisition. Cash and cash equivalent decreases and accounts payable and accrued liabilities increases more than offset increases in accounts receivable and inventory. Cash and cash equivalents decreased $21.6 million.

Net cash used in investing activities consisted primarily of the acquisition of Rittenhouse, net of cash acquired, totaling $58.6 million and capital expenditures of $4.9 million, offset by $1.9 million in proceeds from the sale of certain real estate located in Nashua, NH. The capital expenditures reflect purchases of machinery and equipment in all segments and building improvements in the Imaging Supplies segment. Net cash provided by financing activities consisted primarily of $36.8 million in proceeds from borrowings related to the Rittenhouse acquisition.

During April 2000, the Company entered into a new financing agreement with Fleet Bank - NH and LaSalle Bank, NA as detailed in the Indebtedness section of the Notes to the Condensed Consolidated Financial Statements. The Company used $23.7 million of its cash balance during April 2000 for the acquisition of Rittenhouse and related expenses, as detailed in the Business Acquisition section of the Notes to the Condensed Consolidated Financial Statements.

Management believes that current cash and cash equivalents, cash flows from operations and amounts available under the Company's financing agreement is sufficient to fund its planned capital expenditures, working capital needs and other cash requirements.



                           PART II - OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

For matters submitted to a vote of security holders, see the Company's Proxy Statement dated March 20, 2000 issued in connection with the Annual Meeting of Stockholders held on April 25, 2000, which is incorporated herein by reference. At such meeting, the stockholders acted as follows:

Proposal 1:

To elect a Board of Directors for the ensuing year.

                                                     Number of Votes
                                           --------------------------------
   Nominees                                   For                  Withheld
   --------                                ---------               --------
   Sheldon A. Buckler(1)                   2,467,226                73,475
   Gerald G. Garbacz(1)                    2,467,068                73,633
   Charles S. Hoppin(1)                    2,467,026                73,675
   John M. Kucharski(1)                    2,467,288                73,413
   David C. Miller, Jr.(1)                 2,467,426                73,275
   Peter J. Murphy(1)                      2,467,626                73,075
   James F. Orr III(1)                     2,467,488                73,213
   Mark E. Schwarz                         1,453,664                     0
   John A. (Pete) Bricker, Jr.             1,453,664                     0
   Dan E. Bruhl, M.D.                      1,453,664                     0
   Joseph A. Malick                        1,453,664                     0

(1) Elected to the Board of Directors of the Company.

PROPOSAL 2:

Stockholder proposal requesting the Board of Directors to redeem the preferred Stock Purchase Rights issued in July 1996.

                                Number of Votes
                                ---------------
             For                    Against                   Abstain
             ---                ---------------               -------
          2,457,886                 971,277                   335,861

The proposal was approved.



PROPOSAL 3:

To ratify the appointment of Ernst & Young LLP as independent accountants for the year 2000.

                                 Number of Votes
                                 ---------------
             For                    Against                   Abstain
             ---                 ---------------              -------
          3,998,937                 33,878                    18,476

The proposal was approved.


ITEM 5.  OTHER INFORMATION

STOCKHOLDER PROPOSALS

Any proposal that a stockholder wishes the Company to consider for inclusion in the proxy statement and form of proxy card for the Company's 2001 Annual Meeting of Stockholders (the "2001 Meeting") must be received by the Company on or before November 20, 2000. Such proposals should be directed to Nashua Corporation, Second Floor, 11 Trafalgar Square, Nashua, New Hampshire 03063,
Attention: Secretary.

In addition, the Company's By-Laws require all stockholder proposals to be timely submitted in advance to the Secretary of the Company at the above address (other than proposals submitted for inclusion in the proxy statement and form of proxy as described above). To be timely, the Secretary must receive such notice not less than 60 days nor more than 90 days prior to the 2001 Meeting; provided that, if less than 70 days' notice or prior public disclosure of the date of the 2001 Meeting is given or made, the notice must be received not later than the close of business on the 10th day following the date on which such notice of the date of the meeting was mailed or such public disclosure was made, whichever occurs first.

MATTERS AFFECTING FUTURE RESULTS

This Form 10-Q may contain forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. When used in this report, the words "believe," "expects," "to be," "will" and similar expressions are intended to identify such forward-looking statements. Any such forward-looking statements and the Company's future results of operations and financial condition are subject to risks and uncertainties which could cause actual results to differ materially from those anticipated and from past results. Such risks and uncertainties include, but are not limited to, fluctuations in customer demand, intensity of competition from other vendors, timing and acceptance of new product introductions, general economic and industry conditions, delays or difficulties in programs designed to increase sales and return the Company to profitability, failure of the Company to successfully complete the integration of Rittenhouse or achieve the transactions' synergies, and other risks detailed in the Company's filings with the Securities and Exchange Commission. The Company assumes no obligation to update the information contained in this Form 10-Q.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibit
-------
27.01           Financial Data Schedule for the period ending June 30, 2000.

REPORTS ON FORM 8-K

On May 26, 2000, the Company filed a Form 8-K announcing the election of Andrew
B. Albert to the Board of Directors.

On June 27, 2000, the Company filed a Form 8-K/A as an amendment and supplement to Form 8-K filed on May 2, 2000 in connection with the acquisition of all outstanding shares of stock of Rittenhouse Paper Company pursuant to a Stock Purchase Agreement dated March 21, 2000, by and among the Company, Rittenhouse and the stockholders of Rittenhouse.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to certain market risks from interest rate fluctuations relating to its Loan Agreement with Fleet Bank-NH and LaSalle Bank, NA on April 17, 2000. We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in interest rates applied to our debt. As of June 30, 2000, the analysis indicated that the hypothetical market movement would not have a material effect on the Company's consolidated financial position, results of operations or cash flows. Actual changes in interest rate and the related effects may differ materially from that analysis.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                   NASHUA CORPORATION
                                            -----------------------------------
                                                      (Registrant)


Date:  August 11, 2000                      By: /s/ John L. Patenaude
-----------------------------------         ------------------------------------
                                                    John L. Patenaude
                                                    Vice President-Finance and
                                                    Chief Financial Officer
                                                    (principal financial and
                                                    duly authorized officer)