Form 10-Q
period 2000-09-29
NASHUA CORP
filed 2000-11-13
CIK 69680

                                    FORM 10-Q


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended

                               SEPTEMBER 29, 2000
                                       or

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from ____ to ____

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

   AS OF NOVEMBER 9, 2000, THE COMPANY HAD 5,987,783 SHARES OF COMMON STOCK, EXCLUDING 1,023,818 SHARES IN TREASURY, PAR VALUE $1 PER SHARE, OUTSTANDING.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       NASHUA CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                 (In thousands)

                                                    September 29,   December 31,
                                                        2000           1999
                                                    -------------   ------------
ASSETS:
Cash and cash equivalents                              $     936      $  25,056
Restricted cash                                            5,524          5,000
Accounts receivable                                       34,328         17,448
Inventories
  Materials and supplies                                  14,032          7,911
  Work in process                                          3,381          3,788
  Finished goods                                          10,713          6,194
                                                       ---------      ---------
                                                          28,126         17,893
Other current assets                                      13,151         14,170
                                                       ---------      ---------
  Total current assets                                    82,065         79,567
                                                       ---------      ---------
Plant and equipment                                       93,809         76,596
Accumulated depreciation                                 (38,810)       (36,594)
                                                       ---------      ---------
                                                          54,999         40,002
                                                       ---------      ---------
Goodwill                                                  32,149           --
Accumulated amortization                                    (743)          --
                                                       ---------      ---------
                                                          31,406           --
                                                       ---------      ---------
Other assets                                              16,623         10,120
Net non-current assets of discontinued operations            756            756
                                                       ---------      ---------
  Total assets                                         $ 185,849      $ 130,445
                                                       =========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current maturities of long-term debt                   $   2,864      $     511
Accounts payable                                          22,826         10,946
Accrued expenses                                          32,657         30,253
Income taxes payable                                       2,065          2,295
                                                       ---------      ---------
  Total current liabilities                               60,412         44,005
                                                       ---------      ---------
Long-term debt                                            35,775            511
Other long-term liabilities                               13,405         19,103
                                                       ---------      ---------
  Total long-term liabilities                             49,180         19,614
                                                       ---------      ---------
Common stock and additional capital                       22,580         22,098
Retained earnings                                         68,599         59,650
Treasury stock, at cost                                  (14,922)       (14,922)
                                                       ---------      ---------
  Total shareholders' equity                              76,257         66,826
                                                       ---------      ---------

  Total liabilities and shareholders' equity           $ 185,849      $ 130,445
                                                       =========      =========



   The accompanying notes are an integral part of the condensed consolidated financial statements.

                       NASHUA CORPORATION AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                   (UNAUDITED)



(In thousands, except per share data)                      THREE MONTHS ENDED         NINE MONTHS ENDED
                                                        -----------------------     -----------------------
                                                         SEPT. 29,      OCT. 1,      SEPT. 29,      OCT. 1,
                                                           2000          1999          2000          1999
                                                         ---------      -------      ---------      -------

Net sales                                                $ 73,310      $ 43,668      $ 186,043      $ 128,890
Cost of products sold                                      59,279        33,330        147,717         97,843
                                                         --------      --------      ---------      ---------
Gross margin                                               14,031        10,338         38,326         31,047
Selling, distribution and administrative expenses          13,701         7,932         36,106         25,219
Research and development expense                            1,232         1,237          3,321          3,739
Pension settlement income                                    --            --          (18,606)          --
Restructuring and unusual charges (income)                   (136)          138          1,320            138
Loss (income) from equity investment                           (5)           53              9             53
Interest expense                                            1,043           197          2,057            614
Interest income                                              (125)         (314)          (710)        (1,041)
                                                         --------      --------      ---------      ---------
Income (loss) before income taxes                          (1,679)        1,095         14,829          2,325
Income taxes                                                 (644)          443          5,821            941
                                                         --------      --------      ---------      ---------

Net income (loss)                                          (1,035)          652          9,008          1,384

Retained earnings, beginning of period                     69,634        64,803         59,650         64,071
Dividend paid                                                --            --              (59)          --
                                                         --------      --------      ---------      ---------

Retained earnings, end of period                           68,599        65,455         68,599         65,455
                                                         ========      ========      =========      =========

Basic earnings per share:

Net income (loss) per common share                       $   (.18)     $    .12      $    1.60      $     .24
                                                         ========      ========      =========      =========
Average common shares                                       5,651         5,633          5,648          5,744
                                                         ========      ========      =========      =========

Diluted earnings per share:

Net income (loss) per common share assuming dilution     $   (.18)     $    .12      $    1.59      $     .24
                                                         ========      ========      =========      =========
Average common and potential common shares                  5,651         5,635          5,669          5,754
                                                         ========      ========      =========      =========










   The accompanying notes are an integral part of the condensed consolidated financial statements.

                       NASHUA CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


(In thousands)
                                                                               NINE MONTHS ENDED
                                                                            -----------------------
                                                                            Sept. 29,       Oct. 1,
                                                                               2000           1999
                                                                            ---------       -------

Cash flows from operating activities of continuing operations:
  Net income                                                                 $  9,008      $  1,384
  Adjustments to reconcile net income to cash provided by
    continuing operating activities:
      Depreciation and amortization                                             6,710         4,414
      Stock issued for director compensation                                       89          --
      Pension settlement income                                               (18,606)         --
      Equity in loss from unconsolidated joint venture                              9            53
      Loss on sale/disposal of fixed assets                                        48          --
      Restricted cash                                                            (524)         --
      Net change in working capital and other assets                            4,668        (5,384)
                                                                             --------      --------

Cash provided by continuing operating activities                                1,402           467
                                                                             --------      --------

Cash flows from investing activities of continuing operations:
  Investment in plant and equipment                                            (7,497)       (4,075)
  Investment in unconsolidated joint venture                                     (107)         --
  Proceeds from sale of plant and equipment                                     1,854          --
  Business acquisition, net of cash acquired                                  (58,619)         --
                                                                             --------      --------
Cash used in investing activities of continuing operations                    (64,369)       (4,075)
                                                                             --------      --------

Cash flows from financing activities of continuing operations:
  Repayment of borrowings                                                        (383)         (426)
  Proceeds from borrowings                                                     38,000          --
  Dividends paid                                                                  (59)         --
  Proceeds and tax benefits from shares issued under stock
    compensation plan                                                             393            91
  Purchase of treasury stock                                                     --          (4,068)
                                                                             --------      --------
Cash provided by (used in) financing activities of continuing operations       37,951        (4,403)
                                                                             --------      --------

Cash provided by (used in) activities of discontinued operations                  896        (3,154)
                                                                             --------      --------

Decrease in cash and cash equivalents                                         (24,120)      (11,165)
Cash and cash equivalents at beginning of period                               25,056        31,965
                                                                             --------      --------
Cash and cash equivalents at end of period                                   $    936      $ 20,800
                                                                             ========      ========

Interest paid                                                                $    839      $     61
                                                                             ========      ========
Income taxes paid                                                            $  2,565      $  5,050
                                                                             ========      ========



   The accompanying notes are an integral part of the condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying financial statements contain all adjustments consisting of normal recurring accruals necessary to present fairly the financial position as of September 29, 2000, the results of operations for the three and nine month periods ending September 29, 2000 and October 1, 1999 and cash flows for the nine month periods ended September 29, 2000 and October 1, 1999. The accompanying financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in Nashua Corporation's (the "Company") Form 10-K for the year ended December 31, 1999.

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

Preliminary Purchase Price Allocation:

The acquisition of Rittenhouse was accounted for using the purchase method of accounting. Goodwill is being amortized on a straight-line basis over twenty years. The preliminary purchase consideration was allocated to the assets acquired and liabilities assumed as follows (in thousands):



(In thousands)                                 JUNE 30, 2000    ADJUSTMENTS   SEPT. 29, 2000
                                               --------------   -----------   ---------------

Cash and short-term investments                   $  1,476         $  --         $  1,476
Accounts receivables and other current assets       13,634           (26)          13,608
Inventory                                           16,296          (235)          16,061
Property, plant and equipment                       15,436            --           15,436
Other assets                                            87            --               87
Goodwill                                            31,699           450           32,149
Liabilities assumed                                (18,533)         (189)         (18,722)
                                                  --------         -----         --------
Total purchase consideration                      $ 60,095         $  --         $ 60,095
                                                  ========         =====         ========


Pro Forma Results of Operations:

The following unaudited pro forma condensed financial information presents the combined results of operations of the Company and Rittenhouse, including the amortization of goodwill and increased interest expense, as if the acquisition had occurred at the beginning of the period.

                                                           NINE MONTHS ENDED
                                                        -----------------------
                                                         Sept. 29,      Oct. 1,
(In thousands, except per share information)               2000           1999
                                                         ---------      -------

Pro forma revenues                                      $   219,623     $230,257
                                                        ===========     ========
Pro forma net income                                    $     7,588     $    326
                                                        ===========     ========
Pro forma basic earnings per share                      $      1.34     $    .06
                                                        ===========     ========
Pro forma diluted earnings per share                    $      1.34     $    .06
                                                        ===========     ========
Shares used in pro forma share calculations:
    Average common shares                                     5,648        5,744
                                                        ===========     ========
    Average common and potential common shares                5,669        5,754
                                                        ===========     ========

The pro forma results of operations are not necessarily indicative of the results that would have occurred had the merger occurred at the beginning of each period presented, and are not intended to be indicative of future results of operations.

INDEBTEDNESS

On April 14, 2000, Nashua, Rittenhouse Paper Company and Rittenhouse, L.L.C. (collectively, the "Company" as of April 17, 2000) entered into a Revolving Credit and a Term Loan Agreement (collectively the "Loan Agreement") with Fleet Bank - NH and LaSalle Bank, N.A. ("Banks"). The Revolving Loan Agreement and the Term Loan Agreement are in the amounts of $35 million and $20 million, respectively. Borrowings under this facility are collateralized by a security interest in the Company's accounts receivable, inventory, certain machinery and equipment and real estate located in Merrimack, NH. This agreement with the Banks replaced Nashua's prior credit facility, which was scheduled to expire April 22, 2001. The Company has borrowed the full $20 million under the Term Loan to finance its purchase of Rittenhouse Paper Company. The Revolving Loan Agreement is subject to certain limitations such as, if the aggregate principal amount at any one time outstanding under the Revolving Loan exceeds $15 million or the amount of certain Eligible Accounts Receivable, as defined in the Loan Agreement, declines to $25 million or less, the maximum principal amount of the Revolving Loan Agreement shall be the lesser of (a) $35 million or (b) the Borrowing Base, which is defined as the sum of 80 percent of the Eligible Accounts Receivable, plus 50 percent of the Eligible Inventory, minus a reserve of $1 million as defined in the Loan Agreement.

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

The Loan Agreement requires the Company to maintain certain financial covenants such as Total Funded Debt to earnings before interest, income taxes, depreciation and amortization and a Fixed Charge Coverage Ratio. The Company was not in compliance with the above quarterly financial covenants and received a waiver from the Banks for the quarter ended September 29, 2000.

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

RESTRUCTURING AND UNUSUAL CHARGES

In the second quarter, the Company recorded a $.2 million pretax severance charge related to workforce reductions. In the first quarter, the Company recorded a $1.5 million pretax charge related to the discontinuance of its remanufactured laser cartridge product line in the Imaging Supplies segment. The Company reduced this charge by $.2 million in both the second and third quarters based on revisions in the costs related to the discontinuance of this product line. The Company discontinued its line of remanufactured laser cartridges due to the continued decline in sales and pretax operating results.

SUBSEQUENT EVENTS

In the fourth quarter of 2000, the Company implemented a 15% reduction in workforce, as well as other measures to lower costs, in its Imaging Supplies segment. The company expects to record a restructuring charge of approximately $600,000 in the fourth quarter of 2000 in connection with this workforce reduction.

On October 24, 2000, the Company's Board of Directors elected two new members to the Board. The new directors are George R. Mrkonic, Vice Chairman of Borders Group, Inc. and Avrum Gray, Chairman and Founding Partner of G-Bar Limited Partnership. These additions bring the total number of Board members temporarily to 10. Two current directors will not stand for re-election at the 2001 annual meeting.

SHAREHOLDER'S EQUITY

On April 24, 2000, the Company's Board of Directors voted to redeem the stock purchase rights issued pursuant to the Rights Agreement dated July 19, 1996, as amended. In redeeming the rights, the Nashua Board authorized a one-time payment of $0.01 per common share. In the second quarter, the Company paid $59,000 to shareholders pursuant to this authorization.

SEGMENT AND RELATED INFORMATION

Beginning with the second quarter of 2000, the Company realigned operating segments for financial reporting purposes due to the acquisition of Rittenhouse. The Imaging Supplies segment includes remanufactured laser cartridge and toner and developer products and, effective in the first quarter, has transferred reporting of the cut-sheet paper product line to the Specialty Paper segment. The Label Products segment, formerly included in the Specialty Coated and Label Products segment, includes pressure sensitive laminated paper, entertainment tickets, stickers, retail shelf tags and thermosensitive label product lines. The Specialty Paper segment, which was also included in the Specialty Coated and Label Products segment, is now reported as a separate segment. The Specialty Paper segment's product scope includes thermal papers, bond papers, carbonless paper, specialty printed papers, such as ATM receipts and point-of-sale receipts, wide format papers, dry-gum papers, heat seal papers and ribbons. Historical segment data has been restated to reflect these changes.

The tables below present information about reported segments.


FOR THE QUARTER:



(In thousands)                                        NET SALES FROM               PRETAX INCOME (LOSS) FROM
                                                  CONTINUING OPERATIONS              CONTINUING OPERATIONS
                                             ------------------------------      -------------------------------
                                             THREE MONTHS      THREE MONTHS      THREE MONTHS       THREE MONTHS
                                                 ENDED             ENDED            ENDED              ENDED
                                             SEPT. 29, 2000    OCT. 1, 1999      SEPT. 29, 2000      OCT. 1, 1999
                                             --------------    ------------      --------------     --------------


Imaging Supplies                                  $ 6,147           $11,406          $(1,475)             $   (89)
Specialty Paper Products                           43,313            16,150            2,511                  765
Label Products                                     29,182            20,194              656                2,164

Reconciling items:
    Eliminations                                   (5,537)           (4,107)              --                   --
    Other                                             205                25              570                    1
    Unallocated corporate expenses,
        including interest                             --                --           (4,077)              (1,608)
    Restructuring and unusual charges                  --                --              136                 (138)
                                                  -------           -------          -------               ------
Consolidated                                      $73,310           $43,668          $(1,679)              $1,095
                                                  =======           =======          =======               ======


FOR THE NINE MONTHS:


(In thousands)                                        NET SALES FROM               PRETAX INCOME (LOSS) FROM
                                                  CONTINUING OPERATIONS               CONTINUING OPERATIONS
                                             -------------------------------      -------------------------------
                                              NINE MONTHS       NINE MONTHS        NINE MONTHS        NINE MONTHS
                                                 ENDED             ENDED              ENDED              ENDED
                                             SEPT. 29, 2000     OCT. 1, 1999      SEPT. 29, 2000      OCT. 1, 1999
                                             --------------     ------------      --------------      ------------

Imaging Supplies                                 $ 23,135          $ 31,142          $(2,866)             $  (954)
Specialty Paper Products                          100,589            50,336            6,262                2,043
Label Products                                     75,955            58,075            3,647                5,914

Reconciling items:
    Eliminations                                  (13,932)          (10,810)              --                   --
    Other                                             296               147              676                 (122)
    Unallocated corporate expenses,
       including interest                              --                --          (10,176)              (4,418)
    Pension settlement income                          --                --           18,606                   --
    Restructuring and unusual charges                  --                --           (1,320)                (138)
                                                 --------          --------          -------               ------
Consolidated                                     $186,043          $128,890          $14,829               $2,325
                                                 ========          ========          =======               ======


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On April 17, 2000, the Company acquired all of the outstanding shares of stock of Rittenhouse Paper Company ("Rittenhouse"). The results of operations of Rittenhouse have been included since the date of acquisition.

RESULTS OF OPERATIONS: FOR THE QUARTER:

Quarterly sales increased to $73.3 million, a 67.7 percent increase over third quarter 1999 sales of $43.7 million. Rittenhouse sales included in the third quarter were $35.0 million. Excluding Rittenhouse sales, the $5.4 million, or
12.4 percent decrease in revenue from the third quarter of 1999 was primarily due to the discontinuance of the laser cartridge product line in the Imaging Supplies segment during the first quarter of 2000.

Gross margin declined to 19.1 percent for the quarter compared to 23.7 percent for the third quarter of 1999. Rittenhouse gross margin was 19.2 percent. Excluding Rittenhouse gross margin, the Company's gross margin decreased to 19.1 percent. The decline was primarily due to decreased volume in the Imaging Supplies segment, an unfavorable change in product mix in the Label Products segment and an unfavorable inventory adjustment in the Label Products segment.

Research and development expense, as a percent of sales, decreased to 1.7 percent from 2.8 percent for the third quarter of 1999. Without the impact of Rittenhouse sales, research and development expense increased to 3.2 percent of sales in the third quarter primarily due to a reduction in sales in the Imaging Supplies segment. Selling, distribution and administrative expenses, as a percent of sales, increased to 18.7 percent from 18.2 percent for the third quarter of 1999 primarily due to incremental costs relating to the environmental clean-up at the Company's Omaha, Nebraska plant. Interest expense increased $.8 million due to the impact of borrowings related to the acquisition of Rittenhouse. Interest income declined $.2 million due to a lower cash balance as a result of the acquisition. The effective tax rate was 38.4 percent for the third quarter of 2000 compared to 40.5 percent for the third quarter of 1999.

Net loss for the third quarter of 2000 was $1.0 million, or $.18 per share, compared to net income of $.7 million, or $.12 per share, in the third quarter of 1999. Excluding the impact of Rittenhouse net income and expenses related to the acquisition and integration of Nashua and Rittenhouse, the Company's net loss of $.7 million as compared to the third quarter 1999, was primarily a result of lower sales volume and increased manufacturing expenses in the Imaging Supplies segment, incremental costs related to the environmental clean-up at the Omaha, Nebraska plant and inventory write-downs in the Label Products segment. Net income in the third quarter of 2000 included restructuring and unusual income related primarily to a revision in the costs related to the discontinuance of the remanufactured laser cartridge product line.

Details of the restructuring and unusual charges related to continuing operations and the activity recorded during the first nine months of 2000 follows:


                                                             BALANCE       CURRENT       CURRENT       BALANCE
(In thousands)                                               JUNE 30,      PERIOD        PERIOD       SEPT. 29,
                                                              2000        PROVISION      CHARGES        2000
                                                             --------     ---------      -------      ---------


Provisions for severance related to workforce reductions        $436        $ (51)        $(113)        $272
Provisions for assets to be sold or discarded                    205         (113)          (92)         --
Other                                                            218           28           (31)         215
                                                                ----        -----         -----         ----
Total                                                           $859        $(136)        $(236)        $487
                                                                ====        =====         =====         ====


The balance at June 30, 2000 for provision for workforce reductions included amounts payable to three employees. All charges, excluding asset write-downs, are principally cash in nature and are expected to be funded from operations.

RESULTS OF OPERATIONS BY REPORTABLE OPERATING SEGMENT: FOR THE QUARTER

IMAGING SUPPLIES SEGMENT:

The Imaging Supplies segment reported a 46.1 percent decrease in sales for the third quarter of 2000 compared to the same period last year primarily the result of exiting the remanufactured laser cartridge product line and lower sales of Xerox-compatible toners resulting from Hewlett-Packard's decision to discontinue its line of Xerox-compatible toners manufactured by the Company. Average pricing in the Toner and Developer product line remained substantially unchanged, while sales volume decreased for Xerox-compatible toners in the private label reseller and end user channels. Effective during the first quarter of 2000, responsibility of the cut sheet paper product line was transferred from the Imaging Supplies segment to the Specialty Paper Products segment and segment information for the prior period has been restated accordingly.

The segment's pretax loss in the third quarter of 2000 increased to $1.5 million compared to $.1 million in the third quarter of 1999. The increased pretax loss over the third quarter of 1999 was primarily due to lower sales volume and increased manufacturing costs.

SPECIALTY PAPER PRODUCTS SEGMENT:

The Specialty Paper Products segment reported a 168.2 percent increase in sales for the third quarter of 2000 compared to the same period last year as a result of the Rittenhouse acquisition. Excluding the Rittenhouse paper product line, sales increased 6.9 percent as a result of higher volume in the thermal paper product line offset by decreased volume in the cut sheet paper product line. Sales of thermal paper, which is used primarily for conversion into supermarket labels and ticket and tag applications improved due to new product focus and customer retention.

The segment's pretax income increased 228.2 percent to $2.5 million compared to $.8 million in the third quarter of 1999 as a result of the Rittenhouse acquisition. Excluding the Rittenhouse paper pretax profit of $1.2 million, the Specialty Paper Product segment pretax profit improved 69.7 percent primarily due to improvements in the segment's gross margin. Lower manufacturing costs, improved manufacturing efficiency and a favorable mix of products sold were the primary reasons for the improvement.

LABEL PRODUCTS SEGMENT:

The Label Products segment reported a 44.5 percent increase in sales for the third quarter of 2000 compared to the same period last year as a result of the Rittenhouse acquisition. Excluding Rittenhouse, sales of label products remained relatively flat. Improved product mix and pricing in the supermarket thermal product line was offset by decreased volume in the custom and stock EDP product lines.

The segment's pretax income decreased 69.7 percent to $.7 million compared to $2.2 million in the third quarter of 1999. Excluding the Rittenhouse label pretax profit of $.7 million, the Label Product segment pretax profit declined by $2.2 million over the same period last year, primarily due to a decline in the segment's gross margin and an additional environmental charge for the Omaha Plant site. Gross margin was negatively impacted by volume declines in the custom and stock EDP product lines, an unfavorable mix of products sold, manufacturing inefficiencies and the write-down of inventories.

RESULTS OF OPERATIONS: FOR NINE MONTHS YEAR-TO-DATE:

Sales for the first nine months of 2000 increased 44.3 percent to $186.0 million compared to $128.9 million in the corresponding period of 1999 due to the Rittenhouse acquisition. Excluding Rittenhouse sales, the Company's sales declined 6.4 percent to $121.2 million, primarily due to the discontinuance of the remanufactured laser cartridge product line within the Imaging Supplies segment.

Gross margin declined to 20.6 percent for the first nine months from 24.1 percent for the same period last year. Excluding the Rittenhouse gross margin, gross margin declined to 20.2 percent for the first nine months of 2000. The decline was primarily attributable to reductions in gross margin in both the Imaging Supplies and Label Product segments as a result of volume shortfalls, increased manufacturing and raw material costs and unfavorable inventory adjustments.

Research and development expense for the first nine months of 2000, as a percent of sales, declined to 1.8 percent compared to 2.9 percent for the same period last year. Excluding Rittenhouse sales, research and development expense declined to 2.7 percent, primarily due to reductions in spending in the Imaging Supplies segment. Selling, distribution and administrative expenses, as a percent of sales, decreased to 19.4 percent from 19.6 percent for the first nine months of 1999. Interest expense increased $1.4 million due to the impact of borrowings related to the acquisition of Rittenhouse. Interest income declined $.3 million due to a lower cash balance due to the acquisition. The effective tax rate was 39.3 percent for the nine months of 2000 compared to 40.5 percent for the nine months of 1999. The effective rate is higher than the U.S. statutory rate, principally due to the impact of state income taxes.

Net income in the first nine months of 2000 totaled $9.0 million, or $1.60 per share, compared to $1.4 million, or $.24 per share, in the same period in 1999. Excluding the impact of Rittenhouse net income and expenses related to the acquisition and integration, the Company's net income of $8.9 million included the recognition of an $18.6 million pretax gain resulting from the settlement of certain of the Company's pension obligations which was primarily offset by an unusual charge relating to the Company's decision to discontinue the remanufactured laser cartridge product line in the Imaging Supplies segment, incremental costs relating to the environmental clean-up at the Company's Omaha, Nebraska plant, and an unfavorable inventory adjustment in the Label Products segment. The Company's net loss before the impact of the Rittenhouse acquisition, pension settlement income and restructuring and unusual charges in the first nine months of 2000 was $1.5 million, or $0.27 per share. The net loss when compared to the first nine months of 1999, was primarily a result of decreased volumes in the Imaging Supplies segment and increased manufacturing costs, raw material costs and corporate administrative expenses relating to proxy solicitation costs.


RESULTS OF OPERATIONS BY REPORTABLE OPERATING SEGMENT: FOR NINE MONTHS YEAR-TO
DATE:

IMAGING SUPPLIES SEGMENT:

The Imaging Supplies segment reported a $8.0 million decrease in sales for the first nine months of 2000 compared to the same period last year, primarily the result of exiting the remanufactured laser cartridge product line and decreased sales of Xerox-compatible toners. Net sales in the toner and developer product line declined $2.7 million from the first nine months of 1999. Sales volume increases in the private label reseller channel were more than offset by volume decreases in the end user channel. Effective during the first quarter of 2000, responsibility for the cut sheet paper product line was transferred from the Imaging Supplies segment to the Specialty Paper Products segment. Segment information for the prior period has been restated accordingly.

The segment's pretax loss in the first nine months of 2000 increased $1.9 million to $2.9 million compared to $1.0 million in the same period in 1999. The increased pretax loss over the first nine months of 1999 was primarily due to lower sales volume and increased manufacturing costs in the toner and developer product line.

SPECIALTY PAPER PRODUCTS SEGMENT:

The Specialty Paper Products segment reported a $50.3 million increase in sales for the first nine months of 2000 compared to the same period last year due to the Rittenhouse acquisition. Excluding the Rittenhouse paper product line sales, sales increased 3.9 percent as a result of increased volume in the carbonless and thermal paper product lines which more than offset volume declines in the cut sheet paper product line. Thermal paper, which is used primarily for conversion into supermarket labels and ticket and tag applications, improved due to new product focus and customer retention.

The segment's pretax income increased 206.5 percent to $6.3 million compared to $2.0 million in the first nine months of 1999 primarily as a result of the Rittenhouse acquisition. Excluding the Rittenhouse paper pretax profit of $3.2 million, the Specialty Paper Product segment pretax profit improved 49.5 percent, primarily due to improvements in the segment's gross margin. Lower manufacturing costs, improved manufacturing efficiency and a favorable mix of products sold were the primary reasons for the improvement.

LABEL PRODUCTS SEGMENT:

The Label Products segment reported a 30.8 percent increase in sales for the first nine months of 2000 compared to the same period last year primarily due to the Rittenhouse acquisition. Excluding Rittenhouse sales of label products, the Label Products segment sales increased 1.8 percent as a result of an improved mix of products sold.

The segment's pretax income decreased 38.3 percent to $3.6 million compared to $5.9 million in the first nine months of 1999. Excluding the Rittenhouse label pretax profit of $2.0 million, the Label Product segment pretax profit declined
64.8 percent over the same period last year, primarily due to a decline in the segment's gross margin and a charge related to environmental clean-up at the Omaha, Nebraska facility. An unfavorable mix of products sold and an inventory write-down were the primary reasons for the decline in gross margin.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

Working capital decreased $13.9 million to $21.7 million from December 31, 1999 primarily the result of the Rittenhouse acquisition. Cash and cash equivalent decreases and accounts payable and accrued liabilities increases more than offset increases in accounts receivable and inventory. Cash and cash equivalents decreased $24.1 million.

Net cash used in investing activities consisted primarily of the acquisition of Rittenhouse, net of cash acquired, totaling $58.6 million and capital expenditures of $7.5 million, offset by $1.9 million in proceeds from the sale of certain real estate located in Nashua, NH. The capital expenditures reflect purchases of machinery and equipment in all segments and building improvements in the Imaging Supplies segment. Net cash provided by financing activities consisted primarily of $38.0 million in proceeds from borrowings related primarily to the Rittenhouse acquisition.

During April 2000, the Company entered into a new financing agreement with Fleet Bank - NH and LaSalle Bank, NA as detailed in the Indebtedness section of the Notes to the Condensed Consolidated Financial Statements. The Loan Agreement requires the Company to maintain certain financial covenants such as Total Funded Debt to earnings before interest, income taxes, depreciation and amortization and a Fixed Charge Coverage Ratio. The Company was not in compliance with the above quarterly financial covenants and received a waiver from the Banks for the quarter ended September 29,2000.

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



                           PART II - OTHER INFORMATION

ITEM 5. OTHER INFORMATION

ANNUAL MEETING OF STOCKHOLDERS

The Company's Annual Stockholders' Meeting will be held on May 8, 2001 at the Crowne Plaza, 2 Somerset Parkway, Nashua, NH, at 10:00 a.m.

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


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

10.19 Amendment to the Revolving Credit and Term Loan Agreement as of October 23, 2000 by and among Nashua Corporation, Rittenhouse, L.L.C., Rittenhouse Paper Company, Fleet National Bank and LaSalle Bank, N.A.

27.01     Financial Data Schedule for the period ending September 29, 2000.


REPORTS ON FORM 8-K

None.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to certain market risks from interest rate fluctuations relating to its Loan Agreement entered into with Fleet Bank-NH and LaSalle Bank, NA on April 17, 2000. We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in interest rates applied to our debt. As of September 29, 2000, the analysis indicated that the hypothetical market movement would not have a material effect on the Company's consolidated financial position, results of operations or cash flows. Actual changes in interest rate and the related effects may differ materially from that analysis.

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



                                              NASHUA CORPORATION
                                              ---------------------------------
                                              (Registrant)

Date:  NOVEMBER 13, 2000                      By: /s/ John L. Patenaude
                                              ---------------------------------
                                              John L. Patenaude
                                              Vice President-Finance and
                                              Chief Financial Officer
                                              (principal financial and duly
                                              authorized officer)