Form 10-K405
period 2000-12-31
NASHUA CORP
filed 2001-03-30
CIK 69680

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                            For the fiscal year ended
                                DECEMBER 31, 2000
                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                           to
                               -------------------------    --------------------

                         COMMISSION FILE NUMBER 1-5492-1
                               NASHUA CORPORATION
             (Exact name of Registrant as Specified in its Charter)

            DELAWARE                                  02-0170100
   (State or Other Jurisdiction of         (IRS Employer Identification No.)
   Incorporation or Organization)

   11 TRAFALGAR SQUARE, SECOND FLOOR
         NASHUA, NEW HAMPSHIRE                           03063
(Address of Principal Executive Offices)               (Zip Code)

       Registrant's telephone number, including area code: (603) 880-2323

Securities registered pursuant to Section 12(b) of the Act:

                                             Name of Each Exchange
Title of Each Class                          on Which Registered
-----------------------------                -----------------------
Common Stock, par value $1.00                New York Stock Exchange

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

                                    Continued

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.(X)

     The aggregate market value of voting stock held by non-affiliates of the registrant as of March 26, 2001 was approximately $25,229,618. The number of shares outstanding of the registrant's Common Stock as of March 26, 2001 was 5,833,783 (excluding 1,023,818 shares held in treasury).



                       DOCUMENTS INCORPORATED BY REFERENCE


Portions of the registrant's definitive Proxy Statement for the Annual Meeting of Stockholders of the registrant to be held on May 8, 2001, are incorporated by reference into Part III of this Form 10-K.

                                     PART I

ITEM 1. BUSINESS

GENERAL

Nashua Corporation ("Nashua") manufactures and markets a wide variety of specialty imaging products and services to industrial and commercial customers to meet various print application needs.

         Nashua was incorporated in Massachusetts in 1904 and changed its state of incorporation to Delaware in 1957. The Company has its principal executive offices at 11 Trafalgar Square, Nashua, New Hampshire 03063 (Telephone: (603) 880-2323) and its Internet address is www.nashua.com. References to the "Company" or to "Nashua" refer to Nashua Corporation and its consolidated subsidiaries, unless the context otherwise requires.

         On April 17, 2000, the Company completed the acquisition of all outstanding shares of stock of Rittenhouse Paper Company, an Illinois corporation ("Rittenhouse"), pursuant to a Stock Purchase Agreement, dated March 21, 2000, by and among the Company, Rittenhouse and the stockholders of Rittenhouse. Rittenhouse manufactures and markets a wide range of paper media, pressure-sensitive labels and imaging supplies. In paper media, Rittenhouse is primarily a converter of large rolls of paper into products such as cut/roll, bond paper, thermal, point-of-sale, ATM and wide format papers. In labels, it manufactures a wide assortment of pressure-sensitive labels and entertainment tickets for both commercial and consumer use. In imaging supplies, it manufactures and markets ribbons for use in imaging devices.

         Due to the continued decline in sales and profitability of the Company's remanufactured laser cartridge operation, the Company discontinued this product line in the first quarter of 2000. The Company recorded unusual charges totaling $1.0 million for the year primarily comprised of severance and other exit costs related to the discontinuance of this product line. The operations of the remanufactured laser cartridge product line are included in the Imaging Supplies segment.

OPERATING SEGMENTS

Beginning with the second quarter of 2000, the Company realigned operating segments for financial reporting purposes due to the acquisition of Rittenhouse. The Company now has three segments: (1) Imaging Supplies, (2) Specialty Paper Products and (3) Label Products. The Imaging Supplies segment includes remanufactured laser cartridge and toner and developer products and, effective in the first quarter of 2000, the Company transferred responsibility for the cut-sheet paper product line to the Specialty Paper Products segment. The Label Products segment, formerly included in the Specialty Coated and Label Products segment, includes pressure-sensitive laminated paper, entertainment tickets, stickers, retail shelf tags and pressure-sensitive thermosensitive label product lines. The Specialty Paper Products segment, which was also included in the Specialty Coated and Label Products segment, is now reported as a separate segment. The Specialty Paper Products segment's product scope includes thermal papers, bond papers, carbonless paper, specialty printed papers, such as ATM receipts and point-of-sale receipts, wide format papers, dry-gum papers, heat seal papers and ribbons. Historical segment data has been restated to reflect these changes. Consolidated net sales for 2000 from continuing operations were $253.1 million.

         Set forth below is a brief summary of each of our three operating segments, together with a description of their more significant products, competitors and operations. Additional financial information regarding our business segments is contained in the Note entitled "Information About Operations" in the Company's Consolidated Financial Statements included in Item 8 of Part II of this Form 10-K.

Imaging Supplies Segment

Nashua's Imaging Supplies segment manufactures and sells a variety of consumable products used in the process of producing hard copy images. Nashua's imaging supplies product line is comprised primarily of high quality, competitively priced toners and developers.

         Nashua markets its products worldwide under both the Nashua brand and major private labels. Products are sold through a variety of distribution channels. Sales of toner and developer to government agencies, machine service providers, and print-for-pay type customers are made through both direct and agent sales forces. Nashua also aligns itself with strategic partners who market toner and developer in complementary market segments.

         Nashua's major competitors for toners and developers include Xerox Corporation and Ricoh Corporation, each of which sells supplies for use in machines manufactured by it. The Company also competes with other smaller independent manufacturers of toner and developer products. This market segment is competitive, with more sophisticated toner formulas and shorter copier machine life cycles requiring timely product development and marketing. Strong OEM patent protection on formulations and dispense mechanisms requires Nashua to closely monitor new product development efforts in order to avoid patent infringement.

         The Imaging Supplies segment depends on outside suppliers for most of the raw materials used to produce its products. The segment purchases materials from several suppliers and believes that adequate quantities of supplies are available. There are no assurances that the Company's operating results would not be adversely affected, however, by future increases in raw materials prices.

Specialty Paper Products Segment

Nashua's Specialty Paper Products segment manufactures and sells: (1) thermal papers to printers and converters; (2) non-thermal papers; bond papers; specialty printed papers, such as ATM receipts and point-of-sale receipts; wide format papers; heat seal papers; Davac(R) dry-gum papers; carbonless papers; and ribbons primarily to merchants, resellers, converters and end-users, and (3) thermosensitive label products to fine paper merchants, converters and end-users.

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

         Davac(R) dry-gummed paper is a paper which is coated with a moisture-activated adhesive. Davac(R) dry-gummed paper is sold primarily to fine paper merchants and business forms manufacturers. It is ultimately converted into various types of labels and stamps. Major competitors in the dry-gummed label industry include Brown-Bridge Company, Ivex Corporation and Spinnaker.

         The segment's thermosensitive label papers are coated with an adhesive that is activated when heat is applied. These products are usually sold through fine paper merchants who, in turn, resell them to printers who convert the papers into labels for use primarily in the pharmaceutical industry. Thermosensitive label papers are also used in bakery and meat packaging applications.

         Wide format ink jet paper is a premium quality heavy weight paper untreated or treated with either resin or non resin coatings which is sold to merchants and resellers for use in graphic applications, signs, engineering drawings, posters and presentations. Major competitors in the wide format ink jet industry include Rexam PLC and Azon Corporation.

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

         The Specialty Paper Products segment depends on outside suppliers for most of the raw materials used to produce carbonless and thermal papers, including paper to be converted and chemicals to be used in producing the various coatings which Nashua applies. The Company purchases materials from several suppliers and believes that adequate quantities of supplies are available. There are no assurances that the Company's operating results would not be adversely affected by future increases in the cost of raw materials or sourced products.

Label Products Segment

Nashua's Label Products segment manufactures and sells: (1) pressure-sensitive labels to merchants and end-users, (2) pressure-sensitive laminated papers to label converters and (3) entertainment tickets, stickers and retail shelf tags to merchants and end-users.

         Significant uses for pressure-sensitive labels include grocery scale marking, inventory control, automatic identification, and address labels. The Label Products segment is a major supplier of labels to the supermarket industry and of labels used in the distribution and manufacture of a wide variety of other products. The label industry is price-sensitive and competitive and includes competitors such as Moore Corporation Ltd., Hobart Corporation, NCR and UARCO, Inc. as well as numerous small regional converters.

         Pressure-sensitive laminated paper is sold to label converters and to end-user in-house converting departments primarily for the supermarket industry. Laminated paper is a combination of two papers and an adhesive. One paper is a carrier strip called a liner upon which is laminated a face sheet. A variety of adhesives bind the face sheet and the liner. Printing is done directly on the face sheet using impact printing devices, thermal activism or a variety of ink deposition techniques. Major competitors in the pressure-sensitive laminated paper industry include: Avery Dennison Corporation, Spinnaker Industries Inc., Green Bay Packaging, Inc., Ricoh Corporation and Kanzaki Paper Mfg. Co.

         The Label Products segment depends on outside suppliers for most of the raw material used to produce labels and label papers, including paper to be converted and chemicals to be used in producing the various coatings which Nashua applies. The Company purchases materials from several suppliers and believes that adequate quantities of supplies are available. There are no assurances that the Company's operating results would not be adversely affected by future increases in the cost of raw materials or sourced products.

DEVELOPMENT OF NEW PRODUCTS

The Company's success depends in part on its ability to continue developing and marketing new products. There can be no assurance that the Company will be able to develop and introduce new products in a timely manner or that such products, if developed, will achieve market acceptance. In addition, the Company's growth is dependent on its ability to penetrate new markets and sell through alternative channels of distribution. There can be no assurance that the markets being served by the Company will continue to grow; that existing and new products will meet the requirements of such markets; that the Company's products will achieve customer acceptance in such markets; that competitors will not force prices to an unacceptably low level or take market share from the Company; or that the Company can achieve or maintain profits in its markets.

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

MANUFACTURING OPERATIONS

The Company operates manufacturing facilities in Nashua, New Hampshire; Merrimack, New Hampshire; Omaha, Nebraska; Jefferson City, Tennessee; Morristown, Tennessee; Vernon, California; and Hewitt, Texas. All of these sites are unionized, except for the Tennessee and Texas locations. More information regarding the operating segments and principal products produced at each location can be found below in Item 2 of Part I of this Form 10-K. While we believe that labor wage rates and worker productivity at each of these manufacturing locations is competitive, there can be no assurance that future operating results will not be adversely affected by changes in labor wage rates or productivity.

RESEARCH AND DEVELOPMENT

Nashua's research and development efforts have been instrumental in the development of many of the products it markets. The research efforts of each of the Company's operating units are directed primarily toward developing new products and processes and improving product performance, often in collaboration with customers. The Company's research and development efforts support each operating unit's patent and product development work focusing primarily on new thermal coating applications in respect to the Specialty Paper Products segment and new toner and developer formulations and toner cartridge design in respect to the Imaging Supplies segment. Nashua's research and development expenditures were $4.2 million in 2000, $5.1 million in 1999 and $5.9 million in 1998.

ENVIRONMENTAL MATTERS

The Company is subject to various environmental laws and regulations. These include the Comprehensive Environmental Response, Compensation and Liability Act, as amended by the Superfund Amendments and Reauthorization Act ("CERCLA"), the Resource Conservation and Recovery Act ("RCRA"), the Clean Water Act and other state and local counterparts of these statutes. The Company believes that its operations have been and continue to be operating in compliance in all material respects with applicable environmental laws and regulations. Nevertheless, in the past and potentially in the future, the Company has and could receive notices of alleged environmental violations. Violation of these laws and regulations could result in substantial fines and penalties. The Company has endeavored to promptly remedy any such violations upon notification.

         For the past five years, the Company has spent approximately $1.0 million per year for compliance with pertinent environmental laws and regulations. In addition, for those sites which the Company has received notification of the need to remediate, the Company has assessed its liability and has established a reserve for estimated costs associated therewith. At December 31, 2000 the reserves for potential environmental liabilities were $1.6 million for continuing operations and $.3 million for discontinued operations. Liability of "potentially responsible parties" (PRP) under CERCLA and RCRA, however, is joint and several, and actual remediation expenses at sites where the Company is a PRP may exceed current estimates. The Company believes that, based on the facts currently known to the Company and the environmental reserve recorded, its remediation expense with respect to those sites and on-going costs of compliance are not likely to have a material adverse effect on its consolidated financial position or results of operations.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information regarding the executive officers of Nashua as of March 15, 2001:

NAME                          AGE            POSITION
----                          ---            --------
Andrew B. Albert              55             Chairman, President and Chief Executive Officer
John M. Kucharski             65             Vice Chairman
John L. Patenaude             51             Vice President-Finance, Chief Financial Officer and Treasurer
John J. Ireland               49             Vice President/President, Specialty Paper Products Division
Joseph R. Matson              53             Vice President, Corporate Controller
Robert S. Amrein              46             Vice President, General Counsel and Secretary
Donna J. DiGiovine            39             Vice President/President, Toner and Developer Products Division
Thomas R. Pagel               44             Vice President/President, Label Products Division

         Mr. Albert has been Chairman of the Board, President and Chief Executive Officer of Nashua since December 2000. He became President and Chief Operating Officer in April 2000 when Nashua closed its acquisition of Rittenhouse Paper Company. Prior to joining Nashua, he was Chairman and Chief Executive Officer of Rittenhouse Paper Company since 1983.

         Mr. Kucharski has served as Vice Chairman since December 2000. He has been a member of the Company's Board of Directors since 1988 and is the former Chairman and Chief Executive Officer of EG&G, Inc. (currently Perkin Elmer, Inc.).

         Mr. Patenaude has been the Vice President-Finance, Chief Financial Officer and Treasurer of Nashua since May 1998. From July 1996 to May 1998, he was Assistant Treasurer of the Company.

         Mr. Ireland has been a Vice President of Nashua since November 1995, President of the Specialty Paper Products Division since April 1998 and its General Manager since April 1994.

         Mr. Matson has been a Vice President of Nashua since May 1998 and its Corporate Controller since July 1988.

         Mr. Amrein has been Vice President, General Counsel and Secretary of Nashua since December 2000. Prior to joining Nashua he served as Chief Legal Counsel for M/A-Com, Inc. from 1997 to 2000 and as General Counsel and Corporate Secretary of Schneider Automation from 1988 to 1997.

         Ms. DiGiovine has been a Vice President of Nashua and President of the Toner and Developer Products Division since December 1999 and its General Manager since April 1999. She was Director of Marketing for the Imaging Supplies segment from September 1998 to April 1999 and its Manager of Consumer Product Marketing from July 1996 to September 1998.

         Mr. Pagel has been Vice President of Nashua and President of the Label Products Division since February 2001. He became President of Nashua's Tennessee Label operation in April 2000 when Nashua closed its acquisition of Rittenhouse Paper Company. Prior to joining Nashua, he was President and Chief Operating Officer of Rittenhouse Paper Company's Label Media Group.

         Executive officers are generally elected to their offices each year by the Board of Directors shortly after the Annual Meeting of Shareholders.

EMPLOYEES

Nashua and its subsidiaries had approximately 1,140 full-time employees at January 31, 2001. Approximately 476 employees of the Company are members of one of several unions, principally the Paper, Allied-Industrial, Chemical and Energy International Union. We believe our employee relations are good. There are three agreements with the Paper, Allied-Industrial, Chemical and Energy International Union covering approximately one-half of the Company's hourly employees. These agreements have initial durations of two to four years, which expire on March 31, 2002 and March 30, 2003, respectively.

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

FORWARD-LOOKING AND CAUTIONARY STATEMENTS

Information provided by the Company in this Form 10-K may contain forward-looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995. The Company may also make forward-looking statements in other reports filed with the Securities and Exchange Commission, in materials delivered to stockholders and in press releases. In addition, the Company's representatives may from time to time make oral forward-looking statements. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that is not directly related to historical or current fact. Words such as "anticipates," "believes," "expects," "estimates," "intends," "plans," "projects," "can," "may" and similar expressions are intended to identify such forward-looking statements. Forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from those anticipated. Such risks and uncertainties include, but are not limited to, the Company's future capital needs, stock market conditions, price of the Company's stock, fluctuations in customer demand, intensity of competition from other vendors, timing and acceptance of new product introductions, general economic and industry conditions, delays or difficulties in programs designed to increase sales and improve profitability, the settlement of various tax issues, the possibility of a final award of material damages in the Cerion securities litigation and other risks detailed in this Form 10-K and the Company's other filings with the Securities and Exchange Commission. The Company assumes no obligation to update the information contained in this Form 10-K or revise any forward-looking statement.

ITEM 2.  PROPERTIES

Nashua's manufacturing facilities are located in the United States. Nashua considers its properties to be in good operating condition and suitable for the production of its products. Nashua relocated its corporate offices to a leased facility located in Nashua, NH during the second quarter of 2000. The lease for our corporate offices expires on May 30, 2005. Nashua relocated the administrative offices and certain manufacturing departments of the Imaging Supplies segment to a facility currently owned by the Company in Merrimack, NH. A portion of the manufacturing of the Imaging Supplies segment is still located at Front Street in Nashua, NH.

         The Company acquired several facilities as part of its acquisition of Rittenhouse in April 2000.

         The principal manufacturing facilities of the Company are listed by industry segment, location and principal products produced. Except as otherwise noted, each of these facilities is owned by the Company.

PRINCIPAL PROPERTIES

                                              TOTAL
                                              SQUARE         NATURE OF
LOCATION                                     FOOTAGE         PRODUCTS PRODUCED
--------                                     -------         -----------------
CORPORATE
Nashua, New Hampshire (leased)               18,000          none (corporate offices)

SPECIALTY PAPER PRODUCTS SEGMENT
Merrimack, New Hampshire                    475,000(1)       coated paper products
Jefferson City, Tennessee                   145,000(2)       converted paper products
Morristown, Tennessee (leased)               35,000(2)       converted paper products and warehousing
Vernon, California (leased)                  61,000(2)       converted paper products
Hewitt, Texas (leased)                       20,000(2)       converted paper products
Park Ridge, Illinois (leased)                17,000(2)       none (administrative offices)

LABEL PRODUCTS SEGMENT
Omaha, Nebraska                             170,000          label products
Jefferson City, Tennessee                    60,000(2)       label products

IMAGING SUPPLIES SEGMENT
Nashua, New Hampshire                       209,000          dry toner and developer products
Merrimack, New Hampshire                    112,000          dry toner and developer products

(1) The Specialty Coated Products Division utilizes approximately 315,000 square feet and the remaining space is leased to third parties.

(2)      Former Rittenhouse facilities.

ITEM 3.  LEGAL PROCEEDINGS

In August and September 1996, two individual plaintiffs initiated lawsuits in the Circuit Court of Cook County, Illinois against the Company, Cerion, certain directors and officers of Cerion, and the Company's underwriter, on behalf of classes consisting of all persons who purchased the common stock of Cerion between May 24, 1996 and July 9, 1996. These two complaints were consolidated. In March 1997, the same individual plaintiffs joined by a third plaintiff filed a Consolidated Amended Class Action Complaint (the "Consolidated Complaint"). The Consolidated Complaint alleged that, in connection with Cerion's initial public offering, the defendants issued materially false and misleading statements and omitted the disclosure of material facts regarding, in particular, certain significant customer relationships. In October 1997, the Circuit Court on motion by the defendants, dismissed the Consolidated Complaint. The plaintiffs filed a Second Amended Consolidated Complaint alleging substantially similar claims as the Consolidated Complaint seeking damages and injunctive relief. On May 6, 1998, the Circuit Court, on motion by the defendants, dismissed with prejudice the Second Amended Consolidated Complaint. The plaintiffs filed with the Appellate Court an appeal of the Circuit Court's ruling. On November 19, 1999, the Appellate Court reversed the Circuit Court's ruling dismissing the Second Amended Consolidated Complaint. The Appellate Court ruled that the Second Amended Consolidated Complaint stated a claim and remanded the case to the Circuit Court for further proceedings. On December 27, 1999, the Company filed a Petition for Leave to Appeal from the Appellate Court with the Supreme Court of Illinois. In that Petition, the Company asked the Supreme Court of Illinois to hear the Company's further appeal and determine whether the Circuit Court or the Appellate Court is correct. That Petition was denied and the case was remanded to the Circuit Court for trial. Discovery is in process. The Company believes that the lawsuit is without merit and will continue to defend itself in this matter.

         The Company is involved in certain environmental matters and has been designated by the Environmental Protection Agency ("EPA") as a potentially responsible party ("PRP") for certain hazardous waste sites. In addition, the Company has been notified by certain state environmental agencies that some of the Company sites not addressed by the EPA require remedial action. These sites are in various stages of investigation and remediation. Due to the unique physical characteristics of each site, the technology employed, the extended timeframes of each remediation, the interpretation of applicable laws and regulations and the financial viability of other potential participants, the ultimate cost to the Company of remediation for each site is difficult to estimate. At December 31, 2000, based on the facts currently known and the Company's prior experience with these matters, the Company has concluded that there is at least a reasonable possibility that site assessment, remediation and monitoring costs will be incurred by the Company with respect to those sites which can be reasonably estimated in the aggregate range of $1.4 million to $1.6 million for certain of the Company's continuing operations, and a range of $.1 million to $.4 million for certain of the Company's discontinued operations. These ranges are based, in part, on an allocation of certain sites' costs which, due to the joint and several nature of the liability, could increase if the other PRPs are unable to bear their allocated share. At December 31, 2000, the Company's accrual balances were $1.6 million for continuing operations and $.3 million for discontinued operations, which represent, in management's view, the most likely amounts within the ranges stated above. Based on information currently available to the Company, management believes that it is probable that the major responsible parties will fully pay the costs apportioned to them. Management believes that, based on its financial position and the estimated environmental accrual recorded, its remediation expense with respect to those sites is not likely to have a material adverse effect on its consolidated financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCK- HOLDER MATTERS

The Notes to the Company's Consolidated Financial Statements entitled "Shareholder's Equity", "Quarterly Operating Results" and "Common Stock Information," which are included in Item 8. of Part II of this Form 10-K include information on the market for the registrant's common stock and related stockholder matters.

ITEM 6.  SELECTED FINANCIAL DATA

                       NASHUA CORPORATION AND SUBSIDIARIES
                           FIVE YEAR FINANCIAL REVIEW

(In thousands, except per share data,
 number of employees and percentages)                              2000          1999         1998          1997          1996
 ------------------------------------                              ----          ----         ----          ----          ----
Operations(1)
Net sales                                                       $ 253,122    $ 170,844     $ 167,831     $ 173,202     $ 199,039
Gross margin percentage                                              20.1%        24.0%         24.3%         23.1%         20.6%
Selling, distribution and administrative expenses as a
  percentage of sales                                                19.5%        20.3%         20.3%         22.3%         21.7%
Income (loss) before interest and income taxes as a
  percentage of sales(2)                                              5.9%         2.1%         (6.9)%        (5.9)%        (4.5)%
Income (loss) before income taxes as a percentage of sales(2)         5.1%         1.7%         (7.1)%        (5.9)%        (5.8)%
Income (loss) as a percentage of sales(2)                             2.1%        (0.3)%        (4.3)%        (3.6)%        (3.7)%
Effective tax rate                                                   58.3%       114.6%        (39.5)%       (39.9)%       (36.4)%
Income (loss) before income taxes(2)                            $  12,914    $   2,883     $ (11,950)    $ (10,300)    $ (11,464)
Income (loss) after income taxes(2)                             $   5,386    $    (420)    $  (7,229)    $  (6,190)    $  (7,290)
Income (loss) from discontinued operations, net of tax               --      $  (4,001)    $  (6,687)    $  (2,632)    $     460
Gain on public stock offering, disposition of stock, and
  disposal of discontinued operation, net of taxes                   --           --       $   1,052          --       $  32,281
Extraordinary loss, net of taxes                                     --           --            --            --       $  (1,257)
Net income (loss)                                               $   5,386    $  (4,421)    $ (12,864)    $  (8,822)    $  24,194
Basic and diluted earnings (loss) per common share:
  Continuing operations(2)                                      $     .95    $   (0.07)    $   (1.15)    $    (.97)    $   (1.14)
  Discontinued operations                                            --      $   (0.70)    $   (1.06)    $    (.41)    $     .07
  Gain on public stock offering, disposition of stock, and
    disposal of discontinued operation, net of taxes                 --           --       $     .17          --       $    5.06
  Extraordinary loss, net of taxes                                   --           --            --            --       $    (.20)
  Net income (loss)                                             $     .95    $   (0.77)    $   (2.04)    $   (1.38)    $    3.79

Financial Position(1)
Working capital                                                 $  22,531    $  35,562     $  45,874     $  18,892     $  21,173
Total assets                                                    $ 170,471    $ 130,445     $ 134,095     $ 146,762     $ 176,689
Long-term debt                                                  $  35,905    $     511     $   1,064     $   3,489     $   2,044
Total debt                                                      $  45,711    $   1,022     $   1,575     $   4,000     $   2,855
Total capital employed                                          $ 118,048    $  67,848     $  76,802     $  99,022     $ 104,772
Total debt as a percentage of capital employed                       38.7%         1.5%          2.1%          4.0%          2.7%
Shareholders' equity                                            $  72,337    $  66,826     $  75,227     $  95,022     $ 101,917
Shareholders' equity per common share                           $   12.79    $   11.86     $   12.59     $   14.76     $   15.90

Other Selected Data(1)
Investment in plant and equipment                               $   9,625    $   7,855     $   6,702     $   4,418     $   5,877
Depreciation and amortization                                   $   9,304    $   6,381     $   6,846     $   7,554     $   9,045
Dividends per common share                                      $     .01         --            --            --            --
Return on average shareholders' equity                                7.7%        (6.2)%       (15.1)%        (9.0)%        27.4%
Common stock price range:
  High                                                          $   10.31    $   15.44     $   17.50     $   14.75     $   19.63
  Low                                                           $    3.56    $    6.56     $   11.56     $    9.50     $    9.13
  Year-end closing price                                        $    4.44    $    7.50     $   13.31     $   11.63     $   12.00
Number of employees from continuing operations                      1,140          729           725           768           874
Number of employees from discontinued operations                     --           --            --           1,273         1,524
Average common shares outstanding                                   5,649        5,718         6,320         6,385         6,376

(1) See "Business Changes" Note to Consolidated Financial Statements for a description of certain matters relevant to this data, including the acquisition of Rittenhouse Paper Company in April 2000.

(2) Income (loss) is from continuing operations and includes restructuring and other unusual charges/(income) of $1.0 million and pension settlement income of $(18.6) million for 2000 (a combined 7.0% of sales), $(1.3) million for 1999 (.8% of sales), $13.8 million for 1998 (8.2% of sales), $4.3 million for 1997 (2.5% of sales), and $(1.7)
         million for 1996 (0.9% of sales).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                CORPORATE MATTERS

On April 17, 2000, the Company completed the acquisition of all outstanding shares of stock of Rittenhouse Paper Company, an Illinois corporation ("Rittenhouse"), pursuant to a Stock Purchase Agreement, dated March 21, 2000, by and among the Company, Rittenhouse and the stockholders of Rittenhouse. Rittenhouse manufactures and markets a wide range of paper media, pressure-sensitive labels and imaging supplies. In paper, Rittenhouse is primarily a converter of large rolls of paper into products such as cut/roll, bond paper, thermal, point-of-sale, ATM and wide format papers. In labels, it manufactures a wide assortment of pressure-sensitive and entertainment tickets for both commercial and consumer use. In imaging, it manufactures and markets ribbons for use in imaging devices.

         Due to the continued decline in sales and profitability of the Company's remanufactured laser cartridge operation, the Company discontinued this product line in the first quarter of 2000. The Company recorded unusual charges totaling $1.0 million for the year primarily comprised of severance and other exit costs related to the discontinuance of this product line. The operations of the remanufactured laser cartridge business are included in the Imaging Supplies segment.

         In the first quarter of 2000, the Company recorded a pretax gain of $18.6 million associated with the purchase of non-participating annuity contracts from Principal Life Insurance Company to settle the Company's pension benefit obligation with respect to the retired salaried and hourly employees covered under its pension plans and receiving pension benefits as of December 1, 1999.

         On April 9, 1998, the Company completed the sale of its Photofinishing segment. The Company received net proceeds of $49.9 million for the net assets of the Photofinishing segment and, after recording taxes of $7.9 million, recorded a gain of $1.1 million. The Company owns a 37.1 percent interest in the Cerion Technologies Liquidating Trust, a trust established pursuant to the liquidation of Cerion Technologies Inc. ("Cerion"), formerly a publicly held company. On September 15, 1998, Cerion announced its decision to cease operations and liquidate its assets. Accordingly, the Company no longer accounts for its investment in Cerion under the equity method of accounting and has accounted for its interest in Cerion based on its expected net realizable value on an after tax basis, since the third quarter of 1998. At December 31, 2000, 1999 and 1998, the Company valued its investment in Cerion at $.8 million. For the year ended December 31, 1998, the Company recognized a $4.5 million charge, net of $2.2 million in taxes, of which a portion related to Nashua's share of Cerion losses and the remainder related to the reduction in the Company's investment in Cerion to its net realizable value, net of taxes. Results of operations for Cerion and the Photofinishing segment are reported as discontinued operations for all periods presented in the accompanying consolidated financial statements.


            RESULTS OF CONTINUING OPERATIONS - 2000 COMPARED TO 1999

Net sales improved to $253.1 million, a 48.2 percent increase over 1999 due to the Rittenhouse acquisition. Excluding Rittenhouse, sales declined 9.6 percent to $154.4 million, primarily due to the discontinuance of the remanufactured laser cartridge product line and a decrease in toner sales within the Imaging Supplies segment. Gross margin decreased to 20.1 percent in 2000 from 24.0 percent in 1999. Excluding Rittenhouse, gross margin declined to 20.6 percent for 2000. The decline was primarily attributable to margin declines in the Label Products and Imaging Supplies segments.

         The Company recorded net income from continuing operations of $5.4 million in 2000, compared to a net loss from continuing operations of $.4 million in 1999. The 2000 results included pension settlement pretax income of $18.6 million and net restructuring and unusual charges of $1.0 million. The 1999 results included net restructuring and unusual pretax income of $1.3 million. The Company's pretax income, before restructuring and other unusual charges and pension settlement income, declined $6.3 million from income of $1.6 million in 1999 to a loss of $4.7 million in 2000. The $6.3 million decrease in 2000 resulted from an increase in profitability of $2.0 million in the operating segments offset by an increase of $8.3 million in Corporate expenses. The $2.0 million improvement in the operating segments resulted from increased profitability in the Specialty Paper Products segment of $4.9 million and in the Company's Projection System's business of $1.2 million, partially offset by profitability declines of $2.6 million in the Imaging Supplies segment and $1.5 million in the Label segment. The increase in the profitability of the Projection System's business was related to the sale of technology. The Company expects to realize $.5 million of pretax income from the sale of technology in 2001. The increase in Corporate expenses was driven primarily by the business acquisition, including increased net interest of $2.7 million, amortization of goodwill and deferred financing costs of $1.3 million, additional corporate overhead expenses of $1.7 million and integration costs of approximately $1.0 million. Corporate Administrative expenses were also impacted by an increase in proxy related costs. Corporate overhead expenses, integration costs and proxy solicitation fees are expected to decline in 2001.

         Restructuring and other unusual charges for 2000 of $1.0 million consisted primarily of $1.0 million of exit costs associated with the discontinuance of the laser cartridge product line, $.5 million from a 15 percent workforce reduction in the Imaging Supplies segment and $.5 million of workforce reductions resulting from acquisition synergies, partially offset by unusual income of $1.0 million resulting from the reversal of a loss accrual relating to the settlement of the Ricoh Company, Ltd., Ricoh Electronics, Inc., and Ricoh Corporation (collectively "Ricoh") patent infringement lawsuit against the Company.

         Details of the restructuring reserves related to continuing operations and activity recorded during 2000 were as follows:

                                                                      Reserve                                            Reserve
                                                                      Balance         Current             Current        Balance
                                                                     Dec. 31,           Year                Year        Dec. 31,
(In thousands)                                                         1999           Provision         Utilization       2000
--------------------------------------------------------------------------------------------------------------------------------
2000 Activity:
Provisions for severance related to workforce reductions                $123            $1,445            $  (854)         $714
Provisions for assets to be sold or discarded                              -               216               (216)            -
Other                                                                     86               184               (270)            -
                                                                       ---------------------------------------------------------
Total                                                                   $209            $1,845            $(1,340)         $714
                                                                        ========================================================


         The 2000 provision for workforce reductions included amounts payable to 122 employees. The restructuring activities provided for in the balance at December 31, 1999 were completed during 2000 and the amounts charged against the reserve did not change materially from the reserve balance of $.2 million.

         Selling and distribution expenses increased 27.5 percent from the prior year due to the acquisition of Rittenhouse. Excluding Rittenhouse, these expenses declined 16.1 percent resulting from sales declines in the Imaging Supplies segment. Administrative expenses increased 65.2 percent from the prior year primarily due to the acquisition of Rittenhouse. Research and development expenses decreased by 16.4 percent from the prior year primarily due to a reduction in spending in the Imaging Supplies segment and a reduction in Projection Systems development expenses. Interest expense increased $2.1 million from 1999 due to the impact of borrowings incurred to finance the Rittenhouse acquisition as described in the "Liquidity, Capital Resources and Financial Condition" section of this report. Interest income decreased by $.6 million due to the decreased cash balance resulting from the Rittenhouse acquisition. Management expects interest expense to increase in 2001 due to a full year of borrowings associated with the Rittenhouse acquisition and increased borrowings in December of 2000 related to the settlement of the Ricoh patent infringement lawsuit against the Company. Interest income is also expected to decline due to the decreased cash balance at December 31, 2000.

         The effective tax rate for continuing operations was a provision of
58.3 percent compared to a provision of 114.6 percent in 1999. The 2000 effective tax rate is higher than the U.S. federal statutory rate primarily due to non-deductible goodwill and the write-off of a tax asset associated with expired tax losses.

Specialty Paper Products Segment

Effective during the first quarter of 2000, responsibility for the cut-sheet paper product line was transferred from the Imaging Supplies segment to the Specialty Paper Products segment. Segment information for the prior period has been restated accordingly.

         The Specialty Paper Products segment reported a 109.4 percent increase in sales for 2000 as a result of the Rittenhouse acquisition. Excluding Rittenhouse and sales for the fax paper product line which was discontinued in the third quarter of 1999, sales increased 3.1 percent due to increased volume in the segment's thermal and carbonless product lines, which more than offset volume declines in its cut-sheet paper product line. Improved customer retention and new product introductions were the primary reasons for the sales improvement. Pretax profit increased $4.9 million to $7.5 million for 2000, as a result of the Rittenhouse acquisition. Excluding Rittenhouse pretax profit of $3.3 million, segment pretax profit improved 61.5 percent due to improvements in gross margin, resulting from lower manufacturing costs and higher volume in the segment's thermal product line.


Label Products Segment

The Label Products segment reported a 33.7 percent increase in sales over 1999 due to the Rittenhouse acquisition. Excluding Rittenhouse, sales for the Label Products segment were unchanged from the prior year. Increased volume in the roll stock and supermarket label product lines, offset decreased volume in the segment's EDP product lines. The segment's pretax income decreased 21.7 percent to $5.4 million compared to $6.9 million in 1999. Excluding Rittenhouse pretax profit of $2.1 million, segment pretax profit declined 52.2 percent from the prior year. This decline was primarily due to a decline in the segment's gross margin and a charge related to an environmental clean-up at the Company's Omaha, Nebraska facility. An unfavorable mix of products sold, increased raw material costs in its roll stock product line and decreased volume in its EDP product lines were the primary reasons for the segment's decline in gross margin.


Imaging Supplies Segment

The Imaging Supplies segment reported a 32.1 percent decrease in sales from 1999 primarily the result of exiting the remanufactured laser cartridge product line in the first quarter of 2000 and decreased sales of Xerox-compatible toners. Sales for the remanufactured laser cartridge product line were $2.5 million in 2000, a decrease of $7.4 million from the prior year. Sales for the toner and developer product line decreased $5.5 million or 18.0 percent on lower volume of Xerox-compatible toners, resulting primarily from the loss of a major customer. The segment's pretax loss for 2000 increased by $2.6 million to $4.2 million. The increased pretax loss was primarily due to a decline in the segment's gross margin resulting from lower sales volume and increased manufacturing costs associated with underutilized capacity in the toner and developer product line. The Company announced restructuring charges in the fourth quarter of 2000 and the first quarter of 2001 of $.5 million and $.2 million, respectively, relating primarily to workforce reductions. As a result of these workforce reductions and other cost cutting initiatives, management expects to reduce annual operating costs by approximately $2.5 million.

            RESULTS OF CONTINUING OPERATIONS - 1999 COMPARED TO 1998

Net sales from continuing operations for 1999 were $170.8 million, a 1.8 percent increase compared to 1998. This improvement in sales was primarily due to increased volume in the Specialty Paper Products and Label Products segments which more than offset volume shortfalls in the remanufactured laser cartridge product line of the Imaging Supplies segment. Gross margin decreased to 24.0 percent in 1999 from 24.3 percent in 1998 due primarily to lower average selling prices which more than offset the favorable effect of manufacturing cost reduction programs, improved manufacturing efficiency and improved product mix.

         The Company recorded a net loss from continuing operations of $.4 million in 1999, compared to a net loss from continuing operations of $7.2 million in 1998. The 1999 results included net restructuring and unusual income of $1.3 million. The 1998 results included net restructuring and unusual charges of $13.8 million. The Company's pretax operating results, before restructuring and other unusual charges, declined from income of $1.9 million in 1998 to income of $1.6 million in 1999 due to lower profitability in the Label Products segment of $.1 million and an increase in Corporate expenses of $1.2 million which more than offset improved profitability in the Imaging Supplies segment of $.7 million and a reduction in Projection Systems development expenses of $.4 million.

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

         Details of the restructuring reserves related to continuing operations and activity recorded during 1999 were as follows:

                                                                       Reserve                                          Reserve
                                                                       Balance          Current           Current       Balance
                                                                       Dec. 31,           Year              Year        Dec. 31,
(In thousands)                                                           1998          Provision         Utilization      1999
--------------------------------------------------------------------------------------------------------------------------------
1999 Activity:
Provisions for severance related to workforce reductions                $472              $142            $  (491)        $123
Provisions for assets to be sold or discarded                              -               441               (441)           -
Other                                                                    149                32                (95)          86
                                                                        --------------------------------------------------------
Total                                                                   $621              $615            $(1,027)        $209
                                                                        ========================================================

         The 1999 provision for workforce reductions included amounts payable to nine employees related to the discontinuance of the fax manufacturing line in the Specialty Paper Products segment. The restructuring activities provided for in the balance at December 31, 1998 were substantially completed in 1999 and the amounts charged against the reserve did not change materially from the reserve balance of $.6 million.

         Selling and distribution expenses decreased 3.6 percent from the prior year primarily due to the restructuring of the dealer-agent selling channel in the Imaging Supplies segment. Administrative expenses increased 11.6 percent from the prior year primarily due to increased costs related to corporate administration. Research and development expenses decreased by 14.9 percent from the prior year primarily due to a reduction in spending in the Imaging Supplies segment and a reduction in Projection Systems development expenses. Interest expense increased 97.1 percent from 1998 due to the accrual of interest expense related to the Ricoh litigation as described in the "Litigation and Other Matters" section of this report. Interest income decreased by 9.3 percent primarily due to the decreased cash balance resulting from the share repurchase program, which is described in the "Liquidity, Capital Resources and Financial Condition" section of this report.

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

Specialty Paper Products Segment

Effective during the first quarter of 2000, responsibility for the cut sheet paper product line was transferred from the Imaging Supplies segment to the Specialty Paper Products segment. Segment information for prior periods has been restated accordingly.

         The Specialty Paper Products segment reported a 5.4 percent increase in sales in 1999 compared to 1998 as a result of higher volume in its thermal paper and cut-sheet paper product lines. Improved customer retention and new customer initiatives were the primary reasons for the volume improvements. The segment had declining sales in the fax paper, heat seal and dry gum product lines in 1999. During the year, two of Nashua's significant fax customers were acquired by third parties. Nashua was unable to retain the related fax business after the acquisitions. In turn, during the third quarter of 1999, Nashua made the decision to cease manufacturing fax papers. The dry gum and heat seal sales declines were primarily due to lower volume. The segment's pretax income was unchanged from the prior year. Sales increases were offset by an unfavorable product mix.

Label Products Segment

The Label Products segment reported an 8.3 percent increase in sales in 1999 compared to 1998 as a result of higher volume in converted label products. Improved customer retention and new customer initiatives, primarily in the supermarket thermal product line, were the primary reasons for the sales improvement. The segment's pretax income decreased 1.4 percent compared to 1998, primarily due to the impact of an increase in the reserves for certain environmental exposures and the future collectibility of a large customer receivable.

Imaging Supplies Segment

The Imaging Supplies segment reported a 7.2 percent decrease in sales from 1998 to 1999 primarily due to a reduction in volume in the remanufactured laser cartridge product line and selling price reductions in the toner and developer product lines. The remanufactured laser cartridge sales decline was primarily volume driven due to the loss of two significant customers. Sales of remanufactured laser cartridges declined 13.7 percent in 1999 when compared to 1998 which contributed to a pretax loss for this product line of approximately $2.4 million in 1999 as compared to a pretax profit of $.4 million in 1998. As a result of the declining operating performance of the remanufactured laser cartridge business, on February 8, 2000, Nashua announced that it would discontinue the manufacture of this product line. The segment's pretax loss in 1999 improved 30.4 percent over 1998 primarily due to lower selling and administrative expenses related to the restructuring of the dealer-agent selling channel in the toner and developer product lines.

              LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

Excluding the changes in assets and liabilities resulting from the acquisition of Rittenhouse, cash used in operations totaled $1.1 million for the year ended December 31, 2000, a decrease of $13.0 million over cash flows provided by operations in 1999 of $11.9 million. This decline was primarily due to the settlement of the Ricoh patent infringement lawsuit against the Company during the fourth quarter of 2000. The Company paid $15.1 million of the $15.8 million settlement in December of 2000, of which $5.0 million was funded by restricted cash. The remaining $.7 million was paid in 2001. Operating cash flow generated from decreases in accounts receivable and inventory, partially offset by decreases in accounts payable, resulted primarily from the discontinuance of the remanufactured laser cartridge product line and a decrease in toner sales within the Imaging Supplies segment.

         Working capital decreased $13.0 million to $22.5 million at December 31, 2000. Cash and cash equivalents and restricted cash decreases and accounts payable and short-term debt increases, more than offset a decrease in accruals and increases in accounts receivable, inventory and taxes receivable. The combined decrease in cash and cash equivalents and restricted cash of $29.0 million was primarily due to the Rittenhouse acquisition and the settlement of the Ricoh patent infringement lawsuit against the Company. The decrease in accruals was also related to the settlement of the Ricoh patent infringement lawsuit. Taxes receivable includes $2.9 million relating to the Company's decision to forego a tax election and to treat the acquisition of Rittenhouse as a stock purchase versus an asset purchase for tax purposes, a $1.9 million U.K. tax refund received in February of 2001 and $5.9 million consisting primarily of tax refunds generated from the settlement of the Ricoh patent infringement lawsuit against the Company.

         Net cash used in investing activities consisted primarily of the acquisition of Rittenhouse, net of cash acquired, totaling $60.3 million and capital expenditures of $9.6 million, offset by $1.9 million in proceeds from the sale of certain real estate located in Nashua, N.H. The Company used $25.3 million, net of cash acquired of $1.5 million, during 2000 for the acquisition of Rittenhouse and related expenses, as detailed in the "Business Changes" Note to the Consolidated Financial Statements. The capital expenditures reflect purchases of machinery and equipment in all segments and building improvements in the Imaging Supplies segment.

         Net cash provided by financing activities of $44.6 million consisted primarily of $35.0 million in borrowings used to fund the Rittenhouse acquisition and borrowings used to finance the settlement of the Ricoh patent infringement lawsuit against the Company.

         During April 2000, the Company entered into a new financing agreement with Fleet Bank - NH and LaSalle Bank, NA as detailed in the "Indebtedness" Note to the Consolidated Financial Statements. The Loan Agreement requires the Company to maintain certain financial covenants such as Total Funded Debt to earnings before interest, income taxes, depreciation and amortization and a Fixed Charge Coverage Ratio. The Company was not in compliance with the above quarterly financial covenants and received a waiver from the Banks for the quarters ended September 29, 2000 and December 31, 2000. The Company and its lender established more favorable covenants for the Company for 2001 and made certain other changes to the financing agreement as described more fully in the "Indebtedness" Note to the Consolidated Financial Statements. The aggregate amounts of maturities on long-term debt for each of the next five years are as follows: 2001 - $9.8 million; 2002 - $28.2 million; 2003 - $3.1 million; 2004 -
$3.1 million; and 2005 - $1.5 million. The Company expects to fund 2001 maturities using the proceeds from taxes receivable.

         Management believes that current cash and cash equivalents, cash flows from operations and amounts available under the Company's financing agreement are sufficient to fund its planned capital expenditures, working capital needs and other cash requirements for 2001.

                          LITIGATION AND OTHER MATTERS

In December 1999, the Internal Revenue Service ("IRS") completed an examination of the Company's corporate income tax returns for the years 1995 through 1997. On December 16, 1999, the IRS issued a Notice of Proposed Adjustment which assessed additional taxes of $5.2 million, excluding interest. The assessment represents a total of $14.0 million of adjustments to taxable income for the years under review. The proposed adjustments relate to the deductibility of restructuring and other reserves applicable to continuing and discontinued operations as well as the utilization of foreign net operating losses primarily associated with discontinued operations. The Company disagrees with the position taken by the IRS and filed a formal protest of the proposed adjustments on April 6, 2000. A hearing was held before the IRS Appeals Officer on March 14, 2001.

         In December 1998, the IRS completed an examination of the Company's corporate income tax returns for the years 1992 through 1994. On December 11, 1998, the IRS issued a Notice of Proposed Adjustment which assessed additional taxes of $4.6 million, excluding interest. The assessment represents a total of $18.2 million of adjustments to taxable income for the years under review. The proposed adjustments relate to the deductibility of restructuring and other reserves applicable to discontinued operations as well as certain losses deducted in connection with the divestiture of the Company's Computer Products Division. The Company disagrees with the positions taken by the IRS and filed a formal protest of the proposed adjustment on January 12, 1999. Formal hearings were held before the IRS Appeals Officer on November 16, 1999 and March 14, 2001.

         On March 31, 1998, the New Hampshire Department of Revenue ("DOR") issued a notice of deficiency in connection with an examination of the Company's corporate income tax returns for the years 1989 through 1992 in the amount of $4.4 million, including interest. The deficiency principally relates to the tax treatment of the sale of the Company's International Office Systems business in 1990. A petition for reconsideration was filed with an appeals officer on May 26, 1998 and a formal hearing was held before the DOR officers on August 31, 1999. On October 27, 2000, the State of New Hampshire issued a revised assessment of $1.8 million, including interest, in accordance with the New Hampshire Department of Revenue hearing officer's final order. The Company disagrees with the final order and on November 15, 2000 filed suit against the New Hampshire Department of Revenue Administration in the New Hampshire Superior Court.

         The Company believes that it will prevail in all material respects against the IRS' assertions related to the corporate income tax returns filed for years 1992 through 1994. In the fourth quarter of 1999, the Company recorded a charge of $1.3 million in continuing operations, which included $.8 million of interest, and a charge of $4.0 million in discontinued operations primarily to provide for potential liabilities for tax deficiencies that could arise from resolution of the IRS's examination of the corporate tax returns filed for years 1995 through 1997 and for resolution of New Hampshire DOR's examination of the corporate income tax returns for years 1989 through 1992. While management believes that it has provided adequately for its tax liabilities through December 31, 2000, including liabilities related to matters in dispute with taxing authorities, it can provide no assurances that the Company will prevail in its defense against adjustments proposed in these pending or future federal and state examinations. In addition, management can provide no assurances that the ultimate resolution of these open tax matters will not be in excess of current provisions.

         In August and September 1996, two individual plaintiffs initiated lawsuits in the Circuit Court of Cook County, Illinois against the Company, Cerion, certain directors and officers of Cerion, and the Company's underwriter, on behalf of classes consisting of all persons who purchased the common stock of Cerion between May 24, 1996 and July 9, 1996. These two complaints were consolidated. In March 1997, the same individual plaintiffs joined by a third plaintiff filed a Consolidated Amended Class Action Complaint (the "Consolidated Complaint"). The Consolidated Complaint alleged that, in connection with Cerion's initial public offering, the defendants issued materially false and misleading statements and omitted the disclosure of material facts regarding, in particular, certain significant customer relationships. In October 1997, the Circuit Court on motion by the defendants, dismissed the Consolidated Complaint. The plaintiffs filed a Second Amended Consolidated Complaint alleging substantially similar claims as the Consolidated Complaint seeking damages and injunctive relief. On May 6, 1998, the Circuit Court, on motion by the defendants, dismissed with prejudice the Second Amended Consolidated Complaint. The plaintiffs filed with the Appellate Court an appeal of the Circuit Court's ruling. On November 19, 1999, the Appellate Court reversed the Circuit Court's ruling dismissing the Second Amended Consolidated Complaint. The Appellate Court ruled that the Second Amended Consolidated Complaint stated a claim and remanded the case to the Circuit Court for further proceedings. On December 27, 1999, the Company filed a Petition for Leave to Appeal from the Appellate Court with the Supreme Court of Illinois. In that Petition, the Company asked the Supreme Court of Illinois to hear the Company's further appeal and determine whether the Circuit Court or the Appellate Court is correct. That Petition was denied and the case was remanded to the Circuit Court for trial. Discovery is in process. The Company believes that the lawsuit is without merit and will continue to defend itself in this matter.

         The Company is involved in certain environmental matters and has been designated by the Environmental Protection Agency ("EPA") as a potentially responsible party ("PRP") for certain hazardous waste sites. In addition, the Company has been notified by certain state environmental agencies that some of the Company sites not addressed by the EPA require remedial action. These sites are in various stages of investigation and remediation. Due to the unique physical characteristics of each site, the technology employed, the extended timeframes of each remediation, the interpretation of applicable laws and regulations and the financial viability of other potential participants, the ultimate cost to the Company of remediation for each site is difficult to estimate. At December 31, 2000, based on the facts currently known and the Company's prior experience with these matters, the Company has concluded that there is at least a reasonable possibility that site assessment, remediation and monitoring costs will be incurred by the Company with respect to those sites which can be reasonably estimated in the aggregate range of $1.4 million to $1.6 million for certain of the Company's continuing operations, and a range of $.1 million to $.4 million for certain of the Company's discontinued operations. These ranges are based, in part, on an allocation of certain sites' costs which, due to the joint and several nature of the liability, could increase if the other PRPs are unable to bear their allocated share. At December 31, 2000, the Company's accrual balances were $1.6 million for continuing operations and $.3 million for discontinued operations, which represent, in management's view, the most likely amounts within the ranges stated above. Based on information currently available to the Company, management believes that it is probable that the major responsible parties will fully pay the costs apportioned to them. Management believes that, based on its financial position and the estimated environmental accrual recorded, its remediation expense with respect to those sites is not likely to have a material adverse effect on its consolidated financial position or results of operations.

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


ITEM 7A. QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to certain market risks from interest rate fluctuations relating to its Loan Agreement entered into with Fleet Bank-NH and LaSalle Bank, NA on April 14, 2000. Management has performed a sensitivity analysis assuming a hypothetical 10% adverse movement in interest rates applied to our debt. As of December 31, 2000, the analysis indicated that the hypothetical market movement would not have a material effect on the Company's consolidated financial position, results of operations or cash flows. Actual changes in interest rate and the related effects may differ materially from that analysis.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                       NASHUA CORPORATION AND SUBSIDIARIES


           CONSOLIDATED STATEMENT OF OPERATIONS AND RETAINED EARNINGS

                                                                               Year Ended December 31,
------------------------------------------------------------------------------------------------------------------
(In thousands, except per share data)                                  2000              1999              1998
------------------------------------------------------------------------------------------------------------------
Net sales                                                           $ 253,122         $ 170,844         $ 167,831
Cost of products sold                                                 202,357           129,872           127,089
                                                                    ---------------------------------------------
Gross margin                                                           50,765            40,972            40,742
                                                                    ---------------------------------------------
Selling, distribution and administrative expenses                      49,269            34,696            34,119
Research and development expense                                        4,224             5,051             5,938
Pension settlement income                                             (18,606)             --                --
Restructuring and other unusual charges (income)                          966            (1,300)           13,825
Loss from equity investment                                                 5               320              --
Interest expense                                                        2,852               743               377
Interest income                                                          (859)           (1,421)           (1,567)
                                                                    ---------------------------------------------
Income (loss) from continuing operations before income taxes           12,914             2,883           (11,950)
Provision (benefit) for income taxes                                    7,528             3,303            (4,721)
                                                                    ---------------------------------------------
Income (loss) from continuing operations                                5,386              (420)           (7,229)
Loss from discontinued operations, net of taxes                          --              (4,001)           (6,687)
Gain on disposal of discontinued operation, net of taxes                 --                --               1,052
                                                                    ---------------------------------------------
Net income (loss)                                                       5,386            (4,421)          (12,864)
Retained earnings, beginning of period                                 59,650            64,071            76,935
Dividends                                                                 (57)             --                --
                                                                    ---------------------------------------------
Retained earnings, end of period                                    $  64,979         $  59,650         $  64,071
                                                                    =============================================

Basic and diluted earnings per share:
   Income (loss) from continuing operations per common share        $     .95         $    (.07)        $   (1.15)
   Loss from discontinued operations per common share                    --                (.70)            (1.06)
   Gain on disposal of discontinued operation                            --                --                 .17
                                                                    ---------------------------------------------
   Net income (loss) per common share                               $     .95         $    (.77)        $   (2.04)
                                                                    =============================================

        The accompanying notes are an integral part of the consolidated financial statements.

                       NASHUA CORPORATION AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEET

                                                                                         December 31,
------------------------------------------------------------------------------------------------------------
(In thousands, except share data)                                                   2000              1999
------------------------------------------------------------------------------------------------------------
Assets
Current assets
   Cash and cash equivalents                                                    $   1,035         $  25,056
   Restricted cash                                                                   --               5,000
   Accounts receivable                                                             27,915            17,448
   Inventories
      Raw materials                                                                12,112             7,911
      Work in process                                                               3,658             3,788
      Finished goods                                                                8,956             6,194
                                                                                ---------         ---------
                                                                                   24,726            17,893
   Taxes receivable                                                                10,708             3,608
   Other current assets                                                             7,159            10,562
                                                                                ---------         ---------
                                                                                   71,543            79,567
                                                                                ---------         ---------
Plant and equipment
   Land                                                                               978               804
   Buildings and improvements                                                      28,787            26,907
   Machinery and equipment                                                         57,249            44,804
   Construction in progress                                                         4,004             4,081
                                                                                ---------         ---------
                                                                                   91,018            76,596
    Accumulated depreciation                                                      (36,465)          (36,594)
                                                                                ---------         ---------
                                                                                   54,553            40,002
Goodwill, net of amortization                                                      30,490              --
Other assets                                                                       13,885            10,876
                                                                                ---------         ---------
Total assets                                                                    $ 170,471         $ 130,445
                                                                                =========         =========

Liabilities and Shareholders' Equity
Current liabilities
   Current maturities of long-term debt                                         $   9,806         $     511
   Accounts payable                                                                19,104            10,946
   Accrued expenses                                                                20,102            30,253
   Income taxes payable                                                              --               2,295
                                                                                ---------         ---------
                                                                                   49,012            44,005
                                                                                ---------         ---------

Long-term debt                                                                     35,905               511
Other long-term liabilities                                                        13,217            19,103

Commitments and contingencies (see "Commitments and Contingencies" Note)

Shareholders' equity
   Preferred stock, par value $1.00: 2,000,000 shares
     authorized and unissued                                                         --                --
   Common stock, par value $1.00: authorized 40,000,000 shares:
      Issued 7,011,601 shares in 2000 and 6,915,767 shares in 1999                  7,012             6,916
   Additional paid-in capital                                                      15,268            15,182
   Retained earnings                                                               64,979            59,650
    Treasury stock, at cost                                                       (14,922)          (14,922)
                                                                                ---------         ---------
                                                                                   72,337            66,826
                                                                                ---------         ---------
Total liabilities and shareholders' equity                                      $ 170,471         $ 130,445
                                                                                =========         =========


        The accompanying notes are an integral part of the consolidated financial statements.

                       NASHUA CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                              Year Ended December 31,
------------------------------------------------------------------------------------------------------------------------------
(In thousands)                                                                        2000             1999             1998
------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities of Continuing Operations
Net income (loss)                                                                  $  5,386         $ (4,421)        $(12,864)
Adjustments to reconcile net income (loss) to cash provided by (used in)
   continuing operating activities:
      Depreciation and amortization                                                   9,304            6,381            6,846
      Deferred income taxes                                                          14,326            2,357           (4,721)
      Stock issued for director compensation                                            105               90               89
      Pension settlement income                                                     (18,606)            --               --
      Loss on sale/disposal of fixed assets                                              48              786             --
      Loss from discontinued operations                                                --              4,001            6,687
      Gain on disposal of discontinued operation                                       --               --             (1,052)
      Equity in loss from unconsolidated joint ventures                                   5              320             --
      Change in operating assets and liabilities, net of effects from acquisition and disposal of businesses:
            Restricted cash                                                           5,000             --             (5,000)
            Accounts receivable                                                       2,475              784           (3,317)
            Tax receivable                                                           (7,100)            --               --
            Inventories                                                               8,683           (3,217)             (39)
            Other assets and other current assets                                    (2,105)             227            4,354
            Accounts payable                                                         (2,696)           1,918           (3,567)
            Accrued expenses                                                        (13,464)           1,603           14,162
            Income taxes payable                                                     (2,295)           2,295             --
            Other long-term liabilities                                                (169)          (1,228)            (449)
                                                                                   -------------------------------------------
   Cash provided by (used in) operating activities                                   (1,103)          11,896            1,129

Cash Flows from Investing Activities of Continuing Operations
Investment in plant and equipment                                                    (9,625)          (7,855)          (6,702)
Investment in unconsolidated joint venture                                             (201)            (499)            --
Proceeds from sale of plant and equipment                                             1,854               16              166
Business acquisition, net of cash acquired                                          (60,341)            --               --
                                                                                   -------------------------------------------
   Cash used in investing activities                                                (68,313)          (8,338)          (6,536)

Cash Flows from Financing Activities of Continuing Operations
Proceeds from borrowings                                                             45,200             --               --
Repayment of borrowings                                                                (511)            (553)          (2,425)
Dividends paid                                                                          (57)            --               --
Proceeds and tax benefits from shares issued under stock compensation plans            --               --              3,061
Purchase of treasury stock                                                             --             (4,083)         (10,081)
                                                                                   -------------------------------------------
   Cash provided by (used in) financing activities                                   44,632           (4,636)          (9,445)

Proceeds from sale of discontinued operations                                          --               --             49,858
Cash provided by (used in) activities of discontinued operations                        763           (5,831)          (6,781)
Effect of exchange rate changes on cash                                                --               --                  4
                                                                                   -------------------------------------------
Increase (decrease) in cash and cash equivalents                                    (24,021)          (6,909)          28,229
Cash and cash equivalents at beginning of year                                       25,056           31,965            3,736
                                                                                   -------------------------------------------
Cash and cash equivalents at end of year                                           $  1,035         $ 25,056         $ 31,965
                                                                                   ==========================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid                                                                      $  2,937         $  1,055         $    220
                                                                                   ==========================================
Income tax payments, net of refunds                                                $  2,579         $  1,486         $  4,664
                                                                                   ==========================================

        The accompanying notes are an integral part of the consolidated financial statements.

                       NASHUA CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of the Company: The Company manufactures and markets a wide variety of specialty imaging products and services to industrial and commercial customers to meet various print application needs.

Segment and Related Information: Beginning with the second quarter of 2000, the Company realigned operating segments for financial reporting purposes due to the acquisition of Rittenhouse Paper Company as described in the "Business Changes" section of this report. The Company now has three reportable segments: (1) Imaging Supplies, (2) Specialty Paper Products, and (3) Label Products. The Imaging Supplies segment includes remanufactured laser cartridge and toner and developer products and, effective in the first quarter of 2000, the Company transferred responsibility for the cut-sheet paper product line to the Specialty Paper Products segment. The Label Products segment, formerly included in the Specialty Coated and Label Products segment, includes pressure sensitive laminated paper, entertainment tickets, stickers, retail shelf tags and thermosensitive label product lines. The Specialty Paper Products segment, which was also included in the Specialty Coated and Label Products segment, is now reported as a separate segment. The Specialty Paper Products segment's product scope includes thermal papers, bond papers, carbonless paper, specialty printed papers, such as ATM receipts and point-of-sale receipts, wide format papers, dry-gum papers, heat seal papers and ribbons. Historical segment data has been restated to reflect these changes.

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

Shipping Costs: The Company classifies third-party shipping costs as a component of selling, distribution and administrative expenses in its Consolidated Statement of Operations and Retained Earnings. Third-party shipping costs totaled $9.4 million, $5.6 million and $5.6 million for the years ended December 31, 2000, 1999 and 1998, respectively. Amounts billed to customers for shipping costs are not significant.

Research and Development: Research and development costs are expensed as incurred.

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

Cash Equivalents: The Company considers all highly liquid investment instruments purchased with a maturity of three months or less to be cash equivalents. The Company held no cash equivalents at December 31, 2000. At December 31, 1999, the Company held cash equivalents of $22.9 million, consisting of various money market instruments carried at cost, which approximated market.

Restricted Cash: Restricted cash at December 31, 1999 represented $5.0 million placed in escrow to secure a bond related to a patent infringement judgement against the Company. The Company settled the patent infringement lawsuit during the fourth quarter of 2000.

Accounts Receivable: The consolidated balance is net of allowances for doubtful accounts of $1.0 million at December 31, 2000 and $1.3 million at December 31, 1999.

Inventories: Inventories are carried at the lower of cost or market. Cost is determined by the first-in, first-out ("FIFO") method for approximately 73 percent and 51 percent of the inventories at December 31, 2000 and 1999, respectively, and by the last-in, first-out ("LIFO") method for the balance. If the FIFO method had been used to cost all inventories, the balances would have been approximately $1.9 million and $2.0 million higher at December 31, 2000 and 1999, respectively.

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

         For financial reporting purposes, depreciation is computed using the straight-line method over the following estimated useful lives of the assets:

--------------------------------------------------------------------------
Buildings and improvements                                    5 - 40 years
Machinery and equipment                                       2 - 20 years

         The Company reviews the value of its plant and equipment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

Goodwill: Goodwill represents the excess of the cost of acquired businesses over the fair value of identifiable net assets acquired. Goodwill is amortized on a straight-line basis over 20 years. Amortization of goodwill was $1.1 million for 2000. The carrying value of goodwill is evaluated periodically in relation to the estimated operating performance and undiscounted future cash flows of the underlying segments.

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

Financial Instruments: The Company enters into foreign currency forward contracts to manage foreign exchange exposure related to specific accounts receivable trade and accounts payable trade transactions with certain customers and vendors who require settlement in their local currency. The forward contracts are effective as hedges of these foreign currency denominated assets and liabilities.

Concentrations of Credit Risk: Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, trade receivables and financial instruments used in hedging activities.

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

         Approximately 42 percent of the Company's employees are members of one of several unions, principally the Paper, Allied-Industrial, Chemical and Energy International Union. There are three agreements with the Paper, Allied-Industrial, Chemical and Energy International Union covering approximately one-half of the Company's hourly employees. These agreements have initial durations of two to four years, which expire on March 31, 2002 and March 31, 2003, respectively.

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

Impact of New Accounting Pronouncements: In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). FAS 133 requires that all derivative instruments be recognized as either assets or liabilities on the balance sheet at their fair value. Changes in the fair value of derivatives (gains or losses) are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities
- Deferral of the Effective Date of FAS 133" ("FAS 137"). FAS 137 changed the effective date of FAS 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. As a result, FAS 133 will be effective for the Company beginning on January 1, 2001. Management of the Company anticipates that, due to its limited use of derivative instruments, the adoption of FAS 133 will not have a significant effect on the Company's results of operations or its financial position.

Reclassification: Certain amounts from the prior year have been reclassified to conform to the present year presentation.


                                BUSINESS CHANGES

Business Acquisition

On April 17, 2000, the Company completed the acquisition of all outstanding shares of stock of Rittenhouse Paper Company, an Illinois corporation ("Rittenhouse"), pursuant to a Stock Purchase Agreement, dated March 21, 2000, by and among the Company, Rittenhouse and the stockholders of Rittenhouse. Rittenhouse manufactures and markets a wide range of paper media, pressure-sensitive labels and imaging supplies. In paper, Rittenhouse is primarily a converter of large rolls of paper into products such as cut/roll, bond paper, thermal, point-of-sale, ATM and wide format papers. In labels, it manufactures a wide assortment of pressure-sensitive and entertainment tickets for both commercial and consumer use. In imaging, it manufactures and markets ribbons for use in imaging devices.

         Total consideration, including direct acquisition costs, paid by the Company was approximately $61.8 million. The Company funded $35.0 million of the purchase price from borrowings under a secured loan agreement and the remainder from its cash reserves.

         The acquisition of Rittenhouse was accounted for using the purchase method of accounting and the operations of Rittenhouse are included in the Consolidated Statement of Operations and Retained Earnings from the date of acquisition. Purchase consideration was allocated to the assets acquired and liabilities assumed based on their respective fair values, with the excess of purchase consideration over the fair value of net assets of $31.6 million allocated to goodwill. Goodwill is being amortized on a straight-line basis over twenty years.

         The Company began formulating plans related to workforce reductions and plant closings prior to the purchase date. Liabilities assumed include restructuring charges of approximately $2.1 million related primarily to planned workforce reductions in the acquired business. The provision for planned workforce reductions included amounts for salary and benefit continuation for 67 employees, of which $.3 million was paid in 2000.

Pro Forma Results of Continuing Operations:

The following unaudited pro forma financial information presents the combined results of operations of the Company and Rittenhouse, including the amortization of goodwill and increased interest expense, as if the acquisition had occurred at January 1, 1999.

                                                               Year Ended
                                                      ----------------------------
                                                        Dec. 31,          Dec. 31,
(In thousands, except per share information)              2000              1999
                                                          ----              ----
Pro forma revenues                                    $    286,702        $309,950
                                                      ============        ========
Pro forma net income                                  $      3,800        $     83
                                                      ============        ========
Pro forma basic earnings per share                    $        .67        $    .01
                                                      ============        ========
Pro forma diluted earnings per share                  $        .67        $    .01
                                                      ============        ========
Shares used in pro forma share calculations:
    Average common shares                                    5,649           5,718
                                                      ============        ========
    Average common and potential common shares               5,667           5,728
                                                      ============        ========

         The pro forma results of operations are not necessarily indicative of the results that would have occurred had the merger occurred at January 1, 1999, and are not intended to be indicative of future results of operations.

Restructuring and Other Unusual Charges

Restructuring and other unusual charges for 2000 of $1.0 million consisted primarily of $1.0 million in exit costs associated with the discontinuance of the laser cartridge product line, $.5 million in connection with a 15 percent workforce reduction in the Imaging Supplies segment and $.5 million of workforce reductions resulting from acquisition synergies, partially offset by unusual income of $1.0 million resulting from the reversal of a loss accrual relating to the settlement of the Ricoh patent infringement lawsuit against the Company. The 2000 provision for workforce reductions included amounts payable to 122 employees. The restructuring activities provided for in the balance at December 31, 1999 were completed during 2000 and the amounts charged against the reserve did not change materially from the reserve balance of $.2 million.

         Details of the restructuring reserves related to continuing operations and activity recorded during 2000 were as follows:

                                                                 Reserve                                           Reserve
                                                                 Balance          Current            Current       Balance
                                                                Dec. 31,           Year               Year         Dec. 31,
(In thousands)                                                    1999           Provision         Utilization       2000
---------------------------------------------------------------------------------------------------------------------------
2000 Activity:
Provisions for severance related to workforce reductions           $123            $1,445              $(854)         $714
Provisions for assets to be sold or discarded                         -               216               (216)            -
Other                                                                86               184               (270)            -
                                                                -----------------------------------------------------------
Total                                                              $209            $1,845            $(1,340)         $714
                                                                ===========================================================

         The restructuring and other unusual income for 1999 of $1.3 million consisted primarily of $1.3 million in income from an insurance settlement related to environmental matters, a gain of $.4 million from the sale of a portion of the Company's Microsharp imaging technology and $.2 million of other miscellaneous gains, offset by a provision of $.6 million resulting from the Company's decision to cease its manufacturing of fax papers. The restructuring activities provided for in the balance at December 31, 1998 were substantially completed at December 31, 1999 and amounts charged against the reserve did not change materially from the reserve balance of $.6 million at December 31, 1998. The balance at December 31, 1999 for severance related to workforce reductions included amounts payable to nine employees related to the discontinuance of the fax manufacturing line in the Specialty Paper Products segment. Details of restructuring reserves related to continuing operations and the activity recorded during 1999 were as follows:

                                                                      Reserve                                            Reserve
                                                                      Balance         Current              Current       Balance
                                                                     Dec. 31,           Year                Year         Dec. 31,
(In thousands)                                                         1998           Provision         Utilization       1999
---------------------------------------------------------------------------------------------------------------------------------
1999 Activity:
Provisions for severance related to workforce reductions                $472            $142              $  (491)         $123
Provisions for assets to be sold or discarded                              -             441                 (441)            -
Other                                                                    149              32                  (95)           86
                                                                     ------------------------------------------------------------
Total                                                                   $621            $615              $(1,027)         $209
                                                                     ============================================================

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

Discontinued Operations

During the fourth quarter of 1999, the Company recorded charges of $4.0 million, net of taxes, related to discontinued operations as described more fully in the Note entitled "Income Taxes" of this report.

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

         Operating results for the discontinued operations described above for 1999 and 1998 are summarized as follows:

(In millions)                                                          1999                1998
------------------------------------------------------------------------------------------------
Net sales                                                             $   -               $21.6
Loss before income taxes                                                  -                (6.5)
Provision (benefit) for income taxes                                    4.0                  .2
                                                                     ---------------------------
Loss from discontinued operations                                     $(4.0)              $(6.7)
                                                                     ===========================

         The net assets (liabilities) of the discontinued operations described above included in the December 31, 2000 and December 31, 1999 consolidated balance sheets are summarized as follows:

(In thousands)                                                           2000               1999
-------------------------------------------------------------------------------------------------
Assets                                                               $ 2,801            $  3,865
Liabilities                                                           (3,301)             (3,857)
                                                                     ----------------------------
Net assets and (liabilities) of discontinued operations              $  (500)           $      8
                                                                     ============================

                                  INDEBTEDNESS

In April 2000, Nashua, Rittenhouse Paper Company and Rittenhouse, L.L.C. (collectively, the "Company" as of April 17, 2000) entered into a Revolving Credit Agreement and a Term Loan Agreement (collectively the "Loan Agreement") with Fleet Bank - NH and LaSalle Bank, NA (the "Banks"). The Revolving Credit Agreement and the Term Loan Agreement were in the amounts of $35.0 million and $20.0 million at December 31, 2000, respectively. Borrowings under this facility are collateralized by a security interest in the Company's accounts receivable, inventory, certain machinery and equipment and real estate located in Merrimack, NH. This agreement with the Banks replaced Nashua's prior credit facility, which was scheduled to expire April 22, 2001. Borrowings of $25.2 million and $20.0 million were outstanding at December 31, 2000 under the Revolving Credit Agreement and the Term Loan Agreement, respectively. Interest on the loans outstanding, at the Company's option, is either at a rate per annum equal to the Base Rate (prime) or LIBOR plus applicable margin. The Revolver LIBOR margin was
2.0 percent and the Term LIBOR margin was 2.25 percent at December 31, 2000. The maturity of the Loan Agreement is June 30, 2005 with respect to the Term Loan and June 30, 2002 with respect to the Revolving Credit Loan. There were no borrowings outstanding at December 31, 1999 under the previous secured line of credit.

         Effective January 1, 2001, the Loan Agreement between the Company and the Banks was amended to reduce the Revolving Credit Agreement to $30.0 million from $35.0 million, revise the terms of the variable portion of the Company's interest rates, adjust the terms of the quarterly principal payments, decrease the limit on annual capital expenditures from $5.5 million to $3.5 million, revise certain quarterly financial covenants and increase the Banks' collateral in certain machinery and equipment by $5.0 million. Effective January 1, 2001, the applicable margin on the Base Rate (prime) and LIBOR were 1.5 percent and
3.5 percent, respectively, for the Term Loan and 1.0 percent and 3.0 percent, respectively, for the Revolving Credit Loan.

         The Loan Agreement requires the Company to maintain certain financial covenants such as Total Funded Debt to earnings before interest, income taxes, depreciation and amortization and a Fixed Charge Coverage Ratio. The Company was not in compliance with the above quarterly financial covenants and received a waiver from the Banks for the quarters ended September 29, 2000 and December 31, 2000. The Company and its lender established more favorable covenants for the Company for 2001.

         The Revolving Credit Agreement is subject to certain limitations such as, if the aggregate principal amount at any one time outstanding under the Revolving Credit Loan exceeds $15.0 million or the amount of certain eligible accounts receivable, as defined in the Loan Agreement, declines to $25.0 million or less, the maximum principal amount of the Revolving Credit Loan shall be the lesser of (a) $30.0 million effective January 1, 2001 or (b) the Borrowing Base, which is defined as the sum of 80 percent of the eligible accounts receivable, plus 50 percent of the eligible inventory, minus a reserve of $1.0 million as defined in the Loan Agreement. The Borrowing Base was $26.8 million at December 31, 2000.

         On December 26, 1996, the Company entered into a note agreement under which the Company borrowed $2.6 million. The note is being paid back in sixty equal monthly payments which began in January of 1997. The note bears interest at a rate per annum equal to 2.5 percent above the LIBOR rate. The note is collateralized by a security interest in certain equipment. At December 31, 2000 and 1999, borrowings of $.5 million and $1.0 million, respectively, were outstanding under this note agreement.

         The aggregate amounts of maturities on long-term debt for each of the next five years are as follows: 2001 - $9.8 million; 2002 - $28.2 million; 2003
- $3.1 million; 2004 - $3.1 million; and 2005 - $1.5 million. At December 31, 2000, the weighted average annual interest rate on long-term debt was 8.9 percent.

                                  INCOME TAXES

The domestic and foreign components of income (loss) from continuing operations before income taxes are as follows:

(In thousands)                                                                              2000           1999            1998
--------------------------------------------------------------------------------------------------------------------------------
Domestic                                                                                 $12,413         $2,599        $(11,873)
Foreign                                                                                      501            284             (77)
                                                                                         ---------------------------------------
Consolidated pretax income (loss)                                                        $12,914         $2,883        $(11,950)
                                                                                         =======================================

         The provision (benefit) for income taxes relating to continuing operations consists of the following:

(In thousands)                                                                              2000           1999            1998
-------------------------------------------------------------------------------------------------------------------------------
Current:
     United States                                                                       $(6,233)        $  821         $    --
     Foreign                                                                                 291             99              --
     State and local                                                                        (856)            26              --
                                                                                         --------------------------------------
Total current                                                                             (6,798)           946              --
Deferred:
     United States                                                                        12,632          1,426          (3,824)
     Foreign                                                                                   -              -             (18)
     State and local                                                                       1,694            931            (879)
                                                                                         ---------------------------------------
Total deferred                                                                            14,326          2,357          (4,721)
                                                                                         ---------------------------------------
Provision (benefit) for income taxes                                                     $ 7,528         $3,303         $(4,721)
                                                                                         =======================================

         Total net deferred tax assets (liabilities) are comprised of the following:

(In thousands)                                                                             2000           1999
----------------------------------------------------------------------------------------------------------------
Depreciation                                                                             $(2,822)       $(2,137)
Pension                                                                                   (3,360)             -
Other                                                                                       (301)          (466)
                                                                                        ------------------------
Gross deferred tax liabilities                                                            (6,483)        (2,603)

Restructuring                                                                              2,384          6,378
Pension and postretirement benefits                                                        4,076          7,765
Loss carryforwards                                                                         3,204          4,285
Accrued expenses                                                                           1,248          1,656
Inventory reserve                                                                            724            399
Bad debt reserve                                                                             460            586
Other                                                                                      2,821          2,499
                                                                                         -----------------------
Gross deferred tax asset                                                                  14,917         23,568
Deferred tax assets valuation allowance                                                   (1,885)        (1,100)
                                                                                         -----------------------
Net deferred tax assets                                                                  $ 6,549        $19,865
                                                                                         =======================

         Reconciliations between income tax provision (benefit) from continuing operations computed using the United States statutory income tax rate and the Company's effective tax rate are as follows:

                                                                                 2000              1999            1998
-------------------------------------------------------------------------------------------------------------------------
United States federal statutory rate (benefit)                                   35.0%             35.0%          (35.0)%
State and local income taxes, net of federal tax benefit                          4.2               4.8            (4.8)
Change in valuation allowance                                                     6.1              27.7               -
Expired net operating loss                                                       13.8                 -               -
Non-deductible goodwill                                                           3.4                 -               -
Tax contingency reserve                                                             -              45.7               -
Other, net                                                                       (4.2)              1.4              .3
                                                                                 ----------------------------------------
Effective tax rate (benefit)                                                     58.3%            114.6%          (39.5)%
                                                                                 ========================================

         At December 31, 2000, $5.6 million and $.9 million of net tax assets were included in "Other Current Assets" and "Other Assets," respectively. At December 31, 1999, $10.2 million and $9.7 million of net tax assets were included in "Other Current Assets" and "Other Assets," respectively. At December 31, 2000 and 1999, $5.5 million and $4.8 million of accrued taxes were included in "Accrued Expenses".

         At December 31, 2000, the Company had $3.2 million of state net operating loss carryforwards and $.5 million of alternative minimum tax credit carryforwards, which are available to offset future domestic taxable earnings. The net operating loss carryforward benefits expire as follows: $.2 million in 2001; and $3.0 million thereafter. The tax credit carryforwards expire after 2001. In the fourth quarter of 2000, management updated its assessment of the realizability of state net operating loss carryforwards taking into consideration current projections of future taxable income, recent product line divestitures and changes in the forecasted timing for deductibility of certain significant temporary differences. Based upon this assessment, management believes that it is more likely than not that $1.9 million of state net operating loss carryforwards will not be realized prior to their expiration. As a result, a $.8 million charge was recorded in the fourth quarter of 2000 to increase the valuation allowance for state net operating loss carryforwards to $1.9 million.

         In December 1999, the Internal Revenue Service ("IRS") completed an examination of the Company's corporate income tax returns for the years 1995 through 1997. On December 16, 1999, the IRS issued a Notice of Proposed Adjustment which assessed additional taxes of $5.2 million, excluding interest. The assessment represents a total of $14.0 million of adjustments to taxable income for the years under review. The proposed adjustments relate to the deductibility of restructuring and other reserves applicable to continuing and discontinued operations as well as the utilization of foreign net operating losses primarily associated with discontinued operations. The Company disagrees with the position taken by the IRS and filed a formal protest of the proposed adjustments on April 6, 2000. A hearing was held before the IRS Appeals Officer on March 14, 2001.

         In December 1998, the IRS completed an examination of the Company's corporate income tax returns for the years 1992 through 1994. On December 11, 1998, the IRS issued a Notice of Proposed Adjustment which assessed additional taxes of $4.6 million, excluding interest. The assessment represents a total of $18.2 million of adjustments to taxable income for the years under review. The proposed adjustments relate to the deductibility of restructuring and other reserves applicable to discontinued operations as well as certain losses deducted in connection with the divestiture of the Company's Computer Products Division. The Company disagrees with the position taken by the IRS and filed a formal protest of the proposed adjustment on January 12, 1999. Formal hearings were held before the IRS Appeals Officer on November 16, 1999 and March 14, 2001.

         On March 31, 1998, the New Hampshire Department of Revenue ("DOR") issued a notice of deficiency in connection with an examination of the Company's corporate income tax returns for the years 1989 through 1992 in the amount of $4.4 million, including interest. The deficiency principally relates to the tax treatment of the sale of the Company's International Office Systems business in 1990. A petition for reconsideration was filed with an appeals officer on May 26, 1998 and a formal hearing was held before the DOR officers on August 31, 1999. On October 27, 2000 the State of New Hampshire issued a revised assessment of $1.8 million, including interest, in accordance with the New Hampshire Department of Revenue hearing officer's final order. The Company disagrees with the final order and on November 15, 2000 filed suit against the New Hampshire Department of Revenue Administration in the New Hampshire Superior Court.

         The Company believes that it will prevail in all material respects against the IRS' assertions related to the corporate income tax returns filed for years 1992 through 1994. In the fourth quarter of 1999, the Company recorded a charge of $1.3 million in continuing operations, which included $.8 million of interest, and a charge of $4.0 million in discontinued operations primarily to provide for potential liabilities for tax deficiencies that could arise from resolution of the IRS' examination of the corporate tax returns filed for years 1995 through 1997 and for resolution of New Hampshire DOR's examination of the corporate income tax returns for years 1989 through 1992. While management believes that it has provided adequately for its tax liabilities through December 31, 2000, including liabilities related to matters in dispute with taxing authorities, it can provide no assurances that the Company will prevail in its defense against adjustments proposed in these pending or future federal and state examinations. In addition, management can provide no assurances that the ultimate resolution of these open tax matters will not be in excess of current provisions.

                              SHAREHOLDERS' EQUITY

On April 24, 2000, the Company's Board of Directors voted to redeem the stock purchase rights issued pursuant to its Shareholder Rights Plan. In redeeming the rights, a one-time payment of $0.01 per common share was distributed to shareholders of record on May 9, 2000.

         In 1999, the Board of Directors authorized the Company to repurchase up to 1,000,000 shares of its common stock. As of December 31, 2000, no shares had been purchased under this authorization.

         In 1998, the Board of Directors authorized the Company to repurchase up to an additional 1,000,000 shares of its common stock. As of December 31, 2000, the Company had purchased 999,754 shares under this authorization.

         The following summarizes the changes in selected shareholders' equity accounts for each of the three years in the period ended December 31, 2000:

                                                            Common Stock              Add'l                Treasury Stock
                                                        ----------------------       Paid-In           ----------------------
(In thousands, except share data)                       Shares       Par Value       Capital           Shares            Cost
------------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 1998                              6,715,495       $ 6,716       $ 12,129          (24,064)      $    (758)
Stock issued for Director compensation                    5,802             5             84               --              --
Stock options exercised and related tax benefit         236,600           237          2,828               --              --
Restricted stock issuances                              105,000           105          1,568               --              --
Deferred compensation                                        --            --         (1,673)              --              --
Restricted stock forfeiture and conversion             (124,500)         (125)        (1,518)              --              --
Deferred compensation forfeiture                             --            --          1,639               --              --
Purchase of treasury shares                                  --            --             --         (651,674)        (10,081)
------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1998                            6,938,397       $ 6,938       $ 15,057         (675,738)      $ (10,839)
Stock issued for Director compensation                    8,370             9             81               --              --
Deferred compensation forfeiture                             --            --            460               --              --
Restricted stock forfeiture                             (31,000)          (31)          (416)              --              --
Purchase of treasury shares                                  --            --             --         (348,080)         (4,083)
------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1999                            6,915,767       $ 6,916       $ 15,182       (1,023,818)      $ (14,922)
Stock issued for Director compensation                   16,834            17             92               --              --
Restricted stock issuances                              189,000           189          1,398               --              --
Deferred compensation                                        --            --         (1,282)              --              --
Restricted stock forfeiture and conversion             (110,000)         (110)        (1,223)              --              --
Deferred compensation forfeiture                             --            --          1,101               --              --
------------------------------------------------------------------------------------------------------------------------------
Balance, December 31,2000                             7,011,601       $ 7,012       $ 15,268       (1,023,818)      $ (14,922)
==============================================================================================================================

                       STOCK OPTION AND STOCK AWARD PLANS

The Company has four stock compensation plans at December 31, 2000: the 1987 Stock Option Plan ("1987 Plan"), the 1993 Stock Incentive Plan ("1993 Plan"), the 1996 Stock Incentive Plan ("1996 Plan") and the 1999 Shareholder Value Plan ("1999 Plan"). Awards may no longer be granted under the 1987 Plan and the 1993 Plan. Awards under the 1996 Plan and the 1999 Plan are made at the discretion of the Leadership and Compensation Committee of the Board of Directors (the "Committee").

         Under the 1987 Plan, nonqualified stock options have been awarded and are currently exercisable. Nonqualified stock options expire 10 years and one day from the date of grant. In the event of a change in control, certain option holders may, with respect to stock option agreements which so provide, have a limited right with respect to options under the plans to elect to surrender the options and receive cash or shares equal in value to the difference between the option price and the larger of either the highest reported price per share on the New York Stock Exchange during the sixty-day period before the change in control or, if the change in control is the result of certain defined transactions, the highest price per share paid in such defined transactions.

         Nonstatutory stock options and shares of performance based restricted stock have been awarded under the 1993 Plan, the 1996 Plan and the 1999 Plan. Of the 660,000 and 600,000 shares authorized by the Company's Board of Directors for the 1996 and 1999 Plans, respectively, 123,119 and 160,600 shares are available to be awarded as of December 31, 2000. Stock options awarded under the 1993 Plan are currently exercisable. Stock options under the 1996 Plan and the 1999 Plan generally become exercisable either (a) 50 percent on the first anniversary of grant and the remainder on the second anniversary of grant, (b) 100 percent at one year from the date of grant, or (c) otherwise as determined by the Committee. Certain options may become exercisable immediately in the event of a change in control as defined under these plans and option agreements. Nonstatutory stock options under the 1993 Plan and the 1996 Plan expire 10 years and one day from the date of grant, and incentive stock options expire 10 years from the date of grant. Nonstatutory and incentive stock options under the 1999 Plan expire 10 years from the date of grant.

         Performance based restricted stock awards under the 1993 Plan and the 1996 Plan have been granted to certain key executives and are earned only if the closing price of the Company's common stock meets specific target prices for certain defined periods of time or if significant performance based events are achieved. Restrictions on such shares lapse either (i) in equal amounts when the average closing price of the Company's common stock reaches $20 and $25 for a consecutive 10 trading day period; (ii) in equal amounts when the average closing price of the Company's common stock reaches $19 and $21 for a consecutive 10 trading day period; (iii) in equal amounts when the average closing price of the Company's common stock reaches $21 and $23 for a consecutive 10 trading day period; (iv) 100% upon the occurrence of certain significant performance based events; or (v) 33-1/3 percent per year on each of the three anniversary dates following the date of grant. Shares issued under the plans are initially recorded at their fair market value on the date of grant with a corresponding charge to additional paid-in capital representing the unearned portion of the award. Shares of performance based restricted stock are forfeited if the specified closing prices of the Company's common stock are not met within five years of grant, the executive leaves the Company or if the significant performance based events do not take place within the specified time period.

         A summary of the status of the Company's fixed stock option plans as of December 31, 2000, 1999 and 1998 and changes during the years ended on those dates is presented below:

                                                       2000                         1999                           1998
-----------------------------------------------------------------------------------------------------------------------------------
                                                              Weighted                      Weighted                       Weighted
                                                               Average                       Average                        Average
                                                              Exercise                      Exercise                       Exercise
                                               Shares           Price        Shares           Price        Shares            Price
-----------------------------------------------------------------------------------------------------------------------------------
Outstanding beginning of year                  618,435         $ 11.94       547,370         $ 15.47       853,920         $ 14.75
Granted                                        206,200            7.06       275,500            7.50        64,500           15.60
Exercised                                           --              --            --              --      (233,100)          12.37
Forfeited - non-vested                         (86,500)           7.10        (2,000)           9.88       (34,500)          11.63
Forfeited - exercisable                        (85,900)          16.21      (202,435)          15.47      (103,450)          17.83
Expired                                         (2,500)          33.88            --              --            --              --
-----------------------------------------------------------------------------------------------------------------------------------
Outstanding end of year                        649,735         $ 10.39       618,435         $ 11.94       547,370         $ 15.47
Options exercisable at end of year             356,785         $ 13.01       344,935         $ 15.48       446,120         $ 15.83
Weighted average fair value of options
   granted during the year (exercise
   price equals market price)                                  $  2.91                       $  3.41                       $  6.60

         The following table summarizes information about stock options outstanding at December 31, 2000:

                                             Options Outstanding                                      Options Exercisable
                              ------------------------------------------------------          ---------------------------------
                                                   Weighted
                                  Number            Average              Weighted                 Number            Weighted
    Range of                   Outstanding         Remaining              Average              Exercisable           Average
Exercise Prices               at 12/31/00      Contractual Life       Exercise Price           at 12/31/00       Exercise Price
-------------------------------------------------------------------------------------------------------------------------------
$ 4.38                            55,000           10.0 years             $  4.38                     --                 N/A
$ 6.25 - $ 6.63                  145,000            9.1 years             $  6.60                 67,500              $ 6.63
$ 8.06 - $11.63                  199,200            9.0 years             $  8.83                 38,750              $10.43
$12.13 - $19.75                  228,800            6.3 years             $ 14.03                228,800              $14.03
$22.63 - $34.63                   21,735            2.6 years             $ 26.79                 21,735              $26.79
-------------------------------------------------------------------------------------------------------------------------------
$ 4.38 - $34.63                  649,735            7.9 years             $ 10.39                356,785              $13.01

         A summary of the status of the Company's restricted stock plans as of December 31, 2000, 1999 and 1998 and changes during the years ended on those dates is presented below:

                                                                          2000             1999              1998
--------------------------------------------------------------------------------------------------------------------
Restricted stock outstanding at beginning of year                       255,000           286,000           305,500
Granted                                                                 189,000                --           105,000
Forfeited and converted                                                (110,000)          (31,000)         (124,500)
--------------------------------------------------------------------------------------------------------------------
Restricted stock outstanding at end of year                             334,000           255,000           286,000

Weighted average fair value per restricted share at grant date        $    8.46         $      --         $    9.66
Weighted average share price at grant date                            $    8.46         $      --         $   15.93

         The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123 "Accounting for Stock-Based Compensation." The Company continues to measure compensation cost using the intrinsic value based method of accounting prescribed by APB Opinion No. 25. If the Company had elected to recognize compensation cost based on the fair value of the options and restricted stock granted at grant date as prescribed by SFAS No. 123, net income (loss) and income (loss) per share would have decreased (increased) to the pro forma amounts indicated below:

(In thousands, except per share amounts)                                  2000           1999           1998
---------------------------------------------------------------------------------------------------------------
Net income (loss) - as reported                                         $ 5,386       $ (4,421)      $ (12,864)
Net income (loss) - pro forma                                           $ 4,981       $ (4,732)      $ (14,266)

Basic and diluted net loss per common share - as reported               $   .95       $   (.77)      $   (2.04)
Basic and diluted net loss per common share - pro forma                 $   .88       $   (.83)      $   (2.26)

         The assumptions and methods used in estimating the fair value at the grant date of options and restricted shares granted are listed below:

                                                     Grant Year
------------------------------------------------------------------------------
                                       2000             1999             1998
------------------------------------------------------------------------------
Volatility of Share Price:
   Options                             31.0%            39.0%            37.0%
   Restricted stock                     N/A              N/A             12.0%
Dividend yield:
   Options                               --               --               --
   Restricted stock                      --               --               --
Interest rate:
   Options                              6.3%             6.2%             4.8%
   Restricted stock                     N/A              N/A              4.8%
Expected life of options          5.5 years        5.3 years        5.5 years
Valuation methodology:
   Options                        Black-Scholes Option Pricing Model
   Restricted stock               Binomial Pricing Model

         Because the determination of the fair value of all options granted includes vesting periods over several years and additional option grants are expected to be made each year, the above pro forma disclosures are not representative of pro forma effects of reported net income for future periods.


                               EARNINGS PER SHARE

Reconciliation of the numerators and denominators used in earnings per share ("EPS") calculations are presented below:

                                                                                      Year Ended December 31, 2000
                                                                           --------------------------------------------------
                                                                                 Income                Shares       Per Share
(in thousands, except per share data)                                        (Numerator)         (Denominator)         Amount
-----------------------------------------------------------------------------------------------------------------------------
Net income                                                                       $5,386                     -              -
                                                                          ---------------------------------------------------
Basic EPS
  Income available to common shareholders                                        $5,386                 5,649           $.95
Effect of dilutive securities
  Stock options                                                                       -                    18              -
                                                                          ---------------------------------------------------
Diluted EPS
  Income available to common shareholders plus assumed conversions               $5,386                 5,667           $.95
                                                                          ==================================================

         Since the effect of stock options which have an exercise price below the average market price of the Company's stock of 9,900 shares in 1999, and 57,103 shares in 1998 would be antidilutive to loss per share computations, Basic EPS and Diluted EPS are identical for the years ended December 31, 1999 and 1998. The computations of EPS for 1999 and 1998 include weighted average shares (denominator) of 5,718,224 and 6,319,775, respectively.

         Performance based restricted stock of 334,000, 255,000 and 286,000 shares for the years ended December 31, 2000, 1999 and 1998, respectively, were not included in the above computations. Such shares may be issued in the future subject to the occurrence of certain events as described in the "Stock Option and Stock Award Plans" Note.

                          COMMITMENTS AND CONTINGENCIES

Rent expense for office equipment, facilities and vehicles was $1.0 million for each of the years ended December 31, 2000, 1999 and 1998. At December 31, 2000, the Company was committed, under non-cancelable operating leases, to minimum annual rentals as follows: 2001 - $.8 million; 2002 - $.6 million; 2003 - $.4 million; 2004 - $.3 million; 2005 - $.1 million.

         At December 31, 2000, the Company had a $.9 million obligation under standby letters of credit with Fleet Bank-NH.

         In August and September 1996, two individual plaintiffs initiated lawsuits in the Circuit Court of Cook County, Illinois against the Company, Cerion, certain directors and officers of Cerion, and the Company's underwriter, on behalf of classes consisting of all persons who purchased the common stock of Cerion between May 24, 1996 and July 9, 1996. These two complaints were consolidated. In March 1997, the same individual plaintiffs joined by a third plaintiff filed a Consolidated Amended Class Action Complaint (the "Consolidated Complaint"). The Consolidated Complaint alleged that, in connection with Cerion's initial public offering, the defendants issued materially false and misleading statements and omitted the disclosure of material facts regarding, in particular, certain significant customer relationships. In October 1997, the Circuit Court on motion by the defendants, dismissed the Consolidated Complaint. The plaintiffs filed a Second Amended Consolidated Complaint alleging substantially similar claims as the Consolidated Complaint seeking damages and injunctive relief. On May 6, 1998, the Circuit Court, on motion by the defendants, dismissed with prejudice the Second Amended Consolidated Complaint. The plaintiffs filed with the Appellate Court an appeal of the Circuit Court's ruling. On November 19, 1999, the Appellate Court reversed the Circuit Court's ruling dismissing the Second Amended Consolidated Complaint. The Appellate Court ruled that the Second Amended Consolidated Complaint stated a claim and remanded the case to the Circuit Court for further proceedings. On December 27, 1999, the Company filed a Petition for Leave to Appeal from the Appellate Court with the Supreme Court of Illinois. In that Petition, the Company asked the Supreme Court of Illinois to hear the Company's further appeal and determine whether the Circuit Court or the Appellate Court is correct. That Petition was denied and the case was remanded to the Circuit Court for trial. Discovery is in process. The Company believes that the lawsuit is without merit and will continue to defend itself in this matter.

         The Company is involved in certain environmental matters and has been designated by the Environmental Protection Agency ("EPA") as a potentially responsible party ("PRP") for certain hazardous waste sites. In addition, the Company has been notified by certain state environmental agencies that some of the Company sites not addressed by the EPA require remedial action. These sites are in various stages of investigation and remediation. Due to the unique physical characteristics of each site, the technology employed, the extended timeframes of each remediation, the interpretation of applicable laws and regulations and the financial viability of other potential participants, the ultimate cost to the Company of remediation for each site is difficult to estimate. At December 31, 2000, based on the facts currently known and the Company's prior experience with these matters, the Company has concluded that there is at least a reasonable possibility that site assessment, remediation and monitoring costs will be incurred by the Company with respect to those sites which can be reasonably estimated in the aggregate range of $1.4 million to $1.6 million for certain of the Company's continuing operations, and a range of $.1 million to $.4 million for certain of the Company's discontinued operations. This range is based, in part, on an allocation of certain sites' costs which, due to the joint and several nature of the liability, could increase if the other PRPs are unable to bear their allocated share. At December 31, 2000, the Company's accrual balances were $1.6 million for continuing operations and $.3 million for discontinued operations which were included in "Accrued Expenses" and represent, in management's view, the most likely amounts within the ranges stated above. Based on information currently available to the Company, management believes that it is probable that the major responsible parties will fully pay the costs apportioned to them. Management believes that, based on its financial position and the estimated environmental accrual recorded, its remediation expense with respect to those sites is not likely to have a material adverse effect on its consolidated financial position or results of operations.

                             POSTRETIREMENT BENEFITS

Pension Plans: The Company and its subsidiaries have several pension plans which cover a portion of the Company's regular full-time employees. Benefits under these plans are generally based on years of service and the levels of compensation during those years. The Company's policy is to fund amounts deductible for income tax purposes. Assets of the plans are invested in common stocks, fixed-income securities and interest-bearing cash equivalent instruments.

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

                                                         Pension Benefits            Postretirement Benefits
(In thousands)                                         2000            1999            2000            1999
--------------------------------------------------------------------------------------------------------------
Change in benefit obligation
Benefit obligation at beginning of year             $ 121,421       $ 125,356       $   6,133       $   7,698
Service cost                                            1,600           1,614              74              57
Interest cost                                           3,729           8,512             481             417
Amendments                                              2,494              --              --              --
Settlement                                            (75,621)             --              --              --
Actuarial (gain)/loss                                   3,862          (5,510)            514          (1,437)
Benefits paid                                          (1,027)         (8,551)           (583)           (602)
                                                    ----------------------------------------------------------
Benefit obligation at end of year                   $  56,458       $ 121,421       $   6,619       $   6,133
                                                    ==========================================================
Change in plan assets
Fair value of plan assets at beginning of year      $ 138,061       $ 129,727       $      --       $      --
Actual return on plan assets                           (1,197)         16,602              --              --
Settlement                                            (75,621)             --              --              --
Employer contribution                                      --              25              --              --
Benefits paid                                            (770)         (8,293)             --              --
                                                    ----------------------------------------------------------
Fair value of plan assets at end of year            $  60,473       $ 138,061       $      --       $      --
                                                    ==========================================================

RECONCILIATION OF FUNDED STATUS
Funded status                                       $   4,016       $  16,640       $  (6,619)      $  (6,133)
Unrecognized net actuarial (gain)/loss                   (301)        (28,739)         (3,310)         (4,055)
Unrecognized prior service cost                         5,567           3,157            (545)           (600)
Unrecognized net transition (asset)/obligation            (80)             70              --              --
                                                    ----------------------------------------------------------
Net amount of asset (liability) recognized          $   9,202       $  (8,872)      $ (10,474)      $ (10,788)
                                                    ==========================================================

The amount recognized in the consolidated
 balance sheet consists of the following:
Accrued benefit asset (liability)                   $   9,202       $  (8,872)      $ (10,474)      $ (10,788)
Additional minimum liability                              (25)            (45)             --              --
Intangible asset                                           25              45              --              --
                                                    ----------------------------------------------------------
Net amount of asset (liability) recognized          $   9,202       $  (8,872)      $ (10,474)      $ (10,788)
                                                    ==========================================================

                                                               Pension Benefits                  Postretirement Benefits
                                                       2000          1999          1998          2000      1999      1998
--------------------------------------------------------------------------------------------------------------------------
Weighted-average assumptions as of December 31
Discount rate                                          7.25%         7.75%         6.75%         7.25%     7.75%     6.75%
Expected return on plan assets                         9.70%         9.70%         9.70%          N/A       N/A       N/A
Average rate of compensation increase                  4.00%         4.50%         5.00%          N/A       N/A       N/A

         Net periodic pension and postretirement benefit (income) costs from continuing operations for the plans, exclusive of enhanced early retirement and curtailment costs, includes the following components:

                                                                Pension Benefits                   Postretirement Benefits
(In thousands)                                          2000          1999          1998         2000       1999        1998
------------------------------------------------------------------------------------------------------------------------------
Components of net periodic benefit (income) cost
Service cost                                         $  1,600      $  1,614      $  1,470      $   75      $   57      $   54
Interest cost                                           3,729         8,512         8,288         481         417         532
Expected return on plan assets                         (5,624)      (11,089)      (10,712)         --          --          --
Amortization of prior service cost                      1,001           592           605         (56)        (56)        (56)
Recognized net actuarial (gain)                           (76)           --           (53)       (232)       (251)       (136)
Amortization of transition obligation                     150           151           161          --          --          --
                                                     -------------------------------------------------------------------------
Net periodic benefit (income) cost                   $    780      $   (220)     $   (241)     $  268      $  167      $  394
                                                     =========================================================================

         The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $2.8 million, $2.8 million, and $0, respectively, as of December 31, 2000 and $2.8 million, $2.7 million, and $0, respectively, as of December 31, 1999.

         Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. The assumed health care cost trend rate was 10 percent for 2001 and ranges from 10 percent to 5 percent for future years. A one percentage-point change in assumed health care cost trend rates would have the following effects:

                                                                 1-Percentage            1-Percentage
(In thousands)                                                   Point Increase          Point Decrease
-------------------------------------------------------------------------------------------------------
Effect on total of service and interest cost components                $  21                 $  (19)
Effect on accumulated postretirement benefit obligation                $ 171                 $ (153)

         The Company recognized curtailment expenses of $.3 million relating to the sale of the photofinishing businesses in 1998.

         Approximately $2.8 million and $8.9 million of the accrued pension cost and $9.9 million and $10.2 million of the accrued postretirement benefits for 2000 and 1999, respectively, are included in "Other long-term liabilities" in the accompanying consolidated balance sheet. Pension assets of $12.0 million for 2000, are included in "Other assets" in the accompanying consolidated balance sheet. Additionally, approximately $.6 million of the accrued postretirement benefits for 2000 and 1999 are included in "Accrued expenses" in the accompanying consolidated balance sheet.

         The Company is in the process of liquidating a pension plan related primarily to the UK photofinishing business sold in 1998. At December 31, 2000, the projected benefit obligation and accumulated benefit obligation under the plan were $0 and the fair value of plan assets was $.9 million.

         In the first quarter, the Company recorded a pretax gain of $18.6 million associated with the purchase of non-participating annuity contracts from Principal Life Insurance Company to settle the Company's pension benefit obligation with respect to the retired salaried and hourly employees covered under its pension plans and receiving pension benefits as of December 1, 1999.

                          INFORMATION ABOUT OPERATIONS

Beginning with the second quarter of 2000, the Company realigned operating segments for financial reporting purposes due to the acquisition of Rittenhouse. The Company now has three reportable segments - (1) Imaging Supplies, (2) Specialty Paper Products, and (3) Label Products. The Imaging Supplies segment includes remanufactured laser cartridge and toner and developer products and, effective in the first quarter of 2000, the Company transferred responsibility for the cut-sheet paper product line to the Specialty Paper segment. The Label Products segment, formerly included in the Specialty Coated and Label Products segment, includes pressure sensitive laminated paper, entertainment tickets, stickers, retail shelf tags and thermosensitive label product lines. The Specialty Paper segment, which was also included in the Specialty Coated and Label Products segment, is now reported as a separate segment. The Specialty Paper segment's product scope includes thermal papers, bond papers, carbonless paper, specialty printed papers, such as ATM receipts and point-of-sale receipts, wide format papers, dry-gum papers, heat seal papers and ribbons. Historical segment data has been restated to reflect these changes.

         The Imaging Supplies segment produces and sells copier supplies (primarily toner and developer) to distributors, value-added resellers and end users. The Specialty Paper Products segment manufactures various converted paper products sold primarily to domestic converters and re-sellers, end users and private-label distributors. The Label Products segment manufactures pressure sensitive laminated paper, entertainment tickets, stickers, retail shelf tags and thermosensitive label product lines to merchants, converters and end-users.

         The accounting policies of the segments are the same as those described in the "Summary of Significant Accounting Policies" Note to the Consolidated Financial Statements. Segment data does not include restructuring and other unusual items, and does not allocate all corporate costs and assets to the divisions. The Company evaluates the performance of its segments and allocates resources to them based on pretax income before restructuring and other unusual items.

         The Specialty Paper Products segment is a major supplier of thermal roll stock to the Label Products segment. Eliminations represent sales between these business segments. Sales between segments and between geographic areas are generally priced at the lowest price offered to unaffiliated customers.

         The Company's reportable segments are strategic business units grouped by product class. They are managed separately because each business requires different technology and marketing strategies.

         The table below presents information about reported segments for the years ended December 31:

                                         Net Sales From                 Pretax Income (Loss) From
                                      Continuing Operations               Continuing Operations               Identifiable Assets
------------------------------------------------------------------------------------------------------------------------------------
(In millions)                    2000        1999        1998        2000        1999        1998        2000       1999       1998
------------------------------------------------------------------------------------------------------------------------------------
By Reportable Segment
Imaging Supplies               $  27.9     $  41.1     $  44.3     $  (4.2)    $  (1.6)    $  (2.3)    $  16.3    $  21.6    $  21.2
Specialty Paper Products         138.8        66.3        62.9         7.5         2.6         2.6        54.5       19.8       21.7
Label Products                   105.1        78.6        72.6         5.4         6.9         7.0        37.6       31.0       25.3

Reconciling Items:
   Eliminations                  (19.2)      (15.4)      (12.1)         --          --          --          --         --         --
   Other (1)                        .5          .2          .1         1.0         (.2)        (.6)         .7         .1        1.0
   Corporate expenses and
      assets                        --          --          --       (14.4)       (6.1)       (4.9)       58.6       54.0       64.1
   Pension settlement income        --          --          --        18.6          --          --          --         --         --
   Restructuring and other
      unusual items                 --          --          --        (1.0)        1.3       (13.8)         --         --         --
   Discontinued operations          --          --          --          --          --          --         2.8        3.9         .8
------------------------------------------------------------------------------------------------------------------------------------
Consolidated                   $ 253.1     $ 170.8     $ 167.8     $  12.9     $   2.9     $ (12.0)    $ 170.5    $ 130.4    $ 134.1
------------------------------------------------------------------------------------------------------------------------------------

(1) Includes activity from operations which falls below the quantitative thresholds for a reportable segment.


         Capital expenditures and depreciation and amortization by reportable segment are set forth below for the years ended December 31:

                                       Capital Expenditures                       Depreciation & Amortization
---------------------------------------------------------------------------------------------------------------
(In millions)                    2000         1999         1998                  2000         1999         1998
---------------------------------------------------------------------------------------------------------------
Imaging Supplies              $   3.1      $   3.0      $   1.1               $   2.0      $   1.9      $   2.1
Specialty Paper Products          4.7          1.2           .9                   2.7          1.9          2.2
Label Products                    1.4          3.5          4.5                   2.9          2.0          1.5

Reconciling Items:
     Other (1)                     --           --           --                    --           .1           .2
     Goodwill                      --           --           --                   1.1           --           --
     Corporate                     .4           .2           .2                    .6           .5           .8
---------------------------------------------------------------------------------------------------------------
Consolidated                  $   9.6      $   7.9      $   6.7               $   9.3      $   6.4      $   6.8
---------------------------------------------------------------------------------------------------------------

(1) Includes activity from operations which falls below the quantitative thresholds for a reportable segment.

         The following is information by geographic area as of and for the years ended December 31:

                                            Net Sales From
                                         Continuing Operations                    Long-Lived Assets
(In millions)                       2000         1999         1998         2000         1999         1998
----------------------------------------------------------------------------------------------------------
By Geographic Area
United States                     $ 251.8      $ 169.1      $ 166.9      $  97.2      $  40.4      $  39.3
Europe                                1.3          1.7           .9           --           --           .4

Reconciling Items:
     Discontinued Operations           --           --           --           .8           .8           .8
     Deferred tax assets               --           --           --           .9          9.7         10.2
----------------------------------------------------------------------------------------------------------
Consolidated                      $ 253.1      $ 170.8      $ 167.8      $  98.9      $  50.9      $  50.7
----------------------------------------------------------------------------------------------------------

         Net sales from continuing operations by geographic area are based upon the geographic location from which the goods were shipped and not the customer location.

                     QUARTERLY OPERATING RESULTS (UNAUDITED)

                                                                          1st         2nd           3rd          4th
(In millions, except per share data)                                  Quarter     Quarter       Quarter      Quarter         Year
----------------------------------------------------------------------------------------------------------------------------------
2000(1)
  Net sales                                                          $44,010      $68,723       $73,310      $67,079     $253,122
  Gross profit                                                         8,922       15,373        14,031       12,439       50,765
  Net income (loss)(2)                                                 9,841          202        (1,035)      (3,622)       5,386
  Earnings (loss) per common share(2)                                   1.75          .04          (.18)       (0.64)         .95

  Market price:
    High                                                               10.31         9.00         10.13         8.25        10.31
    Low                                                                 7.19         7.63          7.81         3.56         3.56

1999
  Net sales                                                          $42,649      $42,573       $43,668      $41,954     $170,844
  Gross profit                                                        10,287       10,422        10,338        9,925       40,972
  Income (loss) from continuing operations(3)                            218          514           652       (1,804)        (420)
  Loss from discontinued operations(4)                                    --           --            --       (4,001)      (4,001)
  Net income (loss)(3) (4)                                               218          514           652       (5,805)      (4,421)
  Earnings (loss) per common share:
    Continuing operations(3)                                             .04          .09           .12         (.32)        (.07)
    Discontinued operations(4)                                            --           --            --         (.71)        (.70)
    Net income (loss)(3) (4)                                             .04          .09           .12        (1.03)        (.77)

  Market price:
    High                                                               15.44        11.81         11.63         8.88        15.44
    Low                                                                11.50         9.63          8.88         6.56         6.56

(1) The Company acquired Rittenhouse on April 17, 2000, as described in the "Business Changes" Note. The operations of Rittenhouse have been included in the Company's quarterly operating results since the date of acquisition.

(2) The first quarter includes a pretax gain of $18.6 million associated with the purchase of non-participating annuity contracts to settle the Company's pension benefit obligation with respect to the retired salaried and hourly employees covered under its pension plans and receiving pension benefits as of December 1, 1999. The first quarter also includes a pretax restructuring charge of $1.5 million related to the discontinuance of its remanufactured laser cartridge ("cartridge") product line. The third quarter includes unusual pretax income of $.1 million resulting from a reduction in the reserve established in the first quarter for the discontinued cartridge product line. The fourth quarter includes a tax adjustment of $2.5 million relating to the write-off of expired net loss carryforwards and for non-deductible goodwill resulting from the Company's decision in the fourth quarter to forego the treatment of the Rittenhouse acquisition as an asset purchase for tax purposes. The fourth quarter also includes net unusual pretax income of $.4 million consisting primarily of unusual income resulting from the reversal of a loss accrual relating to the settlement of a patent infringement lawsuit against the Company, partially offset by restructuring charges associated with workforce reductions at Corporate and in the Imaging Supplies segment.

(3) The third quarter includes a net pretax restructuring charge of $.1 million, consisting of a restructuring charge associated with the Company's decision to cease manufacturing fax papers, partially offset by a gain resulting from the completion of the partial sale of the Company's Microsharp imaging technology. The fourth quarter includes unusual pretax income of $1.4 million resulting from an insurance settlement related to environmental matters. The fourth quarter also includes a tax charge of $2.1 million related to an increase in the Company's tax valuation allowance for state net operating loss carryforwards and the provision of a reserve for potential liabilities associated with open tax audits primarily related to an IRS notice received in the fourth quarter of 1999.

(4) Represents a tax charge related to the provision of a reserve for potential liabilities associated with open tax audits.

                      COMMON STOCK INFORMATION (UNAUDITED)

The Company's stock is traded on the New York Stock Exchange under the trading symbol "NSH." At December 31, 2000, there were 1,200 record holders of the Company's common stock.

                                 RELATED PARTIES

Rent expense incurred on property and equipment leases with various entities owned by a director and executive officer of the Company, and his affiliates, was $.3 million in 2000. There were no material related party transactions in 1999 and 1998.

                                                                     SCHEDULE II


                       NASHUA CORPORATION AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS

(In Thousands)

                                       Balance at
                                         Previous                                       Balance at
Description                            End of Year      Additions       Deductions     End of Year
-----------                            -----------      ---------       ----------     -----------
DECEMBER 31, 2000:

Allowance for doubtful accounts         $ 1,327        $ 1,478(a)        $(1,770)(b)        $ 1,035
Valuation allowance on state net
  operating loss carryforwards            1,100            785                --              1,885


DECEMBER 31, 1999:

Allowance for doubtful accounts         $   866        $   647(c)        $  (186)(d)        $ 1,327
Valuation allowance on state net
  operating loss carryforwards              300            800                --              1,100



DECEMBER 31, 1998:

Allowance for doubtful accounts         $ 1,193        $   176(c)        $  (503)(d)        $   866
Valuation allowance on state net
  operating loss carryforwards              328             --               (28)               300


(a) Includes the impact of the Rittenhouse acquisition and amounts charged to costs and expenses.

(b) Includes the impact of the Rittenhouse acquisition and accounts deemed uncollectible.

(c)      Includes amounts charged to costs and expenses.

(d)      Includes accounts deemed uncollectible.

                         REPORT OF INDEPENDENT AUDITORS

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF NASHUA CORPORATION:

We have audited the accompanying consolidated balance sheet of Nashua Corporation as of December 31, 2000, and the related consolidated statements of operations and retained earnings and of cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit. The financial statements and schedule of the Company as of December 31, 1999 and 1998, were audited by other auditors whose report dated February 18, 2000, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nashua Corporation as of December 31, 2000, and the consolidated results of operations and retained earnings and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.





                                            ERNST & YOUNG LLP
Manchester, New Hampshire
February 26, 2001

                       REPORT OF INDEPENDENT ACCOUNTANTS


TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF NASHUA CORPORATION:


In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations and retained earnings and of cash flows present fairly, in all material respects, the financial position of Nashua Corporation and its subsidiaries at December 31, 1999, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.




PricewaterhouseCoopers LLP
Boston, Massachusetts

February 18, 2000

                        REPORT OF INDEPENDENT ACCOUNTANTS

                         ON FINANCIAL STATEMENT SCHEDULE




TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF NASHUA CORPORATION:


Our audits of the consolidated financial statements referred to in our report dated February 18, 2000, appearing in this Annual Report Form 10-K also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, the Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.









PricewaterhouseCoopers LLP
Boston, Massachusetts
February 18, 2000

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On March 15, 2000, the Company filed a report on Form 8-K with respect to a change in the Company's independent auditors.


                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

The information required by this Item with respect to directors will be included in the Company's definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 8, 2001, and is incorporated herein by reference.

EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item with respect to executive officers is contained in Part I of this Form 10-K.



ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item will be included in the Company's definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 8, 2001, and is incorporated herein by reference.



ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item with respect to directors will be included in the Company's definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 8, 2001, and is incorporated herein by reference.



ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item with respect to directors will be included in the Company's definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 8, 2001, and is incorporated herein by reference.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      The following documents are included in Item 8 of Part II of this Form
         10-K:

         (1)    Financial statements:
                Consolidated statements of operations and retained earnings for each of the three years ended December 31, 2000, 1999 and
                    1998
                Consolidated balance sheets at December 31, 2000 and December
                    31, 1999
                Consolidated statements of cash flows for each of the
                    three years ended December 31, 2000, 1999 and 1998
                Notes to consolidated financial statements
                Report of independent auditors

         (2)    Financial statement schedule:
                Report of independent auditors on financial statement schedule
                Schedule II - Valuation and qualifying accounts for each of the three years ended December 31, 2000, 1999 and 1998

         The financial statement schedule should be read in conjunction with the financial statements included in Item 8 of Part II of this Form 10-K. All other schedules have been omitted as they are not applicable, not required, or the information is included in the consolidated financial statements or notes thereto.

         (3)      Exhibits:

         3.01 Certificate of Incorporation, as amended. Exhibit to the Company's Annual Report on Form 10-K for the year ended
                  December 31, 1989 and incorporated herein by reference.

         3.02*    By-laws, as amended.

         4.01     Revolving Credit and Term Loan Agreement entered into as of
                  April 14, 2000 by and among the Company, Rittenhouse, L.L.C.,
                  Rittenhouse Paper Company, Fleet Bank-NH and LaSalle Bank,
                  NA Exhibit to the Company's Form 8-K dated April 14, 2000 and incorporated herein by reference.

         4.02 Amendment to the Revolving Credit and Term Loan Agreement as of October 23, 2000 by and among the Company, Rittenhouse, L.L.C., Rittenhouse Paper Company, Fleet National Bank and
                  LaSalle Bank, NA Exhibit to the Company's Form 10-Q for the quarterly period ended September 29, 2000 and incorporated herein by reference.

         4.03* Amendment to the Revolving Credit and Term Loan Agreement dated February 28, 2001 by and among the Company, Rittenhouse, L.L.C., Rittenhouse Paper Company, Fleet National Bank and
                  LaSalle Bank, NA.

         +10.01   1987 Stock Option Plan. Exhibit to the Company's Proxy
                  Statement dated March 24, 1987 and incorporated herein by reference.

         +10.02   Amendments to the 1987 Stock Option Plan effective as of April
                  28, 1989. Exhibit to the Company's Form 10-Q for the quarterly period ended June 30, 1989 and incorporated herein by reference.

         +10.03   Amended 1996 Stock Incentive Plan effective April 13, 1999.
                  Exhibit to the Company's Form 10-Q for the quarterly period ended April 2, 1999 and incorporated herein by reference.

         +10.04 1999 Shareholder Value Plan effective April 30, 1999. Exhibit to the Company's Form 10-Q for the quarterly period ended
                  April 2, 1999 and incorporated herein by reference.



         +10.05   Employment Agreement dated as of April 14, 2000 between the
                  Company and Andrew B. Albert. Exhibit to the Company's Form
                  8-K dated April 18, 2000 and incorporated herein by reference.

         +10.06   Change of Control and Severance Agreement dated as of June 24,
                  1998 between the Company and John L. Patenaude. Exhibit to the
                  Company's Form 10-Q for the quarterly period ended July 3, 1998 and incorporated herein by reference.

         +10.07   Change of Control and Severance Agreement dated as of June 24,
                  1998 between the Company and Joseph R. Matson. Exhibit to the
                  Company's Form 10-Q for the quarterly period ended July 3, 1998 and incorporated herein by reference.

         +10.08*  Change of Control and Severance Agreement dated as of December
                  15, 2000 between the Company and Robert S. Amrein.

         +10.09   Change of Control and Severance Agreement dated as of July 19,
                  1999 between the Company and John J. Ireland. Exhibit to the
                  Company's Form 10-Q for the quarterly period ended October 1, 1999 and incorporated herein by reference.

         +10.10   Change of Control and Severance Agreement dated as of February
                  25, 2000 between the Company and Donna J. DiGiovine. Exhibit to the Company's Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.

         +10.11 Management Incentive Plan dated as of March 1999. Exhibit to the Company's Annual Report on Form 10-K for the year ended
                  December 31, 1999 and incorporated herein by reference.

         +10.12* Form of Indemnification Agreement between the Company and its directors and executive officers.

         +10.13* Deferred Compensation Agreement dated as of December 23, 1996 between Rittenhouse Paper Company and Thomas R. Pagel.

         10.14*   Lease for corporate offices dated December 19, 1994.

         11.01*   Statement regarding Computation of Earnings Per Share and
                  Common Equivalent Share.

         21.01*   Subsidiaries of the Registrant.

         23.01*   Consent of Ernst & Young LLP.

         23.02*   Consent of PricewaterhouseCoopers LLP.

         24.01*   Powers of Attorney.

         * - Filed herewith.

         + - Identifies exhibits constituting management contracts or compensatory plans or other arrangements required to be filed as an exhibit to this Annual Report on Form 10-K.


(4)      Reports on Form 8-K:

No reports on Form 8-K were filed by the Company during the three months ended December 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             NASHUA CORPORATION

Date: March 28, 2001                         By /s/ John L. Patenaude
      --------------                            --------------------------------
                                                    John L. Patenaude
                                                    Vice President-Finance and
                                                    Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                           TITLE                                       DATE
---------                           -----                                       ----
/s/Andrew B. Albert                 Chairman, President and                     March 28, 2001
---------------------------         Chief Executive Officer
 Andrew B. Albert                   (principal executive officer)


/s/John L. Patenaude                Vice President-Finance and                  March 28, 2001
---------------------------         Chief Financial Officer
 John L. Patenaude                  (principal financial officer)


/s/Joseph R. Matson                 Vice President, Corporate Controller        March 28, 2001
---------------------------         and Chief Accounting Officer
 Joseph R. Matson                   (principal accounting officer)


*                                   Director
---------------------------
 Sheldon A. Buckler

*                                   Director
---------------------------
 Avrum Gray

*                                   Director
---------------------------
 Charles S. Hoppin

*                                   Director
---------------------------
 John M. Kucharski

*                                   Director
---------------------------
 David C. Miller, Jr.

*                                   Director
---------------------------
 George R. Mrkonic, Jr.

*                                   Director
---------------------------
 Peter J. Murphy

*                                   Director
---------------------------
 James F. Orr III

*By /s/ John L. Patenaude                                                       March 28, 2001
-------------------------
        John L. Patenaude
        Attorney-In-Fact