Form 10-Q
period 2001-03-30
NASHUA CORP
filed 2001-05-11
CIK 69680

                                    FORM 10-Q


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended
                                 MARCH 30, 2001
                                       or

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____

                         COMMISSION FILE NUMBER 1-5492-1

                               NASHUA CORPORATION
             (Exact name of registrant as specified in its charter)

                DELAWARE                                  02-0170100
        (State of Incorporation)               (IRS Employer Identification No.)

       TRAFALGAR SQUARE, 2ND FLOOR                          03063
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

             AS OF MAY 4, 2001, THE COMPANY HAD 5,833,783 SHARES OF COMMON STOCK, EXCLUDING 1,023,818 SHARES IN TREASURY,
                      PAR VALUE $1 PER SHARE, OUTSTANDING.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       NASHUA CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

                                                      March 30, 2001         December 31,
ASSETS:                                                 (Unaudited)              2000
-------                                               --------------         ------------
Cash and cash equivalents                               $     597             $   1,035
Accounts receivable                                        29,675                27,915
Inventories
  Raw materials                                            10,086                12,112
  Work in process                                           4,063                 3,658
  Finished goods                                            9,504                 8,956
                                                        ---------             ---------
                                                           23,653                24,726
Taxes receivable                                            8,718                10,708
Other current assets                                        6,354                 7,159
                                                        ---------             ---------
  Total current assets                                     68,997                71,543
                                                        ---------             ---------

Plant and equipment                                        91,447                91,018
Accumulated depreciation                                  (38,428)              (36,465)
                                                        ---------             ---------
                                                           53,019                54,553
                                                        ---------             ---------
Goodwill, net of amortization                              30,094                30,490
Other assets                                               14,710                13,885
                                                        ---------             ---------
  Total assets                                          $ 166,820             $ 170,471
                                                        =========             =========


LIABILITIES AND SHAREHOLDERS' EQUITY:
-------------------------------------
Current maturities of long-term debt                    $  10,443             $   9,806
Accounts payable                                           19,415                19,104
Accrued expenses                                           16,399                20,102
                                                        ---------             ---------
  Total current liabilities                                46,257                49,012
                                                        ---------             ---------

Long-term debt                                             34,977                35,905
Other long-term liabilities                                13,414                13,217
                                                        ---------             ---------
  Total long-term liabilities                              48,391                49,122
                                                        ---------             ---------

Common stock                                                6,858                 7,012
Additional paid-in capital                                 15,469                15,268
Retained earnings                                          64,767                64,979
Treasury stock, at cost                                   (14,922)              (14,922)
                                                        ---------             ---------
  Total shareholders' equity                               72,172                72,337
                                                        ---------             ---------
  Total liabilities and shareholders' equity            $ 166,820             $ 170,471
                                                        =========             =========


The accompanying notes are an integral part of the condensed consolidated financial statements.

                       NASHUA CORPORATION AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                   (UNAUDITED)


(In thousands, except per share data)

                                                                   Three Months Ended
                                                              ----------------------------
                                                              March 30,          March 31,
                                                                 2001              2000
                                                              ---------          ---------
Net sales                                                     $ 68,302           $ 44,010
Cost of products sold                                           54,579             35,088
                                                              --------           --------
Gross margin                                                    13,723              8,922

Selling, distribution and administrative expenses               12,484              8,971
Research and development expense                                   727              1,068
Pension settlement income                                         --              (18,606)
Restructuring and unusual charges                                  145              1,452
(Income) loss from equity investment                               (24)                 4
Interest (income) expense, net                                     950               (220)
                                                              --------           --------
Income (loss) before income taxes                                 (559)            16,253
Provision (benefit) for income taxes                              (347)             6,412
                                                              --------           --------
Net income (loss)                                             $   (212)          $  9,841
                                                              ========           ========
Basic earnings per share:
Net income (loss) per common share                            $   (.04)          $   1.75
                                                              ========           ========
Average common shares                                            5,654              5,639
                                                              ========           ========
Diluted earnings per share:
Net income (loss) per common share assuming dilution          $   (.04)          $   1.74
                                                              ========           ========
Average common and potential common shares                       5,654              5,655
                                                              ========           ========




The accompanying notes are an integral part of the condensed consolidated financial statements.

                       NASHUA CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

(In thousands)

                                                                              Three Months Ended
                                                                         ---------------------------
                                                                         March 30,         March 31,
                                                                           2001              2000
                                                                        ----------        ----------
Cash flows from operating activities of continuing operations:
  Net income (loss)                                                     $   (212)          $  9,841
  Adjustments to reconcile net income to cash provided
    by (used in) continuing operating activities:
      Depreciation and amortization                                        2,408              1,656
      Pension settlement income                                             --              (18,606)
      Other                                                                  (24)              (254)
      Net change in working capital and other assets                      (3,690)             7,476
                                                                        --------           --------
Cash provided by (used in) continuing operating activities                (1,518)               113
                                                                        --------           --------

Cash flows from investing activities of continuing operations:
  Investment in plant and equipment                                         (497)            (1,696)
  Other                                                                     --                 (107)
                                                                        --------           --------
  Cash used in investing activities of continuing operations                (497)            (1,803)
                                                                        --------           --------
Cash flows from financing activities of continuing operations:
  Repayment of borrowings                                                   (291)              (128)
                                                                        --------           --------
Cash used in financing activities of continuing operations                  (291)              (128)
                                                                        --------           --------
Cash provided by activities of discontinued operation                      1,868              1,336
                                                                        --------           --------

Decrease in cash and cash equivalents                                       (438)              (482)
Cash and cash equivalents at beginning of period                           1,035             25,056
                                                                        --------           --------
Cash and cash equivalents at end of period                              $    597           $ 24,574
                                                                        ========           ========
Interest paid                                                           $    860           $     14
                                                                        ========           ========
Income taxes paid                                                       $      9           $     85
                                                                        ========           ========


The accompanying notes are an integral part of the condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying financial statements contain all adjustments consisting of normal recurring accruals necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The accompanying financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in Nashua Corporation's (the "Company") Annual Report on Form 10-K for the year ended December 31, 2000.

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

The Company began formulating plans related to workforce reductions and plant closings prior to the purchase date. Liabilities assumed included restructuring charges of approximately $2.1 million related primarily to planned workforce reductions in the acquired business. The provision for planned workforce reductions included amounts for salary and benefits for 67 employees. Payments for severance and other plant closing costs through the first quarter of 2001 totaled $.6 million.


RESTRUCTURING AND UNUSUAL CHARGES

Restructuring and unusual charges for the three months ended March 30, 2001 related to workforce reductions in the Toner Division of the Imaging Supplies segment.

In the first quarter of 2000, the Company recorded a $1.5 million pretax charge related to the decision to discontinue its remanufactured laser cartridge product line in the Imaging Supplies segment. The Company decided to cease its line of remanufactured laser cartridges due to the continued decline in sales and pretax operating results.


PENSION SETTLEMENT

In the first quarter of 2000, the Company recorded a pretax gain of $18.6 million associated with the purchase of non-participating annuity contracts from Principal Life Insurance Company to settle the Company's pension benefit obligation with respect to the retired salaried and hourly employees covered under its pension plans and receiving pension benefits as of December 1, 1999.


SEGMENT AND RELATED INFORMATION

The table below presents information about reported segments.

(In thousands)

                                                        Net Sales                       Pretax Income (Loss)
                                              -------------------------------      --------------------------------
                                                   Three Months Ended                    Three Months Ended
                                              Mar. 30, 2001     Mar. 31, 2000      Mar. 30, 2001      Mar. 31, 2000
                                              -------------     -------------      -------------      -------------
Imaging Supplies                                 $ 5,839           $ 9,629           $   (237)           $  (788)
Specialty Paper Products                          38,753            18,673              1,166                935
Label Products                                    28,003            19,081              1,720              1,074

Reconciling items:
    Eliminations                                  (4,413)           (3,383)                 -                  -
    Other                                            120                10                295               (123)
    Unallocated corporate expenses                     -                 -             (2,012)            (2,219)
    Amortization of goodwill                           -                 -               (396)                 -
    Interest (expense) income, net                     -                 -               (950)               220
    Restructuring and unusual charges                  -                 -               (145)            (1,452)
    Pension settlement income                          -                 -                  -             18,606
                                                  -------           -------          --------            -------
Consolidated                                      $68,302           $44,010          $   (559)           $16,253
                                                  =======           =======          ========            =======


CONTINGENCIES

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

In December 1998, the IRS completed an examination of the Company's corporate income tax returns for the years 1992 through 1994. On December 11, 1998, the IRS issued a Notice of Proposed Adjustment which assessed additional taxes of $4.6 million, excluding interest. The assessment represents a total of $18.2 million of adjustments to taxable income for the years under review. The proposed adjustments relate to the deductibility of restructuring and other reserves applicable to discontinued operations, as well as certain losses deducted in connection with the divestiture of the Company's Computer Products Division. The Company disagrees with the positions taken by the IRS and filed a formal protest of the proposed adjustment on January 12, 1999. Formal hearings were held before the IRS Appeals Officer on November 16, 1999 and March 14, 2001.

On March 31, 1998, the New Hampshire Department of Revenue Administration ("DOR") issued a notice of deficiency in connection with an examination of the Company's corporate income tax returns for the years 1989 through 1992 in the amount of $4.4 million, including interest. The deficiency principally related to the tax treatment of the sale of the Company's International Office Systems business in 1990. A petition for reconsideration was filed with an appeals officer on May 26, 1998 and a formal hearing was held before the DOR officers on August 31, 1999. On October 27, 2000, the State of New Hampshire issued a revised assessment of $1.8 million, including interest, in accordance with the New Hampshire Department of Revenue hearing officer's final order. The Company disagreed with the final order and on November 15, 2000 filed suit against the DOR in New Hampshire Superior Court.

The Company believes that it will prevail in all material respects against the IRS' assertions related to the corporate income tax returns filed for years 1992 through 1994 and that it is adequately reserved for potential liabilities for tax deficiencies that could arise from resolution of the IRS's examination of the corporate tax returns filed for years 1995 through 1997 and for resolution of New Hampshire DOR's examination of the corporate income tax returns for years 1989 through 1992. While management believes that it has provided adequately for its tax liabilities through December 31, 2000, including liabilities related to matters in dispute with taxing authorities, it can provide no assurances that the Company will prevail in its defense against adjustments proposed in these pending or future federal and state examinations. In addition, management can provide no assurances that the ultimate resolution of these open tax matters will not be in excess of current provisions.

In August and September 1996, two individual plaintiffs initiated lawsuits in the Circuit Court of Cook County, Illinois against the Company, Cerion, certain directors and officers of Cerion, and the Company's underwriter, on behalf of classes consisting of all persons who purchased the common stock of Cerion between May 24, 1996 and July 9, 1996. These two complaints were consolidated. In March 1997, the same individual plaintiffs joined by a third plaintiff filed a Consolidated Amended Class Action Complaint (the "Consolidated Complaint"). The Consolidated Complaint alleged that, in connection with Cerion's initial public offering, the defendants issued materially false and misleading statements and omitted the disclosure of material facts regarding, in particular, certain significant customer relationships. In October 1997, the Circuit Court, on motion by the defendants, dismissed the Consolidated Complaint. The plaintiffs filed a Second Amended Consolidated Complaint alleging substantially similar claims as the Consolidated Complaint seeking damages and injunctive relief. On May 6, 1998, the Circuit Court, on motion by the defendants, dismissed with prejudice the Second Amended Consolidated Complaint. The plaintiffs filed with the Appellate Court an appeal of the Circuit Court's ruling. On November 19, 1999, the Appellate Court reversed the Circuit Court's ruling dismissing the Second Amended Consolidated Complaint. The Appellate Court ruled that the Second Amended Consolidated Complaint stated a claim and remanded the case to the Circuit Court for further proceedings. On December 27, 1999, the Company filed a Petition for Leave to Appeal from the Appellate Court with the Supreme Court of Illinois. In that Petition, the Company asked the Supreme Court of Illinois to hear the Company's further appeal and determine whether the Circuit Court or the

Appellate Court is correct. That Petition was denied and the case was remanded to the Circuit Court for trial. Discovery is in process. The Company believes that the lawsuit is without merit and will continue to defend itself in this matter.

The Company is involved in certain environmental matters and has been designated by the Environmental Protection Agency ("EPA") as a potentially responsible party ("PRP") for certain hazardous waste sites. In addition, the Company has been notified by certain state environmental agencies that some of the Company sites not addressed by the EPA require remedial action. These sites are in various stages of investigation and remediation. Due to the unique physical characteristics of each site, the technology employed, the extended timeframes of each remediation, the interpretation of applicable laws and regulations and the financial viability of other potential participants, the ultimate cost to the Company of remediation for each site is difficult to estimate. Based on the facts currently known and the Company's prior experience with these matters, the Company has concluded that there is at least a reasonable possibility that site assessment, remediation and monitoring costs will be incurred by the Company with respect to those sites which can be reasonably estimated in the aggregate range of $1.2 million to $1.5 million for certain of the Company's continuing operations, and a range of $.1 million to $.2 million for certain of the Company's discontinued operations. These ranges are based, in part, on an allocation of certain sites' costs which, due to the joint and several nature of the liability, could increase if the other PRPs are unable to bear their allocated share. At March 30, 2001, the Company's accrual balances were $1.3 million for continuing operations and $.2 million for discontinued operations, which represent, in management's view, the most likely amounts within the ranges stated above. Based on information currently available to the Company, management believes that it is probable that the major responsible parties will fully pay the costs apportioned to them. Management believes that, based on its financial position and the estimated environmental accrual recorded, its remediation expense with respect to those sites is not likely to have a material adverse effect on its consolidated financial position or results of operations.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Quarterly sales increased to $68.3 million, a 55.2 percent increase over first quarter 2000 sales of $44.0 million, due to the acquisition of Rittenhouse. Excluding Rittenhouse, sales declined $8.5 million due to declines in all segments. Gross margin decreased to 20.1 percent for the quarter compared to
20.3 percent for the first quarter of 2000, primarily due to increased raw material paper prices. Selling, distribution and administrative expenses, as a percent of sales, decreased slightly from the first quarter of 2000 primarily due to the contribution of the acquired Rittenhouse business and a decrease in proxy related costs, partially offset by the amortization of acquisition goodwill. Research and development expenses decreased by $.3 million primarily a result of exiting the remanufactured laser cartridge product line in the first quarter of 2000. Net interest expense was $1.0 for the first quarter of 2001 compared to net interest income of $.2 million for the same period last year. Interest expense resulted from borrowings incurred to finance the Rittenhouse acquisition. The Company's loss before income taxes, pension settlement income and restructuring and unusual charges was $.4 million compared to a loss of $.9 million in the first quarter of 2000. Improvements in all segments were offset by increases in net interest expense and the amortization of goodwill resulting from the acquisition of Rittenhouse. Corporate administrative expenses declined mainly due to a decrease in proxy related costs. Pretax income from the sale of technology in 2001 also contributed $.3 million to the improvement in the Company's pretax loss before restructuring and other unusual items. The Company expects to realize another $.3 million of pretax income from the sale of technology during the remainder of 2001.

Net loss for the first quarter of 2001 was $.2 million, $.04 per share, compared to net income of $9.8 million, $1.75 per share, in the first quarter of 2000. Net income in the first quarter of 2001 included a pretax restructuring charge of $.1 million relating to workforce reductions in the Toner Division of the Imaging Supplies segment. Results for the first quarter of 2000 included pretax pension settlement income of $18.6 million, and a pretax restructuring charge of $1.5 million relating to the Company's decision to discontinue its remanufactured laser cartridge product line. Net loss before pension settlement income, and restructuring and unusual charges was $.2 million, $.04 per share, in the first quarter of 2001 compared to $0.6 million, $.10 per share, for the same period in 2000.

Details of the restructuring and unusual charges and the activity recorded during the first quarter of 2001 follows:

(In thousands)

                                                                 Balance       Current         Current          Balance
                                                                 Dec. 31,       Period          Period          Mar. 30,
                                                                   2000       Provision      Utilization          2001
                                                                 --------     ---------      -----------        --------
Provisions for severance related to workforce reductions            $714         $145           $(412)            $447
                                                                    ====         ====           =====             ====

The current period provision for workforce reductions included amounts payable to 7 employees within the Toner Division of the Imaging Supplies segment. The restructuring activities provided for in the balance at December 31, 2000 represent amounts payable to 21 employees within the Toner Division of the Imaging Supplies segment and 1 corporate employee. The amounts charged against the reserve and estimated remaining costs have not changed materially from the balance reserved at December 31, 2000. All charges are principally cash in nature and are expected to be funded from operations.

The estimated annual effective income tax rate was 62 percent for the first quarter of 2001 and is higher than the U.S. statutory rate principally due to the impact of non-deductible goodwill and state income taxes.


RESULTS OF OPERATIONS BY REPORTABLE OPERATING SEGMENT:

IMAGING SUPPLIES SEGMENT

The Imaging Supplies segment reported a 39.4 percent decrease in sales for the first quarter of 2001 compared to the same period last year. This decline was primarily due to exiting the remanufactured laser cartridge product line in the first quarter of 2000 and lower sales of Xerox-compatible toners. Remanufactured laser cartridge sales were $2.3 million during the first quarter of 2000. Sales of Xerox-compatible toners were negatively impacted by a major customer's decision during the first quarter of 2000 to discontinue its line of Xerox-compatible toners manufactured by the Company.

The segment's pretax loss for the first quarter of 2001 was $.2 million, an improvement of $.6 million compared to the first quarter of 2000. Improved results were due to the exit of the remanufactured laser cartridge product line, which had a pretax loss of $.6 million for the first quarter of 2000. Pretax loss for the Toner Division of $.2 million was consistent with the prior year.

SPECIALTY PAPER PRODUCTS SEGMENT

The Specialty Paper Products segment reported a $20.1 million increase in sales for the first quarter of 2001 compared to the same period last year as a result of the Rittenhouse acquisition. Excluding the Rittenhouse paper converting business, sales declined 10.8 percent primarily the result of lower volume in the cut sheet paper product line.

The segment's pretax income for the quarter increased 24.7 percent to $1.2 million, compared to $.9 million in the first quarter of 2000, due to the contribution of the acquired Rittenhouse paper converting business. An improved gross margin percentage in the paper coating operation was offset by the negative impact of lower sales volume for this operation.


LABEL PRODUCTS SEGMENT

The Label Products segment reported a 46.8 percent increase in sales for the first quarter of 2001 compared to the same period last year as a result of the Rittenhouse acquisition. Excluding Rittenhouse, sales of label products declined by 9.1 percent, primarily the result of lower volume in the industrial direct thermal and EDP product lines.

The segment's pretax income increased 60.1 percent to $1.7 million, compared to $1.1 million in the first quarter of 2000. Excluding Rittenhouse label pretax profit of $.8 million, the Label Products segment's pretax profit declined by $.2 million over the same period last year. This decline was due to decreased sales volume in the industrial direct thermal and EDP product lines and decreased margins in the roll stock product line, partially offset by margin improvements in the supermarket thermal product line.


LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

Cash and cash equivalents decreased $.4 million from December 31, 2000. Cash used in operating, financing and investing activities of $1.5 million, $.5 million and $.3 million, respectively, was partially offset by the proceeds from a tax refund relating to a discontinued operation. Net cash used in investing activities consisted of capital expenditures across all segments. Net cash used in financing activities consisted of repayments on the Company's debt.

Working capital increased $.2 million to $22.7 million from December 31, 2000. An increase in accounts receivable and a decrease in accrued expenses, more than offset decreases in inventory and taxes receivable. The Company expects to receive tax refunds of $2.9 million and $4.9 million during the second and third quarters of 2001, respectively. These refunds will be used to repay a portion of the Company's debt.

The Company's Loan Agreement requires the Company to maintain certain financial covenants such as Total Funded Debt to earnings before interest, income taxes, depreciation and amortization and a Fixed Charge Coverage Ratio. The Company was in compliance with the above quarterly financial covenants for the quarter ended March 30, 2001.

Management believes that current cash and cash equivalents, cash flows from operations and amounts available under the Company's financing agreement are sufficient to fund its planned capital expenditures, working capital needs and other cash requirements over the near term.

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

On March 31, 1998, the New Hampshire Department of Revenue Administration ("DOR") issued a notice of deficiency in connection with an examination of the Company's corporate income tax returns for the years 1989 through 1992 in the amount of $4.4 million, including interest. The deficiency principally related to the tax treatment of the sale of the Company's International Office Systems business in 1990. A petition for reconsideration was filed with an appeals officer on May 26, 1998 and a formal hearing was held before the DOR officers on August 31, 1999. On October 27, 2000, the State of New Hampshire issued a revised assessment of $1.8 million, including interest, in accordance with the New Hampshire Department of Revenue hearing officer's final order. The Company disagreed with the final order and on November 15, 2000 filed suit against the DOR in New Hampshire Superior Court.


ITEM 5.  OTHER INFORMATION

MATTERS AFFECTING FUTURE RESULTS

Information provided by the Company in this Form 10-Q may contain forward-looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995. The Company may also make forward-looking statements in other reports filed with the Securities and Exchange Commission, in materials delivered to stockholders and in press releases. In addition, the Company's representatives may from time to time make oral forward-looking statements. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that is not directly related to historical or current fact. Words such as "anticipates," "believes," "expects,"

"estimates," "intends," "plans," "projects," "can," "may" and similar expressions are intended to identify such forward-looking statements. Forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from those anticipated. Such risks and uncertainties include, but are not limited to, the Company's future capital needs, stock market conditions, price of the Company's stock, fluctuations in customer demand, intensity of competition from other vendors, timing and acceptance of new product introductions, general economic and industry conditions, delays or difficulties in programs designed to increase sales and improve profitability, the settlement of various tax issues, the possibility of a final award of material damages in the Cerion securities litigation and other risks detailed in this Form 10-Q and the Company's other filings with the Securities and Exchange Commission. The Company assumes no obligation to update the information contained in this Form 10-Q or to revise any forward-looking statement.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    None.

(b) Reports on Form 8-K

    None.



ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to certain market risks from interest rate fluctuations relating to its Loan Agreement with Fleet Bank-NH and LaSalle Bank, NA. We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in interest rates applied to our debt. As of March 30, 2001, the analysis indicated that the hypothetical market movement would not have a material effect on the Company's consolidated financial position, results of operations or cash flows. Actual changes in interest rate and the related effects may differ materially from that analysis.

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


                                                     NASHUA CORPORATION
                                            ------------------------------------
                                                       (Registrant)

Date:  May 11, 2001
     ----------------------                 By: /s/ John L. Patenaude
                                               ---------------------------------
                                                John L. Patenaude
                                                Vice President-Finance and
                                                Chief Financial Officer
                                                (principal financial and duly
                                                authorized officer)