Form 10-Q
period 2001-06-29
NASHUA CORP
filed 2001-08-10
CIK 69680

                                    FORM 10-Q


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


              [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended
                                  JUNE 29, 2001

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

     AS OF AUGUST 7, 2001, THE COMPANY HAD 5,862,831 SHARES OF COMMON STOCK, EXCLUDING 1,023,818 SHARES IN TREASURY, PAR VALUE $1 PER SHARE, OUTSTANDING.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       NASHUA CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)


                                                       June 29, 2001        December 31,
ASSETS:                                                 (Unaudited)             2000
-------                                                -------------        ------------
Cash and cash equivalents                                $    918             $  1,035
Accounts receivable                                        32,039               27,915
Inventories
  Raw materials                                             9,961               12,112
  Work in process                                           2,867                3,658
  Finished goods                                            6,486                8,956
                                                         --------             --------
                                                           19,314               24,726
Taxes receivable                                              714               10,708
Other current assets                                        6,805                7,159
                                                         --------             --------
  Total current assets                                     59,790               71,543
                                                         --------             --------

Plant and equipment                                        91,691               91,018
Accumulated depreciation                                  (40,365)             (36,465)
                                                         --------             --------
                                                           51,326               54,553
                                                         --------             --------
Goodwill, net of amortization                              29,698               30,490
Other assets                                               15,334               13,885
                                                         --------             --------
  Total assets                                           $156,148             $170,471
                                                         ========             ========


LIABILITIES AND SHAREHOLDERS' EQUITY:
------------------------------------
Current maturities of long-term debt                     $  3,865             $  9,806
Accounts payable                                           19,820               19,104
Accrued expenses                                           14,146               20,102
                                                         --------             --------
  Total current liabilities                                37,831               49,012
                                                         --------             --------

Long-term debt                                             32,475               35,905
Other long-term liabilities                                13,397               13,217
                                                         --------             --------
  Total long-term liabilities                              45,872               49,122
                                                         --------             --------

Common stock                                                6,875                7,012
Additional paid-in capital                                 15,554               15,268
Retained earnings                                          64,938               64,979
Treasury stock, at cost                                   (14,922)             (14,922)
                                                         --------             --------
  Total shareholders' equity                               72,445               72,337
                                                         --------             --------

  Total liabilities and shareholders' equity             $156,148             $170,471
                                                         ========             ========


   The accompanying notes are an integral part of the condensed consolidated financial statements.

                       NASHUA CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


(In thousands, except per share data)                                THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                  -----------------------        -----------------------
                                                                   June 29,       June 30,        June 29       June 30,
                                                                    2001           2000            2001           2000
                                                                  --------       --------        --------       --------
Net sales                                                         $ 69,069       $ 68,723        $137,371       $112,733
Cost of products sold                                               54,710         53,350         109,289         88,438
                                                                  --------       --------        --------       --------
Gross margin                                                        14,359         15,373          28,082         24,295

Selling, distribution and administrative expenses                   12,296         13,435          24,781         22,405
Research and development expense                                       908          1,020           1,635          2,089
Pension settlement income                                               --             --              --        (18,606)
Restructuring and unusual charges                                       --              4             145          1,456
(Income) loss from equity investment                                   (17)            10             (42)            14
Interest expense, net                                                  750            649           1,700            429
                                                                  --------       --------        --------       --------
Income (loss) before income taxes                                      422            255            (137)        16,508
Provision (benefit) for income taxes                                   251             53             (96)         6,465
                                                                  --------       --------        --------       --------
Net income (loss)                                                 $    171       $    202        $    (41)      $ 10,043
                                                                  ========       ========        ========       ========

Basic earnings per share:
Net income (loss) per common share                                $   0.03       $   0.04        $  (0.01)      $   1.78
                                                                  ========       ========        ========       ========
Average common shares                                                5,688          5,649           5,665          5,648
                                                                  ========       ========        ========       ========

Diluted earnings per share:
Net income (loss) per common share assuming dilution              $   0.03       $   0.04        $  (0.01)      $   1.77
                                                                  ========       ========        ========       ========
Dilutive effect of stock options                                        28             25              --             20
                                                                  ========       ========        ========       ========
Average common and potential common shares                           5,716          5,674           5,665          5,668
                                                                  ========       ========        ========       ========

Dividends declared per share                                      $     --       $   0.01        $     --       $   0.01
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

                       NASHUA CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


(In thousands)
                                                                                                SIX MONTHS ENDED
                                                                                          ----------------------------
                                                                                          June 29,            June 30,
                                                                                            2001                2000
                                                                                          --------            --------
Cash flows from operating activities of continuing operations:
  Net income (loss)                                                                       $   (41)            $ 10,043
  Adjustments to reconcile net income (loss) to cash provided by continuing operating activities:
      Depreciation and amortization                                                          4,949               4,102
      Pension settlement income                                                                 --             (18,606)
      Net change in working capital and other assets                                         3,600               7,058
      Other                                                                                    117                (286)
                                                                                          ---------           --------

Cash provided by continuing operating activities                                             8,625               2,311
                                                                                          --------            --------

Cash flows from investing activities of continuing operations:
  Investment in plant and equipment                                                         (1,278)             (4,876)
  Proceeds from sale of plant and equipment                                                     81               1,854
  Business acquisition, net of cash acquired                                                    --             (58,619)
  Other                                                                                         --                (107)
                                                                                          --------            --------
  Cash used in investing activities of continuing operations                                (1,197)            (61,748)
                                                                                          --------            --------

Cash flows from financing activities of continuing operations:
  Repayment of borrowings                                                                   (9,371)               (256)
  Proceeds from borrowings                                                                      --              36,780
  Dividends paid                                                                                --                 (59)
  Other                                                                                         44                  74
                                                                                          --------            --------
Cash provided by (used in) financing activities of continuing operations                    (9,327)             36,539
                                                                                          --------            --------

Cash provided by activities of discontinued operation                                        1,782               1,312
                                                                                          --------            --------

Decrease in cash and cash equivalents                                                         (117)            (21,586)
Cash and cash equivalents at beginning of period                                             1,035              25,056
                                                                                          --------            --------
Cash and cash equivalents at end of period                                                $    918            $  3,470
                                                                                          ========            ========

Interest paid                                                                             $  1,766            $     65
                                                                                          ========            ========
Income taxes paid (refunded) for continuing operations, net                               $ (5,219)           $    133
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

The Company began formulating plans related to workforce reductions and plant closings prior to the purchase date. Liabilities assumed included restructuring charges of approximately $2.1 million related primarily to planned workforce reductions in the acquired business. The provision for planned workforce reductions included amounts for salary and benefits for 67 employees. Payments for severance and other plant closing costs through the second quarter of 2001 totaled $1.8 million.

RESTRUCTURING AND UNUSUAL CHARGES

Restructuring and unusual charges for the six months ended June 29, 2001 of approximately $.1 million related to workforce reductions in the Toner Division of the Imaging Supplies segment. Restructuring and unusual charges for the six months ended June 30, 2000 of approximately $1.5 million related primarily to the Company's decision to discontinue its remanufactured laser cartridge product line in its Imaging Supplies segment.

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


INCOME TAXES

On March 31, 1998, the New Hampshire Department of Revenue Administration ("DOR") issued a notice of deficiency in connection with an examination of the Company's corporate income tax returns for the years 1989 through 1992 in the amount of $4.4 million, including interest. The deficiency principally related to the tax treatment of the sale of the Company's International Office Systems business in 1990. A petition for reconsideration was filed with an appeals officer on May 26, 1998 and a formal hearing was held before the DOR officers on August 31, 1999. On October 27, 2000, the State of New Hampshire issued a revised assessment of $1.8 million, including interest, in accordance with the New Hampshire Department of Revenue hearing officer's final order. The Company disagreed with the final order and on November 15, 2000 filed suit against the DOR in New Hampshire Superior Court. The Company settled this tax claim with the DOR during the second quarter of 2001 and paid $.5 million, which included interest charges.


SEGMENT AND RELATED INFORMATION

The table below presents information about reported segments.

FOR THE QUARTER:

(In thousands)
                                                         Net Sales                       Pretax Income (Loss)
                                              -------------------------------      --------------------------------
                                                     Three Months Ended                   Three Months Ended
                                              June 29, 2001     June 30, 2000      June 29, 2001      June 30, 2000
                                              -------------     -------------      -------------      -------------
Imaging Supplies                                 $ 6,220           $ 7,359            $   124            $  (603)
Specialty Paper Products                          37,278            38,603              1,087              2,816
Label Products                                    29,859            27,692              2,241              1,917

Reconciling items:
    Eliminations                                  (4,282)           (5,012)                --                 --
    Other                                             (6)               81                152                229
    Unallocated corporate expenses                    --                --             (2,036)            (3,116)
    Amortization of goodwill                          --                --               (396)              (335)
    Interest expense, net                             --                --               (750)              (649)
    Restructuring and unusual charges                                   --                 --                 (4)
                                                 -------           -------            -------            -------
Consolidated                                     $69,069           $68,723            $   422            $   255
                                                 =======           =======            =======            =======

FOR THE SIX MONTHS:

(In thousands)
                                                         Net Sales                       Pretax Income (Loss)
                                              -------------------------------      --------------------------------
                                                     Six Months Ended                      Six Months Ended
                                              June 29, 2001     June 30, 2000      June 29, 2001      June 30, 2000
                                              -------------     -------------      -------------      -------------
Imaging Supplies                                $ 12,058          $ 16,988            $  (113)           $ (1,391)
Specialty Paper Products                          76,031            57,276              2,253               3,751
Label Products                                    57,862            46,773              3,961               2,991

Reconciling items:
    Eliminations                                  (8,694)           (8,395)                --                  --
    Other                                            114                91                447                 106
    Unallocated corporate expenses                    --                --             (4,048)             (5,335)
    Amortization of goodwill                          --                --               (792)               (335)
    Interest expense, net                             --                --             (1,700)               (429)
    Restructuring and unusual charges                 --                --               (145)             (1,456)
    Pension settlement income                         --                --                  -              18,606
                                                --------          --------            -------             -------
Consolidated                                    $137,371          $112,733            $  (137)            $16,508
                                                ========          ========            =======             =======


CONTINGENCIES

In December 1999, the Internal Revenue Service ("IRS") completed an examination of the Company's corporate income tax returns for the years 1995 through 1997. On December 16, 1999, the IRS issued a Notice of Proposed Adjustment which assessed additional taxes of $5.2 million, excluding interest. The assessment represents a total of $14.0 million of adjustments to taxable income for the years under review. The proposed adjustments relate to the deductibility of restructuring and other reserves applicable to continuing and discontinued operations, as well as the utilization of foreign net operating losses primarily associated with discontinued operations. The Company disagrees with the position taken by the IRS and filed a formal protest of the proposed adjustments on April 6, 2000. A hearing was held before the IRS Appeals Officer on March 14, 2001.

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

The Company believes that it will prevail in all material respects against the IRS' assertions related to the corporate income tax returns filed for years 1992 through 1994, and that it is adequately reserved for potential liabilities for tax deficiencies that could arise from resolution of the IRS's examination of the corporate tax returns filed for years 1995 through 1997. While management believes that it has provided adequately for its tax liabilities, including liabilities related to matters in dispute with taxing authorities, it can provide no assurances that the Company will prevail in its defense against adjustments proposed in these pending or future federal and state examinations. In addition, management can provide no assurances that the ultimate resolution of these open tax matters will not be in excess of current provisions.

In August and September 1996, two individual plaintiffs initiated lawsuits in the Circuit Court of Cook County, Illinois against the Company, Cerion Technologies, Inc. ("Cerion"), certain directors and officers of Cerion, and the Company's underwriter, on behalf of classes consisting of all persons who purchased the common stock of Cerion between May 24, 1996 and July 9, 1996. These two complaints were consolidated. In March 1997, the same individual plaintiffs joined by a third plaintiff filed a Consolidated Amended Class Action Complaint (the "Consolidated Complaint"). The Consolidated Complaint alleged that, in connection with Cerion's initial public offering, the defendants issued materially false and misleading statements and omitted the disclosure of material facts regarding, in particular, certain significant customer relationships. In October 1997, the Circuit Court, on motion by the defendants, dismissed the Consolidated Complaint. The plaintiffs filed a Second Amended Consolidated Complaint alleging substantially similar claims as the Consolidated Complaint seeking damages and injunctive relief. On May 6, 1998, the Circuit Court, on motion by the defendants, dismissed with prejudice the Second Amended Consolidated Complaint. The plaintiffs filed with the Appellate Court an appeal of the Circuit Court's ruling. On November 19, 1999, the Appellate Court reversed the Circuit Court's ruling dismissing the Second Amended Consolidated Complaint. The Appellate Court ruled that the Second Amended Consolidated Complaint stated a claim and remanded the case to the Circuit Court for further proceedings. On December 27, 1999, the Company filed a Petition for Leave to Appeal from the Appellate Court with the Supreme Court of Illinois. In that Petition, the Company asked the Supreme Court of Illinois to hear the Company's further appeal and determine whether the Circuit Court or the Appellate Court is correct. That Petition was denied and the case was remanded to the Circuit Court for trial. Discovery is in process. The Company believes that the lawsuit is without merit and will continue to defend itself in this matter.

The Company is involved in certain environmental matters and has been designated by the Environmental Protection Agency ("EPA") as a potentially responsible party ("PRP") for certain hazardous waste sites. In addition, the Company has been notified by certain state environmental agencies that some of the Company sites not addressed by the EPA require remedial action. These sites are in various stages of investigation and remediation. Due to the unique physical characteristics of each site, the technology employed, the extended timeframes of each remediation, the interpretation of applicable laws and regulations and the financial viability of other potential participants, the ultimate cost to the Company of remediation for each site is difficult to estimate. Based on the facts currently known and the Company's prior experience with these matters, the Company has concluded that there is at least a reasonable possibility that site assessment, remediation and monitoring costs will be incurred by the Company with respect to those sites which can be reasonably estimated in the aggregate range of $1.1 million to $1.4 million for certain of the Company's continuing operations, and a range of $.1 million to $.3 million for certain of the Company's discontinued operations. These ranges are based, in part, on an allocation of certain sites' costs which, due to the joint and several nature of the liability, could increase if the other PRPs are unable to bear their allocated share. At June 29, 2001, the Company's accrual balances were $1.2 million for continuing operations and $.2 million for discontinued operations, which represent, in management's view, the most likely amounts within the ranges stated above. Based on information currently available to the Company, management believes that it is probable that the major responsible parties will fully pay the costs apportioned to them. Management believes that, based on its financial position and the estimated environmental accrual recorded, its remediation expense with respect to those sites is not likely to have a material adverse effect on its consolidated financial position or results of operations.


SUBSEQUENT EVENT

On July 6, 2001, the Company entered into supply and purchase agreements with Avery Dennison. The Company will supply Avery Dennison with certain coated products manufactured at the Company's Merrimack, New Hampshire plant of its Specialty Paper Products segment. The Company will purchase certain laminated materials from Avery Dennison. Under the terms of the agreements, the Company is obligated to purchase minimum quantities of specified products from Avery Dennison and is subject to penalties if these minimum requirements are not met. The terms of the supply and purchase agreements generally are for the period from July 6, 2001 through December 31, 2005 with certain renewal provisions. As a result of the agreements, the Company will cease lamination operations at its Omaha, Nebraska plant of its Label Products segment by September 1, 2001. The Company expects to take a net restructuring charge of approximately $3.3 million in the third quarter of 2001 relating to the closure of its lamination operations, including approximately $2.7 million related to a non-cash write-off of equipment utilized in the lamination operation and charges related to a workforce reduction of approximately 80 employees.

In an unrelated transaction, the Company sold unutilized land in Merrimack, New Hampshire on July 27, 2001 for approximately $.7 million. The Company expects to recognize a gain in the third quarter of 2001 of approximately $.6 million on the sale of this real estate.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - FOR THE QUARTER:

Results for the second quarter of 2001 include a full quarter of Rittenhouse operations, while the second quarter of 2000 includes Rittenhouse results as of the acquisition date of April 17, 2000. Quarterly sales increased slightly to $69.1 million from second quarter 2000 sales of $68.7 million. Increased sales in the Label Products segment more than offset declines in the Imaging Supplies and Specialty Paper Products segments. Gross margin decreased to $14.4 million, or 20.8 percent, for the quarter compared to $15.4 million, or 22.4 percent, for the second quarter of 2000. Gross margin improvements in the Imaging Supplies and Label Products segments were more than offset by a decline in the Specialty Paper Products segment. Selling and distribution expenses, as a percent of sales, decreased slightly from the second quarter of 2000. Administrative expenses, as a percentage of sales, decreased to 7.3 percent from 8.8 percent for the second quarter of 2000. Prior year administrative costs were higher primarily due to integration costs associated with the Rittenhouse acquisition and environmental charges incurred relative to the Omaha, Nebraska plant. Research and development expenses decreased by $.1 million mainly due to staff reductions in the Imaging Supplies segment. Net interest expense was $.8 million for the second quarter of 2001, an increase of $.1 million over the same period last year. The Company's pretax profit was $.4 million compared to a profit of $.3 million in the second quarter of 2000. Improvements in the profitability of the Imaging Supplies and Label Products segments and a decrease in corporate expenses were partially offset by a decline in the profitability of the Specialty Paper Products segment and an increase in interest expense. Corporate administrative expenses declined mainly due to a decrease in integration costs and staff reductions resulting from the Rittenhouse acquisition.

Net income for the second quarter of 2001 was $.2 million, or $.03 per share, compared to net income of $.2 million, or $0.04 per share, in the second quarter of 2000.

Details of the restructuring and unusual activity recorded during the second quarter of 2001 follows:

(In thousands)                            Balance       Current        Current        Balance
                                          Mar. 30,      Period         Period        June 29,
                                            2001       Provision     Utilization       2001
                                          -------      ---------     -----------     --------
Provisions for severance
  related to workforce reductions           $447          $ --         $(224)          $223
                                            ====          ====         ======          ====

The restructuring activities provided for in the balance at March 30, 2001, represented amounts payable to 28 employees within the Toner Division of the Imaging Supplies segment and 1 corporate employee. The amounts charged against the reserve and estimated remaining costs have not changed materially from the original estimate. All charges are principally cash in nature and are expected to be funded from operations.

The estimated effective income tax rate for the second quarter of 2001 was 59.5 percent, which is higher than the U.S. statutory rate principally due to the impact of non-deductible goodwill and state income taxes.


IMAGING SUPPLIES SEGMENT

The Imaging Supplies segment reported a 15.5 percent decrease in sales to $6.2 million for the second quarter of 2001 compared to $7.4 million for the same period last year. This decline was primarily due to lower sales volumes for the segment's Ricoh-compatible products, attributable to volume declines for a large international customer.

Gross margin percentage increased from 20.2 percent to 26.5 percent due to manufacturing yield and productivity improvements and decreased raw material pricing. The segment also benefited from staff and cost reductions associated with its recent restructuring. The improvement in gross margin percentage was partially offset by a decline in sales revenues.

The segment's pretax income for the second quarter of 2001 was $.1 million, an improvement of $.7 million compared to the second quarter of 2000. Improved results were primarily due to an improvement in gross margins of $.2 million and a reduction in selling and distribution expenses of $.5 million. The decrease in selling and distribution expenses was associated with lower sales volume, including lower commissions and freight costs, and staff reductions. Pretax loss for the discontinued remanufactured laser cartridge product line was $.2 million for the second quarter of 2000.


SPECIALTY PAPER PRODUCTS SEGMENT

The Specialty Paper Products segment reported a 3.4 percent decrease in sales to $37.3 million for the second quarter of 2001, compared to $38.6 million for the same period last year. The decrease was mainly attributable to pricing pressures in the converting business and reduced sales volumes for cut-sheet office papers and thermal papers due to the economic downturn.

Gross margin percentage declined from 22.5 percent to 19.1 percent, contributing to a decline in gross margin of $1.6 million. The decline in the segment's gross margin percentage is mainly attributable to an unfavorable product mix and pricing pressures.

The segment's pretax income for the quarter declined by $1.7 million to $1.1 million, compared to $2.8 million in the second quarter of 2000. This decline is mainly attributable to a decrease in the segment's gross margin percentage and lower sales revenues.

LABEL PRODUCTS SEGMENT

The Label Products segment reported a 7.8 percent, or $2.2 million, increase in sales for the second quarter of 2001 to $29.9 million, compared to $27.7 million for the same period last year. This improvement was due to increased volume in transportation labels and the addition of a major customer for the segment's retail shelf labels.

Gross margin increased to $5.7 million, from $5.2 million primarily due to increased sales revenues. Gross margin percentage increased slightly from 18.9 percent to 19.1 percent.

The segment's pretax income increased 16.9 percent to $2.2 million, compared to $1.9 million in the second quarter of 2000. This increase is primarily attributable to gross margin improvements resulting from increased sales, acquisition synergies and cost controls, as well as a decrease in environmental expenses.


RESULTS OF OPERATIONS - FOR SIX MONTHS YEAR-TO-DATE:

Sales for the first six months of 2001 increased to $137.4 million, a 21.9 percent increase over second quarter 2000 sales of $112.7 million, primarily due to the acquisition of Rittenhouse. Increases in the Specialty Paper Products and Label Products segments were partially offset by a decline in the Imaging Supplies segment. Gross margin percentage decreased to 20.4 percent compared to
21.6 percent for the second quarter of 2000. Slight increases in the gross margin percentages for the Label Products and Imaging Supplies segments were more than offset by a decrease in the Specialty Paper Products segment. Selling and distribution expenses, as a percent of sales, decreased to 10.6 percent from
11.2 percent primarily due to decreases in the Imaging Supplies and Label Products segments. Administrative expenses, as a percentage of sales, decreased from 8.7 percent to 7.4 percent primarily due to a reduction in Corporate administrative expenses. Corporate administrative expenses declined mainly due to decreases in integration and proxy related costs and staff reductions. Research and development expenses decreased by $.5 million to $1.6 million, as compared to $2.1 million for the same period in 2000, primarily a result of exiting the remanufactured laser cartridge product line in the first quarter of 2000. Net interest expense was $1.7 million for the first six months of 2001 compared to $.4 million for the same period last year. Increased interest expense resulted from borrowings incurred to finance the Rittenhouse acquisition. The Company's profit before income taxes, pension settlement income and restructuring and unusual charges was $8,000 compared to a loss of $.6 million for the first six months of 2000. Improvements in the profitability of the Imaging Supplies and Label Products segments and a reduction in corporate expenses were partially offset by a decrease in the profitability of the Specialty Paper Products segment and increases in net interest expense and goodwill amortization.

Pretax income from the sale of technology contributed $.5 million to the Company's pretax profit for the first six months of 2001, compared to $.3 million for the same period in the prior year. The Company recognized the final payment from the sale of its Microsharp technology during the second quarter of 2001 and has fully recognized income resulting from this sale of technology.

Net loss for the first six months of 2001 was $41,000, or $0.01 per share, compared to net income of $10.0 million, or $1.77 per share, for the same period in 2000. Net income for the first six months of 2001 included a pretax restructuring charge of approximately $.1 million relating to workforce reductions in the Toner Division of the Imaging Supplies segment. Results for the first six months of 2000 included pretax pension settlement income of $18.6 million, and a pretax restructuring charge of approximately $1.5 million relating primarily to the Company's decision to discontinue its remanufactured laser cartridge product line.

The estimated annual effective income tax rate was 70 percent for the first six months of 2001 and is higher than the U.S. statutory rate principally due to the impact of non-deductible goodwill and state income taxes.


IMAGING SUPPLIES SEGMENT

The Imaging Supplies segment reported a 29 percent decrease in sales to $12.1 million for the first six months of 2001, compared to $17 million for the same period last year. This decline was primarily due to the discontinuance of the remanufactured laser cartridge product line in the first quarter of 2000, decreased sales of Xerox-compatible toners and lower sales volumes for the segment's Ricoh-compatible products attributable to volume declines for a large international customer. Remanufactured laser cartridge sales were $2.5 million for the first six months of 2000. Sales of Xerox-compatible toners were negatively impacted by a major customer's decision during the first quarter of 2000 to discontinue its line of private label Xerox-compatible toners manufactured by the Company.

While the segment's gross margin percentage increased from 20.4 percent to 23.9 percent, its gross margin decreased $.6 million to $2.9 million mainly due to lower sales revenues. Part of the improvement in gross margin percentage is attributable to the discontinuance of the remanufactured laser cartridge product line. The gross margin percentage for the Toner product line was 22.7 percent for the first six months of 2000.

The segment's pretax loss for the first six months of 2001 was $.1 million, an improvement of $1.3 million compared to the first six months of 2000. Improved results were mainly due to lower selling and distribution and research and development expenses, resulting from lower sales revenues and staff and cost reductions, partially offset by a decline in gross margin. Selling and distribution expenses decreased by $1.5 million, compared to the same period in 2000. The segment also benefited from the discontinuance of its remanufactured laser cartridge product line, which had a loss of $.8 million for the first six months of 2000.


SPECIALTY PAPER PRODUCTS SEGMENT

The Specialty Paper Products segment reported an $18.8 million increase in sales for the first six months of 2001 to $76 million, compared to $57.2 million for the same period last year as a result of the Rittenhouse acquisition. Excluding the Rittenhouse paper converting business sales declined 11.2 percent, primarily the result of lower volume in the cut sheet paper product line due to a reduction in customer spending in the slowing economy.

While gross margin increased by $2.2 million, the segment's gross margin percentage declined from 21.4 percent to 19 percent. The decline in gross margin percentage was attributable to pricing pressures in the converting business and an unfavorable change in product mix. The segment's pretax income for the first six months of 2001 decreased 40 percent to $2.3 million, compared to $3.8 million for the first six months of 2000. Increases in selling, distribution and administrative expenses more than offset the increase in gross margin dollars. As a percentage of sales, selling, distribution and administrative expenses increased from 13.4 percent to 15 percent. This increase is mainly attributable to a freight allowance provided to a major customer.


LABEL PRODUCTS SEGMENT

The Label Products segment reported an $11.1 million, or 23.7 percent, increase in sales to $57.9 million for the first six months of 2001, compared to $46.8 million for the same period last year. This increase was primarily a result of the Rittenhouse acquisition. The segment also benefited from increased volume in transportation labels and the addition of a major customer for the segment's retail shelf labels.

Gross margin percentage increased slightly for the first six months of 2001 to
18.6 percent, from 18.4 percent, for the same period in the prior year. Gross margin increased by $2.1 million to $10.8 million, mainly due to increased sales revenues.

The segment's pretax income increased 32.4 percent to $4.0 million, compared to $3.0 million in the first six months of 2000. This improvement was primarily due to the contribution of the acquired Rittenhouse business. Increased gross margin was partially offset by increased selling, distribution and administrative expenses. Selling, distribution and administrative expenses as a percentage of sales decreased to 11.6 percent from 11.9 percent, primarily attributable to a reduction in environmental charges.


LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

Cash and cash equivalents decreased $.1 million from December 31, 2000 to $.9 million at June 29, 2001. Cash used in investing and financing activities for the first six months of 2001 of $1.2 million and $9.3 million, respectively, was partially offset by cash provided by continuing operating activities and discontinued operations. Cash provided by continuing operating activities consisted primarily of proceeds from tax refunds and inventory reductions, partially offset by a reduction in accrued expenses and an increase in accounts receivable. Cash provided by discontinued operations related primarily to tax refunds. Net cash used in investing activities consisted of capital expenditures across all segments. Net cash used in financing activities consisted of repayments on the Company's debt.

Working capital decreased $.6 million from December 31, 2000 to $22 million at June 29, 2001. Decreases in inventory and taxes receivable, along with an increase in accounts payable, more than offset decreases in the current portion of long-term debt and accrued expenses and an increase in accounts receivable.

The Company's Loan Agreement requires the Company to maintain certain financial covenants such as Total Funded Debt to earnings before interest, income taxes, depreciation and amortization and a Fixed Charge Coverage Ratio. The Company was in compliance with the above financial covenants for the quarter ended June 29, 2001.

Management believes that current cash and cash equivalents, cash flows from operations and amounts available under the Company's financing agreement are sufficient to fund its planned capital expenditures, working capital needs and other cash requirements.


IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

On June 29, 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). FAS 142 supercedes APB Opinion No. 17, "Intangible Assets", which required that goodwill and intangible assets be amortized over a life not to exceed forty years. Under FAS 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment.

The amortization provisions of FAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the amortization provisions of FAS 142 are effective upon adoption of FAS 142. FAS 142 is effective for fiscal years beginning after December 15, 2001 (i.e., January 1, 2002 for calendar year companies) and must be adopted as of the beginning of a fiscal year. The Company will adopt FAS 142 for its 2002 fiscal year.

Adoption of FAS 142 will have a significant effect on the Company's results of operations, and could have a significant effect on its financial position. FAS 142 will eliminate the amortization of the Company's goodwill, which is approximately $1.6 million on an annual basis. FAS 142 will also require a review of the Company's goodwill for impairment. Goodwill at June 29, 2001 was $29.7 million. The Company has not yet evaluated its goodwill for impairment under the new guidelines of FAS 142.



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

On March 31, 1998, the New Hampshire Department of Revenue Administration ("DOR") issued a notice of deficiency in connection with an examination of the Company's corporate income tax returns for the years 1989 through 1992 in the amount of $4.4 million, including interest. The deficiency principally related to the tax treatment of the sale of the Company's International Office Systems business in 1990. A petition for reconsideration was filed with an appeals officer on May 26, 1998 and a formal hearing was held before the DOR officers on August 31, 1999. On October 27, 2000, the State of New Hampshire issued a revised assessment of $1.8 million, including interest, in accordance with the New Hampshire Department of Revenue hearing officer's final order. The Company disagreed with the final order and on November 15, 2000 filed suit against the DOR in New Hampshire Superior Court. The Company settled this tax claim with the DOR during the second quarter of 2001 and paid $.5 million, which included interest charges.

Nashua Corporation is subject to legal proceedings and claims that arise in the ordinary course of their business. In the opinion of management, the aggregate liability, if any, with respect to these actions will not materially adversely affect Nashua's financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The annual meeting of the stockholders of the Company was held on May 8, 2001.

(b)  At the 2001 Annual Meeting, the stockholders of the Company elected Andrew
     B. Albert, Sheldon A. Buckler, Avrum Gray, John M. Kucharski, George R. Mrkonic, Jr., Peter J. Murphy, James F. Orr III and Mark E. Schwarz to serve as directors of the Company until the next annual meeting of stockholders.

(c) The matters acted upon at the 2001 Annual Meeting, and the voting tabulation for each such matter, is as follows:

     PROPOSAL 1: To elect eight directors for a term of one year:

                                            NUMBER OF VOTES
                                    ------------------------------
             NOMINEES                  FOR                WITHHELD
     -------------------------      ---------             --------
       Andrew B. Albert             5,286,620              37,929
       Sheldon A. Buckler           5,281,375              43,074
       Avrum Gray                   5,296,103              28,346
       John M. Kucharski            5,274,564              49,885
       George R. Mrkonic, Jr.       5,281,243              43,206
       Peter J. Murphy              5,281,473              42,976
       James F. Orr III             5,281,473              42,976
       Mark E. Schwarz              5,250,613              73,836

     Each of the above named individuals were elected directors of the Company.

     PROPOSAL 2: To ratify the appointment of Ernst & Young LLP as independent auditors for the year 2001.

                               NUMBER OF VOTES
         -------------------------------------------------------------
              FOR                  AGAINST                ABSTAIN
         -------------         ---------------         ---------------
           5,245,242                39,497                 39,710

     The proposal was approved.


ITEM 5.  OTHER INFORMATION

STOCKHOLDER PROPOSALS

Any proposal that a stockholder wishes the Company to consider for inclusion in the proxy statement and form of proxy card for the Company's 2002 Annual Meeting of Stockholders must be received by the Company on or before November 28, 2001. Such proposals should be directed to Nashua Corporation, Second Floor, 11 Trafalgar Square, Nashua, New Hampshire 03063, Attention: Secretary.

In addition, the Company's By-laws require all stockholder proposals to be timely submitted in advance to the Secretary of the Company at the above address (other than proposals submitted for inclusion in the proxy statement and form of proxy as described above). To be timely, the Secretary must receive such notice not less than 60 days nor more than 90 days prior to the 2002 Annual Meeting; provided that, if less than 70 days' notice or prior public disclosure of the date of the 2002 Annual Meeting is given or made, the notice must be received not later than the close of business on the 10th day following the date on which such notice of the date of the meeting was mailed or such public disclosure was made, whichever occurs first.

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

       4.04 Amendment to the Revolving Credit and Term Loan Agreement dated May 31, 2001 by and among the Company, Rittenhouse, L.L.C., Rittenhouse Paper Company, Fleet National Bank and LaSalle Bank, NA.


      10.01 Master Agreement entered into as of July 2, 2001 between Nashua Corporation and the Fasson Roll North America division of Avery Dennison Corporation. Exhibit to the Company's Current Report on Form 8-K dated July 9, 2001 and incorporated herein by reference.

(b)   Reports on Form 8-K

      On July 9, 2001, the Company filed a Current Report on Form 8-K reporting, under Items 5 and 7, that the Company had entered into supply and purchase agreements with Avery Dennison relating to laminated and coated products.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                     NASHUA CORPORATION
                                              ----------------------------------
                                                        (Registrant)


Date:  August 10, 2001                        BY: /s/ John L. Patenaude
       --------------------------                 ------------------------------
                                                  John L. Patenaude
                                                  Vice President-Finance and
                                                  Chief Financial Officer
                                                  (principal financial and duly
                                                  authorized officer)