Form 10-Q
period 2001-09-30
NASHUA CORP
filed 2001-11-09
CIK 69680

                                   FORM 10-Q

                               -----------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                               -----------------

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended
                               SEPTEMBER 28, 2001

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

             YES  X           NO
                ------          -----

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

       AS OF NOVEMBER 2, 2001, THE COMPANY HAD 5,862,831 SHARES OF COMMON
                  STOCK, PAR VALUE $1 PER SHARE, OUTSTANDING.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       NASHUA CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)
                                                Sept. 28, 2001     December 31,
ASSETS:                                          (Unaudited)          2000
-------                                         --------------     ------------
Cash and cash equivalents                         $     432         $   1,035
Accounts receivable                                  33,465            27,915
Inventories
  Raw materials                                       8,974            12,112
  Work in process                                     4,590             3,658
  Finished goods                                      7,248             8,956
                                                  ---------         ---------
                                                     20,812            24,726
Taxes receivable                                        597            10,708
Other current assets                                  6,086             7,159
                                                  ---------         ---------
  Total current assets                               61,392            71,543
                                                  ---------         ---------

Plant and equipment                                  86,081            91,018
Accumulated depreciation                            (39,611)          (36,465)
                                                  ---------         ---------
                                                     46,470            54,553
                                                  ---------         ---------
Goodwill, net of amortization                        29,302            30,490
Other assets                                         16,416            13,885
                                                  ---------         ---------
  Total assets                                    $ 153,580         $ 170,471
                                                  =========         =========


LIABILITIES AND SHAREHOLDERS' EQUITY:
-------------------------------------
Current maturities of long-term debt              $   3,187         $   9,806
Accounts payable                                     19,927            19,104
Accrued expenses                                     16,825            20,102
                                                  ---------         ---------
  Total current liabilities                          39,939            49,012
                                                  ---------         ---------

Long-term debt                                       29,440            35,905
Other long-term liabilities                          13,380            13,217
                                                  ---------         ---------
  Total long-term liabilities                        42,820            49,122
                                                  ---------         ---------

Common stock                                          6,886             7,012
Additional paid-in capital                           15,703            15,268
Retained earnings                                    63,154            64,979
Treasury stock, at cost                             (14,922)          (14,922)
                                                  ---------         ---------
  Total shareholders' equity                         70,821            72,337
                                                  ---------         ---------

  Total liabilities and shareholders' equity      $ 153,580         $ 170,471
                                                  =========         =========


The accompanying notes are an integral part of the condensed consolidated financial statements.

                       NASHUA CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

(In thousands, except per share data)                       Three Months Ended             Nine Months Ended
                                                         ------------------------      ------------------------
                                                         Sept. 28,       Sept.29,      Sept. 28,      Sept. 29,
                                                            2001           2000           2001          2000
                                                         ---------      ---------      ---------      ---------
Net sales                                                $  69,523      $  73,310      $ 206,894      $ 186,043
Cost of products sold                                       54,903         59,279        164,196        147,717
                                                         ---------      ---------      ---------      ---------
Gross margin                                                14,620         14,031         42,698         38,326

Selling, distribution and administrative expenses           11,949         13,701         36,725         36,106
Research and development expense                               839          1,232          2,473          3,321
Pension settlement income                                       --             --             --        (18,606)
Restructuring and unusual charges (income)                   3,030           (136)         3,175          1,320
(Income) loss from equity investment                           (10)            (5)           (51)             9
Interest expense, net                                          596            918          2,296          1,347
                                                         ---------      ---------      ---------      ---------
Income (loss) before income taxes                           (1,784)        (1,679)        (1,920)        14,829
Provision (benefit) for income taxes                            --           (644)           (95)         5,821
                                                         ---------      ---------      ---------      ---------
Net income (loss)                                        $  (1,784)     $  (1,035)     $  (1,825)         9,008
                                                         =========      =========      =========      =========

Basic earnings per share:
Net income (loss) per common share                       $   (0.31)     $   (0.18)     $   (0.32)     $    1.60
                                                         =========      =========      =========      =========
Average common shares                                        5,713          5,651          5,681          5,648
                                                         =========      =========      =========      =========

Diluted earnings per share:
Net income (loss) per common share assuming dilution     $   (0.31)     $   (0.18)     $   (0.32)     $    1.59
                                                         =========      =========      =========      =========
Dilutive effect of stock options                                --             --             --             21
                                                         =========      =========      =========      =========
Average common and potential common shares                   5,713          5,651          5,681          5,669
                                                         =========      =========      =========      =========

Dividends declared per share                             $      --      $      --      $      --      $     .01
                                                         =========      =========      =========      =========


The accompanying notes are an integral part of the condensed consolidated financial statements.

                       NASHUA CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

(In thousands)

                                                                                 Nine Months Ended
                                                                             -----------------------
                                                                             Sept. 28,     Sept. 29,
                                                                               2001          2000
                                                                             ---------     ---------
Cash flows from operating activities of continuing operations:
  Net income (loss)                                                          $ (1,825)     $  9,008
  Adjustments to reconcile net income (loss) to cash provided by continuing operating activities:
      Depreciation and amortization                                             7,417         6,710
      Pension settlement income                                                    --       (18,606)
      Net change in working capital and other assets                            6,654         4,668
      Other                                                                      (337)         (378)
                                                                             --------      --------

Cash provided by continuing operating activities                               11,909         1,402
                                                                             --------      --------

Cash flows from investing activities of continuing operations:
  Investment in plant and equipment                                            (2,026)       (7,497)
  Proceeds from sale of plant and equipment                                       748         1,854
  Business acquisition, net of cash acquired                                       --       (58,619)
  Other                                                                            --          (107)
                                                                             --------      --------
  Cash used in investing activities of continuing operations                   (1,278)      (64,369)
                                                                             --------      --------

Cash flows from financing activities of continuing operations:
  Repayment of borrowings                                                     (13,084)         (383)
  Proceeds from borrowings                                                         --        38,000
  Dividends paid                                                                   --           (59)
  Other                                                                           204           393
                                                                             --------      --------
Cash provided by (used in) financing activities of continuing operations      (12,880)       37,951
                                                                             --------      --------

Cash provided by activities of discontinued operation                           1,646           896
                                                                             --------      --------

Decrease in cash and cash equivalents                                            (603)      (24,120)
Cash and cash equivalents at beginning of period                                1,035        25,056
                                                                             --------      --------
Cash and cash equivalents at end of period                                   $    432      $    936
                                                                             ========      ========

Interest paid                                                                $  2,491      $    839
                                                                             ========      ========
Income taxes paid (refunded) for continuing operations, net                  $ (5,194)     $  2,565
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

The Company began formulating plans related to workforce reductions and plant closings prior to the purchase date. Liabilities assumed included restructuring charges of approximately $2.1 million related primarily to planned workforce reductions in the acquired business. The provision for planned workforce reductions included amounts for salary and benefits for 67 employees. Payments for severance and other plant closing costs through the third quarter of 2001 totaled $1.9 million.

RESTRUCTURING AND UNUSUAL CHARGES

Restructuring and unusual charges for the three months ended September 28, 2001 represent net charges related to the shutdown of the lamination business in the Label Products segment of $3.6 million, partially offset by unusual income from the sale of unutilized land in Merrimack, New Hampshire of $.6 million. Restructuring and unusual income of $.1 million for the three months ended September 29, 2000 represented an adjustment to a previous charge related to the discontinuance of the remanufactured laser product line in the Imaging Supplies segment.

Restructuring and unusual charges for the nine months ended September 28, 2001 of approximately $3.2 million related to a workforce reduction in the Toner Division of the Imaging Supplies segment and the shutdown of the lamination business in the Label Products segment, partially offset by the sale of unutilized land in Merrimack, New Hampshire. Restructuring and unusual charges for the nine months ended

September 29, 2000 of approximately $1.3 million related primarily to the Company's decision to discontinue its remanufactured laser cartridge product line in its Imaging Supplies segment.

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

SEGMENT AND RELATED INFORMATION

The table below presents information about reportable segments.


For the Quarter:
----------------
(In thousands)                                   Net Sales             Pretax Income (Loss)
                                          -----------------------     -----------------------
                                            Three Months Ended          Three Months Ended
                                          Sept. 28,     Sept. 29,     Sept. 28,     Sept. 29,
                                            2001          2000          2001          2000
                                          ---------     ---------     ---------     ---------

Imaging Supplies                          $  6,398      $  6,147      $    210      $ (1,475)
Specialty Paper Products                    38,373        43,313         1,803         2,511
Label Products                              26,000        29,182         1,765           656

Reconciling items:
    Eliminations                            (1,286)       (5,537)           --            --
    Other                                       38           205           120           570
    Unallocated corporate expenses              --            --        (1,660)       (2,751)
    Amortization of goodwill                    --            --          (396)         (408)
    Interest expense, net                       --            --          (596)         (918)
    Restructuring and unusual charges           --            --        (3,030)          136
                                          --------      --------      --------      --------
Consolidated                              $ 69,523      $ 73,310      $ (1,784)     $ (1,679)
                                          ========      ========      ========      ========


For the Nine Months:
--------------------
(In thousands)                                   Net Sales             Pretax Income (Loss)
                                          -----------------------    ------------------------
                                             Nine Months Ended          Nine Months Ended
                                          Sept. 28,     Sept. 29,     Sept. 28,     Sept. 29,
                                            2001          2000          2001          2000
                                          ---------     ---------     ---------     ---------
Imaging Supplies                          $ 18,456      $ 23,135      $     97      $ (2,866)
Specialty Paper Products                   114,404       100,589         4,056         6,262
Label Products                              83,862        75,955         5,726         3,647

Reconciling items:
    Eliminations                            (9,980)      (13,932)           --            --
    Other                                      152           296           567           676
    Unallocated corporate expenses              --            --        (5,707)       (8,086)
    Amortization of goodwill                    --            --        (1,188)         (743)
    Interest expense, net                       --            --        (2,296)       (1,347)
    Restructuring and unusual charges           --            --        (3,175)       (1,320)
    Pension settlement income                   --            --            --        18,606
                                          --------      --------      --------      --------
Consolidated                              $206,894      $186,043      $ (1,920)     $ 14,829
                                          ========      ========      ========      ========


CONTINGENCIES

In December 1999, the Internal Revenue Service ("IRS") completed an examination of the Company's corporate income tax returns for the years 1995 through 1997. On December 16, 1999, the IRS issued a Notice of Proposed Adjustment which assessed additional taxes of $5.2 million, excluding interest. The assessment represents a total of $14.0 million of proposed adjustments to taxable income for the years under review. The proposed adjustments relate to the deductibility of restructuring and other reserves applicable to continuing and discontinued operations, as well as the utilization of foreign net operating losses primarily associated with discontinued operations. The Company disagrees with the position taken by the IRS and filed a formal protest of the proposed adjustments on April 6, 2000. A hearing was held before the IRS Appeals Officer on March 14, 2001. No determination has yet been made by the IRS Appeals Officer relating to this matter.

In December 1998, the IRS completed an examination of the Company's corporate income tax returns for the years 1992 through 1994. On December 11, 1998, the IRS issued a Notice of Proposed Adjustment which assessed additional taxes of $4.6 million, excluding interest. The assessment represents a total of $18.2 million of adjustments to taxable income for the years under review. The proposed adjustments relate to the deductibility of restructuring and other reserves applicable to discontinued operations, as well as certain losses deducted in connection with the divestiture of the Company's Computer Products Division. The Company disagrees with the positions taken by the IRS and filed a formal protest of the proposed adjustment on January 12, 1999. Formal hearings were held before the IRS Appeals Officer on November 16, 1999 and March 14, 2001. No determination has yet been made by the IRS Appeals Officer relating to this matter.

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

The Company is involved in certain environmental matters and has been designated by the Environmental Protection Agency ("EPA") as a potentially responsible party ("PRP") for certain hazardous waste sites. In addition, the Company has been notified by certain state environmental agencies that some of the Company sites not addressed by the EPA require remedial action. These sites are in various stages of investigation and remediation. Due to the unique physical characteristics of each site, the technology employed, the extended timeframes of each remediation, the interpretation of applicable laws and regulations and the financial viability of other potential participants, the ultimate cost to the Company of remediation for each site is difficult to estimate. Based on the facts currently known and the Company's prior experience with these matters, the Company has concluded that there is at least a reasonable possibility that site assessment, remediation and monitoring costs will be incurred by the Company with respect to those sites which can be reasonably estimated in the aggregate range of $1.0 million to $1.2 million for certain of the Company's continuing operations, and a range of $.1 million to $.2 million for certain of the Company's discontinued operations. These ranges are based, in part, on an allocation of certain sites' costs which, due to the joint and several nature of the liability, could increase if the other PRPs are unable to bear their allocated share. At September 28, 2001, the Company's accrual balances were $1.1 million for continuing operations and $.2 million for discontinued operations, which represent, in management's view, the most likely amounts within the ranges stated above. Based on information currently available to the Company, management believes that it is probable that the major responsible parties will fully pay the costs apportioned to them. Management believes that, based on its financial position and the estimated environmental accrual recorded, its remediation expense with respect to those sites is not likely to have a material adverse effect on its consolidated financial position or results of operations.

SUBSEQUENT EVENT

During the fourth quarter of 2001, the Company will recognize $1.4 million in unusual income related to a settlement received in antitrust litigation associated with the acquired Rittenhouse businesses.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - FOR THE QUARTER:

Quarterly sales decreased by $3.8 million, or 5 percent, to $69.5 million from third quarter 2000 sales of $73.3 million. Decreased sales in the Label Products and Specialty Paper Products segments more than offset improvement in the Imaging Supplies segment. Gross margin increased to $14.6 million, or 21.0 percent, for the quarter compared to $14.0 million, or 19.1 percent, for the third quarter of 2000. Gross margin improvements in the Imaging Supplies and Label Products segments were more than offset by a decline in the Specialty Paper Products segment. Selling and distribution expenses, as a percent of sales, decreased from 10.8 percent for the third quarter of 2000 to 10.3 percent for the third quarter of 2001 due to improvement in the Imaging Supplies segment. Administrative expenses, as a percentage of sales, decreased to 6.9 percent for the third quarter of 2001 from 7.9 percent for the third quarter of 2000. Prior year administrative costs were higher primarily due to integration costs associated with the Rittenhouse acquisition. Research and development expenses decreased by $.4 million mainly due to staff reductions in the Imaging Supplies segment. Net interest expense declined $.3 million to $.6 million for the third quarter of 2001 due to decreased debt and decreased interest rates. The Company's pretax loss was $1.8 million compared to a loss of $1.7 million for the third quarter of 2000. Improvements in the profitability of the Imaging Supplies and Label Products segments and a decrease in corporate expenses and interest expense were more than offset by net restructuring and unusual charges of $3.0 million and by a decline in the profitability of the Specialty Paper Products segment. Corporate administrative expenses declined mainly due to a decrease in integration costs and staff reductions resulting from the Rittenhouse acquisition. Restructuring and unusual charges for the three months ended September 28, 2001 represent charges related to the shutdown of the lamination business in the Label Products segment of $3.6 million, partially offset by unusual income from the sale of unutilized land in Merrimack, New Hampshire of $.6 million. Restructuring and unusual income of $.1 million for the three months ended September 29, 2000 represented an adjustment to a previous charge related to the discontinuance of the remanufactured laser product line in the Imaging Supplies segment.

Net loss for the third quarter of 2001 was $1.8 million, or $.31 per share, compared to a net loss of $1.0 million, or $.18 per share, in the third quarter of 2000.

Details of the restructuring and unusual activity recorded during the third quarter of 2001 follows:

(In thousands)                      Balance     Current     Current    Balance
                                    June 29,    Period      Period    Sept. 28,
                                      2001     Provision  Utilization   2001
                                    --------   ---------  ----------- ---------
Provisions for severance related
  to workforce reductions            $  223     $1,171     $ (105)     $1,289
Other                                    --        511         --         511
                                     ------     ------     ------      ------
Total                                $  223     $1,682     $ (105)     $1,800
                                     ======     ======     ======      ======

The current period provision for restructuring activities represents the net increase in the Company's reserves and includes severance for 96 employees and other costs associated with the shutdown of the lamination business of the Label Products segment. Approximately $2.9 million of the lamination restructuring charges are non cash items relating to the write-off of fixed assets. Proceeds from this transaction, including the sale of certain lamination equipment will result in a positive cash flow for Nashua.

The estimated annual effective income tax rate was a benefit of 5 percent as of September 28, 2001 and this benefit is lower than the U.S. statutory rate principally due to the impact of non-deductible goodwill and state income taxes. The changes in the estimated annual effective rate from a benefit of 70 percent at the end of the second quarter of 2001 to a benefit of 5 percent at the end of the third quarter of 2001 resulted in no income tax benefit being recorded for the current quarter.

RESULTS OF OPERATIONS BY REPORTABLE OPERATING SEGMENT FOR THE QUARTER:

IMAGING SUPPLIES SEGMENT

The Imaging Supplies segment reported a 4.1 percent increase in sales to $6.4 million for the third quarter of 2001, compared to $6.1 million for the same period last year. This improvement was primarily due to increased sales of private label toner products.

The gross margin percentage increased from 8.4 percent to 27.0 percent, due to manufacturing yield and productivity improvements and decreased raw material pricing. The segment also benefited from staff and cost reductions associated with its restructuring in the fourth quarter of 2000 and the first quarter of 2001.

The segment's pretax income for the third quarter of 2001 was $.2 million, an improvement of $1.7 million compared to the third quarter of 2000. Improved results were primarily due to an improvement in gross margins of $1.2 million and a reduction in selling and distribution expenses of $.4 million. The decrease in selling and distribution expenses was associated with staff reductions and the discontinuance of an outsourcing arrangement for telemarketing and customer service.

SPECIALTY PAPER PRODUCTS SEGMENT

The Specialty Paper Products segment reported an 11.4 percent decrease in sales to $38.4 million for the third quarter of 2001, compared to $43.3 million for the same period last year. The decrease was mainly attributable to reduced sales volumes for cut-sheet office papers and thermal papers, as well as pricing pressures in other product lines.

Gross margin percentage declined from 20.7 percent to 20.5 percent, contributing to a decline in gross margin of $1.1 million. The decline in the segment's gross margin is mainly attributable to lower sales revenues.

The segment's pretax income for the quarter declined by $.7 million to $1.8 million, compared to $2.5 million in the third quarter of 2000. This decline is mainly attributable to lower sales revenues.

LABEL PRODUCTS SEGMENT

The Label Products segment reported a 10.9 percent, or $3.2 million decrease in sales for the third quarter of 2001 to $26.0 million, compared to $29.2 million for the same period last year. This decline was primarily due to the discontinuance of the lamination product line during the quarter and decreased volume in thermal labels.

Gross margin increased by $.4 million to $4.9 million from $4.5 million for the third quarter of 2000, primarily due to an improved gross margin percentage. Gross margin percentage increased from 15.3 percent to 18.7 percent, due to improved product mix, synergies from the integration of the Nashua and Rittenhouse businesses and improved inventory management and cost controls.

The segment's pretax income increased $1.1 million to $1.8 million, compared to $.7 million in the third quarter of 2000. This increase is primarily attributable to gross margin improvements, acquisition synergies and cost controls. Additionally, administrative expenses for the third quarter of 2000 were negatively impacted by a charge related to an environmental clean-up at the segment's Omaha, Nebraska plant.

RESULTS OF OPERATIONS - FOR NINE MONTHS YEAR-TO-DATE:

Results for the first nine months of 2001 include a full nine months of Rittenhouse operations, while the nine months ended September 29, 2000, include Rittenhouse results subsequent to the acquisition date of April 17, 2000. Sales for the first nine months of 2001 increased to $206.9 million, an 11.2 percent increase over sales for the first nine months of 2000 of $186.0 million, primarily due to the acquisition of Rittenhouse. Increases in the Specialty Paper Products and Label Products segments were partially offset by a decline in the Imaging Supplies segment. Gross margin percentage of 20.6 percent for the first nine months of 2001 was unchanged from the first nine months of 2000. Increases in the gross margin percentages for the Label Products and Imaging Supplies segments were offset by a decrease in the Specialty Paper Products segment. Selling and distribution expenses, as a percent of sales, decreased to
10.5 percent from 11.0 percent, primarily due to decreases in the Imaging Supplies and Label Products segments. Administrative expenses, as a percentage of sales, decreased from 8.4 percent to 7.3 percent, primarily due to a reduction in Corporate administrative expenses. Corporate administrative expenses declined mainly due to decreases in integration and proxy related costs and staff reductions. Research and development expenses decreased by $.8 million to $2.5 million, as compared to $3.3 million for the same period in 2000, primarily a result of exiting the remanufactured laser cartridge product line in the first quarter of 2000, and staff reductions in the Toner division of the Imaging Supplies segment during the fourth quarter of 2000 and the first quarter of 2001. Net interest expense was $2.3 million for the first nine months of 2001, compared to $1.3 million for the same period last year. Increased interest expense resulted from borrowings incurred to finance the Rittenhouse acquisition. The Company's profit before income taxes, pension settlement income and restructuring and unusual charges was $1.3 million, compared to a loss of $2.5 million for the first nine months of 2000. Improvements in the profitability of the Imaging Supplies and Label Products segments and a reduction in corporate expenses were partially offset by a decrease in the profitability of the Specialty Paper Products segment and increases in net interest expense and goodwill amortization.

Pretax income from the sale of technology contributed $.5 million to the Company's pretax profit for the first nine months of 2001, compared to $.7 million for the same period in the prior year. The Company recognized the final payment from the sale of its Microsharp technology during the second quarter of 2001 and has fully recognized income resulting from this sale of technology.

Net loss for the first nine months of 2001 was $1.8 million, or $(0.32) per share, compared to net income of $9.0 million, or $1.59 per diluted share, for the same period in 2000. Net income for the first nine months of 2001 included a net pretax restructuring charge of approximately $3.2 million relating to workforce reductions in the Toner Division of the Imaging Supplies segment and the shutdown of the lamination business in the Label Products segment, partially offset by the sale of unutilized land in Merrimack, New Hampshire. Results for the first nine months of 2000 included pretax pension settlement income of $18.6 million, and a pretax restructuring charge of approximately $1.3 million, relating primarily to the Company's decision to discontinue its remanufactured laser cartridge product line.

The estimated annual effective income tax rate was a benefit of 5 percent as of September 28, 2001 and this benefit is lower than the U.S. statutory rate principally due to the impact of non-deductible goodwill and state income taxes.

RESULTS OF OPERATIONS BY REPORTABLE OPERATING SEGMENT FOR NINE MONTHS YEAR-TO-DATE:

IMAGING SUPPLIES SEGMENT

The Imaging Supplies segment reported a 20.2 percent decrease in sales to $18.5 million for the first nine months of 2001, compared to $23.1 million for the same period last year. This decline was primarily due to the discontinuance of the remanufactured laser cartridge product line in the first quarter of 2000, decreased sales of Xerox-compatible toners and lower sales volumes for a large international customer. Remanufactured laser cartridge sales were $2.5 million for the first nine months of 2000. Sales of Xerox-compatible toners were negatively impacted by a major customer's decision during the first quarter of 2000 to discontinue its line of private label Xerox-compatible toners manufactured by the Company.

Gross margin percentage increased from 17.3 percent to 24.9 percent, resulting in a $.6 million improvement in gross margin to $4.6 million for the nine months ended September 28, 2001. Part of the improvement in gross margin percentage is attributable to the discontinuance of the remanufactured laser cartridge product line. The gross margin percentage for the Toner product line also improved due to manufacturing yield and productivity improvements.

The segment recorded pretax income for the first nine months of 2001 of $.1 million, an improvement of $3.0 million, compared to the first nine months of 2000. Improved results were mainly due to lower selling and distribution and research and development expenses and an improved gross margin percentage. Selling and distribution expenses decreased by $1.9 million compared to the same period in 2000 mainly due to lower sales revenues and staff and cost reductions. The segment also benefited from the discontinuance of its remanufactured laser cartridge product line, which had a loss of $.8 million for the first nine months of 2000.

SPECIALTY PAPER PRODUCTS SEGMENT

As a result of the Rittenhouse acquisition, the Specialty Paper Products segment reported a $13.8 million increase in sales for the first nine months of 2001 to $114.4 million, compared to $100.6 million for the same period last year. Increased sales from the Rittenhouse paper converting business were partially offset by volume declines in the cut sheet paper product and thermal product lines.

While gross margin increased by $1.1 million, the segment's gross margin percentage declined from 21.1 percent to 19.5 percent. The decline in gross margin percentage resulted from pricing pressures in the converting business and an unfavorable change in product mix.

The segment's pretax income for the first nine months of 2001 decreased $2.2 million to $4.1 million, compared to $6.3 million for the first nine months of 2000. Increases in selling, distribution and administrative expenses more than offset the increase in gross margin dollars. As a percentage of sales, selling, distribution and administrative expenses increased from 13.6 percent to 14.9 percent. This increase is mainly attributable to a freight allowance provided to a major customer.

LABEL PRODUCTS SEGMENT

The Label Products segment reported a $7.9 million, or 10.4 percent, increase in sales to $83.9 million for the first nine months of 2001 compared to $76.0 million for the same period last year. This increase was primarily a result of the Rittenhouse acquisition. The segment also benefited from increased volume in transportation labels and retail shelf labels.

Gross margin percentage for the first nine months of 2001 increased to 18.6 percent from 17.2 percent, for the same period in the prior year. Gross margin increased by $2.5 million to $15.6 million due to increased sales revenues and increased gross margin percentage. The improvement in gross margin percentage is due to synergies realized through the integration of the Nashua and Rittenhouse businesses and improved inventory and cost controls.

The segment's pretax income increased $2.1 million to $5.7 million compared to $3.6 million in the first nine months of 2000. This improvement was primarily due to the contribution of the acquired Rittenhouse business. Increased gross margin was partially offset by increased selling, distribution and administrative expenses. Selling, distribution and administrative expenses as a percentage of sales decreased to 11.8 percent from 12.2 percent, primarily attributable to a reduction in environmental charges.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

Cash and cash equivalents decreased $.6 million from December 31, 2000 to $.4 million at September 28, 2001. Cash provided by continuing operating activities of $11.9 million consisted primarily of cash flow from operations and proceeds from tax refunds and inventory reductions, partially offset by an increase in accounts receivable. Cash used in investing and financing activities for the first nine months of 2001 of $1.3 million and $12.9 million, respectively, was partially offset by cash provided by continuing operating activities and discontinued operations. Cash provided by discontinued operations related primarily to tax refunds. Net cash used in investing activities consisted of capital expenditures across all segments. Net cash used in financing activities consisted of repayments on the Company's debt.

Working capital decreased $1.1 million from December 31, 2000 to $21.5 million at September 28, 2001. Decreases in inventory, taxes receivable and other current assets, along with an increase in accounts payable, more than offset decreases in the current portion of long-term debt and accrued expenses and an increase in accounts receivable.

The Company's Loan Agreement requires the Company to maintain certain financial covenants such as Total Funded Debt to earnings before interest, income taxes, depreciation and amortization and a Fixed Charge Coverage Ratio. The Company was in compliance with the above financial covenants for the quarter ended September 28, 2001.

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

Adoption of FAS 142 will have a significant effect on the Company's results of operations, and could have a significant effect on its financial position. FAS 142 will eliminate the amortization of the Company's goodwill, which is approximately $1.6 million on an annual basis. FAS 142 will also require an annual review of the Company's goodwill for impairment. Goodwill at September 28, 2001 was $29.3 million. The Company has not yet evaluated its goodwill for impairment under the new guidelines of FAS 142.

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

ITEM 5. OTHER INFORMATION

ANNUAL MEETING OF STOCKHOLDERS

The Company's Annual Stockholders' Meeting will be held on May 1, 2002 at the Nashua Marriott, 2200 Southwood Drive, Nashua, NH, at 10:00 a.m.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     None.

(b)  Reports on Form 8-K

     On July 12, 2001, the Company filed a Current Report on Form 8-K, dated July 9, 2001, reporting under Items 5 and 7 that the Company had entered into supply and purchase agreements with Avery Dennison relating to laminated and coated products.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                NASHUA CORPORATION
                                       -----------------------------------------
                                                  (Registrant)

Date: November 9, 2001                 By: /s/ John L. Patenaude
     -----------------------              --------------------------------------
                                           John L. Patenaude
                                           Vice President-Finance and
                                           Chief Financial Officer
                                           (principal financial and duly
                                           authorized officer)