Form 10-K405
period 2001-12-31
NASHUA CORP
filed 2002-03-19
CIK 69680

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 1-5492-1

NASHUA CORPORATION
(Exact name of Registrant as Specified in its Charter)

Delaware	02-0170100
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

11 Trafalgar Square, Second Floor Nashua, New Hampshire (Address of Principal Executive Offices)	03063 (Zip Code)

Registrant’s telephone number, including area code:

(603) 880-2323

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $1.00	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑

      As of March 14, 2002, the aggregate market value of the registrant’s voting stock held by non-affiliates was approximately $32,034,817. As of March 14, 2002, the number of shares outstanding of the registrant’s Common Stock was 5,836,781 (excluding 1,023,068 shares held in treasury).

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders of the registrant to be held on May 1, 2002 are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1.     Business

General

      Nashua Corporation is a premier manufacturer, converter and marketer of labels, specialty papers and imaging products. Our primary products include thermal coated papers, pressure-sensitive labels, copier papers, bond papers, point of sale receipts, ATM receipts and toners/developers for use in photocopiers.

      Our Company was incorporated in Massachusetts in 1904. We changed our state of incorporation to Delaware in 1957. Our principal executive offices are located at 11 Trafalgar Square, Nashua, New Hampshire 03063, and our telephone number is (603) 880-2323. Our internet address is www.nashua.com. References in this Form 10-K to “us,” “we,” “ours,” the “Company” or to “Nashua” refer to Nashua Corporation and our consolidated subsidiaries, unless the context requires otherwise.

Operating Segments

      Set forth below is a brief summary of each of our three operating segments: (1) Label Products, (2) Specialty Paper Products and (3) Imaging Supplies, together with a description of their more significant products, competitors and operations. Additional financial information regarding our business segments is contained in the Note entitled “Information About Operations” in our Consolidated Financial Statements included in Item 8 of Part II of this Form 10-K.

      On April 17, 2000, we completed the acquisition of all outstanding shares of Rittenhouse Paper Company pursuant to a Stock Purchase Agreement dated March 21, 2000. The acquisition of Rittenhouse was accounted for using the purchase method of accounting and the operations of Rittenhouse are included in the operating results of our Label Products and Specialty Paper Products segments and in our Consolidated Statement of Operations and Retained Earnings from the date of acquisition.

Label Products Segment

      Our Label Products segment converts and sells pressure-sensitive labels and tags to distributors and end-users.

      Pressure-sensitive labels and tags are used for supermarket scale, retail shelf tags, children’s stickers, inventory control, tracking, automatic identification and address labels. We are a major supplier of labels to the supermarket industry and of labels used in the distribution and manufacture of a wide variety of other products. Our labels are also utilized for such applications as poultry/meat processing, transportation, automatic data collection (barcode), mailer/package distribution and pharmaceutical and prescription fulfillment. The label industry is price-sensitive and competitive and includes competitors such as Moore Corporation Ltd., Hobart Corporation, Wallace Computer Services, Inc. and Corporate Express, as well as numerous small regional converters.

      We depend on outside suppliers for most of the raw materials used by our Label Products segment to produce labels and ticket media. Primary materials include paper, inks and chemicals used in producing our products. We purchase materials from several suppliers and believe that adequate quantities of supplies are available. However, there can be no assurance that our future operating results would not be adversely affected by future increases in the cost of raw materials or sourced products or the curtailment of supply.

      During the third quarter of 2001, we discontinued our lamination business within our Label Products segment. As a result, we recorded restructuring charges in the third and fourth quarters totaling $4.1 million, of which approximately $3.3 million represented non-cash charges relating to the write-off of fixed assets and the remainder represented severance and other costs associated with the shutdown of this business. In connection with this discontinuance, we entered into supply agreements for laminated and coated products with The Fasson Roll North America division of Avery Dennison (“Avery Dennison”). Under the terms of the agreements, we are committed to purchase a significant portion of the laminated materials we use in our

Label Products segment from Avery Dennison through December 31, 2005. If we fail to meet the minimum purchase volumes specified in the agreements, we are subject to financial penalties. Prior to our decision to exit the lamination business, we manufactured most of our laminated materials at our Omaha, Nebraska location. Our decision to enter into these supply agreements and to cease our manufacturing of laminated materials increased our reliance on outside suppliers, but eliminated the need for significant capital investment in lamination equipment.

Specialty Paper Products Segment

      Our Specialty Paper Products segment manufactures and sells coated and converted papers and films. Products include: thermal papers, Davac® dry-gummed papers, heat seal papers, large format media papers, carbonless papers, small rolls, ATM receipts, retail consumer products and cut-sheet bond papers.

      Thermal papers develop an image upon contact with either a heated stylus or a thermal print head. Thermal papers are used in point of sale printers, airline and package identification systems, gaming and ticketing systems, medical and industrial recording charts and for conversion to labels. Thermal papers are also used in thermal facsimile machines. We sell thermal papers primarily to printers and converters. Competitors in the thermal papers market include major integrated companies such as Appleton Papers, Inc. and Ricoh Corporation, as well as other manufacturers in the United States, Japan and Europe.

      Small rolls are used for such applications as point of sale receipts for cash registers and credit card verification; financial receipts for ATM’s, teller systems and check processing; adding machine papers; and self-service applications, such as gas station pay-at-the-pump and casino/gambling. We sell converted small rolls to fine paper merchants, superstores, warehouse clubs, resellers and end-users. Our competitors in the small roll market include NCR Corporation, Paper Systems, Inc. and Wallace Computer Systems, Inc.

      Davac® dry-gummed paper is a paper that is coated with a moisture-activated adhesive. We sell Davac® dry-gummed paper primarily to fine paper merchants and business forms manufacturers, which ultimately convert it into various types of labels and stamps. Our major competitor in the dry-gummed label market is Ivex Corporation.

      Our heat seal papers are coated with an adhesive that is activated when heat is applied. We sell these products through fine paper merchants who, in turn, resell them to printers who convert the papers into labels for use primarily in the pharmaceutical industry. Heat seal papers are also used in bakery, meat packaging and other barcode applications.

      Large format media papers are premium quality heavy weight papers untreated or treated with either resin or non-resin coatings. We sell large format media papers to merchants, resellers and end-users for use in graphic applications, signs, engineering drawings, posters and presentations. Major competitors include Rexam PLC, Azon Corporation and Océ N.V.

      Carbonless paper is a coated paper used in the production of multi-part business forms which produce multiple copies without carbon paper. We sell carbonless paper in sheet form through fine paper merchants and in roll form directly to the printing industry, where it is converted into multi-part business forms. Within the carbonless paper market, we generally compete with large integrated manufacturers including Appleton Papers, Inc., The Mead Corporation and Imation Corporation.

      We also distribute cut-sheet bond papers under the Nashua brand name for use in laser printers and photocopier machines to resellers and end-users. Competitors for this product line include large paper manufacturers. We rely heavily on our relationships with large paper manufacturers to supply this product to our customers. The market for cut-sheet bond papers is price-sensitive and changes in economic conditions within the paper industry could impact our ability to competitively price our product.

      We depend on outside suppliers for most of the raw materials used by our Specialty Paper Products segment. Primary raw materials include paper and chemicals used in producing the various coatings that we apply and ribbons. We purchase materials from several suppliers and believe that adequate quantities of supplies are available. However, there can be no assurance that our future operating results would not be adversely affected by future increases in the cost of raw materials or sourced products or the curtailment of supply.

      Several of the products in our Specialty Paper Products segment are in mature and declining markets. These include our Davac® dry-gummed papers, heat seal papers and carbonless papers. Future sales and profitability for these product lines depends on our ability to retain and increase our market share in these declining markets. We believe the market for thermal papers will continue to grow in the foreseeable future.

Imaging Supplies Segment

      Our Imaging Supplies segment manufactures and sells a variety of consumable products used in the process of producing hard copy images. Our imaging supplies product line is comprised primarily of high quality, competitively priced toners and developers compatible with Xerox, Ricoh, Océ and IBM photocopiers.

      We market our products worldwide under both the Nashua brand and major private labels. We sell our products through a variety of distribution channels. For example, we sell toner and developer to government agencies, machine service providers and print-for-pay customers through both direct and agent sales forces. We have also aligned ourselves with strategic partners who market our Ricoh compatible toner and developer products in complementary market segments.

      Our major competitors for toner and developer products include Xerox Corporation, Ricoh Corporation, Océ N.V. and IBM. We also compete with other smaller independent manufacturers of toner and developer products. The market for toner and developer products is highly competitive, with more sophisticated toner formulas and shorter copier machine life cycles requiring timely product development and marketing. Additionally, strong patent protection for original equipment manufacturers on toner and developer formulations and dispense mechanisms requires us to closely monitor new product development efforts in order to avoid patent infringement.

      We depend on outside suppliers for most of the raw materials used by our Imaging Supplies segment. We purchase materials from several suppliers and believe that adequate quantities of supplies are available. However, there can be no assurance that our future operating results would not be adversely affected by future increases in raw material prices or the curtailment of supply. During the fourth quarter of 2001, we announced our decision to outsource our toner filling operation during the first half of 2002. Outsourcing this activity will increase our reliance on outside suppliers in future years, but is expected to reduce our toner filling costs.

      Due to the continued decline in sales and profitability of our remanufactured laser cartridge operation, we discontinued this product line in the first quarter of 2000. We recorded restructuring charges totaling $1.0 million primarily comprised of severance and other exit costs related to the discontinuance of this product line. The operations of the remanufactured laser cartridge business are included in our Imaging Supplies segment.

Information About Major Customers

      We have one group of customers under common control that represents ten percent or more of our consolidated revenues. Combined sales to Wal-Mart and Sam’s Club totaled $27.3 million in 2001, representing sales of $20.4 million for our Specialty Paper Products segment and $6.9 million for our Label Products segment. While no other customer represented ten percent of our consolidated revenues, each of our segments has significant customers. The loss of a significant customer could have a material adverse effect on our Company or our segments.

Development of New Products

      Our success depends in part on our ability to continue developing and marketing new products. There can be no assurance that we will be able to develop and introduce new products in a timely manner or that new products, if developed, will achieve market acceptance. Additionally, our future growth depends on our ability to penetrate new markets and to sell our products through alternative channels of distribution. There can be no assurance that the markets currently being served by us will continue to grow; that our existing and new products will meet the requirements of the markets in which we operate, that our products will achieve customer acceptance, that our competitors will not force prices to an unacceptably low level or take market share from us, or that we can achieve or maintain profits in the markets in which we operate.

Intellectual Property

      Our ability to compete may be affected by our ability to protect our proprietary information, as well as our ability to design products outside the scope of our competitors’ intellectual property rights. We hold a limited number of U.S. and foreign patents, but there can be no assurance that our patents will provide meaningful protection, nor can there be any assurance that third parties will not assert infringement claims against us or our customers in the future. If one of our products was ruled to be in violation of a competitors’ intellectual property rights, we may be required to expend significant resources to develop non-infringing alternatives or to obtain required licenses. There can be no assurance that we could successfully develop commercially viable alternatives or that we could obtain necessary licenses. Additionally, litigation relating to infringement claims could be lengthy or costly and could have an adverse material effect on our financial condition or results of operations regardless of the outcome of the litigation.

Manufacturing Operations

      We operate manufacturing facilities in the following locations:

•	Nashua, New Hampshire

•	Merrimack, New Hampshire

•	Omaha, Nebraska

•	Jefferson City, Tennessee

•	Morristown, Tennessee

•	Vernon, California

•	Hewitt, Texas

      All of these facilities are unionized, except for the Tennessee and Texas locations. More information regarding the operating segments and principal products produced at each location can be found below in Item 2 of Part I of this Form 10-K. While we believe that labor wage rates and worker productivity at each of these manufacturing locations is competitive, there can be no assurance that future operating results will not be adversely affected by changes in labor wage rates or productivity.

Research and Development

      Our research and development efforts have been instrumental in the development of many of our products. We direct our research efforts primarily toward developing new products and processes and improving product performance, often in collaboration with customers. Our research and development efforts are focused primarily on new thermal coating applications for our Specialty Paper Products segment and new toner and developer formulations and toner cartridge design for our Imaging Supplies segment. Nashua’s research and development expenditures were $3.2 million in 2001, $4.2 million in 2000 and $5.1 million in 1999.

Environmental Matters

      We and our competitors are subject to various environmental laws and regulations. These include the Comprehensive Environmental Response, Compensation and Liability Act, as amended by the Superfund Amendments and Reauthorization Act, commonly known as “CERCLA,” the Resource Conservation and

Recovery Act, commonly known as “RCRA,” the Clean Water Act and other state and local counterparts of these statutes. We believe that our operations have operated and continue to operate in compliance with applicable environmental laws and regulations. Nevertheless, we have received notices of alleged environmental violations in the past and we could receive additional notices of alleged environmental violations in the future. Violations of these environmental laws and regulations could result in substantial fines and penalties. Historically, we have attempted to remedy any alleged environmental violation upon notification.

      For the past five years, we have spent approximately $1.0 million per year for compliance with environmental laws and regulations. Additionally, for sites which we have received notification of the need to remediate, we have assessed our potential liability and have established a reserve for estimated costs associated with the remediation. At December 31, 2001, our reserves for potential environmental liabilities were $1.1 million for continuing operations and $.2 million for discontinued operations. However, liability of potentially responsible parties under CERCLA and RCRA, is joint and several, and actual remediation expenses at sites where we are a potentially responsibly party could exceed our current estimates. We believe, based on the facts currently known to us and the environmental reserve recorded, that our estimated remediation expense and on-going costs of compliance with environmental laws and regulations are not likely to have a material adverse effect on our consolidated financial position or results of operations.

Executive Officers

      Listed below are our executive officers as of March 15, 2002. No family relationships exist between any of our officers.

Name	Age	Position

Andrew B. Albert	56	Chairman, President and Chief Executive Officer
John L. Patenaude	52	Vice President — Finance, Chief Financial Officer and Treasurer
John J. Ireland	50	Vice President, President of the Specialty Paper Products Division
Joseph R. Matson	54	Vice President, Corporate Controller
Robert S. Amrein	47	Vice President, General Counsel and Secretary
Donna J. DiGiovine	40	Vice President, President of the Toner Products Division
Thomas R. Pagel	45	Vice President, President of the Label Products Division

      Mr. Albert has been our Chairman of the Board, President and Chief Executive Officer since December 2000. He became our President and Chief Operating Officer in April 2000 when we completed our acquisition of Rittenhouse Paper Company. Prior to joining us, Mr. Albert served as Chairman and Chief Executive Officer of Rittenhouse Paper Company since 1983.

      Mr. Patenaude has been our Vice President — Finance, Chief Financial Officer and Treasurer since May 1998. From July 1996 to May 1998, he served as our Assistant Treasurer.

      Mr. Ireland has been one of our Vice Presidents since November 1995. He has also served as President of our Specialty Paper Products division since April 1998 and as its General Manager since April 1994.

      Mr. Matson has been one of our Vice Presidents since May 1998 and our Corporate Controller since July 1988.

      Mr. Amrein has been one of our Vice Presidents, General Counsel and Secretary since December 2000. Prior to joining Nashua, he served as Chief Legal Counsel for M/ A-Com, Inc. from 1997 to 2000 and as General Counsel and Corporate Secretary of Schneider Automation from 1988 to 1997.

      Ms. DiGiovine has been one of our Vice Presidents since December 1999. She has also served as President of our Toner Products division since December 1999 and as its General Manager since April 1999. She served as Director of Marketing for our Imaging Supplies segment from September 1998 to April 1999 and as its Manager of Consumer Product Marketing from July 1996 to September 1998.

      Mr. Pagel has been one of our Vice Presidents and President of our Label Products division since February 2001. He became President of our Tennessee Label operation in April 2000 when we completed our acquisition of Rittenhouse Paper Company. Prior to joining Nashua, Mr. Pagel served as President and Chief Operating Officer of Rittenhouse Paper Company’s Label Media Group.

      Our executive officers are generally elected to their offices each year by our board of directors shortly after the Annual Meeting of Stockholders.

Employees

      We had 971 full-time employees at February 13, 2002. Approximately 339 of our employees are members of one of several unions, principally the Paper, Allied Industrial, Chemical and Energy Workers International Union. We believe our employee relations are good. We have three labor agreements with the Paper, Allied Industrial, Chemical and Energy Workers International Union covering approximately one-half of our hourly employees. These agreements had initial durations of one to three years and expire on either March 5, 2002, March 31, 2002 or March 30, 2003. We are currently in negotiations to renew our agreements that expire in March of 2002.

Forward-Looking and Cautionary Statements

      Information we provide in this Form 10-K may contain forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995. We may also make forward-looking statements in other reports we file with the Securities and Exchange Commission, in materials we deliver to stockholders and in our press releases. In addition, our representatives may, from time to time, make oral forward-looking statements. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that is not directly related to historical or current fact. Words such as “anticipates,” “believes,” “expects,” “estimates,” “intends,” “plans,” “projects,” “can,” “may” and similar expressions are intended to identify such forward-looking statements. Forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from those anticipated. Such risks and uncertainties include, but are not limited to, our future capital needs, stock market conditions, the price of our stock, fluctuations in customer demand, intensity of competition from other vendors, timing and acceptance of our new product introductions, general economic and industry conditions, delays or difficulties in programs designed to increase sales and improve profitability, the settlement of various tax issues, the possibility of a final award of material damages in the Cerion securities litigation and other risks detailed in this Form 10-K and our other filings with the Securities and Exchange Commission. We assume no obligation to update the information contained in this Form 10-K or to revise our forward-looking statements.

Item 2.     Properties

      All of our manufacturing facilities are located in the United States. We believe that our manufacturing facilities are in good operating condition and suitable for the production of our products. Our corporate offices are located in a leased facility in Nashua, NH. The lease for our corporate offices expires on May 30, 2005.

      Our principal manufacturing facilities are listed below by industry segment, location and principal products produced. Except as otherwise noted, we own each of the facilities listed.

Principal Properties

	Total Square
Location	Footage	Nature of Products Produced

Corporate
Nashua, New Hampshire (leased)	18,000	none (corporate offices)
Specialty Paper Products Segment
Merrimack, New Hampshire	475,000 (1)	coated paper products
Jefferson City, Tennessee	145,000	converted paper products
Morristown, Tennessee (leased)	35,000	converted paper products and warehousing
Vernon, California (leased)	61,000	converted paper products
Hewitt, Texas (leased)	20,000	converted paper products
Park Ridge, Illinois (leased)	17,000	none (administrative offices)
Label Products Segment
Omaha, Nebraska	170,000	label products
Jefferson City, Tennessee	60,000	label products
Imaging Supplies Segment
Nashua, New Hampshire	209,000	dry toner and developer products
Merrimack, New Hampshire	112,000	dry toner and developer products

(1)	Our Specialty Paper Products division utilizes approximately 315,000 square feet and the remaining space is leased to third parties.

Item 3.     Legal Proceedings

      In August and September 1996, two individual plaintiffs filed lawsuits in the Circuit Court of Cook County, Illinois against us, Cerion, certain directors and officers of Cerion, and our underwriter, on behalf of all persons who purchased the common stock of Cerion between May 24, 1996 and July 9, 1996. These two complaints were consolidated. In March 1997, the same individual plaintiffs joined by a third plaintiff filed a Consolidated Amended Class Action Complaint (the “Consolidated Complaint”). The Consolidated Complaint alleged that, in connection with Cerion’s initial public offering, the defendants issued materially false and misleading statements and omitted the disclosure of material facts regarding, in particular, certain significant customer relationships. In October 1997, the Circuit Court on motion by the defendants, dismissed the Consolidated Complaint. The plaintiffs filed a Second Amended Consolidated Complaint alleging similar claims as the Consolidated Complaint seeking damages and injunctive relief. On May 6, 1998, the Circuit Court, on motion by the defendants, dismissed with prejudice the Second Amended Consolidated Complaint. The plaintiffs filed with the Appellate Court an appeal of the Circuit Court’s ruling. On November 19, 1999, the Appellate Court reversed the Circuit Court’s ruling that dismissed the Second Amended Consolidated Complaint. The Appellate Court ruled that the Second Amended Consolidated Complaint represented a valid claim and sent the case back to the Circuit Court for further proceedings. On December 27, 1999, we filed a Petition with the Supreme Court of Illinois. In that Petition, we asked the Supreme Court of Illinois to determine whether the Circuit Court or the Appellate Court is correct. Our Petition was denied and the case was sent to the Circuit Court for trial. Discovery is in process. We believe that the lawsuit is without merit and will continue to defend ourselves in this matter.

      We are involved in certain environmental matters and have been designated by the Environmental Protection Agency (“EPA”) as a potentially responsible party for certain hazardous waste sites. In addition, we have been notified by certain state environmental agencies that some of our sites not addressed by the EPA require remedial action. These sites are in various stages of investigation and remediation. Due to the unique physical characteristics of each site, the technology employed, the extended timeframes of each remediation, the interpretation of applicable laws and regulations and the financial viability of other potential participants, our ultimate cost of remediation is difficult to estimate. At December 31, 2001, based on the facts currently known and our prior experience with these matters, we have concluded that there is at least a reasonable possibility that site assessment, remediation and monitoring costs will be incurred. We have estimated a range for these costs of $1.0 million to $1.2 million for our continuing operations and $.1 million to $.2 million for our discontinued operations. These ranges could increase if other potentially responsible parties are unable to bear their allocated share. At December 31, 2001, our accrual balances relating to environmental matters were $1.1 million for continuing operations and $.2 million for discontinued operations. In our view, these represent the most likely amounts within the ranges stated above. Based on information currently available, we believe that it is probable that the major potentially responsible parties will fully pay the costs apportioned to them. We believe that our remediation expense is not likely to have a material adverse effect on our consolidated financial position or results of operations.

      We are involved in various other lawsuits, claims and inquiries, most of which are routine to the nature of our business. In the opinion of our management, the resolution of these matters will not materially affect our Company.

Item 4.	Submission of Matters to a Vote of Security Holders

      None.

PART II

Item 5.	Market for Registrant’s Common Stock and Related Stockholder Matters

      Our common stock is listed and traded on the New York Stock Exchange under the trading symbol “NSH.” As of December 31, 2001, the number of holders of our common stock was approximately 1,187. The following table sets forth the high and low sales price per share for our common stock as reported by the New York Stock Exchange for each period indicated.

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter	Year

2001
High	5.87	7.05	7.85	6.10	7.85
Low	3.06	3.95	5.35	4.80	3.06
2000
High	10.31	9.00	10.13	8.25	10.31
Low	7.19	7.63	7.81	3.56	3.56

      On April 24, 2000, our Board of Directors voted to redeem the stock purchase rights issued pursuant to its Shareholder Rights Plan. In redeeming the rights, a one-time payment of $0.01 per common share was distributed to shareholders of record on May 9, 2000.

      Our ability to pay dividends is restricted to $.6 million under the provisions of our debt agreement, without the prior approval of our lenders.

Item 6.	Selected Financial Data

Nashua Corporation and Subsidiaries

Five Year Financial Review

	2001	2000	1999	1998	1997

(In thousands, except per share data,
number of employees and percentages)
Operations(1)
Net sales	$272,510	$253,122	$170,844	$167,831	$173,202
Gross margin percentage	20.5%	20.1%	24.0%	24.3%	23.1%
Selling, distribution and administrative expenses as a percentage of sales	18.3%	19.5%	20.3%	20.3%	22.3%
Income (loss) before interest and income taxes as a percentage of sales(2)	—	5.9%	2.1%	(6.9)%	(5.9)%
Income (loss) before income taxes as a percentage of sales(2)	(1.0)%	5.1%	1.7%	(7.1)%	(5.9)%
Income (loss) as a percentage of sales(2)	(0.9)%	2.1%	(0.3)%	(4.3)%	(3.6)%
Effective tax provision (benefit) rate	(12.0)%	58.3%	114.6%	(39.5)%	(39.9)%
Income (loss) before income taxes(2)	$(2,782)	$12,914	$2,883	$(11,950)	$(10,300)
Income (loss) from continuing operations(2)	$(2,448)	$5,386	$(420)	$(7,229)	$(6,190)
Income (loss) from discontinued operations, net of taxes	—	—	$(4,001)	$(6,687)	$(2,632)
Gain on disposal of discontinued operation, net of taxes	—	—	—	$1,052	—
Net income (loss)	$(2,448)	$5,386	$(4,421)	$(12,864)	$(8,822)
Basic and diluted earnings (loss) per common share:
Continuing operations(2)	$(0.43)	$.95	$(0.07)	$(1.15)	$(.97)
Discontinued operations	—	—	$(0.70)	$(1.06)	$(.41)
Gain on disposal of discontinued operation, net of taxes	—	—	—	$.17	—
Net income (loss)	$(0.43)	$.95	$(0.77)	$(2.04)	$(1.38)
Financial Position(1)
Working capital	$16,528	$22,531	$35,562	$45,874	$18,892
Total assets	$145,046	$170,471	$130,445	$134,095	$146,762
Long-term debt	$23,280	$35,905	$511	$1,064	$3,489
Total debt	$25,280	$45,711	$1,022	$1,575	$4,000
Total capital employed	$95,677	$118,048	$67,848	$76,802	$99,022
Total debt as a percentage of capital employed	26.4%	38.7%	1.5%	2.1%	4.0%
Shareholders’ equity	$70,397	$72,337	$66,826	$75,227	$95,022
Shareholders’ equity per common share	$12.32	$12.79	$11.86	$12.59	$14.76
Other Selected Data(1)
Investment in plant and equipment	$2,375	$9,625	$7,855	$6,702	$4,418
Depreciation and amortization	$9,748	$9,304	$6,381	$6,846	$7,554
Dividends per common share	—	$.01	—	—	—
Return on average shareholders’ equity	(3.4)%	7.7%	(6.2)%	(15.1)%	(9.0)%
Common stock price range:
High	$7.85	$10.31	$15.44	$17.50	$14.75
Low	$3.06	$3.56	$6.56	$11.56	$9.50
Year-end closing price	$5.87	$4.44	$7.50	$13.31	$11.63
Number of employees from continuing operations	971	1,140	729	725	768
Number of employees from discontinued operations	—	—	—	—	1,273
Average common shares outstanding	5,696	5,649	5,718	6,320	6,385

(1)	See the “Business Changes” Note to our Consolidated Financial Statements for a description of certain matters relevant to this data, including the acquisition of Rittenhouse Paper Company in April 2000.

(2)	Income (loss) is from continuing operations and includes restructuring and other unusual charges/(income) of $3.0 million for 2001 (1.1% of sales), $1.0 million for 2000 (.4% of sales), $(1.3) million for 1999 (.8% of sales), $13.8 million for 1998 (8.2% of sales) and $4.3 million for 1997 (2.5% of sales). Income (loss) for 2000 also includes $18.6 million of pension settlement income (7.3% of sales).

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Corporate Matters

      During the third quarter of 2001, we discontinued our lamination business within our Label Products segment. As a result, we recorded restructuring charges totaling $4.1 million, of which approximately $3.3 million represented non-cash charges relating to the write-off of fixed assets and the remainder represented severance and other costs associated with the shutdown of this business.

      On April 17, 2000, we completed the acquisition of all outstanding shares of Rittenhouse Paper Company (“Rittenhouse”), pursuant to a Stock Purchase Agreement, dated March 21, 2000. The acquisition of Rittenhouse was accounted for using the purchase method of accounting and the operations of Rittenhouse are included in our Consolidated Statement of Operations and Retained Earnings from the date of acquisition.

      Due to the continued decline in sales and profitability of our remanufactured laser cartridge operation, we discontinued this product line in the first quarter of 2000. We recorded restructuring charges totaling $1.0 million primarily comprised of severance and other exit costs related to the discontinuance of this product line. The operations of the remanufactured laser cartridge business are included in our Imaging Supplies segment.

      In the first quarter of 2000, we recorded pretax income of $18.6 million associated with the purchase of non-participating annuity contracts from Principal Life Insurance Company. These contracts settled our pension benefit obligation for retired salaried and hourly employees covered under our pension plans and receiving pension benefits as of December 1, 1999.

Results of Operations — 2001 Compared to 2000

      Our net sales improved to $272.5 million in 2001, a $19.4 million or 7.7 percent increase over 2000 sales of $253.1 million. Our 2001 sales included a full year of Rittenhouse operations, while our 2000 sales included Rittenhouse operations as of the acquisition date of April 17, 2000. Increased sales from our Rittenhouse operations within our Label Products and Specialty Paper Products segments were partially offset by the discontinuance of our lamination business in our Label Products segment in the third quarter of 2001, the discontinuance of our remanufactured laser cartridge product line in the first quarter of 2000 and a decrease in toner sales within our Imaging Supplies segment. Our gross margin percentage increased to 20.5 percent in 2001 from 20.1 percent in 2000. This improvement was primarily attributable to margin improvements in our Label Products and Imaging Supplies segments.

      Selling and distribution expenses increased by $1.5 million or 5.5 percent to $28.8 million for 2001, compared to $27.3 million for 2000. This increase was primarily attributable to increased sales due to the acquisition of Rittenhouse. Selling and distribution expenses as a percentage of sales decreased from 10.8 percent in 2000 to 10.6 percent in 2001. Administrative expenses decreased 4.4 percent from $21.9 million or 8.7 percent of sales in 2000 to $21.0 million or 7.7 percent of sales in 2001. Slight increases in administrative expenses for our operating segments were more than offset by a decline in corporate expenses mainly attributable to lower integration costs, proxy related costs and staff reductions. Research and development expense for 2001 decreased $1.0 million to $3.2 million or 1.2 percent of sales from $4.2 million or 1.7 percent of sales for 2000. This decline is primarily attributable to the discontinuance of our remanufactured laser cartridge business in our Imaging Supplies segment in the first quarter of 2000, staff reductions in the Toner division of our Imaging Supplies segment during the fourth quarter of 2000 and the first quarter of 2001 and the discontinuance of our lamination business in our Label products segment in the third quarter of 2001. Net interest expense was $2.7 million for 2001, compared to $2.0 million for 2000. Increased interest expense is due to a full year of borrowings incurred to finance our acquisition of Rittenhouse. Our profit before income taxes, pension settlement income and restructuring and unusual charges was $.2 million for 2001, compared to a loss of $4.7 million for 2000. Improvements in the profitability of our Imaging Supplies and Label Products segments and a reduction in corporate expenses were partially offset by a decrease in the profitability of our Specialty Paper Products segment and increases in net interest expense and goodwill amortization.

      Restructuring and other unusual charges for 2001 of approximately $3.0 million included restructuring charges of $4.1 million related to the shutdown of our lamination business in our Label Products segment, $.6 million associated with the outsourcing of our toner filling operation within our Imaging Supplies segment, and $.2 million related to the downsizing of Corporate and Toner Division employees, partially offset by unusual income of $1.4 million resulting from a legal settlement associated with the acquired Rittenhouse businesses and unusual income of $.6 million from the sale of land in Merrimack, NH. The 2001 provision for workforce reductions included severance for 141 employees. The restructuring activities provided for in the balance at December 31, 2000 were completed during 2001 and the amounts charged against the reserve did not change materially from our beginning reserve balance of $.7 million.

      Details of our restructuring reserves related to continuing operations and activity recorded during 2001 were as follows:

	Reserve			Reserve
	Balance	Current	Current	Balance
	Dec. 31,	Year	Year	Dec. 31,
	2000	Provision	Utilization	2001
(In thousands)
2001 Activity:
Provisions for severance related to workforce reductions	$714	$1,894	$(1,429)	$1,179
Provisions for assets to be sold or discarded	—	386	—	386
Other	—	615	(193)	422

Total	$714	$2,895	$(1,622)	$1,987

      We recorded a net loss for 2001 of $2.4 million or $.43 per share, compared to net income of $12.9 million or $.95 per share in 2000. Our net loss for 2001 included a net pretax restructuring charge of $3.0 million, while our net income for 2000 included pension settlement income of $18.6 million, partially offset by a net pretax restructuring charge of $1.0 million.

      Our effective income tax rate was a benefit of 12.0 percent for 2001 compared to a provision of 58.3 percent for 2000. Our 2001 effective income tax rate is lower than the U.S. federal statutory rate principally due to the impact of non-deductible goodwill.

Results of Operations by Reportable Operating Segment

2001 Compared to 2000

Label Products Segment

      Our Label Products segment reported a $2.8 million, or 2.7 percent, increase in sales to $107.9 million for 2001, compared to $105.1 million for 2000. This increase was primarily the result of a full year of operations during 2001 for the acquired Rittenhouse business. Our Label Products segment also benefited from increased volume in transportation labels and retail shelf labels and was negatively impacted by the discontinuance of our lamination business and declines in EDP and other product lines.

      Gross margin percentage for 2001 increased to 18.5 percent from 17.2 percent in 2000. Gross margin increased by $1.9 million to $20.0 million for 2001 due to increased sales revenues and an increased gross margin percentage. The improvement in gross margin percentage is due to synergies realized through the integration of the Nashua and Rittenhouse businesses and improved manufacturing and cost controls.

      Pretax income for our Label Products segment increased by $1.3 million to $6.7 million for 2001, compared to $5.4 million for 2000. This improvement was primarily due to the contribution of the acquired Rittenhouse business. Increased gross margin was partially offset by increased selling, distribution and administrative expenses. Selling, distribution and administrative expenses as a percentage of sales increased slightly to 12.3 percent from 11.8 percent.

Specialty Paper Products Segment

      As a result of the Rittenhouse acquisition, our Specialty Paper Products segment reported a $11.6 million or 8.3 percent increase in sales for 2001 to $150.4 million, compared to $138.8 million for 2000. Increased sales from our Rittenhouse paper converting business were partially offset by volume declines in our cut sheet paper and thermal tag product lines.

      While gross margin increased by $.9 million or 3.1 percent to $29.2 million for 2001, the segment’s gross margin percentage declined from 20.4 percent for 2000 to 19.4 percent for 2001. The decline in gross margin percentage resulted from pricing pressures in our converting and thermal tag product lines.

      Pretax income for our Specialty Paper Products segment for 2001 decreased $2.6 million or 34.8 percent to $4.9 million, compared to $7.5 million for 2000. Increases in selling, distribution and administrative expenses more than offset an increase in gross margin dollars. As a percentage of sales, selling, distribution and administrative expenses increased from 13.8 percent in 2000 to 15.1 percent in 2001. This increase is mainly attributable to a freight allowance provided to a major customer.

Imaging Supplies Segment

      Our Imaging Supplies segment reported a $3.5 million or 12.4 percent decline in sales to $24.4 million for 2001, compared to $27.9 million for 2000. This decline was primarily attributable to the discontinuance of our remanufactured laser cartridge product line in the first quarter of 2000. Sales for our discontinued laser cartridge product line were $2.5 million for 2000. We also experienced decreased sales of Xerox-compatible toners in our end-user and value-added reseller channels and lower sales volumes for a large international customer.

      Gross margin percentage for our Imaging Supplies segment increased from 15.4 percent for 2000 to 26.7 percent for 2001, resulting in a $2.2 million improvement in gross margin to $6.5 million for 2001, compared to $4.3 million for 2000. Part of the improvement in gross margin percentage is attributable to the discontinuance of our remanufactured laser cartridge product line. The gross margin percentage for our Toner product line improved due to manufacturing yield, productivity improvements and staff reductions.

      Pretax income before restructuring and unusual items for our Imaging Supplies segment was $.2 million for 2001, an improvement of $4.4 million, from a 2000 pretax loss before restructuring and unusual items of $4.2 million. Improved results were mainly due to lower selling and distribution and research and development expenses and an improved gross margin percentage. Research and development expenses decreased by $.5 million compared to 2000 mainly due to the discontinuance of our remanufactured laser cartridge business and staff reductions. Selling and distribution expenses decreased by $2.1 million compared to 2000 mainly due to lower sales revenues and staff and cost reductions. As a percentage of sales, selling, distribution and administrative sales decreased from 22.9 percent in 2000 to 19.2 percent in 2001. The segment also benefited from the discontinuance of its remanufactured laser cartridge product line, which had a loss of $.8 million for 2000.

Results of Operations — 2000 Compared to 1999

      Our sales improved to $253.1 million in 2000, a 48.2 percent increase over 1999 due to our acquisition of Rittenhouse. Excluding Rittenhouse, sales declined 9.6 percent in 2000 to $154.4 million, primarily due to the discontinuance of our remanufactured laser cartridge product line and a decrease in toner sales within our Imaging Supplies segment. Gross margin decreased to 20.1 percent in 2000 from 24.0 percent in 1999. Excluding Rittenhouse, gross margin declined to 20.6 percent for 2000. The decline was primarily attributable to margin declines in our Label Products and Imaging Supplies segments.

      We recorded net income from continuing operations of $5.4 million in 2000, compared to a net loss from continuing operations of $.4 million in 1999. Our 2000 results included pension settlement pretax income of $18.6 million and net restructuring and unusual charges of $1.0 million. Our 1999 results included net restructuring and unusual pretax income of $1.3 million. Our pretax income, before restructuring and other unusual charges and pension settlement income, declined $6.3 million from income of $1.6 million in 1999 to a loss of $4.7 million in 2000. The $6.3 million decrease in 2000 resulted from an increase in profitability of $2.0 million in our operating segments offset by an increase of $8.3 million in Corporate expenses. The $2.0 million improvement in our operating segments resulted from increased profitability in our Specialty Paper Products segment of $4.9 million and in our Projection System’s business of $1.2 million, partially offset by profitability declines of $2.6 million in our Imaging Supplies segment and $1.5 million in our Label segment. The increase in the profitability of our Projection System’s business was related to the sale of technology. The increase in Corporate expenses was driven primarily by our acquisition of Rittenhouse, including increased net interest of $2.7 million, amortization of goodwill and deferred financing costs of $1.3 million, additional corporate overhead expenses of $1.7 million and integration costs of approximately $1.0 million. Corporate administrative expenses were also impacted by an increase in proxy related costs.

      Restructuring and other unusual charges for 2000 of $1.0 million consisted primarily of $1.0 million of exit costs associated with the discontinuance of our laser cartridge product line, $.5 million from a 15 percent workforce reduction in our Imaging Supplies segment and $.5 million of workforce reductions resulting from acquisition synergies, partially offset by unusual income of $1.0 million resulting from the reversal of a loss accrual relating to our settlement of the Ricoh Company, Ltd., Ricoh Electronics, Inc., and Ricoh Corporation patent infringement lawsuit against us. Our 2000 provision for workforce reductions included amounts payable to 122 employees. The restructuring activities provided for in the balance at December 31, 1999 were completed during 2000 and the amounts charged against the reserve did not change materially from our beginning reserve balance of $.2 million.

      Details of our restructuring reserves related to continuing operations and activity recorded during 2000 were as follows:

	Reserve			Reserve
	Balance	Current	Current	Balance
	Dec. 31,	Year	Year	Dec. 31,
	1999	Provision	Utilization	2000
(In thousands)
2000 Activity:
Provisions for severance related to workforce reductions	$123	$1,445	$(854)	$714
Provisions for assets to be sold or discarded	—	216	(216)	—
Other	86	184	(270)	—

Total	$209	$1,845	$(1,340)	$714

      Selling and distribution expenses increased 27.5 percent from the prior year due to our acquisition of Rittenhouse. Excluding Rittenhouse, these expenses declined 16.1 percent resulting from sales declines in our Imaging Supplies segment. Administrative expenses increased 65.2 percent from the prior year primarily due to our acquisition of Rittenhouse. Research and development expenses decreased by 16.4 percent from the prior year primarily due to a reduction in spending in our Imaging Supplies segment and a reduction in Projection Systems development expenses. Interest expense increased $2.1 million from 1999 due to the impact of borrowings incurred to finance the Rittenhouse acquisition. Interest income decreased by $.6 million due to the decreased cash balance resulting from the Rittenhouse acquisition.

      Our effective tax rate for continuing operations was a provision of 58.3 percent compared to a provision of 114.6 percent in 1999. Our 2000 effective tax rate was higher than the U.S. federal statutory rate primarily due to non-deductible goodwill and the write-off of a tax asset associated with expired tax losses.

Results of Operations by Reportable Operating Segment

2000 Compared to 1999

Label Products Segment

      Our Label Products segment reported a 33.7 percent increase in sales in 2000 over 1999 due to the Rittenhouse acquisition. Excluding Rittenhouse, sales for the Label Products segment were unchanged from the prior year. Increased volume in the roll stock and supermarket label product lines experienced in 2000, offset decreased volume in the segment’s EDP product lines. The segment’s pretax income decreased 21.7 percent in 2000 to $5.4 million compared to $6.9 million in 1999. Excluding Rittenhouse pretax profit of $2.1 million, segment pretax profit declined 52.2 percent from the prior year. This decline was primarily due to a decline in the segment’s gross margin and a charge related to an environmental clean-up at our Omaha, Nebraska facility. An unfavorable mix of products sold, increased raw material costs in its roll stock product line and decreased volume in its EDP product lines were the primary reasons for the segment’s decline in gross margin.

Specialty Paper Products Segment

      Effective during the first quarter of 2000, responsibility for the cut-sheet paper product line was transferred from our Imaging Supplies segment to our Specialty Paper Products segment. Segment information for the prior period has been restated accordingly.

      Our Specialty Paper Products segment reported a 109.4 percent increase in sales for 2000, as compared to 1999, as a result of the Rittenhouse acquisition. Excluding Rittenhouse and sales for the fax paper product line which was discontinued in the third quarter of 1999, sales increased 3.1 percent in 2000 due to increased volume in the segment’s thermal and carbonless product lines, which more than offset volume declines in its cut-sheet paper product line. Improved customer retention and new product introductions were the primary reasons for the sales improvement in 2000. Pretax profit increased $4.9 million to $7.5 million for 2000, as a result of the Rittenhouse acquisition. Excluding Rittenhouse pretax profit of $3.3 million, segment pretax profit improved 61.5 percent in 2000 due to improvements in gross margin, resulting from lower manufacturing costs and higher volume in the segment’s thermal product line.

Imaging Supplies Segment

      Our Imaging Supplies segment reported a 32.1 percent decrease in sales in 2000 compared to 1999, primarily the result of exiting the remanufactured laser cartridge product line in the first quarter of 2000 and decreased sales of Xerox-compatible toners. Sales for the remanufactured laser cartridge product line were $2.5 million in 2000, a decrease of $7.4 million from 1999. Sales for the toner and developer product line decreased $5.5 million or 18.0 percent in 2000, compared to 1999, on lower volume of Xerox-compatible toners, resulting primarily from the loss of a major customer. The segment’s pretax loss for 2000 increased by $2.6 million to $4.2 million. The increased pretax loss was primarily due to a decline in the segment’s gross margin resulting from lower sales volume and increased manufacturing costs associated with underutilized capacity in the toner and developer product line. We announced restructuring charges in the fourth quarter of 2000 and the first quarter of 2001 of $.5 million and $.2 million, respectively, relating primarily to workforce reductions.

Liquidity, Capital Resources and Financial Condition

      Cash and cash equivalents increased slightly from $1.0 million at December 31, 2000 to $1.1 million at December 31, 2001. Cash provided by continuing operating activities of $19.7 million consisted primarily of cash flow from operations, proceeds from tax refunds and reductions in inventory and accounts receivable, partially offset by a decrease in accrued expenses. Cash used in investing and financing activities for the year of $1.0 million and $20.4 million, respectively, was offset by cash provided by continuing operating activities and discontinued operations. Cash provided by discontinued operations of $1.7 million related primarily to tax refunds. Net cash used in investing activities consisted of capital expenditures of $2.4 million across all segments, partially offset by proceeds of $1.4 million from the sale of property and equipment. Our proceeds from the sale of property and equipment resulted primarily from the sale of unutilized land in Merrimack, NH and the sale of assets from our discontinued lamination business. Net cash used in financing activities consisted of debt repayments.

      Working capital decreased $6.0 million from $22.5 million at December 31, 2000 to $16.5 million at December 31, 2001. Decreases in accounts receivable, inventory, taxes receivable and other current assets, more than offset decreases in the current portion of long-term debt and accrued expenses.

      In addition to cash flows from operations, we have an adequate bank financing arrangement, at competitive rates, to conduct our operations. We had $25.3 million of borrowings outstanding at December 31, 2001 under our then existing Loan Agreement with Fleet Bank-NH and LaSalle Bank, NA. The weighted average interest rate on those outstanding borrowings was 5.95 percent at December 31, 2001.

      On March 1, 2002, we entered into a Credit Agreement with LaSalle Bank, NA as Agent and Issuing Bank and Fleet National Bank. The Credit Agreement consists of a term loan of $10 million and a revolving loan commitment of $30 million. Borrowings under this agreement are collateralized by a security interest in our accounts receivable, inventory, certain machinery and equipment and real estate located in Merrimack, NH. At December 31, 2001, the approximate book value of these assets was $73.4 million. This Credit Agreement replaced our prior Loan Agreement dated April 14, 2000. Interest on loans outstanding, at our option, are either at a rate per annum equal to the Base Rate (prime) or LIBOR, plus applicable margin. The initial Base Rate margin is .75 percent per annum through June 30, 2002, after which it ranges from zero up to .75 percent per annum based on our total debt to EBITDA ratio. The initial LIBOR margin is 2.75 percent per annum through June 30, 2002, after which it ranges from 1.75 percent per annum up to 2.75 percent per annum based on our total debt to EBITDA ratio. We are also subject to a non-use fee for any unutilized portion of our revolving loan that ranges from .25 percent to .50 percent based on our total debt to EBITDA ratio. The revolving loan commitment is subject to certain limitations, such as the maximum principle amount of the revolving credit agreement is the lesser of (a) $30 million, or (b) our borrowing base, which is defined as the sum of 80 percent of our eligible accounts receivable, plus the lesser of (i) 50 percent of our eligible inventory or (ii) $12 million. The maturity of this Credit Agreement is February 28, 2005. We are required to maintain certain financial covenants, such as a Funded Debt to EBITDA Ratio, Minimum EBITDA levels and a Fixed Charge Coverage Ratio as defined in our Credit Agreement. Furthermore, without prior consent of our lenders, the credit agreement limits, among other things, the payment of dividends, capital expenditures, the incurrence of additional debt and restricts the sale of certain assets and merger or acquisition activities. The credit agreement allows Fleet National Bank, at its option, to terminate its commitment if, by December 31, 2002, we do not reincorporate in the Commonwealth of Massachusetts and eliminate our current requirement for shareholder approval for granting a mortgage or lien upon all or substantially all of our property or assets.

      We enter into operating leases primarily for office, warehouse and manufacturing space, electronic data processing and transportation equipment. The terms of these leases do not impose significant restrictions or unusual obligations. Our obligations relating to debt and leases at year end 2001 were as follows:

	2002	2003	2004	2005	2006
(In thousands)
Long-term debt	$2,000	$2,000	$2,300	$18,980	$—
Non-cancellable operating leases	1,070	532	365	289	118

	$3,070	$2,532	$2,665	$19,269	$118

      Our Loan Agreement in effect at December 31, 2001, required us to maintain certain quarterly financial covenants such as Total Funded Debt to earnings before interest, income taxes, depreciation and amortization and a Fixed Charge Coverage Ratio. While we complied with these covenants as of December 31, 2001 and forecast future compliance with the covenants of our Credit Agreement dated March 1, 2002, if our results of operations were to fall short of our expectations and fail to meet our covenants and we were unable to obtain a waiver from our lender, our debt would be in default and callable by our lender.

      Our liquidity is affected by many factors, some based on the normal operations of our business and others related to the uncertainties of the industry and global economies. Although our cash requirements will fluctuate based on the timing of these factors, we believe that current cash and cash equivalents, cash flows from operations and amounts available under our Credit Agreement are sufficient to fund our planned capital expenditures, working capital needs and other cash requirements.

Litigation and Other Matters

      In December 1998, the IRS completed an examination of our corporate income tax returns for the years 1992 through 1994 and issued a Notice of Proposed Adjustment which assessed additional taxes of $4.6 million, excluding interest. This assessment represents a total of $18.2 million of adjustments to taxable income for the years under review. The proposed adjustments relate to the deductibility of restructuring and other reserves applicable to discontinued operations as well as certain losses deducted in connection with the divestiture of our Computer Products Division. We disagree with the positions taken by the IRS and filed a formal protest of the proposed adjustment on January 12, 1999. We are working through the IRS appeals process to resolve open issues.

      In December 1999, the Internal Revenue Service (“IRS”) completed an examination of our corporate income tax returns for the years 1995 through 1997 and issued a Notice of Proposed Adjustment which assessed additional taxes of $5.2 million, excluding interest. This assessment represents a total of $14.0 million of adjustments to taxable income for the years under review. The proposed adjustments relate to the deductibility of restructuring and other reserves for continuing and discontinued operations and the utilization of foreign net operating losses associated with discontinued operations. We disagree with the position taken by the IRS and filed a formal protest of their proposed adjustments on April 6, 2000. We are working through the IRS appeals process to resolve open issues.

      We believe that we will prevail in all material respects against the IRS’ assertions related to the corporate income tax returns filed for the years 1992 through 1994 and that we are adequately reserved for any potential liability that could arise from the resolution of the IRS’ assessment for the years 1995 through 1997. While we believe that we have provided adequately for our tax liabilities through December 31, 2001, including liabilities related to matters in dispute with taxing authorities, we can provide no assurances that we will prevail in our defense against adjustments proposed in these pending or future federal and state examinations. In addition, we can provide no assurances that the ultimate resolution of these open tax matters will not be in excess of current provisions.

      In August and September 1996, two individual plaintiffs filed lawsuits in the Circuit Court of Cook County, Illinois against us, Cerion, certain directors and officers of Cerion, and our underwriter, on behalf of all persons who purchased the common stock of Cerion between May 24, 1996 and July 9, 1996. These two complaints were consolidated. In March 1997, the same individual plaintiffs joined by a third plaintiff filed a Consolidated Amended Class Action Complaint (the “Consolidated Complaint”). The Consolidated Complaint alleged that, in connection with Cerion’s initial public offering, the defendants issued materially false and misleading statements and omitted the disclosure of material facts regarding, in particular, certain significant customer relationships. In October 1997, the Circuit Court on motion by the defendants, dismissed the Consolidated Complaint. The plaintiffs filed a Second Amended Consolidated Complaint alleging similar claims as the Consolidated Complaint seeking damages and injunctive relief. On May 6, 1998, the Circuit Court, on motion by the defendants, dismissed with prejudice the Second Amended Consolidated Complaint. The plaintiffs filed with the Appellate Court an appeal of the Circuit Court’s ruling. On November 19, 1999, the Appellate Court reversed the Circuit Court’s ruling that dismissed the Second Amended Consolidated Complaint. The Appellate Court ruled that the Second Amended Consolidated Complaint represented a valid claim and sent the case back to the Circuit Court for further proceedings. On December 27, 1999, we filed a Petition with the Supreme Court of Illinois. In that Petition, we asked the Supreme Court of Illinois to determine whether the Circuit Court or the Appellate Court is correct. Our Petition was denied and the case was sent to the Circuit Court for trial. Discovery is in process. We believe that the lawsuit is without merit and will continue to defend ourselves in this matter.

      We are involved in certain environmental matters and have been designated by the Environmental Protection Agency (“EPA”) as a potentially responsible party for certain hazardous waste sites. In addition, we have been notified by certain state environmental agencies that some of our sites not addressed by the EPA require remedial action. These sites are in various stages of investigation and remediation. Due to the unique physical characteristics of each site, the technology employed, the extended timeframes of each remediation, the interpretation of applicable laws and regulations and the financial viability of other potential participants, our ultimate cost of remediation is difficult to estimate. At December 31, 2001, based on the facts currently known and our prior experience with these matters, we have concluded that there is at least a reasonable possibility that site assessment, remediation and monitoring costs will be incurred. We have estimated a range for these costs of $1.0 million to $1.2 million for our continuing operations and $.1 million to $.2 million for our discontinued operations. These ranges could increase if other potentially responsible parties are unable to bear their allocated share. At December 31, 2001, our accrual balances relating to environmental matters were $1.1 million for continuing operations and $.2 million for discontinued operations. In our view, these represent the most likely amounts within the ranges stated above. Based on information currently available, we believe that it is probable that the major potentially responsible parties will fully pay the costs apportioned to them. We believe that our remediation expense is not likely to have a material adverse effect on our consolidated financial position or results of operations.

Critical Accounting Policies

      The preparation of financial statements in conformity with generally accepted accounting principles requires that we make estimates and assumptions for the reporting period and as of the financial statement date. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities and the reported amounts of revenues and expenses. Actual results could differ from those amounts.

      Critical accounting policies are those that are important to the portrayal of our financial condition and results, and which require us to make difficult, subjective and/or complex judgments. Critical accounting policies cover accounting matters that are inherently uncertain because the future resolution of such matters is unknown. We believe that our critical accounting policies include:

Accounts Receivable — Allowance for Doubtful Accounts

      We evaluate the collectibility of our accounts receivable based on a combination of factors. In circumstances where we become aware of a specific customer’s inability to meet its financial obligations to us, such as a bankruptcy filing or a substantial down-grading of a customer’s credit rating, we record a specific reserve to reduce our net receivable to the amount we reasonably believe will be collected. We also recognize reserves for bad debts based on the length of time our receivables are past due, the payment history of our individual customers and the current financial condition of our customers based on obtainable data and historical payment and loss trends. Our allowance for doubtful accounts was $1.2 million at December 31, 2001. Uncertainties affecting our estimates include future industry and economic trends and the related impact on the financial condition of our customers, as well as the ability of our customers to generate cash flows sufficient to pay us amounts due. If circumstances change, such as higher than expected defaults or an unexpected material adverse change in a customer’s ability to meet its financial obligations to us, our estimates of the recoverability of amounts due us could be reduced by a material amount.

Inventories — Slow Moving and Obsolescence

      We reserve estimated amounts related to slow moving and obsolete inventories that result from changing market conditions. We develop our estimates based on the quantity and quality of individual classes of inventory compared to historical and projected sales trends. Inventory at December 31, 2001 has been reduced by a reserve of $1.1 million, based on our assessment of the probable exposure related to excess and obsolete inventories. Major uncertainties in our estimation process include future industry and economic trends, future needs of our customers, our ability to retain or replace our customer base, and other competitive changes in the marketplace. Significant changes in any of the uncertainties used in estimating the loss exposure could result in a materially different net realizable value for our inventory.

Goodwill

      As of December 31, 2001, we had approximately $28.9 million of goodwill included in our Balance Sheet. Through 2001, goodwill was being amortized on a straight-line basis over 20 years and its carrying value was being evaluated periodically in relation to the estimated operating performance and undiscounted future cash flows of our underlying segments.

      On June 29, 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”). FAS 142 supersedes APB Opinion No. 17, “Intangible Assets,” which required that goodwill and intangible assets be amortized over a life not to exceed forty years. Under FAS 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment.

      The amortization provisions of FAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the amortization provisions of FAS 142 are effective upon adoption of FAS 142. FAS 142 is effective for fiscal years beginning after December 15, 2001 (i.e., January 1, 2002 for calendar year companies) and must be adopted as of the beginning of a fiscal year. We plan to adopt FAS 142 in the first quarter of 2002. As of December 31, 2001, the carrying value of goodwill included in our balance sheet was $28.9 million. Adoption of FAS 142 will have a significant effect on our results of operations by eliminating approximately $1.6 million of goodwill amortization on an annual basis. We have performed the impairment test required by FAS 142 and have concluded that no impairment exists as of January 1, 2002. We computed the fair value of our reporting units based on a discounted cash flow model and compared the result to the book value of each unit. Fair value exceeded book value for each reporting unit as of our valuation date of January 1, 2002. Significant estimates included in our valuation included future business results and our discount rate. Material changes in our estimated future operating results or discount rate could significantly impact our carrying value of goodwill.

Pension Benefits

      We account for our defined benefit pension plans in accordance with Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions” (“FAS 87”), which requires that amounts recognized in financial statements be determined on an actuarial basis. FAS 87 and our policies generally reduce the volatility of our pension income (expense) resulting from changes in pension liability discount rates and the performance of our plan assets.

      The most significant element in determining our pension income or expense in accordance with FAS 87 is our expected return on plan assets. We assumed an expected long-term rate of return on plan assets of 9 percent at December 31, 2001. The assumed long-term rate of return on assets is applied to a calculated value of plan assets, which recognizes changes in the fair value of plan assets in a systematic manner over five years. This produces the expected return on plan assets that is included in the determination of our pension income or expense. The difference between this expected return and the actual return on plan assets is deferred. The net deferral of past asset gains or losses affects the calculated value of plan assets and, ultimately, our future pension income or expense. Should our long-term return on plan assets fall below 9 percent, our future pension expense would likely increase.

      At the end of each year, we determine the discount rate to be used to discount plan liabilities. The discount rate reflects the current rate at which our pension liabilities could be effectively settled at the end of the year. In estimating this rate, we look at rates of return on high quality investments. At December 31, 2001, we determined this rate to be 7.25 percent. Our discount rate was 7.25 percent for 2000 and 7.75 percent for 1999. Our policy is to defer the net effect of changes in actuarial assumptions and experience as allowed by FAS 87.

      At December 31, 2001, our consolidated prepaid pension asset was $8.9 million down from $9.2 million at the end of 2000. The decrease was principally due to the recognition of pension expense. For the year ended December 31, 2001, we recognized consolidated pretax pension expense of $.6 million, down from $.8 million in 2000. However, a change in our actuarial assumptions resulting from future economic trends could have a material adverse effect on our future costs and pension obligations.

Postretirement Benefits

      We provide health care and life insurance benefits to eligible retired employees and their spouses. Our post retirement plan shares the cost of benefits with all retirees and is an unfunded plan.

      We use various actuarial assumptions including the discount rate and the expected trend in health care costs to estimate the costs and benefit obligations for our post retirement plan. Uncertainties effecting our estimates include future economic trends. A change in our assumptions resulting from future trends could have a material adverse effect on our future costs and benefit obligations.

      Our discount rate is developed with the assistance of our actuaries. At December 31, 2001, we assumed a discount rate of 7.25 percent. Our discount rate was 7.25 percent for 2000 and 7.75 percent for 1999. Our policy is to defer changes in actuarial assumptions in accordance with the amortization provisions of Statement of Financial Accounting Standards No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.”

      In 2001, our assumed health care cost trend rate for the year immediately following the measurement date was 13.5 percent, an increase of 3.5 percent over the prior year. This increase was primarily due to the recent increases in the price of medical services provided by the plan. The ultimate long-term trend rate was assumed to decrease gradually to 5.0 percent over future years.

Deferred Tax Assets

      As of December 31, 2001, we had approximately $8.1 million of deferred tax assets. A portion of our deferred tax assets relates to state loss carryforwards that expire as follows: $1.2 million in 2002 and $2.1 million thereafter. We have established a valuation allowance of $1.9 million for our state loss carryforwards. The realization of our deferred tax assets is based upon estimates of future taxable income and tax planning strategies. In preparing estimates of future taxable income, we have used the same assumptions and projections utilized in our internal forecasts. Based on these projections and tax planning strategies, we estimate that our unreserved loss carryforwards and other deferred tax assets will be fully utilized. Significant changes in any of the uncertainties used in estimating our future taxable income could impair our ability to utilize our deferred tax assets. Additional disclosures relating to income taxes and our deferred tax assets are included in the “Income Taxes” Note to our Consolidated Financial Statements.

Environmental Reserves

      We expense environmental expenditures relating to ongoing operations when incurred unless the expenditures extend the life, increase the capacity or improve the safety or efficiency of our property, mitigate or prevent environmental contamination that has yet to occur and improve our property compared with its original condition, or are incurred for property held for sale. We record specific reserves related to site assessment, remediation or monitoring when the costs are both probable and the amount can be reasonably estimated. We base estimates on in-house and third party studies considering current technologies, remediation alternatives and current environmental standards. In addition, if there are other participants and the site is joint and several, the financial stability of other participants is considered in determining our accrual. At December 31, 2001, we believe the probable range for future expenditures related to continuing operations is $1.0 million to $1.2 million and have accrued $1.1 million that we believe is the most likely amount within the range. We believe the probable range for future expenditures for discontinued operations is $.1 million to $.2 million and have accrued $.2 million which we believe is the most likely amount within the range.

      Uncertainties affecting our estimates include changes in the type or degree of contamination uncovered during assessment and actual clean-up; changes in available treatment technologies; changes in the financial condition of other participants for sites with joint and several responsibility; changes in the financial condition of insurance carriers responsible for our clean-up at certain sites; changes in local, state or federal standards or the application of those standards by governmental officials. We believe a material change in any of the uncertainties described above could result in spending materially different from the amounts accrued.

Litigation and Tax Contingencies

      As discussed in our “Commitments and Contingencies” Note to our Consolidated Financial Statements, we are a defendant in a legal proceeding associated with the initial public offering of Cerion. We believe this lawsuit is without merit and based on consultation with legal counsel, no accrual is deemed necessary. Nor do we believe we are a party to any other legal proceedings that will have a material adverse effect on our consolidated financial position. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in our assumptions related to this or future proceedings.

      As discussed in the “Income Taxes” Note to our Consolidated Financial Statements, the IRS has assessed additional taxes of $5.2 million, excluding interest, for the years 1995 through 1997 and $4.6 million, excluding interest, for the years 1992 through 1994. We believe we will prevail in all material respects against the IRS’ assertions related to the years 1992 through 1994 and that we are adequately reserved for any potential liability that could arise from the resolution of the IRS’ assessment for the years 1995 through 1997. Additionally, we periodically face challenges from domestic and foreign tax authorities regarding the amount of taxes due. These challenges include questions regarding the timing and amount of deductions and the allocation of income among various tax jurisdictions. Based on an evaluation of our tax positions, we have accrued for potential exposures. To the extent we were to prevail in matters for which accruals have been established or be required to pay amounts in excess of our reserves, our effective tax rate in a given financial statement period may be materially impacted.

Impact of New Accounting Pronouncements

      In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, “Business Combinations,” (“FAS 141”) which supersedes Accounting Principles Board (APB) Opinion No. 16, “Business Combinations.” This Statement requires that all business combinations be accounted for by the purchase method and establishes specific criteria for the recognition of intangible assets separately from goodwill. The provisions of the Statement apply to business combinations initiated after June 30, 2001. For business combinations accounted for using the purchase method before July 1, 2001, certain provisions relating to the classification of intangible assets will be effective in the first quarter of 2002. We have reviewed the specific criteria for recognizing intangible assets separately from goodwill under FAS 141 and concluded that they will not impact our Consolidated Balance Sheet.

      In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”). FAS 142 supersedes APB Opinion No. 17, “Intangible Assets,” which required that goodwill and intangible assets be amortized over a life not to exceed forty years. Under FAS 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment.

      The amortization provisions of FAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the amortization provisions of FAS 142 are effective upon adoption of FAS 142. FAS 142 is effective for fiscal years beginning after December 15, 2001 (i.e., January 1, 2002 for calendar year companies) and must be adopted as of the beginning of a fiscal year. We will adopt FAS 142 for our 2002 fiscal year.

      Adoption of FAS 142 will have a significant effect on our results of operations by eliminating approximately $1.6 million of goodwill amortization on an annual basis. FAS 142 will also require an annual review, or more frequently if impairment indicators arise, of our goodwill for impairment. Goodwill at December 31, 2001 was $28.9 million. We have completed the impairment test required by FAS 142 and have concluded that no impairment exists as of January 1, 2002.

      In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations for a disposal of a segment of a business.” FAS 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. We expect to adopt FAS 144 as of January 1, 2002 and do not expect that the adoption of FAS 144 will have a significant impact on our financial position or results of operations.

Item 7A.     Quantitive and Qualitative Disclosures About Market Risk

      We are exposed to market risks from interest rate fluctuations relating to our debt. We performed a sensitivity analysis assuming a hypothetical 10% increase in interest rates for our debt as of December 31, 2001. This analysis indicated that a 10% increase in interest rates would not have a material effect on our consolidated financial position, results of operations or cash flows. Actual changes in interest rates and their impact on us could differ materially from this hypothetical analysis.

Item 8.     Financial Statements and Supplementary Data

NASHUA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS AND RETAINED EARNINGS

	Year Ended December 31,

	2001	2000	1999

(In thousands, except per share data)
Net sales	$272,510	$253,122	$170,844
Cost of products sold	216,669	202,357	129,872

Gross margin	55,841	50,765	40,972

Selling, distribution and administrative expenses	49,762	49,269	34,696
Research and development expense	3,238	4,224	5,051
Pension settlement income	—	(18,606)	—
Restructuring and other unusual charges (income)	2,963	966	(1,300)
(Income) loss from equity investment	(23)	5	320
Interest expense	2,875	2,852	743
Interest income	(192)	(859)	(1,421)

Income (loss) from continuing operations before income taxes	(2,782)	12,914	2,883
Provision (benefit) for income taxes	(334)	7,528	3,303

Income (loss) from continuing operations	(2,448)	5,386	(420)
Loss from discontinued operations, net of taxes	—	—	(4,001)

Net income (loss)	(2,448)	5,386	(4,421)
Retained earnings, beginning of year	64,979	59,650	64,071
Dividends	—	(57)	—

Retained earnings, end of year	$62,531	$64,979	$59,650

Basic and diluted earnings per share:
Income (loss) from continuing operations per share	$(.43)	$.95	$(.07)
Loss from discontinued operations per share	—	—	(.70)

Net income (loss) per share	$(.43)	$.95	$(.77)

      The accompanying notes are an integral part of these consolidated financial statements.

NASHUA CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

	December 31,

	2001	2000

(In thousands, except share data)
Assets
Current assets
Cash and cash equivalents	$1,063	$1,035
Accounts receivable	26,708	27,915
Inventories
Raw materials	10,283	12,112
Work in process	2,134	3,658
Finished goods	8,290	8,956

	20,707	24,726
Taxes receivable	212	10,708
Other current assets	6,324	7,159

	55,014	71,543

Plant and equipment
Land	890	978
Buildings and improvements	28,522	28,787
Machinery and equipment	55,733	57,249
Construction in progress	1,125	4,004

	86,270	91,018
Accumulated depreciation	(41,411)	(36,465)

	44,859	54,553
Goodwill, net of amortization	28,906	30,490
Other assets	16,267	13,885

Total assets	$145,046	$170,471

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$19,034	$19,104
Accrued expenses	17,452	20,102
Current maturities of long-term debt	2,000	9,806

	38,486	49,012

Long-term debt	23,280	35,905
Other long-term liabilities	12,883	13,217
Commitments and contingencies (see “Commitments and Contingencies” Note)
Shareholders’ equity
Preferred stock, par value $1.00: 2,000,000 shares authorized and unissued	—	—
Common stock, par value $1.00: authorized 40,000,000 shares: Issued 6,886,649 shares in 2001 and 7,011,601 in 2000	6,887	7,012
Additional paid-in capital	15,901	15,268
Retained earnings	62,531	64,979
Treasury stock, at cost	(14,922)	(14,922)

	70,397	72,337

Total liabilities and shareholders’ equity	$145,046	$170,471

      The accompanying notes are an integral part of these consolidated financial statements.

NASHUA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,

	2001	2000	1999

(In thousands)
Cash Flows from Operating Activities of Continuing Operations
Net income (loss)	$(2,448)	$5,386	$(4,421)
Adjustments to reconcile net income (loss) to cash provided by (used in) continuing operating activities:
Depreciation and amortization	9,748	9,304	6,381
Deferred income taxes	(1,566)	14,326	2,357
Stock based compensation	435	105	90
Pension settlement income	—	(18,606)	—
Loss on sale/disposal of fixed assets	2,250	48	786
Loss from discontinued operations	—	—	4,001
Equity in (income) loss from unconsolidated joint ventures	(23)	5	320
Change in operating assets and liabilities, net of effects from acquisition and disposal of businesses:
Restricted cash	—	5,000	—
Accounts receivable	1,207	2,475	784
Inventories	4,019	8,683	(3,217)
Tax receivable	8,474	(7,100)	—
Other assets and other current assets	245	(2,105)	227
Accounts payable	(70)	(2,696)	1,918
Accrued expenses	(2,283)	(13,464)	1,603
Income taxes payable	—	(2,295)	2,295
Other long-term liabilities	(334)	(169)	(1,228)

Cash provided by (used in) operating activities	19,654	(1,103)	11,896
Cash Flows from Investing Activities of Continuing Operations
Investment in plant and equipment	(2,375)	(9,625)	(7,855)
Investment in unconsolidated joint venture	—	(201)	(499)
Proceeds from sale of property, plant and equipment	1,391	1,854	16
Business acquisition, net of cash acquired	—	(60,341)	—

Cash used in investing activities	(984)	(68,313)	(8,338)
Cash Flows from Financing Activities of Continuing Operations
Proceeds from borrowings	—	45,200	—
Repayment of borrowings	(20,431)	(511)	(553)
Dividends paid	—	(57)	—
Proceeds from the exercise of stock options	73	—	—
Purchase of treasury stock	—	—	(4,083)

Cash provided by (used in) financing activities	(20,358)	44,632	(4,636)
Cash provided by (used in) activities of discontinued operations	1,716	763	(5,831)

Increase (decrease) in cash and cash equivalents	28	(24,021)	(6,909)
Cash and cash equivalents at beginning of year	1,035	25,056	31,965

Cash and cash equivalents at end of year	$1,063	$1,035	$25,056

Supplemental Disclosures of Cash Flow Information
Interest paid	$2,862	$2,937	$1,055

Income tax payments (refunds), net	$(4,800)	$2,579	$1,486

      The accompanying notes are an integral part of these consolidated financial statements.

NASHUA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summary of Significant Accounting Policies

Description of the Company

      Nashua Corporation is a premier manufacturer, converter and marketer of labels, specialty papers and imaging products primarily in the United States and Canada. Our primary products include thermal coated papers, pressure-sensitive labels, copier papers, bond papers, point of sale receipts, ATM receipts and toners/ developers for use in photocopiers.

Segment and Related Information

      We have three reportable segments:

      (1)     Our Label Products segment, which includes pressure sensitive laminated paper, stickers, retail shelf tags and thermosensitive label product lines.

      (2)     Our Specialty Paper Products segment, who’s product scope includes thermal papers, bond papers, carbonless paper, specialty printed papers, such as ATM receipts and point of sale receipts, wide format papers, dry-gum papers, heat seal papers and ribbons.

      (3)     Our Imaging Supplies segment, which includes toner and developer products for use in photocopiers. Results for the twelve months ended December 31, 2000 and 1999 also included remanufactured laser cartridges which were discontinued during the first quarter of 2000.

Basis of Consolidation

      Our consolidated financial statements include the accounts of Nashua Corporation and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

Revenue Recognition

      We recognize sales when goods are shipped or when title passes.

Environmental Expenditures

      We expense environmental expenditures relating to ongoing operations when incurred unless the expenditures extend the life, increase the capacity or improve the safety or efficiency of our property, mitigate or prevent environmental contamination that has yet to occur and improve our property compared with its original condition, or are incurred for property held for sale.

      Expenditures relating to site assessment, remediation and monitoring are accrued and expensed when the costs are both probable and the amount can be reasonably estimated. We base estimates on in-house and third-party studies considering current technologies, remediation alternatives and current environmental standards. In addition, if there are other participants and the liability is joint and several, the financial stability of the other participants is considered in determining our accrual.

Shipping Costs

      We classify third-party shipping costs as a component of selling, distribution and administrative expenses in our Consolidated Statement of Operations and Retained Earnings. Third party shipping costs totaled $11.1 million, $9.4 million and $5.6 million for the years ended December 31, 2001, 2000 and 1999, respectively.

NASHUA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Research and Development

      We expense research and development costs as incurred.

Use of Estimates

      The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Significant estimates include tax contingency reserves, allowances for obsolete inventory and uncollectible receivables, environmental obligations, pension and other postretirement benefits, valuation allowances for deferred tax assets, future cash flows associated with assets, and useful lives for depreciation and amortization. Actual results could differ from our estimates.

Cash Equivalents

      We consider all highly liquid investment instruments purchased with a maturity of three months or less to be cash equivalents.

Accounts Receivable

      Our consolidated accounts receivable balance is net of allowances for doubtful accounts of $1.2 million at December 31, 2001 and $1.0 million at December 31, 2000.

Inventories

      Our inventories are carried at the lower of cost or market. Cost is determined by the first-in, first-out (“FIFO”) method for approximately 81 percent and 73 percent of our inventories at December 31, 2001 and 2000, respectively, and by the last-in, first-out (“LIFO”) method for the balance. If the FIFO method had been used to cost all inventories, the balances would have been approximately $1.9 million higher at December 31, 2001 and 2000.

Plant and Equipment

      Our plant and equipment are stated at cost. We charge expenditures for maintenance and repairs to operations as incurred, while additions, renewals and betterments of plant and equipment are capitalized. Items which are fully depreciated, sold, retired or otherwise disposed of, together with related accumulated depreciation, are removed from our accounts and, where applicable, the related gain or loss is recognized.

      Depreciation expense was $8.1 million for 2001, $8.0 million for 2000 and $6.3 million for 1999. For financial reporting purposes, we compute depreciation expense using the straight-line method over the following estimated useful lives:

Buildings and improvements	5 – 40 years
Machinery and equipment	3 – 20 years

      We review the value of our plant and equipment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

Goodwill

      Goodwill represents the excess of the cost of acquired businesses over the fair value of identifiable net assets acquired. Through 2001, we amortized goodwill on a straight-line basis over 20 years. Amortization of goodwill was $1.6 million for 2001 and $1.1 million for 2000. Through 2001, we evaluated the carrying value of goodwill in relation to our estimated operating performance and the undiscounted future cash flows of our

NASHUA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

underlying segments on an annual basis. Effective January 1, 2002, we will no longer amortize goodwill in accordance with Statement of Financial Accounting Standard No. 142 (“FAS 142”). Instead, we will evaluate our goodwill for impairment under the new guidelines of FAS 142.

Stock Compensation

      Our employee stock option plans are accounted for in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” We follow the disclosure requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.”

Income Taxes

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

Financial Instruments

      We occasionally enter into foreign currency forward contracts to manage foreign exchange exposure related to specific accounts receivable trade and accounts payable trade transactions with certain customers and vendors who require settlement in their local currency.

Concentrations of Credit Risk

      Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash equivalents and trade receivables.

      We place our temporary cash investments with high quality financial institutions and in high quality liquid investments. Concentrations of credit risk with respect to accounts receivable are limited because our customer base consists of a large number of geographically diverse customers. We perform ongoing credit evaluations of our customers’ financial condition and maintain allowances for potential credit losses. We generally do not require collateral or other security to support customer receivables.

Concentrations of Labor

      We had 971 full-time employees at February 13, 2002. Approximately 339 of our employees are members of one of several unions, principally the Paper, Allied Industrial, Chemical and Energy Workers International Union. We believe our employee relations are good. We have three labor agreements with the Paper, Allied Industrial, Chemical and Energy Workers International Union covering approximately one-half of our hourly employees. These agreements had initial durations of one to three years and expire on either March 5, 2002, March 31, 2002 or March 30, 2003. We are currently in negotiations to renew our agreements that expire in March of 2002.

Concentrations of Supply

      The products of our Label Products segment, include laminated materials that must meet certain quality standards. We buy our laminated materials from a limited number of manufacturers. Management believes that other suppliers could adapt to provide similar laminated materials on comparable terms. The time required to locate and qualify other suppliers, however, could cause a delay in manufacturing that may be disruptive to our Company.

NASHUA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value of Financial Instruments

      The recorded amounts for cash and cash equivalents, other current assets, accounts receivable and accounts payable and other current liabilities approximate fair value due to the short-term nature of these financial instruments. The fair values of amounts outstanding under our debt instruments approximates their book values in all material respects due to the variable nature of the interest rate provisions associated with such instruments.

Earnings per Common and Common Equivalent Share

      Earnings per common and common equivalent share are computed based on the total of the weighted average number of common shares and, when applicable, the weighted average number of common equivalent shares outstanding during the period presented.

Impact of New Accounting Pronouncements

      In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, “Business Combinations,” (“FAS 141”) which supersedes Accounting Principles Board (APB) Opinion No. 16, “Business Combinations.” This Statement requires that all business combinations be accounted for by the purchase method and establishes specific criteria for the recognition of intangible assets separately from goodwill. The provisions of the Statement apply to business combinations initiated after June 30, 2001. For business combinations accounted for using the purchase method before July 1, 2001, certain provisions relating to the classification of intangible assets will be effective in the first quarter of 2002. We have reviewed the specific criteria for recognizing intangible assets separately from goodwill under FAS 141 and concluded that they will not impact our Consolidated Balance Sheet.

      In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”). FAS 142 supersedes APB Opinion No. 17, “Intangible Assets,” which required that goodwill and intangible assets be amortized over a life not to exceed forty years. Under FAS 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment.

      The amortization provisions of FAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the amortization provisions of FAS 142 are effective upon adoption of FAS 142. FAS 142 is effective for fiscal years beginning after December 15, 2001 (i.e., January 1, 2002 for calendar year companies) and must be adopted as of the beginning of a fiscal year. We will adopt FAS 142 for our 2002 fiscal year.

      Adoption of FAS 142 will have a significant effect on our results of operations by eliminating approximately $1.6 million of goodwill amortization on an annual basis. FAS 142 will also require an annual review of our goodwill for impairment. Goodwill at December 31, 2001 was $28.9 million. We have completed the impairment test required by FAS 142 and have concluded that no impairment exists as of January 1, 2002.

      In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (FAS 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations for a disposal of a segment of a business.” FAS 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. We expect to adopt FAS 144 as of January 1, 2002 and do not expect that the adoption of FAS 144 will have a significant impact on our financial position or results of operations.

NASHUA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reclassification

      Certain amounts from the prior year have been reclassified to conform to the present year presentation.

Business Changes

Business Acquisition:

      On April 17, 2000, we completed the acquisition of all outstanding shares of Rittenhouse Paper Company, pursuant to a Stock Purchase Agreement, dated March 21, 2000, by and among us, Rittenhouse and the stockholders of Rittenhouse.

      Total consideration, including direct acquisition costs, was approximately $61.8 million. We funded $35.0 million of the purchase price from borrowings under a secured loan agreement and the remainder from our cash reserves.

      The acquisition of Rittenhouse was accounted for using the purchase method of accounting and the operations of Rittenhouse are included in our Consolidated Statement of Operations and Retained Earnings from the date of acquisition. Purchase consideration was allocated to the assets acquired and liabilities assumed based on their respective fair values, with the excess of purchase consideration over the fair value of net assets of $31.6 million allocated to goodwill. Through 2001, goodwill was amortized on a straight-line basis over twenty years. Effective January 1, 2002, we will no longer amortize goodwill in accordance with FAS 142. Instead, we will evaluate our goodwill for impairment under the new guidelines of FAS 142.

      We began formulating plans related to workforce reductions and plant closings prior to the purchase date. Liabilities assumed included restructuring charges of approximately $2.1 million related primarily to planned workforce reductions in the acquired businesses. The provision for planned workforce reductions included amounts for salary and benefits for 67 employees. Payments for severance and other plant closing costs through December 31, 2001 totaled $2.0 million.

Restructuring and Other Unusual Charges:

      Restructuring and other unusual charges for 2001 of approximately $3.0 million included restructuring charges of $4.1 million related to the shutdown of our lamination business in our Label Products segment completed during 2001, $.6 million associated with the outsourcing of our toner filling operation within our Imaging Supplies segment that will be completed in the first half of 2002, and $.2 million related to the downsizing of Corporate and Toner Division employees, partially offset by unusual income of $1.4 million resulting from a legal settlement associated with the acquired Rittenhouse businesses and unusual income of $.6 million from the sale of land in Merrimack, NH. Our 2001 provision for workforce reductions includes severance for 141 employees. The restructuring activities provided for in the balance at December 31, 2000 were completed during 2001 and the amounts charged against the reserve did not change materially from our beginning reserve balance of $.7 million.

NASHUA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Details of our restructuring reserves related to continuing operations and activity recorded during 2001 were as follows:

	Reserve			Reserve
	Balance	Current	Current	Balance
	Dec. 31,	Year	Year	Dec. 31,
	2000	Provision	Utilization	2001

(In thousands)
2001 Activity:
Provisions for severance related to workforce reductions	$714	$1,894	$(1,429)	$1,179
Provisions for assets to be sold or discarded	—	386	—	386
Other	—	615	(193)	422

Total	$714	$2,895	$(1,622)	$1,987

      Restructuring and other unusual charges for 2000 of $1.0 million consisted primarily of $1.0 million in exit costs associated with the discontinuance of the laser cartridge product line, $.5 million in connection with a 15 percent workforce reduction in the Imaging Supplies segment and $.5 million of workforce reductions resulting from acquisition synergies, partially offset by unusual income of $1.0 million resulting from the reversal of a loss accrual relating to the settlement of the Ricoh patent infringement lawsuit against us. Our 2000 provision for workforce reductions included amounts payable to 122 employees. Sales and pretax loss before restructuring charges for our discontinued laser cartridge business were $2.5 million and $.8 million for 2000 and $9.9 million and $2.4 million for 1999. The restructuring activities provided for in our reserve balance at December 31, 1999 were completed during 2000 and the amounts charged against the reserve did not change materially from our beginning reserve balance of $.2 million.

      Details of our restructuring reserves related to continuing operations and activity recorded during 2000 were as follows:

	Reserve			Reserve
	Balance	Current	Current	Balance
	Dec. 31,	Year	Year	Dec. 31,
	1999	Provision	Utilization	2000

(In thousands)
2000 Activity:
Provisions for severance related to workforce reductions	$123	$1,445	$(854)	$714
Provisions for assets to be sold or discarded	—	216	(216)	—
Other	86	184	(270)	—

Total	$209	$1,845	$(1,340)	$714

      Restructuring and other unusual income for 1999 of $1.3 million consisted primarily of $1.3 million in income from an insurance settlement related to environmental matters, a gain of $.4 million from the sale of a portion of our Microsharp imaging technology and $.2 million of other miscellaneous gains, offset by a provision of $.6 million resulting from our decision to cease manufacturing of fax papers. The balance at December 31, 1999 for severance related to workforce reductions included amounts payable to nine employees related to the discontinuance of our fax manufacturing line in our Specialty Paper Products segment.

NASHUA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Discontinued Operations:

	2001	2000

(In thousands)
Assets	$1,055	$2,801
Liabilities	(3,270)	(3,301)

Net assets and (liabilities) of discontinued operations	$(2,215)	$(500)

      Our asset balance as of December 31, 2001, consists primarily of our 37.1 percent interest in the Cerion Technologies Liquidating Trust, a trust established pursuant to the liquidation of Cerion Technologies Inc. (“Cerion”), formerly a publicly held company. Our asset balance at December 31, 2000, also included a tax receivable relating to discontinued operations that was refunded during 2001. Cerion ceased operations during the fourth quarter of 1998 and is currently in the process of liquidation. We account for our investment in Cerion based on its expected net realizable value, net of taxes.

      Our liability balance consists primarily of tax, environmental and workers compensation reserves relating to discontinued operations. During the fourth quarter of 1999, we recorded a charge of $4.0 million, net of taxes, related to discontinued operations as described more fully in our “Income Taxes” Note.

Indebtedness and Subsequent Event

      On March 1, 2002, we entered into a Credit Agreement with LaSalle Bank, NA as Agent and Issuing Bank and Fleet National Bank. The Credit Agreement consists of a term loan of $10 million and a revolving loan commitment of $30 million. Borrowings under this agreement are collateralized by a security interest in our accounts receivable, inventory, certain machinery and equipment and real estate located in Merrimack, NH. At December 31, 2001, the approximate book value of these assets was $73.4 million. This Credit Agreement replaced our prior Loan Agreement dated April 14, 2000. Interest on loans outstanding, at our option, are either at a rate per annum equal to the Base Rate (prime) or LIBOR, plus applicable margin. The initial Base Rate margin is .75 percent per annum through June 30, 2002, after which it ranges from zero up to .75 percent per annum based on our total debt to EBITDA ratio. The initial LIBOR margin is 2.75 percent per annum through June 30, 2002, after which it ranges from 1.75 percent per annum up to 2.75 percent per annum based on our total debt to EBITDA ratio. We are also subject to a non-use fee for any unutilized portion of our revolving loan that ranges from .25 percent to .50 percent based on our total debt to EBITDA ratio. The revolving loan commitment is subject to certain limitations, such as the maximum principle amount is the lesser of (a) $30 million, or (b) our borrowing base, which is defined as the sum of 80 percent of our eligible accounts receivable, plus the lesser of (i) 50 percent of our eligible inventory or (ii) $12 million. The maturity of this Credit Agreement is February 28, 2005. We are required to maintain certain financial covenants, such as a Funded Debt to EBITDA Ratio, Minimum EBITDA levels and a Fixed Charge Coverage Ratio as defined in our Credit Agreement. Furthermore, without prior consent of our lenders, the Credit Agreement limits, among other things, the payment of dividends, capital expenditures, the incurrence of additional debt and restricts the sale of certain assets and merger or acquisition activities. The Credit Agreement allows Fleet National Bank, at its option, to terminate its commitment if, by December 31, 2002, we do not reincorporate in the Commonwealth of Massachusetts and eliminate our current requirement for shareholder approval for granting a mortgage or lien upon all or substantially all of our property or assets.

      The aggregate amounts of maturities on long-term debt for each of the next five years based on our Credit Agreement dated March 1, 2002 are as follows: 2002 — $2.0 million; 2003 — $2.0 million; 2004 — $2.3 million; 2005 — $19.0 million. For the twelve months ended December 31, 2001, the weighted average annual interest rate on our long-term debt was 8.0 percent.

NASHUA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      On April 14, 2000, we entered into a Revolving Credit Agreement and a Term Loan Agreement (collectively the “Loan Agreement”) with Fleet Bank — NH and LaSalle Bank, NA. This agreement was replaced by our current Credit Agreement effective March 1, 2002. The Revolving Credit Agreement and the Term Loan Agreement were in the amounts of $30.0 million and $20.0 million at December 31, 2001. Borrowings under this facility were collateralized by a security interest in our accounts receivable, inventory, certain machinery and equipment and real estate located in Merrimack, NH. Borrowings of $15.1 million and $10.2 million were outstanding at December 31, 2001 under the Revolving Credit Agreement and the Term Loan Agreement. Interest on the loans outstanding, at our option, were either at a rate per annum equal to the Base Rate (prime) or LIBOR plus applicable margin. The Revolver LIBOR margin was 3.0 percent and the Term LIBOR margin was 3.5 percent at December 31, 2001. The Revolving Credit Agreement was subject to certain limitations such as, if the aggregate principal amount at any one time outstanding under the Revolving Credit Loan exceeded $15.0 million or the amount of certain eligible accounts receivable, as defined in the Loan Agreement, declined to $25.0 million or less, the maximum principal amount of the Revolving Credit Loan would be the lesser of (a) $30.0 million or (b) the Borrowing Base, which is defined as the sum of 80 percent of the eligible accounts receivable, plus 50 percent of the eligible inventory, minus a reserve of $.5 million as defined in the Loan Agreement. Our Borrowing Base was $27.3 million at December 31, 2001. The Loan Agreement required us to maintain certain financial covenants such as Total Funded Debt to earnings before interest, income taxes, depreciation and amortization and a Fixed Charge Coverage Ratio. We were in compliance with the above quarterly financial covenants for 2001.

      On December 26, 1996, we entered into a Note Agreement under which we borrowed $2.6 million. We paid back this note in sixty equal monthly payments which began in January of 1997 and ended in December of 2001. Borrowings of $.5 million were outstanding at December 31, 2000. The note incurred interest at a rate per annum equal to 2.5 percent above the LIBOR rate and was collateralized by a security interest in certain equipment.

Income Taxes

      The domestic and foreign components of income (loss) from continuing operations before income taxes are as follows:

	2001	2000	1999

(In thousands)
Domestic	$(3,035)	$12,413	$2,599
Foreign	253	501	284

Consolidated pretax income (loss)	$(2,782)	$12,914	$2,883

NASHUA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The provision (benefit) for income taxes relating to continuing operations consists of the following:

	2001	2000	1999

(In thousands)
Current:
United States	$1,131	$(6,233)	$821
Foreign	101	291	99
State and local	—	(856)	26

Total current	1,232	(6,798)	946
Deferred:
United States	(1,504)	12,632	1,426
Foreign	—	—	—
State and local	(62)	1,694	931

Total deferred	(1,566)	14,326	2,357

Provision (benefit) for income taxes	$(334)	$7,528	$3,303

      Total net deferred tax assets (liabilities) are comprised of the following:

	2001	2000

(In thousands)
Depreciation	$(1,560)	$(2,822)
Pension	(3,488)	(3,360)
Other	(582)	(301)

Gross deferred tax liabilities	(5,630)	(6,483)

Restructuring	1,846	2,384
Pension and postretirement benefits	4,253	4,076
State loss carryforwards	3,316	3,204
Accrued expenses	3,273	1,248
Inventory reserve	504	724
Bad debt reserve	636	460
Other	1,802	2,821

Gross deferred tax asset	15,630	14,917
Deferred tax assets valuation allowance	(1,885)	(1,885)

Net deferred tax assets	$8,115	$6,549

NASHUA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Reconciliations between income tax provision (benefit) from continuing operations computed using the United States statutory income tax rate and our effective tax rate are as follows:

	2001	2000	1999

United States federal statutory rate (benefit)	(35.0)%	35.0%	35.0%
State and local income taxes, net of federal tax benefit	(1.3)	4.2	4.8
Change in valuation allowance	—	6.1	27.7
Expired net operating loss	—	13.8	—
Non-deductible goodwill	21.7	3.4	—
Tax contingency reserve	—	—	45.7
Other, net	2.6	(4.2)	1.4

Effective tax rate (benefit)	(12.0)%	58.3%	114.6%

      At December 31, 2001, $5.2 million and $2.9 million of net tax assets were included in “Other Current Assets” and “Other Assets,” respectively. At December 31, 2000, $5.6 million and $.9 million of net tax assets were included in “Other Current Assets” and “Other Assets,” respectively. At December 31, 2001 and 2000, $5.1 million and $5.5 million of accrued taxes were included in “Accrued Expenses.”

      At December 31, 2001, we had $3.3 million of state net operating loss carryforwards and $.6 million of alternative minimum tax credit carryforwards, which are available to offset future domestic taxable earnings. The net operating loss carryforward benefits expire as follows: $1.2 million in 2002; and $2.1 million thereafter. The tax credit carryforwards have no expiration date. In the fourth quarter of 2000, we updated our assessment of the realizability of state net operating loss carryforwards taking into consideration current projections of future taxable income, recent product line divestitures and changes in the forecasted timing for deductibility of certain significant temporary differences. Based upon this assessment, we believe that it is more likely than not that $1.9 million of state net operating loss carryforwards will not be realized prior to their expiration. As a result, we recorded a $.8 million charge in the fourth quarter of 2000 to increase our valuation allowance for state net operating loss carryforwards to $1.9 million.

      In December 1999, the Internal Revenue Service (“IRS”) completed an examination of our corporate income tax returns for the years 1995 through 1997 and issued a Notice of Proposed Adjustment which assessed additional taxes of $5.2 million, excluding interest. The assessment represents a total of $14.0 million of adjustments to taxable income for the years under review. The proposed adjustments relate to the deductibility of restructuring and other reserves applicable to continuing and discontinued operations as well as the utilization of foreign net operating losses primarily associated with discontinued operations. We disagree with the position taken by the IRS and filed a formal protest of the proposed adjustments on April 6, 2000. We are working through the IRS appeals process to resolve open issues.

      In December 1998, the IRS completed an examination of our corporate income tax returns for the years 1992 through 1994 and issued a Notice of Proposed Adjustment, which assessed additional taxes of $4.6 million, excluding interest. The assessment represents a total of $18.2 million of adjustments to taxable income for the years under review. The proposed adjustments relate to the deductibility of restructuring and other reserves applicable to discontinued operations as well as certain losses deducted in connection with the divestiture of our Computer Products Division. We disagree with the position taken by the IRS and filed a formal protest of the proposed adjustment on January 12, 1999. We are working through the IRS appeals process to resolve open issues.

      We believe that we will prevail in all material respects against the IRS’ assertions related to the corporate income tax returns filed for the years 1992 through 1994 and that we are adequately reserved for any potential liability that could arise from the resolution of the IRS’ assessment for the years 1995 through 1997. In the

NASHUA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

fourth quarter of 1999, we recorded a charge of $1.3 million in continuing operations, which included $.8 million of interest, and a charge of $4.0 million in discontinued operations primarily to provide for potential liabilities for tax deficiencies that could arise from resolution of the IRS’ examination of the corporate tax returns filed for years 1995 through 1997 and for resolution of the New Hampshire Department of Revenue Administration’s (“DOR”) examination of the corporate income tax returns for the years 1989 through 1992. We settled all outstanding issues for the years 1989 through 1992 with the DOR during the second quarter of 2001 and paid $.5 million, which included interest charges. While we believe that we have provided adequately for our tax liabilities through December 31, 2001, including liabilities related to matters in dispute with taxing authorities, we can provide no assurances that we will prevail in our defense against adjustments proposed in these pending or future federal and state examinations. In addition, we can provide no assurances that the ultimate resolution of these open tax matters will not be in excess of current provisions.

Shareholders’ Equity

      On April 24, 2000, our Board of Directors voted to redeem the stock purchase rights issued pursuant to its Shareholder Rights Plan. In redeeming the rights, a one-time payment of $0.01 per common share was distributed to shareholders of record on May 9, 2000.

      In 1999, our Board of Directors authorized us to repurchase up to an additional 1,000,000 shares of our common stock. As of December 31, 2001, no shares had been purchased under this authorization.

      The following summarizes the changes in selected shareholders’ equity accounts for each of the three years in the period ended December 31, 2001:

	Common Stock		Add’l	Treasury Stock
			Paid-In
	Shares	Par Value	Capital	Shares	Cost

(In thousands, except share data)
Balance, January 1, 1999	6,938,397	$6,938	$15,057	(675,738)	$(10,839)
Stock issued for Director compensation	8,370	9	81	—	—
Restricted stock forfeiture	(31,000)	(31)	(416)	—	—
Deferred compensation forfeiture	—	—	460	—	—
Purchase of treasury shares	—	—	—	(348,080)	(4,083)

Balance, December 31, 1999	6,915,767	$6,916	$15,182	(1,023,818)	$(14,922)
Stock issued for Director compensation	16,834	17	92	—	—
Restricted stock issuances	189,000	189	1,398	—	—
Deferred compensation	—	—	(1,282)	—	—
Restricted stock forfeiture and conversion	(110,000)	(110)	(1,223)	—	—
Deferred compensation forfeiture	—	—	1,101	—	—

Balance, December 31, 2000	7,011,601	$7,012	$15,268	(1,023,818)	$(14,922)
Stock issued for Director compensation	17,948	18	87	—	—
Stock options exercised and related tax benefit	11,100	11	62	—	—
Deferred compensation	—	—	330	—	—
Restricted stock forfeiture	(154,000)	(154)	(530)	—	—
Deferred compensation forfeiture	—	—	684	—	—

Balance, December 31, 2001	6,886,649	$6,887	$15,901	(1,023,818)	$(14,922)

NASHUA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Option and Stock Award Plans

      We had three stock compensation plans at December 31, 2001: the 1987 Stock Option Plan (“1987 Plan”), the 1996 Stock Incentive Plan (“1996 Plan”) and the 1999 Shareholder Value Plan (“1999 Plan”). Awards may no longer be granted under the 1987 Plan. Awards under the 1996 Plan and the 1999 Plan are made at the discretion of our Leadership and Compensation Committee of our Board of Directors (the “Committee”).

      Under the 1987 Plan, nonqualified stock options have been awarded and are currently exercisable. Nonqualified stock options expire 10 years and one day from the date of grant. In the event of a change in control, certain option holders may have a limited right, with respect to options under the plans, to elect to surrender the options and receive cash or shares equal in value to the difference between the option price and the larger of either the highest reported price per share on the New York Stock Exchange during the sixty-day period before the change in control or, if the change in control is the result of certain defined transactions, the highest price per share paid in such defined transactions.

      Nonstatutory stock options and shares of performance based restricted stock have been awarded under the 1996 Plan and the 1999 Plan. Of the 660,000 and 600,000 shares authorized by our Board of Directors for the 1996 and 1999 Plans, respectively, 12,096 and 10,900 shares are available to be awarded as of December 31, 2001. Stock options under the 1996 Plan and the 1999 Plan generally become exercisable either (a) 50 percent on the first anniversary of grant and the remainder on the second anniversary of grant, (b) 100 percent at one year from the date of grant, or (c) otherwise as determined by the Committee. Certain options may become exercisable immediately in the event of a change in control as defined under these plans and option agreements. Nonstatutory stock options under the 1996 Plan expire 10 years and one day from the date of grant, and incentive stock options expire 10 years from the date of grant. Currently, there are no incentive stock options granted under the 1996 Plan. Nonstatutory and incentive stock options granted under the 1999 Plan expire 10 years from the date of grant.

      Performance based restricted stock awards under the 1996 Plan and the 1999 Plan have been granted to certain key executives and are earned only if the closing price of our common stock meets specific target prices for certain defined periods of time or if significant performance based events are achieved. Restrictions on such shares lapse either (i) in equal amounts when the average closing price of our common stock reaches $20 and $25 for a consecutive 10 trading day period; (ii) in equal amounts when the average closing price of our common stock reaches $19 and $21 for a consecutive 10 trading day period; (iii) in equal amounts when the average closing price of our common stock reaches $21 and $23 for a consecutive 10 trading day period; (iv) 50% upon the occurrence of certain significant performance based events and 50% one year thereafter; or (v) 33 1/3 percent per year on each of the three anniversary dates following the date of grant. Shares issued under the plans are initially recorded at their fair market value on the date of grant with a corresponding charge to additional paid-in capital representing the unearned portion of the award. Shares of performance based restricted stock are forfeited if the specified closing prices of our common stock are not met within five years of grant, the executive leaves the Company or if the significant performance based events do not take place within the specified time period.

NASHUA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A summary of the status of our fixed stock option plans as of December 31, 2001, 2000 and 1999 and changes during the years ended on those dates is presented below:

	2001		2000		1999

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding beginning of year	649,735	$10.39	618,435	$11.94	547,370	$15.47
Granted	470,700	4.88	206,200	7.06	275,500	7.50
Exercised	(11,100)	6.63	—	—	—	—
Forfeited — non-vested	(66,625)	5.78	(86,500)	7.10	(2,000)	9.88
Forfeited — exercisable	(131,710)	11.79	(85,900)	16.21	(202,435)	15.47
Expired	(1,500)	34.63	(2,500)	33.88	—	—

Outstanding end of year	909,500	$7.68	649,735	$10.39	618,435	$11.94
Options exercisable at end of year	392,600	$10.94	356,785	$13.01	344,935	$15.48
Weighted average fair value of options granted during the year (exercise price equals market price)		$1.99		$2.91		$3.41

      The following table summarizes information about stock options outstanding at December 31, 2001:

	Options Outstanding			Options Exercisable

			Weighted		Weighted
	Number	Weighted Average	Average	Number	Average
Range of	Outstanding	Remaining	Exercise	Exercisable	Exercise
Exercise Prices	at 12/31/01	Contractual Life	Price	at 12/31/01	Price

$ 4.01 – $ 4.38	280,100	9.2 years	$4.08	30,000	$4.38
$ 5.70 – $ 6.63	303,000	9.3 years	$6.07	85,000	$6.58
$ 8.06 – $11.63	184,775	8.0 years	$8.84	135,975	$9.12
$12.38 – $19.75	122,300	5.2 years	$15.19	122,300	$15.19
$22.63 – $34.63	19,325	1.8 years	$26.17	19,325	$26.17

$ 4.01 – $34.63	909,500	8.3 years	$7.68	392,600	$10.94

      A summary of the status of our restricted stock plans as of December 31, 2001, 2000 and 1999 and changes during the years ended on those dates is presented below:

	2001	2000	1999

Restricted stock outstanding at beginning of year	334,000	255,000	286,000
Granted	—	189,000	—
Forfeited and converted	(187,333)	(110,000)	(31,000)

Restricted stock outstanding at end of year	146,667	334,000	255,000
Weighted average fair value per restricted share at grant date	$—	$8.46	$—
Weighted average share price at grant date	$—	$8.46	$—

      We have adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (“FAS 123”). We continue to measure compensation cost using the intrinsic value based method of accounting prescribed by APB Opinion No. 25. Stock-based compensation recognized in our Consolidated Statement of Operations and Retained Earnings was $.4 million for 2001 and $.1 million for 2000 and 1999. If we had elected to recognize compensation cost based on the fair

NASHUA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

value of the options and restricted stock granted at grant date as prescribed by FAS 123, net income (loss) and income (loss) per share would have decreased (increased) to the pro forma amounts indicated below:

	2001	2000	1999

(In thousands, except per share amounts)
Net income (loss) — as reported	$(2,448)	$5,386	$(4,421)
Net income (loss) — pro forma	$(3,484)	$4,981	$(4,732)

Basic and diluted net loss per common share — as reported	$(.43)	$.95	$(.77)
Basic and diluted net loss per common share — pro forma	$(.61)	$.88	$(.83)

      The assumptions and methods used in estimating the fair value at the grant date of options and restricted shares granted are listed below:

Grant Year

	2001	2000	1999

Volatility of Share Price:
Options	34.0%	31.0%	39.0%
Restricted stock	—	—	—
Dividend yield:
Options	—	—	—
Restricted stock	—	—	—
Interest rate:
Options	4.8%	6.3%	6.2%
Restricted stock	—	—	—
Expected life of options	5.7 years	5.5 years	5.3 years
Valuation methodology:
Options	Black-Scholes Option Pricing Model
Restricted stock	Binomial Pricing Model

      Because the determination of the fair value of all options granted includes vesting periods over several years and additional option grants are expected to be made each year, the above pro forma disclosures are not representative of pro forma effects of reported net income for future periods.

Earnings Per Share (“EPS”)

      Since the effect of stock options which have an exercise price below the average market price of our stock of 39,346 shares in 2001 and 9,900 shares in 1999 would be antidilutive to loss per share computations, Basic EPS and Diluted EPS are identical for the years ended December 31, 2001 and 1999. The computations of EPS for 2001 and 1999 include weighted average shares (denominator) of 5,696,298 and 5,718,224, respectively.

NASHUA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Reconciliation of the numerators and denominators used in our 2000 earnings per share (“EPS”) calculation is presented below:

	Year Ended December 31, 2000

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

(in thousands, except per share data)
Net income	$5,386	—	—

Basic EPS
Income available to common shareholders	$5,386	5,649	$.95
Effect of dilutive securities
Stock options	—	18	—

Diluted EPS
Income available to common shareholders plus assumed conversions	$5,386	5,667	$.95

      Performance based restricted stock of 146,667, 334,000 and 255,000 shares for the years ended December 31, 2001, 2000 and 1999, respectively, was not included in the above computations. Such shares may be issued in the future subject to the occurrence of certain events as described in our “Stock Option and Stock Award Plans” Note.

Commitments and Contingencies

      Rent expense for office equipment, facilities and vehicles was $1.8 million for 2001 and $1.0 million for the years ended December 31, 2000 and 1999. At December 31, 2001, we are committed, under non-cancelable operating leases, to minimum annual rentals as follows: 2002 — $1.1 million; 2003 — $.5 million; 2004 — $.4 million; 2005 — $.3 million and 2006 — $.1 million.

      At December 31, 2001, we had a $1.4 million obligation under standby letters of credit with Fleet Bank-NH and LaSalle Bank, NA.

      During the third quarter of 2001, we entered into supply agreements for laminated and coated products with The Fasson Roll North America division of Avery Dennison (“Avery Dennison”). Under the terms of the agreements, we are committed to purchase a significant portion of the laminated materials we use in our Label Products segment from Avery Dennison through December 31, 2005. If we fail to meet the minimum purchase volumes specified in the agreements, we are subject to financial penalties.

      In August and September 1996, two individual plaintiffs filed lawsuits in the Circuit Court of Cook County, Illinois against us, Cerion, certain directors and officers of Cerion, and our underwriter, on behalf of all persons who purchased the common stock of Cerion between May 24, 1996 and July 9, 1996. These two complaints were consolidated. In March 1997, the same individual plaintiffs joined by a third plaintiff filed a Consolidated Amended Class Action Complaint (the “Consolidated Complaint”). The Consolidated Complaint alleged that, in connection with Cerion’s initial public offering, the defendants issued materially false and misleading statements and omitted the disclosure of material facts regarding, in particular, certain significant customer relationships. In October 1997, the Circuit Court on motion by the defendants, dismissed the Consolidated Complaint. The plaintiffs filed a Second Amended Consolidated Complaint alleging similar claims as the Consolidated Complaint seeking damages and injunctive relief. On May 6, 1998, the Circuit Court, on motion by the defendants, dismissed with prejudice the Second Amended Consolidated Complaint. The plaintiffs filed with the Appellate Court an appeal of the Circuit Court’s ruling. On November 19, 1999, the Appellate Court reversed the Circuit Court’s ruling that dismissed the Second Amended Consolidated

NASHUA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Complaint. The Appellate Court ruled that the Second Amended Consolidated Complaint represented a valid claim and sent the case back to the Circuit Court for further proceedings. On December 27, 1999, we filed a Petition with the Supreme Court of Illinois. In that Petition, we asked the Supreme Court of Illinois to determine whether the Circuit Court or the Appellate Court is correct. Our Petition was denied and the case was sent to the Circuit Court for trial. Discovery is in process. We believe that the lawsuit is without merit and will continue to defend ourselves in this matter.

      We are involved in certain environmental matters and have been designated by the Environmental Protection Agency (“EPA”) as a potentially responsible party for certain hazardous waste sites. In addition, we have been notified by certain state environmental agencies that some of our sites not addressed by the EPA require remedial action. These sites are in various stages of investigation and remediation. Due to the unique physical characteristics of each site, the technology employed, the extended timeframes of each remediation, the interpretation of applicable laws and regulations and the financial viability of other potential participants, our ultimate cost of remediation is difficult to estimate. At December 31, 2001, based on the facts currently known and our prior experience with these matters, we have concluded that there is at least a reasonable possibility that site assessment, remediation and monitoring costs will be incurred. We have estimated a range for these costs of $1.0 million to $1.2 million for our continuing operations and $.1 million to $.2 million for our discontinued operations. These ranges could increase if other potentially responsible parties are unable to bear their allocated share. At December 31, 2001, our accrual balances relating to environmental matters were $1.1 million for continuing operations and $.2 million for discontinued operations. In our view, these represent the most likely amounts within the ranges stated above. Based on information currently available, we believe that it is probable that the major potentially responsible parties will fully pay the costs apportioned to them. We believe that our remediation expense is not likely to have a material adverse effect on our consolidated financial position or results of operations.

Postretirement Benefits

Pension Plans

      We have two pension plans which cover a portion of our regular full-time employees. Benefits under these plans are generally based on years of service and the levels of compensation during those years. Our policy is to fund amounts deductible for income tax purposes. Assets of the plans are invested in common stocks, fixed-income securities and interest-bearing cash equivalent instruments.

Retiree Health Care and Other Benefits

      We also provide certain health care and life insurance benefits to eligible retired employees and their spouses. Salaried participants generally become eligible for retiree health care benefits after reaching age 60 with ten years of service. Benefits, eligibility and cost-sharing provisions for hourly employees vary by location or bargaining unit. Generally, the medical plans are fully insured managed care plans. In 1993, the postretirement benefit plan was changed to share the cost of benefits with all retirees, resulting in an unrecognized benefit which is being amortized over the future service period of the active employees.

NASHUA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Pension Benefits		Postretirement Benefits

	2001	2000	2001	2000

(In thousands)
Change in benefit obligation
Benefit obligation at beginning of year	$56,458	$121,421	$6,619	$6,133
Service cost	1,674	1,600	62	74
Interest cost	4,130	3,729	444	481
Amendments	—	2,494	(226)	—
Settlement	—	(75,621)	—	—
Actuarial loss	396	3,862	148	514
Benefits paid	(1,116)	(1,027)	(655)	(583)

Benefit obligation at end of year	$61,542	$56,458	$6,392	$6,619

Change in plan assets
Fair value of plan assets at beginning of year	$60,473	$138,061	$—	$—
Actual return on plan assets	1,685	(1,600)	—	—
Settlement	—	(75,218)	—	—
Employer contribution	—	—	—	—
Benefits paid	(840)	(770)	—	—

Fair value of plan assets at end of year	$61,318	$60,473	$—	$—

Reconciliation of funded status
Funded status	$(224)	$4,016	$(6,392)	$(6,619)
Unrecognized net actuarial (gain)/loss	4,538	(301)	(2,930)	(3,310)
Unrecognized prior service cost	4,826	5,567	(693)	(545)
Unrecognized net transition asset	(230)	(80)	—	—

Net amount of asset (liability) recognized	$8,910	$9,202	$(10,015)	$(10,474)

The amount recognized in our consolidated balance sheet consists of the following:
Accrued benefit asset (liability)	$8,910	$9,202	$(10,015)	$(10,474)
Additional minimum liability	(64)	(25)	—	—
Intangible asset	64	25	—	—

Net amount of asset (liability) recognized	$8,910	$9,202	$(10,015)	$(10,474)

	Pension Benefits			Postretirement Benefits

	2001	2000	1999	2001	2000	1999

Weighted-average assumptions as of December 31
Discount rate	7.25%	7.25%	7.75%	7.25%	7.25%	7.75%
Expected return on plan assets	9.00%	9.70%	9.70%	—	—	—
Average rate of compensation increase	3.50%	4.00%	4.50%	—	—	—

NASHUA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Net periodic pension and postretirement benefit (income) costs from continuing operations for the plans, exclusive of enhanced early retirement and curtailment costs, includes the following components:

	Pension Benefits			Postretirement Benefits

	2001	2000	1999	2001	2000	1999

(In thousands)
Components of net periodic benefit (income) cost
Service cost	$1,674	$1,600	$1,614	$62	$75	$57
Interest cost	4,130	3,729	8,512	444	481	417
Expected return on plan assets	(6,129)	(5,624)	(11,089)	—	—	—
Amortization of prior service cost	742	1,001	592	(79)	(56)	(56)
Recognized net actuarial (gain)	—	(76)	—	(231)	(232)	(251)
Amortization of transition obligation	150	150	151	—	—	—

Net periodic benefit (income) cost	$567	$780	$(220)	$196	$268	$167

      Our projected benefit obligation, accumulated benefit obligation, and fair value of plan assets, for our supplemental excess retirement plan that has accumulated benefit obligations in excess of plan assets, were $2.9 million, $2.9 million, and $0, respectively, as of December 31, 2001 and $2.8 million, $2.8 million, and $0, respectively, as of December 31, 2000.

      Assumed health care cost trend rates have a significant effect on the amounts reported for our health care plan. The assumed health care cost trend rate was 13.5 percent for 2002 and ranges from 9 percent to 5 percent for future years. A one percentage-point change in assumed health care cost trend rates would have the following effects:

	1-Percentage	1-Percentage
	Point Increase	Point Decrease

(In thousands)
Effect on total of service and interest cost components	$17	$(15)
Effect on accumulated postretirement benefit obligation	$160	$(145)

      Approximately $2.9 million and $2.8 million of our accrued pension cost and $9.4 million and $9.9 million of our accrued postretirement benefits for 2001 and 2000, respectively, are included in “Other long-term liabilities” in our accompanying consolidated balance sheet. Pension assets of $11.8 million and $12.0 million for 2001 and 2000, respectively, are included in “Other assets” in our accompanying consolidated balance sheet. Additionally, approximately $.7 million and $.6 million of our accrued postretirement benefits for 2001 and 2000, respectively, are included in “Accrued expenses” in the accompanying consolidated balance sheet.

      In the first quarter of 2000, we recorded a pretax gain of $18.6 million associated with the purchase of non-participating annuity contracts from Principal Life Insurance Company to settle our pension benefit obligation with respect to retired salaried and hourly employees covered under our pension plans and receiving pension benefits as of December 1, 1999.

NASHUA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Information About Operations

      We have three reportable segments:

(1)	Our Label Products segment converts and sells pressure sensitive labels and tags to distributors and end-users.

(2)	Our Specialty Paper Products segment manufactures various converted paper products sold primarily to domestic converters and re-sellers, end-users and private-label distributors. Our Specialty Paper segment’s product scope includes thermal papers, bond papers, carbonless paper, specialty printed papers, such as ATM receipts and point of sale receipts, large format media papers, dry-gum papers, heat seal papers, small rolls and ribbons.

(3)	Our Imaging Supplies segment produces and sells copier supplies (primarily toner and developer) to distributors, value-added resellers and end-users. Results for the twelve months ended December 31, 2000 and 1999 also included remanufactured laser cartridges, which were discontinued during the first quarter of 2000.

      The accounting policies of our segments are the same as those described in our “Summary of Significant Accounting Policies” Note. Segment data does not include restructuring and other unusual items, and we do not allocate all corporate costs and assets to our divisions. We evaluate the performance of our segments and allocate resources to them based on pretax income before restructuring and other unusual items.

      Our Specialty Paper Products segment was a major supplier of thermal roll stock to our Label Products segment through the third quarter of 2001 and for the years ended December 31, 2000 and 1999. Eliminations primarily represent sales between our Specialty Paper Products and Label Products segments. Sales between segments and between geographic areas are priced at the lowest price offered to unaffiliated customers.

      We have one group of customers under common control that represents ten percent or more of our consolidated revenues. Sales to Wal-Mart and Sam’s Club totaled $27.3 million in 2001, representing sales of $20.4 million for our Specialty Paper Products segment and $6.9 million for our Label Products segment. While no other customer represented ten percent of our consolidated revenues, each of our segments has significant customers. The loss of a significant customer could have a material adverse effect on us or our segments.

      Our reportable segments are strategic business units grouped by product class. We manage them separately because each business requires different technology and marketing strategies.

NASHUA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The table below presents information about our reported segments for the years ended December 31:

				Pretax Income (Loss)
	Net Sales From			From
	Continuing Operations			Continuing Operations			Identifiable Assets

	2001	2000	1999	2001	2000	1999	2001	2000	1999

(In millions)
By Reportable Segment
Label Products	$107.9	$105.1	$78.6	$6.7	$5.4	$6.9	$26.8	$37.6	$31.0
Specialty Paper Products	150.4	138.8	66.3	4.9	7.5	2.6	47.4	54.5	19.8
Imaging Supplies	24.4	27.9	41.1	.2	(4.2)	(1.6)	16.0	16.3	21.6

Reconciling Items:
Eliminations	(10.4)	(19.2)	(15.4)	—	—	—	—	—	—
Other(1)	.2	.5	.2	.4	1.0	(.2)	1.1	.7	.1
Unallocated corporate expenses and assets	—	—	—	(7.6)	(11.1)	(6.8)	52.7	58.6	54.0
Amortization of goodwill	—	—	—	(1.7)	(1.3)	—	—	—	—
Interest (expense) income, net	—	—	—	(2.7)	(2.0)	.7	—	—	—
Pension settlement income	—	—	—	—	18.6	—	—	—	—
Restructuring and other unusual items	—	—	—	(3.0)	(1.0)	1.3	—	—	—
Discontinued operations	—	—	—	—	—	—	1.0	2.8	3.9

Consolidated	$272.5	$253.1	$170.8	$(2.8)	$12.9	$2.9	$145.0	$170.5	$130.4

(1)	Includes activity from operations which falls below the quantitative thresholds for a reportable segment.

      Capital expenditures and depreciation and amortization by reportable segment are set forth below for the years ended December 31:

				Depreciation &
	Capital Expenditures			Amortization

	2001	2000	1999	2001	2000	1999

(In millions)
Label Products	$.7	$1.4	$3.5	$2.9	$2.9	$2.0
Specialty Paper Products	.9	4.7	1.2	3.2	2.7	1.9
Imaging Supplies	.5	3.1	3.0	1.5	2.0	1.9

Reconciling Items:
Other(1)	—	—	—	—	—	.1
Goodwill	—	—	—	1.7	1.1	—
Corporate	.3	.4	.2	.4	.6	.5

Consolidated	$2.4	$9.6	$7.9	$9.7	$9.3	$6.4

(1)	Includes activity from operations which falls below the quantitative thresholds for a reportable segment.

NASHUA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following is information by geographic area as of and for the years ended December 31:

	Net Sales From
	Continuing Operations			Long-Lived Assets

	2001	2000	1999	2001	2000	1999

(In millions)
By Geographic Area
United States	$272.4	$251.8	$169.1	$86.2	$97.2	$40.4
Europe	.1	1.3	1.7	—	—	—

Reconciling Items:
Discontinued Operations	—	—	—	.9	.8	.8
Deferred tax assets	—	—	—	2.9	.9	9.7

Consolidated	$272.5	$253.1	$170.8	$90.0	$98.9	$50.9

      Net sales from continuing operations by geographic area are based upon the geographic location from which the goods were shipped and not the customer location.

Quarterly Operating Results (Unaudited)

      Our quarterly operating results based on our use of 13-week periods are as follows:

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter	Year

(In millions, except per share data)
2001
Net sales	$68,302	$69,069	$69,523	$65,616	$272,510
Gross margin	13,723	14,359	14,620	13,139	55,841
Net income (loss)(3)	(212)	171	(1,784)	(623)	(2,448)
Earnings (loss) per common share(3)	(.04)	.03	(.31)	(.11)	(.43)
Market price:
High	5.87	7.05	7.85	6.10	7.85
Low	3.06	3.95	5.35	4.80	3.06
2000(1)
Net sales	$44,010	$68,723	$73,310	$67,079	$253,122
Gross margin	8,922	15,373	14,031	12,439	50,765
Net income (loss)(2)	9,841	202	(1,035)	(3,622)	5,386
Earnings (loss) per common share(2)	1.75	.04	(.18)	(0.64)	.95
Market price:
High	10.31	9.00	10.13	8.25	10.31
Low	7.19	7.63	7.81	3.56	3.56

(1)	We acquired Rittenhouse on April 17, 2000, as described in the “Business Changes” Note. The operations of Rittenhouse have been included in our quarterly operating results since the date of acquisition.

(2)	The first quarter includes a pretax gain of $18.6 million associated with the purchase of non-participating annuity contracts to settle our pension benefit obligation with respect to the retired salaried and hourly employees covered under our pension plans and receiving pension benefits as of December 1, 1999. The

NASHUA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

first quarter also includes a pretax restructuring charge of $1.5 million related to the discontinuance of our remanufactured laser cartridge product line. The third quarter includes unusual pretax income of $.1 million resulting from a reduction in the reserve established in the first quarter for our discontinued cartridge product line. The fourth quarter includes a tax adjustment of $2.5 million relating to the write-off of expired net loss carryforwards and for non-deductible goodwill resulting from our decision in the fourth quarter to forego the treatment of the Rittenhouse acquisition as an asset purchase for tax purposes. The fourth quarter also includes net unusual pretax income of $.4 million consisting primarily of unusual income resulting from the reversal of a loss accrual relating to the settlement of a patent infringement lawsuit against us, partially offset by restructuring charges associated with workforce reductions at Corporate and in our Imaging Supplies segment.

(3)	The first quarter includes a pretax restructuring charge of $.1 million related primarily to workforce reductions in our Toner division. The third quarter includes a net pretax restructuring charge of $3.0 million related to the shutdown of our Label lamination business, partially offset by unusual income from the sale of land in Merrimack, NH. The fourth quarter includes net pretax unusual income of $.2 million resulting from a legal settlement associated with the acquired Rittenhouse businesses, partially offset by a restructuring charge associated with outsourcing our toner filling operation and an additional restructuring charge resulting from the shutdown of our lamination business.

Common Stock Information (Unaudited)

      Our stock is traded on the New York Stock Exchange under the trading symbol “NSH.” At December 31, 2001, there were 1,187 record holders of our common stock.

Related Parties

      Rent expense incurred on property and equipment leases with various entities owned by one of our directors and executive officers and his affiliates was $.3 million in 2001 and 2000. There were no material related party transactions in 1999.

SCHEDULE II

NASHUA CORPORATION AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS

	Balance at
	Previous					Balance at
Description	End of Year	Additions		Deductions		End of Year

(In thousands)
DECEMBER 31, 2001:
Allowance for doubtful accounts	$1,035	$1,296	(c)	$(1,090	)(d)	$1,241
Valuation allowance on state net operating loss carryforwards	1,885	—		—		1,885
DECEMBER 31, 2000:
Allowance for doubtful accounts	$1,327	$1,478	(a)	$(1,770	)(b)	$1,035
Valuation allowance on state net operating loss carryforwards	1,100	785		—		1,885
DECEMBER 31, 1999:
Allowance for doubtful accounts	$866	$647	(c)	$(186	)(d)	$1,327
Valuation allowance on state net operating loss carryforwards	300	800		—		1,100

(a)	Includes the impact of the Rittenhouse acquisition and amounts charged to costs and expenses.

(b)	Includes the impact of the Rittenhouse acquisition and accounts deemed uncollectible.

(c)	Includes amounts charged to costs and expenses.

(d)	Includes accounts deemed uncollectible.

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of Nashua Corporation:

      We have audited the accompanying consolidated balance sheets of Nashua Corporation as of December 31, 2001 and 2000 and the related consolidated statements of operations and retained earnings, and cash flows for each of the two years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. The financial statements and schedule of the Company for the year ended December 31, 1999 were audited by other auditors whose report dated February 18, 2000, expressed an unqualified opinion on those statements.

      We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nashua Corporation at December 31, 2001 and 2000, and the consolidated results of its operations and retained earnings and its cash flows for each of the two years then ended, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

ERNST & YOUNG LLP

Manchester, New Hampshire

February 6, 2002, except for the “Indebtedness and
Subsequent Event” Note, as to which the date is
March 1, 2002

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Nashua Corporation:

      In our opinion, the consolidated statements of operations and retained earnings and of cash flows for the year ended December 31, 1999 present fairly, in all material respects, the results of operations and cash flows of Nashua Corporation and its subsidiaries for the year ended December 31, 1999 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Boston, Massachusetts

February 18, 2000

REPORT OF INDEPENDENT ACCOUNTANTS

ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Shareholders of Nashua Corporation:

      Our audit of the consolidated financial statements referred to in our report dated February 18, 2000 appearing in this Annual Report on Form 10-K also included an audit of the financial statement schedule listed in Item 14(a) of this Form 10-K. In our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

Boston, Massachusetts

February 18, 2000

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      On March 15, 2000, we filed a current report on Form 8-K with respect to a change in our independent auditors.

PART III

Item 10.     Directors and Executive Officers of the Registrant

Directors

      The information required by this Item with respect to directors will be included in our definitive Proxy Statement for our Annual Meeting of Stockholders to be held on May 1, 2002, and is incorporated herein by reference.

Executive Officers of the Registrant

      The information required by this Item with respect to our executive officers is contained in Part I of this Form 10-K.

Item 11.     Executive Compensation

      The information required by this Item will be included in our definitive Proxy Statement for our Annual Meeting of Stockholders to be held on May 1, 2002, and is incorporated herein by reference.

Item 12.     Security Ownership of Certain Beneficial Owners and Management

      The information required by this Item with respect to directors will be included in our definitive Proxy Statement for our Annual Meeting of Stockholders to be held on May 1, 2002, and is incorporated herein by reference.

Item 13.     Certain Relationships and Related Transactions

      The information required by this Item with respect to our directors will be included in our definitive Proxy Statement for our Annual Meeting of Stockholders to be held on May 1, 2002, and is incorporated herein by reference.

Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a) The following documents are included in Item 8 of Part II of this Form 10-K:

(1)	Financial statements:

Consolidated statements of operations and retained earnings for each of the three years ended December 31, 2001, 2000 and 1999

Consolidated balance sheets at December 31, 2001 and December 31, 2000

Consolidated statements of cash flows for each of the three years ended December 31, 2001, 2000 and 1999

Notes to consolidated financial statements

Report of independent auditors

(2)	Financial statement schedule:

Report of independent auditors on financial statement schedule

Schedule II — Valuation and qualifying accounts for each of the three years ended December 31, 2001, 2000 and 1999

The financial statement schedule should be read in conjunction with our financial statements included in Item 8 of Part II of this Form 10-K. All other schedules have been omitted as they are not applicable, not required, or the information is included in the consolidated financial statements or notes to the consolidated financial statements.

           (3) Exhibits:

	3.01	Certificate of Incorporation, as amended. Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 1989.
	3.02	By-laws, as amended. Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2000.
	4.01	Revolving Credit and Term Loan Agreement entered into as of April 14, 2000 by and among Nashua Corporation, Fleet Bank-NH and LaSalle Bank, NA. Incorporated by reference to our Current Report on Form 8-K dated April 14, 2000 and filed on April 19, 2000.
	4.02	Amendment to the Revolving Credit and Term Loan Agreement as of October 23, 2000 by and among Nashua Corporation, Fleet National Bank and LaSalle Bank, NA. Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended September 29, 2000.
	4.03	Amendment to the Revolving Credit and Term Loan Agreement dated February 28, 2001 by and among Nashua Corporation, Fleet National Bank and LaSalle Bank, NA. Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2000.
	4.04	Amendment to the Revolving Credit and Term Loan Agreement, dated May 31, 2001 by and among Nashua Corporation, Fleet National Bank and LaSalle Bank, NA. Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 29, 2001.
	4.05	Credit Agreements, dated March 1, 2002 by and among Nashua Corporation, LaSalle Bank, NH and Fleet National Bank. Incorporated by reference to our Current Report on Form 8-K dated March 14, 2002.
+	10.01	Amended and Restated 1987 Stock Option Plan. Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 1997.
+	10.02	1993 Stock Incentive Plan. Incorporated by reference to our Proxy Statement filed on March 19, 1993.
+	10.03	Amended and Restated 1996 Stock Incentive Plan. Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended April 2, 1999.
+	10.04	1999 Shareholder Value Plan. Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended April 2, 1999.
+	10.05	Employment Agreement, dated as of April 14, 2000 between Nashua Corporation and Andrew B. Albert. Incorporated by reference to our Current Report on Form 8-K dated April 14, 2000 and filed on April 18, 2000.
+	10.06	Change of Control and Severance Agreement, dated as of June 24, 1998 between Nashua Corporation and John L. Patenaude. Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended July 3, 1998.
+	10.07	Change of Control and Severance Agreement, dated as of June 24, 1998 between Nashua Corporation and Joseph R. Matson. Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended July 3, 1998.
+	10.08	Change of Control and Severance Agreement, dated as of December 15, 2000 between Nashua Corporation and Robert S. Amrein. Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2000.
+	10.09	Change of Control and Severance Agreement, dated as of July 19, 1999 between Nashua Corporation and John J. Ireland. Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended October 1, 1999.

+	10.10		Change of Control and Severance Agreement, dated as of February 25, 2000 between Nashua Corporation and Donna J. DiGiovine. Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 1999.
+	10.11		Management Incentive Plan. Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 1999.
+	10.12		Form of Indemnification Agreement between Nashua Corporation and its directors and executive officers. Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2000.
+	10.13		Deferred Compensation Agreement dated as of December 23, 1996 between Rittenhouse Paper Company and Thomas R. Pagel. Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2000.
	10.14		Lease Agreement, dated December 19, 1994 between Nashua Corporation and Sun Life Assurance Company of Canada. Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2000.
	10.15		Master Agreement dated as of July 2, 2001, between Nashua Corporation and the Fasson Roll North America division of Avery Dennison Corporation. Incorporated by reference to our Current Report on Form 8-K dated July 9, 2001 and filed on July 12, 2001.
	11.01	*	Statement regarding Computation of Earnings Per Share and Common Equivalent Share.
	21.01	*	Subsidiaries of the Registrant.
	23.01	*	Consent of Ernst & Young LLP.
	23.02	*	Consent of PricewaterhouseCoopers LLP.
	24.01	*	Powers of Attorney.

*	— Filed herewith.

+ —	Identifies exhibits constituting management contracts or compensatory plans or other arrangements required to be filed as an exhibit to this Annual Report on Form 10-K.

(4)	Reports on Form 8-K:

No reports on Form 8-K were filed by the Company during the three months ended December 31, 2001.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NASHUA CORPORATION

BY:	/s/ JOHN L. PATENAUDE

JOHN L. PATENAUDE
Vice President-Finance and
Chief Financial Officer

Date: March 15, 2002

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ANDREW B. ALBERT Andrew B. Albert	Chairman, President and Chief Executive Officer (principal executive officer)	March 15, 2002
/s/ JOHN L. PATENAUDE John L. Patenaude	Vice President-Finance and Chief Financial Officer (principal financial officer)	March 15, 2002
/s/ JOSEPH R. MATSON Joseph R. Matson	Vice President, Corporate Controller and Chief Accounting Officer (principal accounting officer)	March 15, 2002

* Sheldon A. Buckler	Director
* Avrum Gray	Director
* Mark E. Schwarz	Director
* John M. Kucharski	Director
* George R. Mrkonic, Jr.	Director
* Peter J. Murphy	Director
* James F. Orr III	Director
By: /s/ JOHN L. PATENAUDE John L. Patenaude Attorney-In-Fact		March 15, 2002