Form 10-Q
period 2002-03-29
NASHUA CORP
filed 2002-05-09
CIK 69680

FORM 10-Q

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended
MARCH 29, 2002
or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number 1-5492-1

Nashua Corporation
(Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	02-0170100 (IRS Employer Identification No.)

Trafalgar Square, 2nd Floor Nashua, New Hampshire (Address of principal executive offices)	03063 (Zip Code)

Registrant’s telephone number, including area code: (603) 880-2323

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

YES   X                        NO

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

     As of May 3, 2002, the Company had 5,853,109 shares of Common
Stock, par value $1 per share, outstanding.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
NASHUA CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS
NASHUA CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
NASHUA CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
BASIS OF PRESENTATION
GOODWILL — ADOPTION OF STATEMENT OF FINANCIAL ACCOUNTING STANDARD NO. 142 (“FAS 142”)
INDEBTEDNESS
RESTRUCTURING AND UNUSUAL CHARGES
SEGMENT AND RELATED INFORMATION
CONTINGENCIES
SUBSEQUENT EVENT
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS — FOR THE QUARTER
RESULTS OF OPERATIONS BY REPORTABLE OPERATING SEGMENT FOR THE QUARTER
LABEL PRODUCTS SEGMENT
SPECIALTY PAPER PRODUCTS SEGMENT
IMAGING SUPPLIES SEGMENT
LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
ITEM 5. OTHER INFORMATION
MATTERS AFFECTING FUTURE RESULTS
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NASHUA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)
	March 29, 2002	December 31,
	(Unaudited)	2001

ASSETS:
Cash and cash equivalents	$658	$1,063
Accounts receivable	27,951	26,708
Inventories
Raw materials	9,932	10,283
Work in process	2,571	2,134
Finished goods	8,632	8,290

	21,135	20,707
Other current assets	6,173	6,536

Total current assets	55,917	55,014

Plant and equipment	85,926	86,270
Accumulated depreciation	(42,235)	(41,411)

	43,691	44,859

Goodwill, net of amortization	28,906	28,906
Other assets	16,411	16,267

Total assets	$144,925	$145,046

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Accounts payable	$17,554	$19,034
Accrued expenses	15,950	17,452
Current maturities of long-term debt	2,000	2,000

Total current liabilities	35,504	38,486

Long-term debt	25,563	23,280
Other long-term liabilities	13,111	12,883

Total long-term liabilities	38,674	36,163

Common stock	6,860	6,887
Additional paid-in capital	16,135	15,901
Retained earnings	62,674	62,531
Treasury stock, at cost	(14,922)	(14,922)

Total shareholders’ equity	70,747	70,397

Total liabilities and shareholders’ equity	$144,925	$145,046

     The accompanying notes are an integral part of the condensed consolidated financial statements.

NASHUA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

(In thousands, except per share data)	Three Months Ended

	March 29,	March 30,
	2002	2001

Net sales	$64,523	$68,302
Cost of products sold	52,003	54,579

Gross margin	12,520	13,723

Selling, distribution and administrative expenses	11,101	12,484
Research and development expense	779	727
Restructuring and unusual charges	—	145
Income from equity investment	—	(24)
Interest expense, net	394	950

Income (loss) before income taxes	246	(559)
Provision (benefit) for income taxes	103	(347)

Net income (loss)	$143	$(212)

Basic earnings per share:
Net income (loss) per common share	$0.02	$(0.04)

Average common shares	5,722	5,654

Diluted earnings per share:
Net income (loss) per common share assuming dilution	$0.02	$(0.04)

Dilutive effect of stock options	66	—

Average common and potential common shares	5,788	5,654

     The accompanying notes are an integral part of the condensed consolidated financial statements.

NASHUA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(In thousands)
	Three Months Ended

	March 29,	March 30,
	2002	2001

Cash flows from operating activities of continuing operations:
Net income (loss)	$143	$(212)
Adjustments to reconcile net income (loss) to cash used in continuing operating activities:
Depreciation and amortization	1,870	2,408
Net change in working capital	(4,284)	(3,166)
Other	211	(548)

Cash used in continuing operating activities	(2,060)	(1,518)

Cash flows from investing activities of continuing operations:
Investment in plant and equipment	(665)	(497)

Cash used in investing activities of continuing operations	(665)	(497)

Cash flows from financing activities of continuing operations:
Scheduled principal repayments on term portion of long-term debt	(500)	(128)
Repayment on refinancing	(27,630)	—
Proceeds from refinancing	27,688	—
Net proceeds from (repayments on) revolving portion of long-term debt	2,725	(163)
Proceeds from shares issued under stock option plans	118	—

Cash provided by (used in) financing activities of continuing operations	2,401	(291)

Cash provided by (used in) activities of discontinued operation	(81)	1,868

Decrease in cash and cash equivalents	(405)	(438)
Cash and cash equivalents at beginning of period	1,063	1,035

Cash and cash equivalents at end of period	$658	$597

Interest paid	$454	$860

Income taxes paid for continuing operations, net	$1	$9

     The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying financial statements contain all adjustments consisting of normal recurring accruals necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The accompanying financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in Nashua Corporation’s Annual Report on Form 10-K for the year ended December 31, 2001.

     Certain amounts from the prior year have been reclassified to conform to the current year presentation.

Goodwill — Adoption of Statement of Financial Accounting Standard No. 142 (“FAS 142”)

     The carrying amounts of goodwill for the year ended December 31, 2001 and for the three months ended March 29, 2002, are as follows:

	March 29,	December 31,
(In thousands)	2002	2001

Specialty Paper Products	$13,586	$13,586
Label Products	15,320	15,320

Total	$28,906	$28,906

     Goodwill was tested for impairment on January 1, 2002 for both the Specialty Paper Products and Label Products reporting units. We computed the fair value of our reporting units based on a discounted cash flow model and compared the result to the book value of each unit. Fair value exceeded book value for each reporting unit as of our valuation date of January 1, 2002. These impairment tests are required to be performed at adoption of SFAS 142 and at least annually thereafter. On an ongoing basis (absent any impairment indicators), we expect to perform our impairment tests during our fourth quarter.

     Reconciliations between reported net income and earnings per share and adjusted net income and earnings per share are as follows:

	Three Months Ended

	March 29,	March 30,
	2002	2001

Reported net income	$143	$(212)
Goodwill amortization	—	396

Adjusted net income	$143	$184

BASIC AND DILUTED EARNINGS PER SHARE
Reported net income	$.02	$(.04)
Goodwill amortization	—	.07

Adjusted net income	$.02	$.03

Indebtedness

     On March 1, 2002, we entered into a Credit Agreement with LaSalle Bank, NA as Agent and Issuing Bank and Fleet National Bank. The Credit Agreement consists of a term loan of $10 million and a revolving loan commitment of $30 million. Borrowings under this agreement are collateralized by a security interest in our accounts receivable, inventory, certain machinery and equipment and real estate located in Merrimack, NH. This Credit Agreement replaced our prior Loan Agreement dated April 14, 2000. Interest on loans outstanding, at our option, are either at a rate per annum equal to the Base Rate (prime) or LIBOR, plus applicable margin. The initial Base Rate margin is .75 percent per annum through June 30, 2002, after which it ranges from zero up to .75 percent per annum based on our total debt to earnings before interest, income taxes, depreciation and amortization (“EBITDA”) ratio. The initial LIBOR margin is 2.75 percent per annum through June 30, 2002, after which it ranges from 1.75 percent per annum up to 2.75 percent per annum based on our total debt to EBITDA ratio. We are also subject to a non-use fee for any unutilized portion of our revolving loan that ranges from .25 percent to .50 percent based on our total debt to EBITDA ratio. The revolving loan commitment is subject to certain limitations, such as the maximum principal amount is the lesser of (a) $30 million, or (b) our borrowing base, which is defined as the sum of 80 percent of our eligible accounts receivable, plus the lesser of (i) 50 percent of our eligible inventory or (ii) $12 million. This Credit Agreement matures on February 28, 2005. We are required to maintain certain financial covenants, such as a Funded Debt to EBITDA Ratio, Minimum EBITDA levels and a Fixed Charge Coverage Ratio as defined in our Credit Agreement. Furthermore, without prior consent of our lenders, the Credit Agreement limits, among other things, the payment of dividends, capital expenditures, the incurrence of additional debt and restricts the sale of certain assets and merger or acquisition activities. The Credit Agreement allows Fleet National Bank, at its option, to terminate its commitment if, by December 31, 2002, we do not reincorporate in the Commonwealth of Massachusetts and eliminate our current requirement for shareholder approval for granting a mortgage or lien upon all or substantially all of our property or assets.

Restructuring and Unusual Charges

     Restructuring and unusual charges for the three months ended March 30, 2001 of approximately $145,000 related to a workforce reduction in the Toner Division of our Imaging Supplies segment.

     Details of our restructuring reserves for continuing operations included in “Accrued Expenses” in our consolidated balance sheet and activity recorded during the first quarter of 2002 are as follows:

(In thousands)	Balance	Current	Current	Balance
	December 31,	Period	Period	March 29,
	2001	Provision	Utilization	2002

Provisions for severance related to workforce reductions	$1,179	$—	$(428)	$751
Provisions for assets to be sold or discarded	386	—	—	386
Other	422	—	(64)	358

Total	$1,987	$—	$(492)	$1,495

     Restructuring reserves relate primarily to the shutdown of our lamination business in our Label Products segment, which was completed during 2001, and the outsourcing of our toner filling operation within our Imaging Supplies segment, which is expected to be completed during the first half of 2002. Our 2001 provision for workforce reductions included severance for 29 employees in our toner filling operation and 97 employees in our discontinued lamination business.

Segment and Related Information

The table below presents information about reportable segments.

For The Quarter

(In thousands)	Net Sales		Pretax Income (Loss)

	Three Months Ended		Three Months Ended

	March 29, 2002	March 30, 2001	March 29, 2002	March 30, 2001

Label Products	$23,069	$28,003	$961	$1,720
Specialty Paper Products	35,832	38,753	1,282	1,166
Imaging Supplies	6,059	5,839	265	(237)

Reconciling items:
Eliminations	(468)	(4,413)	—	—
Other	31	120	8	295
Unallocated corporate expenses	—	—	(1,876)	(2,012)
Amortization of goodwill	—	—	—	(396)
Interest expense, net	—	—	(394)	(950)
Restructuring and unusual charges	—	—	—	(145)

Consolidated	$64,523	$68,302	$246	$(559)

Contingencies

In December 1998, the Internal Revenue Service (“IRS”) completed an examination of our corporate income tax returns for the years 1992 through 1994 and issued a Notice of Proposed Adjustment which assessed additional taxes of $4.6 million, excluding interest. This assessment represents a total of $18.2 million of adjustments to taxable income for the years under review. The proposed adjustments relate to the deductibility of restructuring and other reserves applicable to discontinued operations as well as certain losses deducted in connection with the divestiture of our Computer Products Division. We disagree with the positions taken by the IRS and filed a formal protest of the proposed adjustment on January 12, 1999. We are working through the IRS appeals process to resolve open issues.

In December 1999, the IRS completed an examination of our corporate income tax returns for the years 1995 through 1997 and issued a Notice of Proposed Adjustment which assessed additional taxes of $5.2 million, excluding interest. This assessment represents a total of $14.0 million of adjustments to taxable income for the years under review. The proposed adjustments relate to the deductibility of restructuring and other reserves for continuing and discontinued operations and the utilization of foreign net operating losses associated with discontinued operations. We disagree with the position taken by the IRS and filed a formal protest of their proposed adjustments on April 6, 2000. We are working through the IRS appeals process to resolve open issues.

We believe that we will prevail in all material respects against the IRS’ assertions related to the corporate income tax returns filed for the years 1992 through 1994 and that we are adequately reserved for any potential liability that could arise from the resolution of the IRS’ assessment for the years 1995 through 1997. While we believe that we have provided adequately for our tax liabilities through March 29, 2002, including liabilities related to matters in dispute with taxing authorities, we can provide no assurances that we will prevail in our defense against adjustments proposed in these pending or future federal and state examinations. In addition, we can provide no assurances that the ultimate resolution of these open tax matters will not be in excess of current provisions.

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

We are involved in certain environmental matters and have been designated by the Environmental Protection Agency (“EPA”) as a potentially responsible party for certain hazardous waste sites. In addition, we have been notified by certain state environmental agencies that some of our sites not addressed by the EPA require remedial action. These sites are in various stages of investigation and remediation. Due to the unique physical characteristics of each site, the technology employed, the extended timeframes of each remediation, the interpretation of applicable laws and regulations and the financial viability of other potential participants, our ultimate cost of remediation is difficult to estimate. At March 29, 2002, based on the facts currently known and our prior experience with these matters, we have concluded that there is at least a reasonable possibility that site assessment, remediation and monitoring costs will be incurred. We have estimated a range for these costs of $.9 million to $1.1 million for our continuing operations and $.1 million to $.2 million for our discontinued operations. These ranges could increase if other potentially responsible parties are unable to bear their allocated share. At March 29, 2002, our accrual balances relating to environmental matters were $1.0 million for continuing operations and $.2 million for discontinued operations. In our view, these represent the most likely amounts within the ranges stated above. Based on information currently available, we believe that it is probable that the major potentially responsible parties will fully pay the costs apportioned to them. We believe that our remediation expense is not likely to have a material adverse effect on our consolidated financial position or results of operations.

Subsequent Event

On April 1, 2002, we acquired the assets of Computer Imaging Supplies Inc., a privately held manufacturer and marketer of proprietary security products for the point-of-sale transaction industry and of inkjet and toner cartridges. The security products of Computer Imaging Supplies include multi-color ribbons and specialized inks that prevent unauthorized duplication of receipts. Computer Imaging Supplies’ inkjet and toner cartridge products will expand our product range. Computer Imaging Supplies had 2001 net sales revenues of approximately $6 million. Operating activity for Computer Imaging Supplies will be reported as part of our Specialty Paper Products segment.

On May 1, 2002, our stockholders approved the reincorporation of Nashua in the Commonwealth of Massachusetts. We are currently incorporated in the State of Delaware. Reincorporation is expected to be completed during the second quarter of 2002.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations — For the Quarter

Quarterly sales decreased by $3.8 million, or 5.5 percent, to $64.5 million from first quarter 2001 sales of $68.3 million. Decreased sales in the Label Products and Specialty Paper Products segments more than offset improvement in the Imaging Supplies segment. Gross margin decreased to $12.5 million, or 19.4 percent, for the first quarter of 2002 compared to $13.7 million, or 20.1 percent, for the first quarter of 2001. Gross margin improvements in the Imaging Supplies and Specialty Paper Products segments were more than offset by a decline in the Label Products segment. Selling and distribution expenses, as a percent of sales, decreased from 10.8 percent for the first quarter of 2001 to 10.0 percent for the first quarter of 2002 due primarily to improvement in the Imaging Supplies segment. Administrative expenses, as a percentage of sales, decreased to 7.2 percent for the first quarter of 2002 from 7.5 percent for the first quarter of 2001. Prior year administrative costs were higher primarily due to the amortization of goodwill. Research and development expenses increased slightly to $.8 million or 1.2 percent of sales from $.7 million or 1.1 percent of sales for the first quarter of 2001. Net interest expense declined $.6 million from $1.0 million for the first quarter of 2001 to $.4 million for the first quarter of 2002 due to decreased debt and decreased interest rates. Our pretax income was $.2 million compared to a loss of $.6 million for the first quarter of 2001. Improvements in the profitability of our Imaging Supplies and Specialty Paper Products segments and a decrease in our corporate expenses and interest expense were partially offset by a decline in the profitability of our Label Products segment. Corporate administrative expenses declined mainly due to a decrease in integration costs, and staff reductions resulting from the Rittenhouse acquisition. We completed the integration of Rittenhouse Paper Company’s corporate functions into our corporate group during 2001. We also benefited from the elimination of goodwill amortization under FAS 142, which was $.4 million in the first quarter of 2001. Pretax loss for the first quarter of 2001 also included restructuring charges of $145,000 related to a workforce reduction in the Imaging Supplies segment.

     Net income for the first quarter of 2002 was $143,000, or $.02 per share, compared to a net loss of $212,000, or $.04 per share, in the first quarter of 2001.

     Details of our restructuring reserves for continuing operations included in “Accrued Expenses” in our consolidated balance sheet and activity recorded during the first quarter of 2002 are as follows:

(In thousands)	Balance	Current	Current	Balance
	December 31,	Period	Period	March 29,
	2001	Provision	Utilization	2002

Provisions for severance related to workforce reductions	$1,179	$—	$(428)	$751
Provisions for assets to be sold or discarded	386	—	—	386
Other	422	—	(64)	358

Total	$1,987	$—	$(492)	$1,495

     Restructuring reserves relate primarily to the shutdown of our lamination business in our Label Products segment completed during 2001 and the outsourcing of our toner filling operation within our Imaging Supplies segment expected to be completed in the first half of 2002.

     The estimated annual effective income tax rate was a provision of 42 percent as of March 29, 2002 and is higher than the U.S. statutory rate principally due to the impact of state income taxes. The change in the estimated annual effective rate from 62 percent for the first quarter of 2001 to 42 percent for the first quarter of 2002 is primarily due to the impact of non-deductible goodwill amortization during 2001.

Results of Operations by Reportable Operating Segment for the Quarter

Label Products Segment

     Our Label Products segment reported a 17.6 percent, or $4.9 million, decrease in sales for the first quarter of 2002 to $23.1 million, compared to $28.0 million for the same period last year. This decline was primarily attributable to the discontinuance of the lamination product line during the third quarter of 2001, reduced volume for our thermal labels sold to the supermarket industry and the impact of the economic downturn. Sales for the discontinued lamination product line were $3.2 million during the first quarter of 2001.

     Gross margin decreased by $1.1 million, or 22.7 percent, to $3.9 million from $5.0 million for the first quarter of 2001, primarily due to lower sales revenues and a decline in gross margin percentage. Gross margin percentage declined from 18.0 percent to 16.9 percent, mainly due to unfavorable absorption on lower volumes for our thermal labels and pricing pressures, certain manufacturing inefficiencies relating to a new product and an unfavorable product mix for our transportation label product line. Gross margin for the discontinued lamination product line was $.4 million during the first quarter of 2001.

     The segment’s pretax income decreased $.7 million to $1.0 million for the first quarter of 2002, compared to $1.7 million in the first quarter of 2001. This decline is attributable to a lower gross margin, partially offset by a reduction in selling and distribution expenses.

Specialty Paper Products Segment

     Our Specialty Paper Products segment reported a $3.0 million or 7.5 percent decrease in sales for the first quarter of 2002 to $35.8 million, compared to $38.8 million for the same period last year. This decrease was mainly attributable to reduced sales volumes for our Perfect Print product line in our converting business and ticket and tag product line in our coating business resulting from weakness in the transportation, entertainment and retail industries.

     Gross margin percentage for our Specialty Paper Products segment improved from 19.0 percent for the first quarter of 2001 to 19.6 percent for the first quarter of 2002. Cost containment and our pursuit of higher margin business were the primary reasons for the improvement in gross margin percentage. The improvement in gross margin percentage was offset by lower sales revenues, resulting in a decline in gross margin for the segment of $.4 million or 4.5 percent. Gross margin for the first quarter of 2002 was $7.0 million, compared to $7.4 million for the same period in 2001.

     The segment’s pretax income for the quarter improved by $.1 million to $1.3 million, compared to $1.2 million in the first quarter of 2001. This increase is mainly attributable to lower selling, distribution and administrative expenses.

Imaging Supplies Segment

     Our Imaging Supplies segment reported a $.3 million, or 3.8 percent, increase in sales to $6.1 million for the first quarter of 2002, compared to $5.8 million for the same period last year. This improvement was primarily due to increased sales of resin products. Sales of our toner products were flat, with increased sales of private-label toners for use in Ricoh copiers offset by a decline in Xerox toners sold through our end-user sales channel.

     Gross margin percentage increased from 21.1 percent to 25.7 percent, due to improved manufacturing yields and increased plant utilization relating to increased sales. The segment’s gross margin percentage also benefited from staff and cost reductions. Higher sales revenues and an improved gross margin percentage resulted in a $.3 million, or 26.5 percent, improvement in gross margin to $1.6 million for the first quarter of 2002.

     The segment’s pretax income for the first quarter of 2002 was $.3 million, an improvement of $.5 million compared to a loss of $.2 million for the first quarter of 2001. Improved results were primarily due to the improvement in gross margin of $.3 million and a reduction in selling and distribution expenses of $.2 million. The decrease in selling and distribution expenses was associated with the discontinuance of an outsourcing arrangement for telemarketing and customer service, the decline in sales for our end-user sales channel and staff reductions.

Liquidity, Capital Resources and Financial Condition

     Cash and cash equivalents decreased $.4 million from $1.1 million at December 31, 2001 to $.7 million at March 29, 2002. Cash used in operating and investing activities for the first quarter of 2002 was partially offset by cash provided by financing activities. Cash used by continuing operating activities of $2.1 million consisted primarily of increases in accounts receivable and inventories and decreases in accounts payable and accrued expenses, partially offset by cash flow from operations. Net cash used in investing activities of $.7 million consisted of capital expenditures across all segments. Net cash provided by financing activities of $2.4 million consisted of additional borrowings under our Credit Agreement and proceeds from shares issued under stock option plans.

Working capital increased by $3.9 million from $16.5 million at December 31, 2001 to $20.4 million at March 29, 2002. Increases in accounts receivable and inventory, along with decreases in accounts payable and accrued expenses, more than offset decreases in cash and other current assets.

On March 1, 2002, we entered into a Credit Agreement with LaSalle Bank, NA as Agent and Issuing Bank and Fleet National Bank. The Credit Agreement consists of a term loan of $10 million and a revolving loan commitment of $30 million. Borrowings under this agreement are collateralized by a security interest in our accounts receivable, inventory, certain machinery and equipment and real estate located in Merrimack, NH. This Credit Agreement replaced our prior Loan Agreement dated April 14, 2000. Interest on loans outstanding, at our option, are either at a rate per annum equal to the Base Rate (prime) or LIBOR, plus applicable margin. The initial Base Rate margin is .75 percent per annum through June 30, 2002, after which it ranges from zero up to .75 percent per annum based on our total debt to EBITDA ratio. The initial LIBOR margin is 2.75 percent per annum through June 30, 2002, after which it ranges from 1.75 percent per annum up to 2.75 percent per annum based on our total debt to EBITDA ratio. We are also subject to a non-use fee for any unutilized portion of our revolving loan that ranges from .25 percent to .50 percent based on our total debt to EBITDA ratio. The revolving loan commitment is subject to certain limitations, such as the maximum principal amount is the lesser of (a) $30 million, or (b) our borrowing base, which is defined as the sum of 80 percent of our eligible accounts receivable, plus the lesser of (i) 50 percent of our eligible inventory or (ii) $12 million. This Credit Agreement matures on February 28, 2005. We are required to maintain certain financial covenants, such as a Funded Debt to EBITDA Ratio, Minimum EBITDA levels and a Fixed Charge Coverage Ratio as defined in our Credit Agreement. We were in compliance with these financial covenants for the quarter ended March 29, 2002. Furthermore, without prior consent of our lenders, the Credit Agreement limits, among other things, the payment of dividends, capital expenditures, the incurrence of additional debt and restricts the sale of certain assets and merger or acquisition activities. The Credit Agreement allows Fleet National Bank, at its option, to terminate its commitment if, by December 31, 2002, we do not reincorporate in the Commonwealth of Massachusetts and eliminate our current requirement for shareholder approval for granting a mortgage or lien upon all or substantially all of our property or assets.

Our contractual obligations at March 29, 2002, and the effect such obligations are expected to have on our liquidity and cash flows in future periods have not changed materially since December 31, 2001.

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

PART II — OTHER INFORMATION

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

ITEM 5.   OTHER INFORMATION

Matters Affecting Future Results

Information we provide in this Form 10-Q may contain forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995. We may also make forward-looking statements in other reports filed with the Securities and Exchange Commission, in materials delivered to stockholders and in press releases. In addition, our representatives may from time to time make oral forward-looking statements. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that is not directly related to historical or current fact. Words such as “anticipates,” “believes,” “expects,” “estimates,” “intends,” “plans,” “projects,” “can,” “may” and similar expressions are intended to identify such forward-looking statements. Forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from those anticipated. Such risks and uncertainties include, but are not limited to, our future capital needs, stock market conditions, the price of our stock, fluctuations in customer demand, intensity of competition from other vendors, timing and acceptance of new product introductions, general economic and industry conditions, delays or difficulties in programs designed to increase sales and improve profitability, the settlement of various tax issues, the possibility of a final award of material damages in the Cerion securities litigation and other risks detailed in this Form 10-Q and our other filings with the Securities and Exchange Commission. We assume no obligation to update the information contained in this Form 10-Q or to revise any forward-looking statement.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

None.

(b) Reports on Form 8-K

On March 14, 2002, the Company filed a Current Report on Form 8-K, dated March 1, 2002, reporting under Items 5 and 7 that the Company had entered into a Credit Agreement with LaSalle Bank National Association, as agent, and Fleet
National Bank.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NASHUA CORPORATION
(Registrant)

Date: May 8, 2002	By:	/s/ John L. Patenaude
John L. Patenaude Vice President-Finance and Chief Financial Officer (principal financial and duly authorized officer)