Form 10-Q
period 2002-06-28
NASHUA CORP
filed 2002-08-12
CIK 69680

FORM 10-Q

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended
JUNE 28, 2002
or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission file number 1-5492-1

Nashua Corporation
(Exact name of registrant as specified in its charter)

Massachusetts (State of Incorporation)	02-0170100 (IRS Employer Identification No.)

11 Trafalgar Square, 2nd Floor Nashua, New Hampshire (Address of principal executive offices)	03063 (Zip Code)

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

As of August 2, 2002, the Company had 5,858,109 shares of Common
Stock, par value $1 per share, outstanding.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Basis of Presentation
Acquisitions
Acquired Intangible Assets
Goodwill
Goodwill – Adoption of Statement of Financial Accounting Standard No. 142
Notes Payable
Shareholders’ Equity
Restructuring and Unusual Charges
Segment and Related Information
Contingencies
Financial Instruments
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Results of Operations – For the Quarter
Results of Operations by Reportable Operating Segment — For the Quarter
Label Products Segment
Specialty Paper Products Segment
Imaging Supplies Segment
Results of Operations by Reportable Operating Segment – For Six Months Year-to-Date
Label Products Segment
Specialty Paper Products Segment
Imaging Supplies Segment
Liquidity, Capital Resources and Financial Condition
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 5. OTHER INFORMATION
Matters Affecting Future Results
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
STATEMENT PURSUANT TO 18 U.S.C. §1350
Ex-3.1 Articles of Incorporation
Ex-3.2 Amended and Restated Bylaws

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NASHUA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 28, 2002	December 31,
ASSETS:	(Unaudited)	2001

Cash and cash equivalents	$1,722	$1,063
Accounts receivable	30,061	26,708
Inventories
Raw materials	9,261	10,283
Work in process	2,933	2,134
Finished goods	9,359	8,290

	21,553	20,707
Other current assets	5,738	6,536

Total current assets	59,074	55,014

Plant and equipment	86,782	86,270
Accumulated depreciation	(44,157)	(41,411)

	42,625	44,859

Goodwill, net of amortization	29,462	28,906
Intangibles, net of amortization	1,048	—
Other assets	17,130	16,267

Total assets	$149,339	$145,046

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Accounts payable	$19,763	$19,034
Accrued expenses	15,941	17,452
Current maturities of long-term debt	2,000	2,000
Current maturities of notes payable	250	—

Total current liabilities	37,954	38,486

Long-term debt	25,300	23,280
Notes payable	1,210	460
Other long-term liabilities	12,842	12,423

Total long-term liabilities	39,352	36,163

Common stock, par value $1.00: authorized 20,000,000 shares	5,858	6,887
Additional paid-in capital	13,899	15,901
Retained earnings	52,276	62,531
Treasury stock, at cost	—	(14,922)

Total shareholders’ equity	72,033	70,397

Total liabilities and shareholders’ equity	$149,339	$145,046

     The accompanying notes are an integral part of the condensed consolidated financial statements.

NASHUA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

(In thousands, except per share data)	Three Months Ended		Six Months Ended

	June 28,	June 29,	June 28,	June 29,
	2002	2001	2002	2001

Net sales	$70,885	$69,069	$135,408	$137,371
Cost of products sold	56,016	54,710	108,019	109,289

Gross margin	14,869	14,359	27,389	28,082
Selling, distribution and administrative expenses	11,836	12,296	22,936	24,781
Research and development expense	822	908	1,601	1,635
Restructuring and unusual charges	—	—	—	145
(Income) loss from equity investment	21	(17)	21	(42)
Interest expense, net	408	750	803	1,700

Income (loss) before income taxes	1,782	422	2,028	(137)
Provision (benefit) for income taxes	708	251	811	(96)

Net income (loss)	$1,074	$171	$1,217	$(41)

Basic earnings per share:
Net income (loss) per common share	$0.19	$0.03	$0.21	$(0.01)

Average common shares	5,779	5,688	5,737	5,665

Diluted earnings per share:
Net income (loss) per common share assuming dilution	$0.18	$0.03	$0.21	$(0.01)

Dilutive effect of stock options	69	28	66	—

Average common and potential common shares	5,848	5,716	5,803	5,665

     The accompanying notes are an integral part of the condensed consolidated financial statements.

NASHUA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(In thousands)
	Six Months Ended

	June 28,	June 29,
	2002	2001

Cash flows from operating activities of continuing operations:
Net income (loss)	$1,217	$(41)
Adjustments to reconcile net income (loss) to cash used in continuing operating activities:
Depreciation and amortization	3,724	4,949
Net change in working capital, net of effects from acquisitions	(3,343)	3,600
Other	234	117

Cash provided by continuing operating activities	1,832	8,625

Cash flows from investing activities of continuing operations:
Investment in plant and equipment	(1,740)	(1,278)
Proceeds from sale of plant and equipment	—	81
Acquisitions	(1,604)	—

Cash used in investing activities of continuing operations	(3,344)	(1,197)

Cash flows from financing activities of continuing operations:
Principal repayments on term portion of long-term debt	(1,000)	(7,471)
Repayment on refinancing	(27,630)	—
Proceeds from refinancing	27,688	—
Net proceeds from (repayments on) revolving portion of long-term debt	2,962	(1,900)
Proceeds from shares exercised under stock option plans	125	—
Other	—	44

Cash provided by (used in) financing activities of continuing operations	2,145	(9,327)

Cash provided by activities of discontinued operation	26	1,782

Increase (decrease) in cash and cash equivalents	659	(117)
Cash and cash equivalents at beginning of period	1,063	1,035

Cash and cash equivalents at end of period	$1,722	$918

Supplemental disclosure of cash flow information:
Interest paid (net of amount capitalized)	$859	$1,766

Income taxes paid (received) for continuing operations, net	$115	$(5,219)

Supplemental schedule of non-cash investing and financing activities:
Fair value of assets acquired	$4,124
Accrued liability to purchase Dietzgen inventories	(1,001)
Note payable with Computer Imaging Supplies, Inc.	(1,000)
Liabilities assumed	(519)

Cash paid for acquisitions	$1,604

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

Acquisitions

On April 1, 2002, we acquired the assets of Computer Imaging Supplies Inc., a privately held manufacturer and marketer of proprietary security products for the point-of-sale transaction industry and of inkjet and toner cartridges. The security products of Computer Imaging Supplies include multi-color ribbons and specialized inks that prevent unauthorized duplication of receipts. Computer Imaging Supplies had 2001 net sales of approximately $6 million. Operating activity relating to the assets acquired from Computer Imaging Supplies is reported as part of our Specialty Paper Products segment from the date of acquisition.

On June 21, 2002, we acquired certain assets of Dietzgen LLC, including trademarks, tradenames, customer lists and certain equipment and inventories. Dietzgen, a leading after-market provider of large-format digital media and imaging supplies for the architectural, engineering and construction markets, filed for protection under Chapter 11 of the U.S. Bankruptcy Code on January 31, 2002. Dietzgen’s sales for the three months ended March 31, 2002 were approximately $3.2 million. Operating activity relating to the assets acquired from Dietzgen is reported as part of our Specialty Paper Products segment from the date of acquisition.

Acquired Intangible Assets

On April 1, 2002, we acquired the assets of Computer Imaging Supplies, Inc. Details of acquired intangible assets are as follows:

		As of June 28, 2002

	Gross Carrying	Accumulated	Weighted Average
(In thousands)	Amount	Amortization	Amortization Period

Trademarks and trade names	$330	$17	5 years
Licensing agreement	230	12	5 years
Customer relationships	210	17	3 years
Customer contracts	170	27	2 years
Non-competition agreements	100	5	5 years
Patented technology	90	4	5 years

	$1,130	$82

Amortization Expense:

For the three months ended June 28, 2002		$82
Estimated for the year ended December 31, 2002		$246
Estimated for the year ended December 31, 2003		$294
Estimated for the year ended December 31, 2004		$236
Estimated for the year ended December 31, 2005		$168
Estimated for the year ended December 31, 2006		$150
Estimated for the year ended December 31, 2007		$36

Goodwill

The carrying amount of goodwill by segment and activity during the six months ended June 28, 2002 is as follows:

	Specialty Paper	Label Products
(In thousands)	Products Segment	Segment	Total

Balance as of December 31, 2001	$13,586	$15,320	$28,906
Goodwill resulting from the acquisition of Computer Imaging Supplies, Inc.	556	—	556

Balance as of June 28, 2002	$14,142	$15,320	$29,462

Goodwill – Adoption of Statement of Financial Accounting Standard No. 142

Reconciliations between reported net income and earnings per share and adjusted net income and earnings per share are as follows:

	Three Months Ended		Six Months Ended

	June 28,	June 29,	June 28,	June 29,
(In thousands, except per share data)	2002	2001	2002	2001

Reported net income	$1,074	$171	$1,217	$(41)
Goodwill amortization	—	396	—	792

Adjusted net income	$1,074	$567	$1,217	$751

Basic earnings per share
Reported net income	$0.19	$0.03	$0.21	$(0.01)
Goodwill amortization	—	0.07	—	0.14

Adjusted net income	$0.19	$0.10	$0.21	$0.13

Diluted earnings per share
Reported net income	$0.18	$0.03	$0.21	$(0.01)
Goodwill amortization	—	0.07	—	0.14

Adjusted net income	$0.18	$0.10	$0.21	$0.13

Notes Payable

On April 1, 2002, we acquired the assets of Computer Imaging Supplies, Inc. In connection with the acquisition, we issued a promissory note payable to Computer Imaging Supplies in the original principal amount of $1 million. The outstanding principal balance on the promissory note bears interest at the prime rate. Interest on the promissory note is payable quarterly, and the principal is payable in four annual installments of $250,000 through April 1, 2006. As a result of the acquisition, the founders and co-owners of Computer Imaging Supplies became Nashua employees. We also have two notes held by former Rittenhouse and current Nashua employees that were assumed in connection with our acquisition of Rittenhouse Paper Company. These notes are in the original principal amount of $230,000 each, payable on August 31, 2005. Interest on these notes is payable quarterly and accrues at our incremental borrowing rate.

Shareholders’ Equity

On June 12, 2002, we completed the shareholder approved reincorporation from Delaware to Massachusetts. In connection with our reincorporation, our authorized capitalization was reduced from 40 million shares of common stock and 2 million shares of preferred stock, each with a par value of $1 per share, to 20 million shares of common stock, par value $1 per share. As part of the reincorporation, the 1,023,818 shares of common stock held in treasury were retired with their cost above par value allocated on a pro rata basis against additional paid-in capital and retained earnings.

Restructuring and Unusual Charges

Restructuring and unusual charges for the six months ended June 29, 2001 of approximately $145,000 related to workforce reductions in the Toner Division of our Imaging Supplies segment.

Details of our restructuring reserves for continuing operations included in “Accrued Expenses” in our consolidated balance sheet and activity recorded during the second quarter of 2002 are as follows:

(In thousands)	Balance	Current	Current	Balance
	March 29,	Period	Period	June 28,
	2002	Provision	Utilization	2002

Provisions for severance related to workforce reductions	$751	$—	$(181)	$570
Provisions for assets to be sold or discarded	386	—	(379)	7
Other	358	—	(35)	323

Total	$1,495	$—	$(595)	$900

Restructuring reserves relate primarily to the shutdown of our lamination business in our Label Products segment, which was completed during 2001, and the outsourcing of our toner filling operation within our Imaging Supplies segment, which was completed during the first half of 2002. Our initial provision for workforce reductions included severance for 29 employees in our toner filling operation and 97 employees in our lamination business. There have been no material changes to our original estimates for the costs associated with these restructuring actions.

Segment and Related Information

The table below presents information about reportable segments.

For the Quarter

(In thousands)

	Net Sales		Pretax Income (Loss)

	Three Months Ended		Three Months Ended
	June 28, 2002	June 29, 2001	June 28, 2002	June 29, 2001

Label Products	$25,867	$29,859	$1,649	$2,241
Specialty Paper Products	39,206	37,278	2,063	1,087
Imaging Supplies	6,230	6,220	426	124
Reconciling items:
Eliminations	(418)	(4,282)	—	—
Other	—	(6)	(4)	152
Unallocated corporate expenses	—	—	(1,944)	(2,036)
Amortization of goodwill	—	—	—	(396)
Interest expense, net	—	—	(408)	(750)

Consolidated	$70,885	$69,069	$1,782	$422

For the Six Months:

(In thousands)

	Net Sales		Pretax Income (Loss)

	Six Months Ended		Six Months Ended
	June 28, 2002	June 29, 2001	June 28, 2002	June 29, 2001

Label Products	$48,936	$57,862	$2,610	$3,961
Specialty Paper Products	75,038	76,031	3,345	2,253
Imaging Supplies	12,289	12,058	691	(113)
Reconciling items:
Eliminations	(886)	(8,694)	—	—
Other	31	114	4	447
Unallocated corporate expenses	—	—	(3,819)	(4,048)
Amortization of goodwill	—	—	—	(792)
Interest expense, net	—	—	(803)	(1,700)
Restructuring and unusual charges	—	—	—	(145)

Consolidated	$135,408	$137,371	$2,028	$(137)

Contingencies

In December 1998, the Internal Revenue Service (“IRS”) completed an examination of our corporate income tax returns for the years 1992 through 1994 and issued a Notice of Proposed Adjustment which assessed additional taxes of $4.6 million, excluding interest. This assessment represents a total of $18.2 million of adjustments to taxable income for the years under review. The proposed adjustments relate to the deductibility of restructuring and other reserves applicable to discontinued operations as well as certain losses deducted in connection with the divestiture of our Computer Products Division. We disagreed with the positions taken by the IRS and filed a formal protest of the proposed adjustment on January 12, 1999. We are working through the IRS appeals process to resolve open issues.

In December 1999, the IRS completed an examination of our corporate income tax returns for the years 1995 through 1997 and issued a Notice of Proposed Adjustment which assessed additional taxes of $5.2 million, excluding interest. This assessment represents a total of $14.0 million of adjustments to taxable income for the years under review. The proposed adjustments relate to the deductibility of restructuring and other reserves for continuing and discontinued operations and the utilization of foreign net operating losses associated with discontinued operations. We disagreed with the position taken by the IRS and filed a formal protest of their proposed adjustments on April 6, 2000. We are working through the IRS appeals process to resolve open issues.

We believe that we will prevail in all material respects against the IRS’ assertions related to the corporate income tax returns filed for the years 1992 through 1994 and that we are adequately reserved for any potential liability that could arise from the resolution of the IRS’ assessment for the years 1995 through 1997. While we believe that we have provided adequately for our tax liabilities through June 28, 2002, including liabilities related to matters in dispute with taxing authorities, we can provide no assurances that we will prevail in our defense against adjustments proposed in these pending or future federal and state examinations. In addition, we can provide no assurances that the ultimate resolution of these open tax matters will not be either lower or in excess of current provisions.

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

We are involved in certain environmental matters and have been designated by the Environmental Protection Agency (“EPA”) as a potentially responsible party for certain hazardous waste sites. In addition, we have been notified by certain state environmental agencies that some of our sites not addressed by the EPA require remedial action. These sites are in various stages of investigation and remediation. Due to the unique physical characteristics of each site, the technology employed, the extended timeframes of each remediation, the interpretation of applicable laws and regulations and the financial viability of other potential participants, our ultimate cost of remediation is difficult to estimate. At June 28, 2002, we have estimated a range for these costs of $.8 million to $1.0 million for our continuing operations and $.1 million to $.2 million for our discontinued operations. These ranges could increase if other potentially responsible parties are unable to bear their allocated share. At June 28, 2002, our accrual balances relating to environmental matters were $.8 million for continuing operations and $.2 million for discontinued operations. In our view, these represent the most likely amounts within the ranges stated above. Based on information currently available, we believe that it is probable that the major potentially responsible parties will fully pay the costs apportioned to them. We believe that our remediation expense is not likely to have a material adverse effect on our consolidated financial position or results of operations.

Financial Instruments

During the second quarter of 2002, we entered into an interest rate cap agreement pursuant to our loan agreements to limit our exposure to increases in interest rates on the variable portion of our borrowing costs. The carrying value, based on dealer quotes, and net loss during the second quarter of 2002 for this interest rate cap agreement were not material to our consolidated balance sheet or statement of operations.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS

Results of Operations – For the Quarter

Quarterly sales increased by $1.8 million, or 2.6 percent, to $70.9 million for the second quarter of 2002. Sales for the second quarter of 2001 were $69.1 million. Increased sales in our Specialty Paper Products segment more than offset a decline in our Label Products segment resulting primarily from the discontinuance of its lamination product line. Gross margin rose to $14.9 million, or 21.0 percent, for the second quarter of 2002, compared to $14.4 million, or 20.8 percent, for the second quarter of 2001. Gross margin improvements in our Specialty Paper Products segment more than offset gross margin declines in our Label Products and Imaging Supplies segments. Selling and distribution expenses, as a percent of sales, decreased from 10.5 percent for the second quarter of 2001 to 9.7 percent for the second quarter of 2002 due primarily to improvement in our Imaging Supplies and Label Products segments. Administrative expenses, as a percentage of sales, decreased to 7.0 percent for the second quarter of 2002 from 7.3 percent for the second quarter of 2001. Prior year administrative costs were higher mainly due to the amortization of goodwill. Research and development expenses decreased slightly to $.8 million or 1.2 percent of sales from $.9 million or 1.3 percent of sales for the second quarter of 2001. Net interest expense declined $.3 million from $.7 million for the second quarter of 2001 to $.4 million for the second quarter of 2002 due to decreased debt and decreased interest rates. Our pretax income was $1.8 million for the second quarter of 2002 compared to $.4 million for the second quarter of 2001. Improvements in the profitability of our Imaging Supplies and Specialty Paper Products segments and a decrease in our corporate expenses and interest expense were partially offset by a decline in the profitability of our Label Products segment. Corporate administrative expenses declined mainly due to staff reductions and the elimination of goodwill amortization under FAS 142, which was $.4 million in the second quarter of 2001.

Net income for the second quarter of 2002 was $1.1 million, or $.19 per share, compared to income of $171,000, or $.03 per share, in the second quarter of 2001.

Details of our restructuring reserves for continuing operations included in “Accrued Expenses” in our consolidated balance sheet and activity recorded during the second quarter of 2002 are as follows:

(In thousands)	Balance	Current	Current	Balance
	March 29,	Period	Period	June 28,
	2002	Provision	Utilization	2002

Provisions for severance related to workforce reductions	$751	$—	$(181)	$570
Provisions for assets to be sold or discarded	386	—	(379)	7
Other	358	—	(35)	323

Total	$1,495	$—	$(595)	$900

Restructuring reserves relate primarily to the shutdown of our lamination business in our Label Products segment, which was completed during 2001, and the outsourcing of our toner filling operation within our Imaging Supplies segment, which was completed during the first half of 2002. Our initial provision for workforce reductions included severance for 29 employees in our toner filling operation and 97 employees in our lamination business. There have been no material changes to our original estimates for the costs associated with these restructuring actions.

The estimated effective income tax rate was 39.7 percent for the second quarter of 2002, which is higher than the U.S. statutory rate principally due to the impact of state income taxes. The change in the estimated effective income tax rate from 59.5 percent for the second quarter of 2001 to 39.7 percent for the second quarter of 2002 is primarily due to the impact of non-deductible goodwill amortization during 2001.

Results of Operations by Reportable Operating Segment — For the Quarter

Label Products Segment

Our Label Products segment reported a 13.4 percent, or $4.0 million, decrease in sales for the second quarter of 2002 to $25.9 million, compared to $29.9 million for the same period last year. This decline was primarily attributable to the discontinuance of our lamination product line during the third quarter of 2001. Sales for our discontinued lamination product line were $3.9 million during the second quarter of 2001.

Gross margin for our Label Products segment decreased by $.9 million to $4.8 million for the second quarter of 2002 from $5.7 million for the second quarter of 2001, primarily due to lower sales revenues resulting from the discontinuance of our lamination product line. Gross margin for the discontinued lamination product line was $.9 million during the second quarter of 2001. Gross margin percentage declined from 19.1 percent in the second quarter of 2001 to 18.4 percent in the second quarter of 2002. The decline in the segment’s gross margin percentage was mainly due to unfavorable fixed cost absorption on lower volumes resulting from the discontinuance of our lamination product line and pricing pressures in our thermal product lines, partially offset by a favorable product mix.

The segment’s pretax income decreased $.6 million to $1.6 million for the second quarter of 2002, compared to $2.2 million in the second quarter of 2001. This decline is attributable to a lower gross margin on lower sales revenues, partially offset by a reduction in selling and distribution expenses.

Specialty Paper Products Segment

Our Specialty Paper Products segment reported a $1.9 million or 5.2 percent increase in sales for the second quarter of 2002 to $39.2 million, compared to $37.3 million for the same period last year. This improvement was partially attributable to sales increases in our paper converting business due to the contribution of the Computer Imaging Supplies business, partially offset by pricing and volume declines in our bond paper and carbonless product lines. We acquired the operating assets of Computer Imaging Supplies on April 1, 2002. Sales for our paper coating business were up slightly from the prior year with increases from the sale of thermal products partially offset by declines in our carbonless and cut-sheet product lines.

Gross margin percentage for our Specialty Paper Products segment improved from 19.1 percent for the second quarter of 2001 to 21.8 percent for the second quarter of 2002. Cost containment and our pursuit of higher margin business were the primary reasons for the improvement in gross margin percentage. The improvement in gross margin percentage and higher sales revenues resulted in a gross margin improvement of $1.4 million for the second quarter of 2002 over the same period last year. Gross margin for the second quarter of 2002 was $8.5 million, compared to $7.1 million for the second quarter of 2001.

The segment’s pretax income for the quarter improved by $1.0 million to $2.1 million for the second quarter of 2002, compared to $1.1 million in the second quarter of 2001. The primary contributor to the increase in pretax income was the improvement in the gross margin. Selling, distribution and administrative expenses, as a percentage of sales, increased from 15 percent for the second quarter of 2001, to 15.3 percent for the second quarter of 2002.

Imaging Supplies Segment

Sales for our Imaging Supplies segment for the second quarter of 2002 were $6.2 million, unchanged from the same period in 2001. Increased sales volumes for resin products and Ricoh-compatible toners were offset by a volume decline in toners for high-speed copiers and printers.

Gross margin for our Imaging Supplies segment for the second quarter of 2002 was $1.6 million, compared to $1.7 million for the second quarter of 2001. Gross margin percentage decreased from 26.5 percent for the second quarter of 2001 to 25.3 percent for the second quarter of 2002, contributing to the decline in gross margin of $74,000 or 4.5 percent. The decline in gross margin percentage was primarily attributable to changes in product mix and start-up costs related to the outsourcing of the toner filling operation.

The segment’s pretax income for the second quarter of 2002 was $.4 million, an improvement of $.3 million compared to income of $.1 million for the second quarter of 2001. Improved results were primarily due to reductions in selling, distribution and administrative expenses of $.3 million. The decrease in selling, distribution and administrative expenses was primarily due to a shift in sales mix to lower cost to serve customers and aggressive cost containment measures, including cost savings from bringing customer service back in-house.

Results of Operations by Reportable Operating Segment – For Six Months Year-to-Date

Sales for the first six months of 2002 of $135.4 million declined $2.0 million or 1.4 percent compared to second quarter 2001 sales of $137.4 million. A slight increase in our Imaging Supplies segment was more than offset by declines in our Specialty Paper Products and Label Products segments. The largest decline was in our Label Products segment, which discontinued its non-strategic lamination business during the third quarter of 2001. Sales for this discontinued product line were $7.1 million for the first six months of 2001. Gross margin percentage decreased to 20.2 percent for the first six months of 2002 compared to 20.4 percent for the first six months of 2001. Increases in the gross margin percentages for our Specialty Paper Products and Imaging Supplies segments were more than offset by a decrease in our Label Products segment. Selling and distribution expenses, as a percent of sales, decreased to 9.8 percent from 10.6 percent primarily due to decreases in our Imaging Supplies and Label Products segments. Administrative expenses, as a percentage of sales, decreased from 7.4 percent for the first six months of 2001 to 7.1 percent for the first six months of 2002, primarily due to a reduction in our Specialty Paper Products and Imaging Supplies segments and in our corporate administrative expenses. Corporate administrative expenses were higher by $.8 million in 2001 due to goodwill amortization. Effective January 1, 2002, in accordance with Statement of Financial Accounting Standard No. 142, we no longer amortize goodwill. Instead, we evaluate goodwill for impairment under the guidelines set forth in FAS 142. We completed the initial impairment test required by FAS 142 and concluded that no impairment existed at January 1, 2002. Research and development expenses were relatively unchanged at $1.6 million. Net interest expense was $.8 million for the first six months of 2002 compared to $1.7 million for the same period last year. Lower interest expense was attributable to reduced debt and lower interest rates. Our profit before income taxes and restructuring and unusual charges was $2.0 million compared to profit before income taxes and restructuring and unusual charges of $8,000 for the first six months of 2001. Improvements in the profitability of our Imaging Supplies and Specialty Paper Products segments, a reduction in corporate expenses and decreases in interest expense and goodwill amortization were partially offset by a decrease in the profitability of our Label Products segment.

Net income for the first six months of 2002 was $1.2 million, or $0.21 per share, compared to a loss of $41,000, or $.01 per share, for the same period in 2001. Net income for the first six months of 2001 included a pretax restructuring charge of $145,000 relating to workforce reductions in the Toner Division of our Imaging Supplies segment.

The estimated annual effective income tax rate was 40 percent for the first six months of 2002 and is higher than the U.S. statutory rate principally due to the impact of state income taxes. The change in the estimated annual effective income tax rate from 70 percent for the first six months of 2001 to 40 percent for the first six months of 2002 is primarily due to the impact of non-deductible goodwill amortization during 2001.

Label Products Segment

Our Label Products segment reported an $8.9 million, or 15.4 percent, decline in sales to $48.9 million for the first six months of 2002. This decline was primarily a result of discontinuing our lamination product line during the third quarter of 2001. Sales for our discontinued lamination product line were $7.1 million for the first six months of 2001. Our Label Products segment also suffered from volume and pricing pressures in our supermarket and industrial thermal product lines, partially offset by increased volume in our transportation label and ticket product lines.

Gross margin declined by $2.1 million to $8.7 million for the first six months of 2002 compared to $10.8 million for the first six months of 2001, mainly due to decreased sales revenues and a lower gross margin percentage. Gross margin percentage for the segment declined from 18.6 percent for the first six months of 2001 to 17.7 percent for the first six months of 2002. This decline in gross margin percentage was primarily due to pricing pressures related to our thermal product lines and unfavorable fixed cost absorption on lower volumes, partially offset by a favorable product mix.

The segment’s pretax income decreased 34.1 percent to $2.6 million for the first six months of 2002, compared to $4.0 million for the first six months of 2001. This decline was primarily due to the decline in gross margin associated with the discontinuance of the lamination product line. While selling, distribution and administrative expenses declined by $.9 million on lower sales revenues, selling, distribution and administrative expenses as a percentage of sales increased to 12.4 percent for the first six months of 2002 from 12.1 percent for the first six months of 2001.

Specialty Paper Products Segment

Our Specialty Paper Products segment reported a $1.0 million, or 1.3 percent decline in sales for the first six months of 2002 to $75 million, compared to $76 million for the same period last year. Sales in our coating business declined due to lower sales volume for our cut-sheet paper product line and volume and pricing pressures for our carbonless and ticket and tag product lines, partially offset by volume improvements in our thermal face sheet product line. Sales in our paper converting business improved mainly due to the contribution of the Computer Imaging Supplies business and improvements in our thermal, ATM and large format product lines, partially offset by lower sales volume for our bond and carbonless paper product lines. We acquired the operating assets of Computer Imaging Supplies on April 1, 2002.

While sales declined, gross margin for our Specialty Paper Products segment increased by $1.1 million, or 7.6 percent to $15.5 million for the first six months of 2002, due to an improved gross margin percentage of 20.7 percent as compared to a gross margin percentage of 19 percent for the first six months of 2001. The improvement in gross margin percentage was attributable to cost containment and our pursuit of higher margin business.

The segment’s pretax income for the first six months of 2002 increased 48.5 percent to $3.3 million, compared to $2.3 million for the first six months of 2001. Improved gross margin and lower administrative expenses more than offset slight increases in selling and distribution expenses and research and development costs. As a percentage of sales, selling, distribution and administrative expenses increased slightly from 15.0 percent for the first six months of 2001 to 15.1 percent for the first six months of 2002.

Imaging Supplies Segment

Our Imaging Supplies segment reported a 1.9 percent increase in sales to $12.3 million for the first six months of 2002, compared to $12.1 million for the same period last year. This improvement was primarily due to higher sales volume of resin products and of Ricoh-compatible toners, partially offset by lower sales volume of toner and developer products for high-speed copiers and printers.

For the first six months of 2002, the segment’s gross margin percentage increased to 25.5 percent from 23.8 percent for the first six months of 2001, contributing to an improvement in gross margin of $258,000. Gross margin for the first six months of 2002 was $3.1 million, compared to $2.9 million for the same period in 2001. The improvement in gross margin percentage was due to improved manufacturing yields, staff reductions and increased plant utilization relating to increased sales.

The segment’s pretax income for the first six months of 2002 was $.7 million, an improvement of $.8 million compared to the first six months of 2001. Improved results were mainly due to improved margins and lower selling, distribution and administrative expenses. Selling, distribution and administrative expenses as a percentage of sales decreased from 18.4 percent for the first six months of 2001 to 14.3 percent for the first six months of 2002. This decrease was due to a shift in sales mix to lower cost-to-serve customers and aggressive cost containment measures, which included cost savings from bringing customer service back in-house.

Liquidity, Capital Resources and Financial Condition

Cash and cash equivalents increased $659,000 from $1.1 million at December 31, 2001 to $1.7 million at June 28, 2002. Cash provided by operating and financing activities for the first six months of 2002 was partially offset by cash used in investing activities. Cash provided by continuing operating activities of $1.8 million consisted primarily of cash flow from operations, partially offset by an increase in working capital. Net cash used in investing activities of $3.3 million consisted of $1.7 million of capital expenditures across all segments, and $1.6 million to acquire the assets of Computer Imaging Supplies, Inc. and certain assets of Dietzgen LLC. Net cash provided by financing activities of $2.1 million consisted primarily of additional borrowings under our Credit Agreement. In conjunction with the acquisition of the assets of Computer Imaging Supplies, we issued a promissory note in the principal amount of $1.0 million and assumed accounts payable of $.5 million. We also incurred an accrued liability of $1.0 million in connection with our purchase of Dietzgen inventories.

Working capital increased by $4.6 million from $16.5 million at December 31, 2001 to $21.1 million at June 28, 2002. Increases in cash and cash equivalents, accounts receivable and inventory, along with a decrease in accrued expenses, more than offset a decrease in other current assets and increases in accounts payable and current maturities of notes payable.

We are required to maintain certain financial covenants, such as a Funded Debt to EBITDA Ratio, Minimum EBITDA levels and a Fixed Charge Coverage Ratio as defined in our Credit Agreement. We were in compliance with these financial covenants for the quarter ended June 28, 2002.

In our opinion, our contractual obligations at June 28, 2002, and the effect such obligations are expected to have on our liquidity and cash flows in future periods have not changed materially since December 31, 2001.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	Our annual meeting of stockholders was held on May 1, 2002.

(b)	At our 2002 Annual Meeting, our stockholders elected Andrew B. Albert, Avrum Gray, John M. Kucharski, George R. Mrkonic, Jr., Peter J. Murphy, James F. Orr III and Mark E. Schwarz to serve as our directors until our next annual meeting of stockholders.

(c)	The matters acted upon at the 2002 Annual Meeting, and the voting tabulation for each such matter, is as follows:

          Proposal 1: To elect seven directors for a term of one year.

	Number of Votes

Nominees	For	Withheld

Andrew B. Albert	4,754,609	510,636
Avrum Gray	4,740,099	525,146
John M. Kucharski	4,739,874	525,371
George R. Mrkonic, Jr.	4,751,786	513,459
Peter J. Murphy	4,740,399	524,846
James F. Orr III	4,740,274	524,971
Mark E. Schwarz	4,697,091	568,154

          Each of the above named individuals was elected directors of the Company.

          Proposal 2: To approve a change in our state of incorporation from Delaware to Massachusetts.

Number of Votes

			Broker
For	Against	Abstain	Non-Votes

4,557,056	40,065	35,154	632,970

          The proposal was approved.

Proposal 3: To approve an increase in the number of shares of common stock available for issuance under our 1999 shareholder value plan from 600,000 to 1,350,000 shares.

Number of Votes

			Broker
For	Against	Abstain	Non-Votes

1,698,437	2,899,588	34,250	632,970

The proposal was not approved.

Proposal 4: To ratify the appointment of Ernst & Young LLP as our independent auditors for the year 2002.

Number of Votes

For	Against	Abstain

5,194,344	57,046	13,855

The proposal was not approved.

ITEM 5. OTHER INFORMATION

Stockholder Proposals

Any proposal that a stockholder wishes the Company to consider for inclusion in the proxy statement and form of proxy card for the Company’s 2003 Annual Meeting of Stockholders must be received by the Company on or before November 27, 2002. Such proposals should be directed to Nashua Corporation, Second Floor, 11 Trafalgar Square, Nashua, New Hampshire 03063, Attention: Clerk/Secretary.

In addition, the Company’s By-laws require all stockholder proposals to be timely submitted in advance to the Secretary of the Company at the above address (other than proposals submitted for inclusion in the proxy statement and form of proxy as described above). To be timely, the Secretary must receive such notice not less than 60 days nor more than 90 days prior to the 2003 Annual Meeting; provided that, if less than 70 days’ notice or prior public disclosure of the date of the 2003 Annual Meeting is given or made, the notice must be received not later than the close of business on the 10th day following the date on which such notice of the date of the meeting was mailed or such public disclosure was made, whichever occurs first.

Matters Affecting Future Results

Certain information we provide in this Quarterly Report on Form 10-Q that are not related to historical results are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements address a variety of subjects, including, for example, future financial performance (including future revenues, cash flows, earnings, funding or growth rates), our on-going business strategies or prospects, and future actions to be taken by us. Statements in this quarterly report that state our intentions, plans, expectations, beliefs or predictions of future events are forward-looking statements. The matters discussed in this quarterly report also involve risks and uncertainties that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements are based on current expectations, projections and assumptions regarding future events that may not prove to be accurate. Actual results may differ materially from those projected or implied in the forward-looking statements.

The following important factors and uncertainties, among others, could cause actual results to differ materially from those described in these forward-looking statements: the delays or difficulties of integrating the Dietzgen purchased assets into our operations, our future capital needs and resources, fluctuations in customer demand, intensity of competition from other vendors, timing and acceptance of new product introductions, delays or difficulties in programs designed to increase sales and profitability, general economic and industry conditions, the settlement of various tax issues, and other risks described from time to time in our filings with the Securities and Exchange Commission, including, without limitation, our Annual Report on Form 10-K for the year ended December 31, 2001 filed on March 19, 2002 and our Quarterly Report on Form 10-Q for the quarterly period ended March 29, 2002 filed on May 9, 2002, and the information set forth in this quarterly report should be read in light of such risks. We cannot guarantee any future results, levels of activity, performance or achievements. Moreover, neither we nor anyone else assumes responsibility for the accuracy and completeness of any forward-looking statement. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if its estimates change.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

2.1	Agreement and Plan of Merger, dated as of March 25, 2002, between Nashua Corporation and Nashua MA Corporation. Incorporated by reference to our Definitive Proxy Statement filed on March 27, 2002.

3.1*	Articles of Organization

3.2*	Amended and Restated Bylaws

*	Filed herewith.

(b)  Reports on Form 8-K

On June 21, 2002, we filed a Current Report on Form 8-K, dated June 13, 2002, reporting under Item 5 that we completed our reincorporation from Delaware to Massachusetts on June 12, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NASHUA CORPORATION (Registrant)

Date: August 9, 2002	By: -s- John L. Patenaude John L. Patenaude Vice President-Finance and Chief Financial Officer (principal financial and duly authorized officer)

STATEMENT PURSUANT TO 18 U.S.C. §1350

Pursuant to 18 U.S.C. §1350, each of the undersigned certifies that this Quarterly Report on Form 10-Q for the period ended June 28, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in this report fairly presents, in all material respects, the financial condition and results of operations of Nashua Corporation.

Date: August 9, 2002	By: -s- Andrew B. Albert Andrew B. Albert Chairman, President and Chief Executive Officer

Date: August 9, 2002	By: -s- John L. Patenaude John L. Patenaude Vice President-Finance and Chief Financial Officer