Form 10-Q
period 2002-09-27
NASHUA CORP
filed 2002-11-12
CIK 69680

FORM 10-Q

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 27, 2002

or

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

Yes        X                     No

As of November 1, 2002, the Company had 5,866,909 shares of Common
Stock, par value $1 per share, outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NASHUA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)
	September 27, 2002	December 31,
ASSETS:	(Unaudited)	2001

Cash and cash equivalents	$1,314	$1,063
Accounts receivable	30,856	26,708
Inventories
Raw materials	9,440	10,283
Work in process	3,309	2,134
Finished goods	9,724	8,290

	22,473	20,707
Other current assets	3,372	6,536

Total current assets	58,015	55,014

Plant and equipment	88,036	86,270
Accumulated depreciation	(45,577)	(41,411)

	42,459	44,859

Goodwill, net of amortization	29,462	28,906
Intangibles, net of amortization	1,772	—
Other assets	18,300	16,267

Total assets	$150,008	$145,046

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Accounts payable	$20,573	$19,034
Accrued expenses	15,526	17,452
Current maturities of long-term debt	2,000	2,000
Current maturities of notes payable	250	—

Total current liabilities	38,349	38,486

Long-term debt	23,650	23,280
Notes payable	1,210	460
Other long-term liabilities	13,885	12,423

Total long-term liabilities	38,745	36,163

Common stock, par value $1.00: authorized 20,000,000 shares	5,877	6,887
Additional paid-in capital	14,088	15,901
Retained earnings	52,949	62,531
Treasury stock, at cost	—	(14,922)

Total shareholders’ equity	72,914	70,397

Total liabilities and shareholders’ equity	$150,008	$145,046

The accompanying notes are an integral part of the condensed consolidated financial statements.

NASHUA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

(In thousands, except per share data)	Three Months Ended		Nine Months Ended

	Sept. 27,	Sept. 28,	Sept. 27,	Sept. 28,
	2002	2001	2002	2001

Net sales	$72,798	$69,523	$208,206	$206,894
Cost of products sold	58,247	54,903	166,266	164,196

Gross margin	14,551	14,620	41,940	42,698
Selling, distribution and administrative expenses	12,263	11,949	35,199	36,725
Research and development expense	814	839	2,415	2,473
(Income) loss from equity investment	14	(10)	35	(51)
Interest expense, net	362	596	1,165	2,296
Restructuring and unusual charge (income)	(24)	3,030	(24)	3,175

Income (loss) before income taxes	1,122	(1,784)	3,150	(1,920)
Provision (benefit) for income taxes	449	—	1,260	(95)

Net income (loss)	$673	$(1,784)	$1,890	$(1,825)

Basic earnings per share:
Net income (loss) per common share	$0.12	$(0.31)	$0.33	$(0.32)

Average common shares	5,800	5,713	5,758	5,681

Diluted earnings per share:
Net income (loss) per common share assuming dilution	$0.11	$(0.31)	$0.32	$(0.32)

Dilutive effect of stock options	88	—	72	—

Average common and potential common shares	5,888	5,713	5,830	5,681

The accompanying notes are an integral part of the condensed consolidated Financial statements.

NASHUA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(In thousands)
	Nine Months Ended

	Sept. 27,	Sept. 28,
	2002	2001

Cash flows from operating activities of continuing operations:
Net income (loss)	$1,890	$(1,825)
Adjustments to reconcile net income (loss) to cash provided by continuing operating activities:
Depreciation and amortization	5,629	7,417
Net change in working capital, net of effects from acquisitions	(2,821)	6,654
Other	(819)	(337)

Cash provided by continuing operating activities	3,879	11,909

Cash flows from investing activities of continuing operations:
Investment in plant and equipment	(2,616)	(2,026)
Proceeds from sale of plant and equipment	90	748
Acquisitions	(1,700)	—

Cash used in investing activities of continuing operations	(4,226)	(1,278)

Cash flows from financing activities of continuing operations:
Principal repayments on term portion of long-term debt	(1,500)	(9,149)
Repayment on refinancing	(27,630)	—
Proceeds from refinancing	27,688	—
Net proceeds from (repayments on) revolving portion of long-term debt	1,812	(3,935)
Proceeds from shares exercised under stock option plans	217	—
Other	—	204

Cash provided by (used in) financing activities of continuing operations	587	(12,880)

Cash provided by activities of discontinued operation	11	1,646

Increase (decrease) in cash and cash equivalents	251	(603)
Cash and cash equivalents at beginning of period	1,063	1,035

Cash and cash equivalents at end of period	$1,314	$432

Supplemental disclosures of cash flow information:
Interest paid (net of amount capitalized)	$1,106	$2,491

Income taxes paid (received) for continuing operations, net	$188	$(5,194)

Capital lease obligations	$483	$—

Supplemental schedule of non-cash investing and financing activities:
Fair value of assets acquired	$5,109	—
Accrued liability to purchase Dietzgen inventories	(1,467)	—
Note payable with Computer Imaging Supplies, Inc.	(1,000)	—
Liabilities assumed	(942)	—

Cash paid for acquisitions	$1,700	$—

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

Acquisitions

On April 1, 2002, we acquired the assets of Computer Imaging Supplies Inc., a privately held manufacturer and marketer of proprietary security products for the point-of-sale transaction industry and of inkjet and toner cartridges. The security products of Computer Imaging Supplies include multi-color ribbons and specialized inks that prevent unauthorized duplication of cash register receipts. Computer Imaging Supplies had 2001 net sales of approximately $6 million. Operating activity relating to the assets acquired from Computer Imaging Supplies is reported as part of our Specialty Paper Products segment from the date of acquisition.

On June 21, 2002, we acquired certain assets of Dietzgen LLC, including trademarks, tradenames, customer lists and certain equipment and inventories. Dietzgen, an after-market provider of large-format digital media and imaging supplies for the architectural, engineering and construction markets, filed for protection under Chapter 11 of the U.S. Bankruptcy Code on January 31, 2002. Dietzgen’s sales for the three months ended March 31, 2002 were approximately $3.2 million. Operating activity relating to the assets acquired from Dietzgen is reported as part of our Specialty Paper Products segment from the date of acquisition.

Acquired Intangible Assets

Details of acquired intangible assets are as follows:

	As of September 27, 2002

			Weighted
	Gross		Average
	Carrying	Accumulated	Amortization
(In thousands)	Amount	Amortization	Period

Trademarks and tradenames	$560	$37	9 years
Licensing agreement	230	24	5 years
Customer relationships and lists	810	55	3 years
Customer contracts	170	54	2 years
Non-competition agreements	100	10	5 years
Patented technology	90	8	5 years

	$1,960	$188

Amortization Expense:
For the nine months ended September 27, 2002		$188
Estimated for the year ending December 31, 2002		$295
Estimated for the year ending December 31, 2003		$391
Estimated for the year ending December 31, 2004		$333
Estimated for the year ending December 31, 2005		$265
Estimated for the year ending December 31, 2006		$247
Estimated for the year ending December 31, 2007		$107
Estimated for the year ending December 31, 2008 and thereafter		$322

Goodwill

The carrying amount of goodwill by segment and activity during the nine months ended September 27, 2002 is as follows:

	Specialty Paper	Label Products
(In thousands)	Products Segment	Segment	Total

Balance as of December 31, 2001	$13,586	$15,320	$28,906
Goodwill resulting from the acquisition of Computer Imaging Supplies business	556	—	556

Balance as of September 27, 2002	$14,142	$15,320	$29,462

Goodwill – Adoption of Statement of Financial Accounting Standard No. 142

Reconciliations between reported net income (loss) and earnings (loss) per share and adjusted net income (loss) and earnings (loss) per share are as follows:

	Three Months Ended		Nine Months Ended

	Sept. 27,	Sept. 28,	Sept. 27,	Sept. 28,
(In thousands, except per share data)	2002	2001	2002	2001

Reported net income (loss)	$673	$(1,784)	$1,890	$(1,825)
Goodwill amortization	—	396	—	1,188

Adjusted net income (loss)	$673	$(1,388)	$1,890	$(637)

Basic earnings per share
Reported net income (loss)	$0.12	$(0.31)	$0.33	$(0.32)
Goodwill amortization	—	0.07	—	0.21

Adjusted net income (loss)	$0.12	$(0.24)	$0.33	$(0.11)

Diluted earnings per share
Reported net income (loss)	$0.11	$(0.31)	$0.32	$(0.32)
Goodwill amortization	—	0.07	—	0.21

Adjusted net income (loss)	$0.11	$(0.24)	$0.32	$(0.11)

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

Shareholders’ Equity

On June 12, 2002, we completed our shareholder approved reincorporation from Delaware to Massachusetts. In connection with our reincorporation, our authorized capitalization was reduced from 40 million shares of common stock and 2 million shares of preferred stock, each with a par value of $1 per share, to 20 million shares of common stock, par value $1 per share. As part of the reincorporation, the 1,023,818 shares of common stock held in treasury were retired with their cost above par value allocated on a pro rata basis against additional paid-in capital and retained earnings.

Pension Plan Matters

The assets of the pension plans sponsored by us are invested in equities, fixed-income securities and interest-bearing cash equivalent instruments which are managed by third parties. As a result of a decline in the fair market values of equities held by company-sponsored pension plans, it is likely that, barring a material improvement in the fair market value of equities during the remainder of 2002, we will be required to reflect an increase in our minimum pension liability in our year end financial statements. The increase in our minimum pension liability would be a non-cash charge that would be reflected as an increase in pension liability with an offsetting charge on an after-tax basis to shareholders’ equity. The ultimate amount of the adjustment will not be determined until the year-end valuation of plan assets is completed. However, based on fair market values of our plan assets as of September 30, 2002, we would have a fourth quarter charge of approximately $10 million in connection with the under-funding of our pension plans. Any changes in the fair market values of our plan assets between September 30, 2002 and December 31, 2002 will either increase or decrease the actual amount of the charge to equity.

Restructuring and Unusual Charges

Net restructuring and unusual income of $24,000 for the third quarter and nine months ended September 27, 2002 represents a net reduction to our previously established restructuring reserves. The net restructuring and unusual charge of $3.0 million for the third quarter of 2001 was comprised of a charge of $3.6 million related to exiting our Label Products’ lamination business, partially offset by unusual income of $.6 million from the sale of unutilized land. The net restructuring and unusual charge of $3.2 million for the nine months ended September 28, 2001, in addition to the third quarter 2001 amounts, also included a charge related to a workforce reduction in the Toner Division of our Imaging Supplies segment.

Details of our restructuring reserves for continuing operations which are included in “Accrued Expenses” in our consolidated balance sheet and activity recorded during the third quarter of 2002 are as follows:

(In thousands)	Balance	Current	Current	Balance
	June 28,	Period	Period	Sept. 27,
	2002	Provision	Utilization	2002

Provisions for severance related to workforce reductions	$570	$(69)	$(137)	$364
Provisions for assets to be sold or discarded	7	45	(52)	—
Other	323	—	(323)	—

Total	$900	$(24)	$(512)	$364

Restructuring reserves relate primarily to the shutdown of our lamination business in our Label Products segment, which was completed during 2001, and the outsourcing of our toner filling operation within our Imaging Supplies segment, which was completed during the first half of 2002. Sales for our discontinued lamination business were $2.8 million for the third quarter of 2001 and $10.0 million for the first nine months of 2001. Our initial provision for workforce reductions included severance for 29 employees in our toner filling operation and 97 employees in our lamination business. Changes to our original estimates are included under restructuring and unusual income in our Consolidated Statement of Operations for the third quarter of 2002.

Segment and Related Information

The table below presents information about reportable segments.

For the Quarter

(In thousands)	Net Sales		Pretax Income (Loss)

	Three Months Ended		Three Months Ended
	Sept. 27, 2002	Sept. 28, 2001	Sept. 27, 2002	Sept. 28, 2001

Label Products	$25,310	$26,000	$1,729	$1,765
Specialty Paper Products	42,260	38,373	1,521	1,803
Imaging Supplies	5,896	6,398	283	210
Reconciling items:
Eliminations	(668)	(1,286)	—	—
Other	—	38	3	120
Unallocated corporate expenses	—	—	(2,076)	(1,660)
Amortization of goodwill	—	—	—	(396)
Interest expense, net	—	—	(362)	(596)
Restructuring and unusual (charges) income	—	—	24	(3,030)

Consolidated	$72,798	$69,523	$1,122	$(1,784)

For the Nine Months:

(In thousands)	Net Sales		Pretax Income (Loss)

	Nine Months Ended		Nine Months Ended
	Sept. 27, 2002	Sept. 28, 2001	Sept. 27, 2002	Sept. 28, 2001

Label Products	$74,246	$83,862	$4,339	$5,726
Specialty Paper Products	117,298	114,404	4,866	4,056
Imaging Supplies	18,185	18,456	974	97
Reconciling items:
Eliminations	(1,554)	(9,980)	—	—
Other	31	152	7	567
Unallocated corporate expenses	—	—	(5,895)	(5,707)
Amortization of goodwill	—	—	—	(1,188)
Interest expense, net	—	—	(1,165)	(2,296)
Restructuring and unusual (charges) income	—	—	24	(3,175)

Consolidated	$208,206	$206,894	$3,150	$(1,920)

Contingencies

In December 1998, the Internal Revenue Service (“IRS”) completed an examination of our corporate income tax returns for the years 1992 through 1994 and issued a Notice of Proposed Adjustment which assessed additional taxes of $4.6 million, excluding interest. We disagreed with the positions taken by the IRS and filed a formal protest of the proposed adjustment on January 12, 1999. On October 10, 2002, we reached an agreement with the Appeals office of the United States Internal Revenue Service (“IRS”) regarding the outstanding proposed assessment of federal income tax for the years 1992 to 1994. The agreement is subject to final approval by the Joint Committee on Taxation of the United States Congress. Our agreement determines the tax liability for the period 1989 through 1994 and, upon approval of the Joint Committee on Taxation, would result in a net tax refund in the amount of $.3 million for that period. The agreement impacts the earlier years due to the carryback of tax losses and credits and the recomputation of alternative minimum taxes.

In December 1999, the IRS completed an examination of our corporate income tax returns for the years 1995 through 1997 and issued a Notice of Proposed Adjustment which assessed additional taxes of $5.2 million, excluding interest. This assessment represents a total of $14.0 million of adjustments to taxable income for the years under review. The proposed adjustments relate to the deductibility of restructuring and other reserves for continuing and discontinued operations and the utilization of foreign losses associated with discontinued operations. We disagreed with the position taken by the IRS and filed a formal protest of their proposed adjustments on April 6, 2000. We are working through the IRS appeals process to resolve open issues. We believe that we are adequately reserved for any potential liability that could arise from a final resolution of the IRS’ assessment for the years 1995 through 1997.

While we believe that we have adequately provided for our tax liabilities through September 27, 2002, we can provide no assurances that we will prevail in our defense against adjustments proposed in pending or future federal and state tax examinations. In addition, we can provide no assurances that the ultimate resolution of tax matters will not be either lower or greater than our current reserves.

In August and September 1996, two individual plaintiffs filed lawsuits in the Circuit Court of Cook County, Illinois against Nashua, Cerion, certain directors and officers of Cerion, and our underwriter, on behalf of all persons who purchased the common stock of Cerion between May 24, 1996 and July 9, 1996. These two complaints were consolidated. In March 1997, the same individual plaintiffs joined by a third plaintiff filed a Consolidated Amended Class Action Complaint (the “Consolidated Complaint”). The Consolidated Complaint alleged that, in connection with Cerion’s initial public offering, the defendants issued materially false and misleading statements and omitted the disclosure of material facts regarding, in particular, certain significant customer relationships. In October 1997, the Circuit Court on motion by the defendants, dismissed the Consolidated Complaint. The plaintiffs filed a Second Amended Consolidated Complaint alleging similar claims as the Consolidated Complaint seeking damages and injunctive relief. On May 6, 1998, the Circuit Court, on motion by the defendants, dismissed with prejudice the Second Amended Consolidated Complaint. The plaintiffs filed with the Appellate Court an appeal of the Circuit Court’s ruling. On November 19, 1999, the Appellate Court reversed the Circuit Court’s ruling that dismissed the Second Amended Consolidated Complaint. The Appellate Court ruled that the Second Amended Consolidated Complaint represented a valid claim and sent the case back to the Circuit Court for further proceedings. On December 27, 1999, we filed a Petition with the Supreme Court of Illinois. In that Petition, we asked the Supreme Court of Illinois to determine whether the Circuit Court or the Appellate Court is correct. Our Petition was denied and the case was sent to the Circuit Court for trial. Discovery has been completed, but no date has been set for trial and pre-trial motions. Non-binding mediation has been scheduled for November 21 and 22, 2002. We believe that the lawsuit is without merit and will continue to defend ourselves in this matter. We also believe that we will fully collect on our 37.1 percent ownership in Cerion common stock valued at approximately $.9 million as of September 27, 2002. Our investment in Cerion is included under Other assets in our Consolidated Balance Sheet.

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

At September 27, 2002, we have estimated a range for these costs of $.6 million to $.9 million for our continuing operations and approximately $.1 million for our discontinued operations. These estimates could increase if other potentially responsible parties or our insurance carriers are unable or unwilling to bear their allocated share and cannot be compelled to do so. At September 27, 2002, our accrual balances relating to environmental matters were $.8 million for continuing operations and $.1 million for discontinued operations. In our view, these represent the most likely amounts within the estimates stated above. Based on information currently available, we believe that it is probable that the major potentially responsible parties will fully pay the costs apportioned to them. We believe that we are adequately reserved and that any incremental remediation expense, if any, is not likely to have a material adverse effect on our consolidated financial position or results of operations.

Financial Instruments

During the second quarter of 2002, we entered into an interest rate cap agreement pursuant to our bank loan agreements in order to limit our exposure to increases in interest rates on the variable portion of our borrowing costs. The carrying value and net loss through the third quarter of 2002 for this interest rate cap agreement were not material to our consolidated balance sheet or statement of operations.

Employee Relations

During 2002, we entered into the following significant labor agreements:

	Approximate
	Employees		Expiration
Union	Covered	Location	Date

Paper, Allied Industrial, Chemical and Energy Workers International Union	26	Omaha, NE	March 31, 2007
Paper, Allied Industrial, Chemical and Energy Workers International Union	122	Omaha, NE	March 31, 2007
Paper, Allied Industrial, Chemical and Energy Workers International Union	141	Merrimack, NH	April 2, 2006
United Commercial Food Workers Union	49	Vernon, CA	March 5, 2005

Subsequent Events

On October 31, 2002, our Board of Directors approved changes to The Nashua Corporation Retirement Plan for Salaried Employees, The Supplemental Executive Retirement Plan and the retirement medical and life insurance plans. As a result of the Board approved changes, we expect to incur a curtailment loss related to the changes to the pension plans, offset by a curtailment gain related to the retiree medical and life insurance plans, resulting in a net pretax fourth quarter loss in the range of $0 to $.3 million, excluding any potential gain from the buyout of existing retirees’ life insurance benefits.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We acquired the operating assets of Computer Imaging Supplies, Inc. on April 1, 2002 and certain assets of Dietzgen LLC on June 21, 2002. Sales, gross margin and pretax income for our Specialty Paper Products segment were favorably impacted by the contribution of the Computer Imaging Supplies fraud prevention business. While sales for our Specialty Paper Products segment were favorably impacted by the Dietzgen large format business, a lower gross margin percentage and higher than anticipated integration costs for the Dietzgen business negatively impacted our pretax income.

Effective January 1, 2002, we eliminated goodwill amortization in accordance with FAS 142. Goodwill amortization was $.4 million for the third quarter of 2001 and $1.2 million for the first nine months of 2001.

During the third quarter of 2001, we exited the lamination business in our Label Products segment. As a result, sales and pretax profit for our Label Products segment were negatively impacted during the first nine months of 2002. Upon exiting the lamination business, we agreed to purchase from a third party certain laminated products previously supplied to our Label Products segment by our Specialty Paper Products segment. We also agreed to supply certain coated papers manufactured by our Specialty Paper Products segment to the same third party resulting in incremental external sales.

During the third quarter of 2002, we recognized a net workers’ compensation refund of approximately $.4 million relating to experience rate adjustments for prior years. Gross margin and pretax income for each of our operating segments were favorably impacted by this refund.

Results of Operations For the Third Quarter of 2002 Compared to the Third Quarter of 2001

Quarterly sales increased by $3.3 million, or 4.7 percent, to $72.8 million for the third quarter of 2002. Increased sales in our Specialty Paper Products segment of $3.9 million and a reduction in eliminations for sales between segments of $.6 million, more than offset sales declines of $.7 million in our Label Products segment and $.5 million in our Imaging Supplies segment. The decline in sales of our Label Products segment was attributable to our exit from the lamination business during the third quarter of 2001. The increase in sales by our Specialty Paper Products segment was primarily driven by the contribution of the Dietzgen and Computer Imaging Supplies businesses acquired during the second quarter of 2002. As previously described, sales of our Specialty Paper Products segment have also increased from incremental external sales resulting from a supply agreement, partially offset by reduced sales to our Label Products segment.

Gross margin percentage declined slightly from 21.0 percent for the third quarter of 2001 to 20.0 percent for the third quarter of 2002. Declines in gross margin percentages for our Specialty Paper Products and Imaging Supplies segments more than offset improvement in our Label Products segment.

Selling and distribution expenses increased $.1 million, to $7.2 million for the third quarter of 2002. As a percentage of sales, selling and distribution expenses decreased from 10.3 percent for the third quarter of 2001 to 9.9 percent for the third quarter of 2002, primarily due to improvements in our Imaging Supplies and Label Products segments, partially offset by an increase in our Specialty Paper Products segment.

Administrative expenses increased $.2 million, to $5.0 million for the third quarter of 2002. Corporate administrative expenses were relatively unchanged at $2.1 million. Increased legal expenses related to tax and environmental issues and consulting fees related to employee benefits, were offset by the elimination of goodwill amortization under FAS 142. Goodwill amortization for the third quarter of 2001 was $.4 million.

Research and development expenses of $.8 million for the third quarter of 2002 were flat compared to the same period in 2001.

Net interest expense declined $.2 million, to $.4 million for the third quarter of 2002 due to reduced debt and lower interest rates.

Net restructuring and unusual income of $24,000 for the third quarter of 2002 represents a net reduction to our previously established restructuring reserves. The net restructuring and unusual charge of $3.0 million for the third quarter of 2001 included a charge of $3.6 million related to exiting our lamination business, partially offset by unusual income of $.6 million from the sale of unutilized land.

Our pretax income was $1.1 million for the third quarter of 2002, compared to a loss of $1.8 million for the third quarter of 2001. Pretax income, excluding restructuring and unusual items, declined $.1 million from $1.2 million for the third quarter of 2001 to $1.1 million for the third quarter of 2002. An improvement in the profitability of our Imaging Supplies segment of $.1 million and a decrease in our interest expense of $.2 million were offset by a decline in the profitability of our Specialty Paper Products segment of $.3 million.

The estimated effective income tax rate was 40.0 percent for the third quarter of 2002, which is higher than the U.S. statutory rate principally due to the impact of state income taxes. The change in the estimated effective income tax rate from 0 percent for the third quarter of 2001 to 40.0 percent for the third quarter of 2002 is primarily due to the impact of non-deductible goodwill amortization during 2001.

Net income improved $2.5 million for the third quarter of 2002, or $0.43 per share, compared to the same period in 2001. Net income for the third quarter of 2002 was $.7 million, or $0.12 per share, compared to a loss of $1.8 million, or $0.31 per share, in the third quarter of 2001.

Restructuring Reserves

Details of our restructuring reserves for continuing operations which are included in “Accrued Expenses” in our consolidated balance sheet and activity recorded during the third quarter of 2002 are as follows:

(In thousands)	Balance	Current	Current	Balance
	June 28,	Period	Period	Sept. 27,
	2002	Provision	Utilization	2002

Provisions for severance related to workforce reductions	$570	$(69)	$(137)	$364
Provisions for assets to be sold or discarded	7	45	(52)	—
Other	323	—	(323)	—

Total	$900	$(24)	$(512)	$364

Restructuring reserves relate primarily to the shutdown of our lamination business in our Label Products segment, which was completed during 2001, and the outsourcing of our toner filling operation within our Imaging Supplies segment, which was completed during the first half of 2002. Sales for our discontinued lamination business were $2.8 million for the third quarter of 2001 and $10.0 million for the first nine months of 2001. Our initial provision for workforce reductions included severance for 29 employees in our toner filling operation and 97 employees in our lamination business. Changes to our original estimates are included under restructuring and unusual income in our consolidated statement of operations for the third quarter of 2002.

Results of Operations by Reportable Segment For the Third Quarter of 2002 Compared to the Third Quarter of 2001

Label Products Segment

Our Label Products segment reported a $.7 million, or 2.7 percent, decline in sales for the third quarter of 2002 to $25.3 million, resulting from exiting our lamination business during the third quarter of 2001. Sales for our discontinued lamination business were $2.8 million during the third quarter of 2001. Excluding lamination sales for the third quarter of 2001, sales increased by $2.1 million, or 9.0 percent, for the third quarter of 2002 compared to the same period in the prior year. Increased volume of our automatic identification and retail shelf product lines was partially offset by overall pricing pressures stemming from current economic conditions.

Gross margin percentage improved from 18.7 percent in the third quarter of 2001 to 19.1 percent in the third quarter of 2002. The improvement in the segment’s gross margin percentage was mainly due to productivity improvements in the manufacturing of our retail labels, partially offset by the aforementioned pricing pressures.

Selling and distribution expenses for our Label Products segment declined $.3 million, to $2.1 million for the third quarter of 2002 primarily due to lower bad debt expense. As a percentage of sales, selling and distribution expenses declined from 9.1 percent for the third quarter of 2001 to 8.2 percent for the third quarter of 2002.

Administrative expenses for our Label Products segment increased $.3 million, to $1.0 million for the third quarter of 2002 primarily due to incremental costs associated with integrating information systems.

Our Label Product segment’s pretax income for the third quarter of 2002 was relatively unchanged from the prior year at $1.7 million.

Specialty Paper Products Segment

Our Specialty Paper Products segment reported a $3.9 million, or 10.1 percent, increase in sales for the third quarter of 2002 to $42.3 million, primarily due to recently acquired businesses. We acquired the operating assets of Computer Imaging Supplies, Inc. on April 1, 2002 and certain assets of Dietzgen LLC on June 21, 2002. Incremental sales increases from the Computer Imaging Supplies fraud prevention business of $1.7 million and the Dietzgen large format business of $2.2 million together with volume improvements in our thermal and dry-gummed product lines, were partially offset by pricing and volume declines in our bond paper, heat seal, cut-sheet paper, carbonless paper and retail sale product lines.

Gross margin percentage declined from 20.5 percent for the third quarter of 2001 to 19.7 percent for the third quarter of 2002, mainly due to the cost of integrating the Dietzgen product lines into our plants in Tennessee and California and pricing pressures stemming from current economic conditions, partially offset by margin improvements resulting from incremental dry-gummed volume.

Selling and distribution expenses for our Specialty Paper Products segment increased $.5 million, to $4.6 million for the third quarter of 2002. As a percentage of sales, selling and distribution expenses increased from 10.7 percent for the third quarter of 2001 to 10.9 percent for the third quarter of 2002, primarily as a result of higher distribution and marketing costs associated with our newly acquired businesses.

Administrative expenses for our Specialty Paper Products segment increased $.2 million, to $1.8 million for the third quarter of 2002, primarily due to incremental administrative expenses associated with the newly acquired Dietzgen and Computer Imaging Supplies businesses.

Research and development expenses of $.4 million for the third quarter of 2002 were relatively flat compared to the same period in 2001.

Our Specialty Paper Product segment’s pretax income declined by $.3 million to $1.5 million for the third quarter of 2002. The primary contributor to the decline in pretax income was the increase in expenses associated with the Dietzgen business, which more than offset gross margin improvements in other product lines.

Imaging Supplies Segment

Our Imaging Supplies segment reported a decline in sales of $.5 million, or 7.8 percent, for the third quarter of 2002 to $5.9 million, as a result of decreased sales volumes of high-speed products to our end-user customers and lower export sales offset slightly by increased sales of Ricoh-compatible toners and high-speed toners to value-added distributors.

Gross margin percentage decreased from 27.0 percent for the third quarter of 2001 to 23.6 percent for the third quarter of 2002. The decline in gross margin percentage was primarily attributable to changes in product mix and distribution channels, higher manufacturing costs resulting from equipment repairs and the transition of our toner filling operation to a third party, partially offset by a workers’ compensation refund of $152,000.

Selling and distribution expenses for our Imaging Supplies segment declined $.1 million, to $.5 million for the third quarter of 2002. As a percentage of sales, selling and distribution expenses declined from 9.7 percent for the third quarter of 2001 to 9.3 percent for the third quarter of 2002, primarily due to a favorable shift in our sales to customers requiring lower selling and distribution costs.

Administrative expenses for our Imaging Supplies segment declined $.3 million, to $.2 million for the third quarter of 2002, primarily due to lower headcount.

Research and development expenses of $.4 million for the third quarter of 2002 were relatively flat compared to the same period in 2001.

Our Imaging Supplies segment’s pretax income increased $.1 million to $.3 million for the third quarter of 2002.

Results of Operations For the First Nine Months of 2002 Compared to the First Nine Months of 2001

Sales increased $1.3 million to $208.2 million for the first nine months of 2002 compared to sales of $206.9 million for the same period in 2001. Increased sales for our Specialty Paper Products segment of $2.9 million and a reduction in eliminations for sales between segments of $8.4 million, more than offset declines in our Imaging Supplies segment of $.3 million and Label Products segment of $9.6 million. The increase in sales by our Specialty Paper Products segment was primarily driven by the contribution of the Dietzgen and Computer Imaging Supplies businesses acquired during the second quarter of 2002. Also, sales of our Specialty Paper Products segment increased from incremental external sales resulting from a supply agreement entered into as a result of the exit of our lamination business.

Our gross margin percentage decreased to 20.1 percent for the first nine months of 2002, compared to 20.6 percent for the first nine months of 2001. An increase in gross margin percentage for our Specialty Paper Products segment was more than offset by declines in our Label Products and Imaging Supplies segments.

Selling and distribution expenses declined $1.1 million, to $20.6 million for the first nine months of 2002. Selling and distribution expenses, as a percent of sales, decreased to 9.9 percent for the first nine months of 2002 from 10.5 percent for the same period in 2001, primarily due to decreases in our Imaging Supplies and Label Products segments.

Administrative expenses declined $.4 million, to $14.6 million for the first nine months of 2002. This 2.5 percent decline was primarily due to a reduction in our Imaging Supplies segment and in our corporate administrative expenses. Corporate administrative expenses were higher by $1.0 million in 2001 due primarily to goodwill amortization. Goodwill amortization for the first nine months of 2001 was $1.2 million. Effective January 1, 2002, in accordance with Statement of Financial Accounting Standard No. 142, we no longer amortize goodwill. Instead, we evaluate goodwill for impairment under the guidelines set forth in FAS 142. We completed the initial impairment test required by FAS 142 and concluded that no impairment existed at January 1, 2002. During the fourth quarter of 2002, we will complete the annual impairment test required by FAS 142.

Research and development expenses declined $.1 million, to $2.4 million for the first nine months of 2002.

Net interest expense declined $1.1 million, to $1.2 million for the first nine months of 2002 due to reduced debt and lower interest rates.

Net restructuring and unusual income of $24,000 for the first nine months of 2002 represents a net reduction to our previously established restructuring reserves. The net restructuring and unusual charge of $3.2 million for the first nine months of 2001 included a charge of $3.6 million related to exiting the lamination business in our Label Products segment and a charge related to a workforce reduction in the Toner division of our Imaging Supplies segment, partially offset by unusual income of $.6 million from the sale of unutilized land.

Our pretax income was $3.2 million for the first nine months of 2002, compared to a loss of $1.9 million for the first nine months of 2001. Our pretax income, excluding restructuring and unusual items, improved by $1.9 million, to $3.1 million for the first nine months of 2002, compared to $1.3 million for the first nine months of 2001. Improvements in the profitability of our Imaging Supplies segment of $.9 million and in our Specialty Paper Products segment of $.8 million, as well as reductions in interest expense of $1.1 million and in goodwill amortization of $1.2 million, were partially offset by a decrease in the profitability of our Label Products segment of $1.4 million and an increase in other corporate expenses of $.2 million. Pretax results for the first nine months of 2001 included pretax income of $.5 million from the sale of part of our Projection System’s technology.

The estimated annual effective income tax rate was 40.0 percent for the first nine months of 2002 and is higher than the U.S. statutory rate principally due to the impact of state income taxes. The change in the estimated annual effective income tax rate from 5.0 percent for the first nine months of 2001 to 40.0 percent for the first nine months of 2002 is primarily due to the impact of non-deductible goodwill amortization during 2001.

Net income for the first nine months of 2002 improved $3.7 million, or $0.65 per share, as compared to the first nine months of 2001. Net income for the first nine months of 2002 was $1.9 million, or $0.33 per share, compared to a loss of $1.8 million, or $0.32 per share, for the same period in 2001.

Results of Operations by Reportable Segment For the First Nine Months of 2002 Compared to the First Nine Months of 2001

Label Products Segment

Our Label Products segment reported a $9.6 million, or 11.5 percent, decline in sales to $74.2 million for the first nine months of 2002, compared to $83.9 million for the same period in 2001. This decline was a result of exiting the lamination business during the third quarter of 2001. Sales for our discontinued lamination business were $10.0 million for the first nine months of 2001. Excluding sales for the discontinued lamination business, sales for the first nine months of 2002 improved by $.4 million compared to the same period in the prior year. Increased volume in our automatic identification, retail shelf, ticket and inform product lines was offset by overall pricing pressures stemming from current economic conditions, as well as by volume declines in our supermarket and industrial thermal product lines.

Gross margin percentage for the segment declined from 18.6 percent for the first nine months of 2001 to 18.2 percent for the first nine months of 2002, primarily due to increased material costs and pricing pressures stemming from current economic conditions.

Selling and distribution expenses for our Label Products segment declined $1.2 million, to $6.2 million for the first nine months of 2002. As a percentage of sales, selling and distribution expenses declined from 8.8 percent for the first nine months of 2001 to 8.3 percent for the first nine months of 2002, primarily as a result of lower freight and bad debt expenses.

Administrative expenses for our Label Products segment increased $.5 million, to $2.9 million for the first nine months of 2002, primarily due to incremental costs associated with integrating information systems during the third quarter of 2002.

Our Label Products segment’s pretax income decreased $1.4 million, or 24.2 percent, to $4.3 million for the first nine months of 2002, compared to $5.7 million for the first nine months of 2001. This decline was primarily due to lower gross margin and increased administrative expenses.

Specialty Paper Products Segment

Our Specialty Paper Products segment reported a $2.9 million, or 2.5 percent, improvement in sales for the first nine months of 2002 to $117.3 million, compared to $114.4 million for the same period last year, primarily due to the contribution of newly acquired businesses. We acquired the operating assets of Computer Imaging Supplies, Inc. on April 1, 2002 and certain assets of Dietzgen LLC on June 21, 2002. Sales increases for the Computer Imaging Supplies fraud prevention business and the Dietzgen large format business and volume improvements in our thermal, dry gum and ATM product lines, were partially offset by lower sales volumes and pricing pressures for our bond paper, cut-sheet paper, ticket, retail sale, heat seal, carbonless paper and ribbon product lines.

Gross margin percentage improved to 20.4 percent for the first nine months of 2002 as compared to a gross margin percentage of 19.5 percent for the first nine months of 2001. The improvement in gross margin percentage was attributable to a favorable sales mix and cost containment, partially offset by lower margin sales from the acquired Dietzgen business.

Selling and distribution expenses increased $.6 million, to $12.7 million for the first nine months of 2002. As a percentage of sales, selling and distribution expenses increased from 10.6 percent for the first nine months of 2001 to 10.9 percent for the first nine months of 2002, primarily due to higher distribution and marketing costs associated with our newly acquired businesses.

Administrative expenses were relatively unchanged at $4.9 million for the first nine months of 2002 and 2001.

Research and development costs increased for the first nine months of 2002 by $.2 million, to $1.3 million, primarily due to increased spending on our printed circuits technology.

Our Specialty Paper Products segment’s pretax income increased $.8 million, to $4.9 million for the first nine months of 2002. Improved gross margin more than offset increases in selling and distribution expenses and in research and development costs.

Imaging Supplies Segment

Our Imaging Supplies segment reported a $.3 million, or 1.5 percent, decline in sales to $18.2 million for the first nine months of 2002, compared to $18.5 million for the same period last year. This decline was primarily due to lower sales of high-speed products to end-user customers, as well as lower export sales, partially offset by higher sales volume of resin products and Ricoh-compatible toners.

The segment’s gross margin percentage for the first nine months of 2002 was unchanged from the same period in 2001 at 24.9 percent.

Selling and distribution expenses declined $.4 million, to $1.6 million for the first nine months of 2002. As a percentage of sales, selling and distribution expenses declined from 10.9 percent for the first nine months of 2001 to 8.9 percent for the first nine months of 2002. This decrease was due to a favorable shift in our sales channels to customers requiring lower selling and distribution costs and aggressive cost containment measures, which included cost savings from consolidating customer service.

Administrative expenses declined $.4 million, to $.9 million for the first nine months of 2002 due to a decrease in personnel.

Research and development costs declined by $.1 million to $1.1 million for the first nine months of 2002.

Pretax income for our Imaging Supplies segment for the first nine months of 2002 was $1.0 million, an improvement of $.9 million, compared to the first nine months of 2001. Improved results were mainly due to lower selling, distribution and administrative expenses.

Liquidity, Capital Resources and Financial Condition

Cash and cash equivalents increased $251,000 from $1.1 million at December 31, 2001 to $1.3 million at September 27, 2002. Cash provided by operating and financing activities for the first nine months of 2002 was partially offset by cash used in investing activities. Cash provided by continuing operating activities of $3.9 million consisted primarily of cash flow from operations, partially offset by an increase in working capital. Net cash used in investing activities of $4.2 million consisted of $2.6 million of capital expenditures across all segments, and $1.7 million to acquire the assets of Computer Imaging Supplies, Inc. and certain assets of Dietzgen LLC. Net cash provided by financing activities of $.6 million consisted primarily of additional borrowings under our credit agreement. In conjunction with the acquisition of the Computer Imaging Supplies business, we issued a promissory note in the principal amount of $1.0 million and assumed accounts payable of $.5 million. In conjunction with the acquisition of the Dietzgen business, we recorded a contingent liability of $.4 million that will be paid out based on future sales and an accrued liability of $1.5 million in connection with our purchase of Dietzgen inventories. As of September 27, 2002, only the Computer Imaging Supplies promissory note and Dietzgen contingent liability were outstanding.

Working capital increased by $3.1 million, or 19.0 percent, from $16.5 million at December 31, 2001 to $19.7 million at September 27, 2002. Increases in cash and cash equivalents, accounts receivable and inventory, along with a decrease in accrued expenses, more than offset a decrease in other current assets and increases in accounts payable and current maturities of notes payable.

We are required to maintain certain financial covenants, such as a funded debt to EBITDA ratio, minimum EBITDA levels and a fixed charge coverage ratio, each as defined in our credit agreement with LaSalle Bank, NA and Fleet National Bank. We were in compliance with these financial covenants for the quarter ended September 27, 2002.

In our opinion, our contractual obligations at September 27, 2002, and the effect such obligations are expected to have on our liquidity and cash flows in future periods have not changed materially since December 31, 2001.

Our liquidity is affected by many factors, some based on the normal operations of our business and others related to the uncertainties of the industry and global economies. Although our cash requirements will fluctuate based on the timing of these factors, we believe that current cash and cash equivalents, cash flows from operations and amounts available under our credit agreement are sufficient to fund our planned capital expenditures, working capital needs and other operating cash requirements.

Critical Accounting Policies

Our critical accounting policies have not changed materially from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2001.

ITEM 4. CONTROLS AND PROCEDURES

As of October 3, 2002, an evaluation was performed under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of October 3, 2002. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to October 3, 2002.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In August and September 1996, two individual plaintiffs filed lawsuits in the Circuit Court of Cook County, Illinois against Nashua, Cerion, certain directors and officers of Cerion, and our underwriter, on behalf of all persons who purchased the common stock of Cerion between May 24, 1996 and July 9, 1996. These two complaints were consolidated. In March 1997, the same individual plaintiffs joined by a third plaintiff filed a Consolidated Amended Class Action Complaint (the “Consolidated Complaint”). The Consolidated Complaint alleged that, in connection with Cerion’s initial public offering, the defendants issued materially false and misleading statements and omitted the disclosure of material facts regarding, in particular, certain significant customer relationships. In October 1997, the Circuit Court on motion by the defendants, dismissed the Consolidated Complaint. The plaintiffs filed a Second Amended Consolidated Complaint alleging similar claims as the Consolidated Complaint seeking damages and injunctive relief. On May 6, 1998, the Circuit Court, on motion by the defendants, dismissed with prejudice the Second Amended Consolidated Complaint. The plaintiffs filed with the Appellate Court an appeal of the Circuit Court’s ruling. On November 19, 1999, the Appellate Court reversed the Circuit Court’s ruling that dismissed the Second Amended Consolidated Complaint. The Appellate Court ruled that the Second Amended Consolidated Complaint represented a valid claim and sent the case back to the Circuit Court for further proceedings. On December 27, 1999, we filed a Petition with the Supreme Court of Illinois. In that Petition, we asked the Supreme Court of Illinois to determine whether the Circuit Court or the Appellate Court is correct. Our Petition was denied and the case was sent to the Circuit Court for trial. Discovery has been completed, but no date has been set for trial and pre-trial motions. Non-binding mediation has been scheduled for November 21 and 22, 2002. We believe that the lawsuit is without merit and will continue to defend ourselves in this matter. We also believe that we will fully collect on our 37.1 percent ownership in Cerion common stock valued at approximately $.9 million as of September 27, 2002. Our investment in Cerion is included under Other assets in our Consolidated Balance Sheet.

ITEM 5. OTHER INFORMATION

Annual Meeting of Stockholders

Our annual Stockholders’ Meeting is scheduled to be held on May 1, 2003 at the Crown Plaza, 2 Somerset Parkway, Nashua, New Hampshire at 10:00 a.m.

Stockholder Proposals

Any proposal that a stockholder wishes us to consider for inclusion in our proxy statement and form of proxy card for our 2003 Annual Meeting of Stockholders must be received by us on or before December 2, 2002. Such proposals should be directed to Nashua Corporation, Second Floor, 11 Trafalgar Square, Nashua, New Hampshire 03063, Attention: Clerk/Secretary.

In addition, our By-laws require all stockholder proposals to be submitted timely to our Clerk/Secretary at the above address (other than proposals submitted for inclusion in our proxy statement and form of proxy as described above). To be timely, our Clerk/Secretary must receive stockholder notice not less than 60 days nor more than 90 days prior to the 2003 Annual Meeting; provided, however, that in the event that less than 70 days’ prior disclosure of the date of our 2003 Annual Meeting is made (whether by public disclosure or written notice to stockholders), stockholder notice, to be timely, must be received no later than the close of business on the 10th day following the day on which notice of our 2003 Annual Meeting was made.

Matters Affecting Future Results

Certain information we provide in this Quarterly Report on Form 10-Q that are not related to historical results are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements address a variety of subjects, including, for example, future financial performance (including future revenues, cash flows, earnings, funding or growth rates), our on-going business strategies or prospects, and future actions to be taken by us. Statements in this quarterly report that state our intentions, plans, expectations, beliefs or predictions of future events are forward-looking statements. The matters discussed in this quarterly report also involve risks and uncertainties that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements are based on current expectations, projections and assumptions regarding future events that may not prove to be accurate. Actual results may differ materially from those projected or implied in the forward-looking statements. The following important factors and uncertainties, among others, could cause actual results to differ materially from those described in these forward-looking statements: delays or difficulties in integrating the Dietzgen purchased assets into our operations, our future capital needs and resources, fluctuations in customer demand, intensity of competition from other vendors, timing and acceptance of new product introductions, delays or difficulties in programs designed to increase sales and profitability, general economic and industry conditions, the possibility of a final award of material damages in the Cerion securities litigation, the settlement of various tax issues, the ultimate cost of remediation for environmental matters, and other risks described from time to time in our filings with the Securities and Exchange Commission, including, without limitation, our Annual Report on Form 10-K for the year ended December 31, 2001 filed on March 19, 2002 and our Quarterly Reports on Form 10-Q for the quarterly periods ended March 29, 2002 and June 28, 2002 filed on May 9, 2002 and August 12, 2002, respectively, and the information set forth in this quarterly report should be read in light of such risks. We cannot guarantee any future results, levels of activity, performance or achievements. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if its estimates change.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

+10.12*	Form of Indemnification Agreement between Nashua Corporation and its directors and executive officers.

99.1*	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 dated November 8, 2002.

99.2*	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 dated November 8, 2002.

*-	Filed herewith.

+-	Identifies exhibits constituting management contracts or compensatory plans or other arrangements required to be filed as an exhibit to this Quarterly Report on Form 10-Q.

(b)	Reports on Form 8-K

On October 21, 2002, we filed a Current Report on Form 8-K, dated October 10, 2002, reporting under Item 5 that we had reached an agreement with the Appeals Office of the United States Internal Revenue Service regarding an outstanding proposed assessment of federal income tax for the years 1992 to 1994.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NASHUA CORPORATION (Registrant)

Date: November 8, 2002	By: /s/John L. Patenaude John L. Patenaude Vice President-Finance and Chief Financial Officer (principal financial and duly authorized officer)

CERTIFICATIONS

I, Andrew B. Albert, certify that:

     1.     I have reviewed this quarterly report on Form 10-Q of Nashua Corporation;

     2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 8, 2002	/s/Andrew B. Albert Andrew B. Albert Chairman, President and Chief Executive Officer

I, John L. Patenaude, certify that:

     1.     I have reviewed this quarterly report on Form 10-Q of Nashua Corporation;

     2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 8, 2002	/s/John L. Patenaude John L. Patenaude Vice President-Finance and Chief Financial Officer