Form 10-K
period 2002-12-31
NASHUA CORP
filed 2003-03-20
CIK 69680

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 1-5492-1

NASHUA CORPORATION
(Exact name of Registrant as Specified in its Charter)

Massachusetts	02-0170100
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

11 Trafalgar Square, Second Floor Nashua, New Hampshire (Address of Principal Executive Offices)	03063 (Zip Code)

Registrant’s telephone number, including area code:

(603) 880-2323

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $1.00	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☐          No ☑

      As of June 28, 2002, the aggregate market value of the registrant’s voting stock held by non-affiliates was approximately $27,667,969. As of March 13, 2003, the number of shares outstanding of the registrant’s Common Stock was 5,883,784.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders of the registrant to be held on May 1, 2003 are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1.     Business

General

      Nashua Corporation is a premier manufacturer, converter and marketer of labels, specialty papers and imaging products. Our primary products include thermal coated papers, pressure-sensitive labels and tags, bond papers, transaction receipts and toners/developers for use in photocopiers.

      Our Company was incorporated in Massachusetts in 1904. We changed our state of incorporation to Delaware in 1957 and back to Massachusetts in 2002. Our principal executive offices are located at 11 Trafalgar Square, Nashua, New Hampshire 03063, and our telephone number is (603) 880-2323. Our internet address is www.nashua.com. Copies of our Exchange Act reports can be accessed from our website. References in this Form 10-K to “us,” “we,” “ours,” the “Company” or to “Nashua” refer to Nashua Corporation and our consolidated subsidiaries, unless the context requires otherwise.

Operating Segments

      Set forth below is a brief summary of each of our three operating segments together with a description of their more significant products, competitors and operations. Our three operating segments are:

(1)	Label Products

(2)	Specialty Paper Products

(3)	Imaging Supplies

      Additional financial information regarding our business segments is contained in Note 13 to our Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K.

      On April 17, 2000, we completed the acquisition of all outstanding shares of Rittenhouse Paper Company. The acquisition of Rittenhouse was accounted for using the purchase method of accounting and the operations of Rittenhouse are included in the operating results of our Label Products and Specialty Paper Products segments from the date of acquisition.

Label Products Segment

      Our Label Products segment converts, prints and sells pressure-sensitive labels and tags to distributors and end-users.

      Pressure-sensitive labels and tags are used for supermarket scale, retail shelf tags, inventory control, tracking, automatic identification, event tickets and address labels. We are a major supplier of labels to the supermarket industry and our labels are also used for such applications as ticket media, transportation, automatic data collection (barcode), mailer/package distribution and pharmaceutical and prescription fulfillment. The label industry is price-sensitive and competitive and includes competitors such as Moore Corporation Ltd., Hobart Corporation and Corporate Express, as well as numerous regional converters.

      We depend on outside suppliers for most of the raw materials used by our Label Products segment to produce labels and ticket media. Primary materials used in producing our products include laminated paper, inks and chemicals. Thermal paper constitutes a large percentage of the raw material cost for our and our competitors’ products, as a result our costs and market pricing are heavily impacted by changes in thermal paper costs. We purchase materials from multiple suppliers and believe that adequate quantities of supplies are available. However, for some important raw materials, such as laminated paper and inks, we sole source or partner with a few vendors. There is no current or anticipated supply disruption but a future supply disruption could negatively impact our operations until an alternate source of supply could be qualified. Additionally, there can be no assurance that our future operating results would not be adversely affected by either future increases in the cost of raw materials or sourced products or the curtailment of supply.

      During the third quarter of 2001, we discontinued our lamination business within our Label Products segment. In connection with this discontinuance, we entered into supply agreements for laminated and coated products with The Fasson Roll North America division of Avery Dennison that commit us to purchase a significant portion of the laminated materials from them through December 31, 2005. If we fail to meet the minimum purchase volumes specified in the agreements, we would be subject to financial penalties. We acquired the required quantities and were in compliance with the requirements of these agreements for 2002. Prior to our decision to exit the lamination business, we manufactured most of our laminated materials at our Omaha, Nebraska location. Our decision to enter into these supply agreements and to cease our manufacturing of laminated materials increased our reliance on outside suppliers, but eliminated a potential future need for significant capital investment in lamination equipment.

      In February 2003, we acquired the assets of The Label Company from Bunzl Distribution and signed a multi-year agreement to supply Bunzl with label products. The Label Company has primarily been a supplier of supermarket promotional, scale and product identification labels for Bunzl and other customers. We believe this acquisition provides flexibility to our label manufacturing operations, adds additional volume to our coating facility within our Specialty Paper Products segment and enhances our relationship with a valued and long-standing customer. The Label Company had 2002 sales of approximately $9.0 million. Operating activity relating to The Label Company will be reported under our Label Products segment from the date of acquisition.

Specialty Paper Products Segment

      Our Specialty Paper Products segment coats, converts and sells papers and films. Products include: thermal papers, dry-gummed papers, heat seal papers, large-format media papers, carbonless papers, small rolls, financial receipts, retail consumer products and cut-sheet bond papers.

      Thermal papers develop an image upon contact with either a heated stylus or a thermal print head. Thermal papers are used in point-of-sale printers, package identification systems, gaming and airline ticketing systems, medical and industrial recording charts and for conversion to labels. We sell large roll thermal papers primarily to printers and converters. Competitors in the large roll thermal papers market include companies such as Appleton Papers, Inc. and Ricoh Corporation, as well as other manufacturers in the United States, Asia and Europe.

      Small rolls of bond and thermal papers are used for such applications as point-of-sale receipts for cash registers and credit card verification, financial receipts for ATM’s, teller systems and check processing, adding machine papers, and self-service applications, such as gas station pay-at-the-pump, casino/gambling and thermal facsimile for thermal fax printers. We sell converted small rolls to fine paper merchants, superstores, warehouse clubs, resellers and end-users. Our major competitors in the small roll market include NCR Corporation, Paper Systems, Inc. and Wallace Computer Systems, Inc.

      Dry-gummed paper is a paper that is coated with a moisture-activated adhesive. We sell dry-gummed paper primarily to fine paper merchants, business forms manufacturers and paper manufacturers, who ultimately convert it into various types of labels and stamps. Our major competitor in the dry-gummed label market is Troy Laminating and Coating, Inc.

      Our heat seal papers are coated with an adhesive that is activated when heat is applied. We sell these products through fine paper merchants who, in turn, resell them to printers who convert the papers into labels for use primarily in the pharmaceutical industry. Heat seal papers are also used in bakery, meat packaging and other barcode applications.

      Large-format media papers are premium quality papers untreated or treated with either resin or non-resin coatings. We sell large-format media papers to merchants, resellers, print-for-pay retailers and end-users for use in graphic applications, signs, engineering drawings, posters, and for the reproduction of original copies. Our major competitors include Intellicoat and Océ N.V.

      Carbonless paper is a coated paper used in the production of multi-part business forms which produce multiple copies without carbon paper. We sell carbonless paper in sheet form through fine paper merchants and in roll form directly to the printing industry, where it is converted into multi-part business forms. Within the carbonless paper market, we generally compete with Appleton Papers, Inc., MeadWestvaco Corporation and Imation Corporation.

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

      We depend on outside suppliers for most of the raw materials used by our Specialty Paper Products segment. Primary raw materials include paper and chemicals used in producing the various coatings that we apply and ribbons. Paper constitutes a large percentage of the raw material cost for our and our competitors’ products, as a result our costs and market pricing are heavily impacted by changes in paper costs. We purchase materials from multiple suppliers. However, we single source some raw materials for specific coated product applications. There is no current or anticipated supply disruption but a future supply disruption could negatively impact our operations until an alternate source of supply could be qualified. There can be no assurance that our future operating results would not be adversely affected by future increases in either the cost of raw materials or sourced products or the curtailment of supply.

      Several of the products in our Specialty Paper Products segment are in mature and declining markets. These include our dry-gummed papers, heat seal papers and carbonless papers. Future sales and profitability for these product lines depends on our ability to maintain current prices and retain and increase our market share in these declining markets. We believe the market for thermal papers will continue to grow in the foreseeable future.

      We acquired the operating assets of Computer Imaging Supplies, Inc. on April 1, 2002 and certain assets of Dietzgen LLC on June 21, 2002. Operating results of our Specialty Paper Products segment reflect activity from the Computer Imaging Supplies’ point-of-sale fraud prevention business and the Dietzgen large-format business as of our acquisition dates.

Imaging Supplies Segment

      Our Imaging Supplies segment manufactures and sells consumable products used in producing hard copy images. Our product line is comprised primarily of high quality, competitively priced toners and developers compatible with printers and copiers manufactured by Xerox, Ricoh, Océ N.V., IBM and others. In addition, this segment is vertically integrated in that it produces some of the resins that are used in the production of toners for both internal use as well as for sales to some external customers.

      We market our products worldwide under both the Nashua brand and select private labels. We sell our products through a variety of distribution channels. For example, we sell toner and developer to government agencies, machine service providers and print-for-pay customers through both direct and agent sales forces. We have also aligned ourselves with strategic partners who market our Ricoh compatible toner and developer products in complementary market segments. While sales for our Imaging Supplies segment represent less than ten percent of our consolidated sales, this segment has a significant customer that represents more than half of its sales. The loss of this customer would have a material adverse effect on this segment.

      Our major competitors for toner and developer products include Xerox Corporation, Ricoh Corporation, Océ N.V. and IBM. We also compete with other smaller independent manufacturers of toner and developer products. The market for toner and developer products is highly competitive, with more sophisticated toner formulas and shorter copier machine life cycles requiring timely product development.

      We depend on outside suppliers for most of the raw materials used by our Imaging Supplies segment. One of our major raw materials is resin, which is an oil based product that is susceptible to price fluctuations.

We purchase assorted custom raw materials from multiple suppliers and believe that adequate quantities of supplies are available. However, for some raw materials, we single source or partner with a few vendors. As such, while we are not currently aware of the existence of a disruption of a vendor’s business or our relationship with them that could significantly impact our operations, such a disruption in the future, could negatively impact our operations until an alternative supplier could be qualified. There can be no assurance that our future operating results would not be adversely affected by future increases in raw material prices or the curtailment of supply. During 2002, we outsourced our toner filling operation and rely on outside suppliers to complete this portion of our manufacturing process at a reduced cost compared to our prior internal process. As such, disruption of toner filling supply from one or more vendors could negatively impact our operations until an alternative supply could be arranged. The outside filling operations are currently satisfying our requirements.

      We discontinued our remanufactured laser cartridge operation during the first quarter of 2000 due to a continued decline in sales and profitability.

Information About Major Customers

      We have one group of customers under common control that represents ten percent or more of our consolidated revenues. Combined sales to Wal-Mart and Sam’s Club totaled $30.6 million or 10.8 percent of our sales in 2002, combining sales of $24.9 million for our Specialty Paper Products segment and $5.7 million for our Label Products segment. While no other customer represented ten percent of our consolidated revenues, each of our segments has significant customers. The loss of a significant customer could have a material adverse effect on our Company or our segments.

Development of New Products

      Our success depends in part on our ability to continue developing and marketing new products. There can be no assurance that we will be able to develop and introduce new products in a timely manner or that new products, if developed, will achieve market acceptance. Additionally, our future growth depends on our ability to penetrate new markets and to sell our products through alternative channels of distribution. There can be no assurance that the markets currently being served by us will continue to grow, that our existing and new products will meet the requirements of the markets in which we operate, that our products will achieve customer acceptance, that our competitors will not force prices to an unacceptably low level or take market share from us, or that we can achieve or maintain profits in the markets in which we operate.

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

Manufacturing Operations

      We operate manufacturing facilities in the following locations:

•	Nashua, New Hampshire

•	Merrimack, New Hampshire

•	Omaha, Nebraska

•	Jefferson City, Tennessee

•	Morristown, Tennessee

•	Vernon, California

•	Waco, Texas

•	St. Louis, Missouri(1)

(1)	Represents manufacturing facilities associated with our February 2003 acquisition of The Label Company

      Our New Hampshire, Nebraska and California facilities are unionized. We completed multi year labor negotiations for all three sites during 2002. More information regarding the operating segments and principal products produced at each location can be found below in Item 2 of Part I of this Form 10-K. There can be no assurance that future operating results will not be adversely affected by changes in either our or market labor wage rates or productivity.

Research and Development

      Our research and development efforts have been instrumental in the development of many of our products. We direct our research efforts primarily toward developing new products and processes and improving product performance, often in collaboration with customers. Our research and development efforts are focused primarily on new thermal coating applications and in developing printed circuits technology for our Specialty Paper Products segment and new toner and developer formulations and toner cartridge designs for our Imaging Supplies segment. Our research and development expenditures were $3.1 million in 2002, $3.2 million in 2001 and $4.2 million in 2000.

Environmental Matters

      We and our competitors are subject to various environmental laws and regulations. These include the Comprehensive Environmental Response, Compensation and Liability Act, as amended by the Superfund Amendments and Reauthorization Act, commonly known as “CERCLA,” the Resource Conservation and Recovery Act, commonly known as “RCRA,” the Clean Water Act and other state and local counterparts of these statutes. We believe that our operations have operated and continue to operate in compliance with applicable environmental laws and regulations. Nevertheless, we have received notices of alleged environmental violations in the past and we could receive additional notices of alleged environmental violations in the future. Violations of these environmental laws and regulations could result in substantial fines and penalties. Historically, we have addressed and or attempted to remedy any alleged environmental violation upon notification.

      For the past five years, we have spent approximately $1.0 million per year for compliance with environmental laws and regulations. Additionally, for sites which we have received notification of the need to remediate, we have assessed our potential liability and have established a reserve for estimated costs associated with the remediation. At December 31, 2002, our reserves for potential environmental liabilities were $.8 million for continuing operations and $.1 million for discontinued operations. However, liability of potentially responsible parties under CERCLA and RCRA, is joint and several, and actual remediation expenses at sites where we are a potentially responsible party could either exceed or be below our current estimates. We believe, based on the facts currently known to us, our insurance coverage and the environmental reserve recorded, that our estimated remediation expense and on-going costs of compliance with environmental laws and regulations are not likely to have a material adverse effect on our consolidated financial position or results of operations.

Executive Officers

      Listed below are our executive officers as of March 1, 2003. No family relationships exist between any of our officers.

Name	Age	Position

Andrew B. Albert	57	Chairman, President and Chief Executive Officer
John L. Patenaude	53	Vice President — Finance, Chief Financial Officer and Treasurer
Joseph R. Matson	55	Vice President, Corporate Controller
Robert S. Amrein	48	Vice President — Human Resources, General Counsel and Clerk/ Secretary
Margaret S. Adams	47	Vice President, Chief Information Officer
John J. Ireland	51	Vice President, President of the Specialty Paper Products Division
Donna J. DiGiovine	41	Vice President, President of the Toner Products Division
Thomas R. Pagel	46	Vice President, President of the Label Products Division

      Mr. Albert has been our Chairman of the Board, President and Chief Executive Officer since December 2000. He became our President and Chief Operating Officer in April 2000 when we completed our acquisition of Rittenhouse Paper Company. Prior to joining us, Mr. Albert served as Chairman and Chief Executive Officer of Rittenhouse Paper Company since 1983.

      Mr. Patenaude has been our Vice President — Finance and Chief Financial Officer since May 1998. In addition, since August 2000 and from May 1998 to October 1999, Mr. Patenaude has served as Treasurer. From July 1996 to May 1998, he served as our Assistant Treasurer.

      Mr. Matson has been one of our Vice Presidents since May 1998 and our Corporate Controller since July 1988.

      Mr. Amrein has been one of our Vice Presidents, General Counsel and Clerk/ Secretary since December 2000 and Vice President — Human Resources since May 2002. Prior to joining Nashua, he served as Chief Legal Counsel for M/A — Com, Inc. from 1997 to 2000 and as General Counsel and Corporate Secretary of Schneider Automation from 1988 to 1997.

      Ms. Adams has been one of our Vice Presidents since May 2002 and Chief Information Officer since October 2001. Prior to joining Nashua, she served as Vice President of Operations for Kriticka from June 2000 to May 2001 and Vice President, Information Technology for Esselte from June 1998 to June 2000. Prior to June 1998, Ms. Adams held various marketing, operational and information technology positions at Avery Dennison the most recent being Group Director of North American Technology.

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

Employees

      We had 1,026 full-time employees at February 7, 2003. Approximately 335 of our employees are members of one of several unions, principally the Paper, Allied Industrial, Chemical and Energy Workers International Union. We believe our employee relations are satisfactory.

      Our significant labor agreements include:

	Approximate #
	of Employees
Union	Covered	Location	Expiration Date

Paper, Allied Industrial, Chemical and Energy Workers International Union	26	Omaha, NE	March 31, 2007
Paper, Allied Industrial, Chemical and Energy Workers International Union	119	Omaha, NE	March 31, 2007
Paper, Allied Industrial, Chemical and Energy Workers International Union	133	Merrimack, NH	April 2, 2006
United Commercial Food Workers Union	49	Vernon, CA	March 5, 2005
Other	8	Merrimack, NH	April 2, 2006

Forward-Looking and Cautionary Statements

      Information we provide in this Form 10-K may contain forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995. We may also make forward-looking statements in other reports we file with the Securities and Exchange Commission, in materials we deliver to stockholders and in our press releases. In addition, our representatives may, from time to time, make oral forward-looking statements. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that is not directly related to historical or current fact. Words such as “anticipates,” “believes,” “expects,” “estimates,” “intends,” “plans,” “projects,” “can,” “may” and similar expressions are intended to identify such forward-looking statements. Forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from those anticipated. Such risks and uncertainties include, but are not limited to, our future capital needs, stock market conditions, the price of our stock, fluctuations in customer demand, intensity of competition from other vendors, timing and acceptance of our new product introductions, general economic and industry conditions, delays or difficulties in programs designed to increase sales and improve profitability, the settlement of tax issues, the possibility of a final award of material damages in our pending litigation and other risks detailed in this Form 10-K and our other filings with the Securities and Exchange Commission. We assume no obligation to update the information contained in this Form 10-K or to revise our forward-looking statements.

Item 2.     Properties

      All of our manufacturing facilities are located in the United States. We believe that our manufacturing facilities are in good operating condition and suitable for the production of our products. We have excess manufacturing space in some locations. Our corporate offices are located in a leased facility in Nashua, NH. The lease for our corporate offices expires on May 30, 2005.

      Our principal facilities are listed below by industry segment, location and principal products produced. Except as otherwise noted, we own each of the facilities listed.

Principal Properties

	Total Square
Location	Footage		Nature of Products Produced

Corporate
Nashua, New Hampshire (leased)	12,000	(1)	none (corporate offices)
Park Ridge, Illinois (leased)	3,000	(1)	none (administrative offices)
San Francisco, California (leased)	1,000		none (administrative offices)
Specialty Paper Products Segment
Nashua, New Hampshire (leased)	6,000	(1)	none (administrative offices)
Merrimack, New Hampshire	475,000	(2)	coated paper products
Jefferson City, Tennessee	145,000		converted paper products
Morristown, Tennessee (leased)	80,000		converted paper products
Vernon, California (leased)	61,000		converted paper products
Waco, Texas (leased)	3,000		converted paper products
Park Ridge, Illinois (leased)	8,000	(1)	none (corporate and administrative offices)
Plymouth, Massachusetts (leased)	7,000		none (sales and administrative offices)
Palatine, Illinois (leased)	4,000		none (sales and administrative offices)
Kent, Washington	10,000		none (warehousing)
Label Products Segment
Omaha, Nebraska	170,000		label products
Jefferson City, Tennessee	60,000		label products
St. Louis, Missouri (leased)	33,000	(3)	label products
Imaging Supplies Segment
Nashua, New Hampshire	203,000		dry toner and developer products
Merrimack, New Hampshire	112,000		dry toner and developer products

(1)	Our Specialty Paper Products segment and corporate staff share approximately 11,000 square feet of office space in Park Ridge, IL and 18,000 square feet of office space in Nashua, NH.

(2)	Our Specialty Paper Products segment utilizes approximately 315,000 square feet and the remaining space is leased to third parties.

(3)	Represents leased space associated with our February 2003 acquisition of The Label Company.

Item 3.     Legal Proceedings

      In August and September 1996, two individual plaintiffs filed lawsuits in the Circuit Court of Cook County, Illinois against Nashua Corporation, Cerion, certain directors and officers of Cerion, and our underwriter, on behalf of all persons who purchased the common stock of Cerion between May 24, 1996 and July 9, 1996. These two complaints were consolidated. In March 1997, the same individual plaintiffs joined by a third plaintiff filed a Consolidated Amended Class Action Complaint. The consolidated complaint alleged that, in connection with Cerion’s initial public offering, the defendants issued materially false and misleading statements and omitted the disclosure of material facts regarding, in particular, certain significant customer relationships. In October 1997, the Circuit Court on motion by the defendants, dismissed the consolidated complaint. The plaintiffs filed a Second Amended Consolidated Complaint alleging similar claims as the first consolidated complaint seeking damages and injunctive relief. On May 6, 1998, the Circuit Court, on motion by the defendants, dismissed with prejudice the second amended consolidated complaint. The plaintiffs filed with the Appellate Court an appeal of the Circuit Court’s ruling. On November 19, 1999, the Appellate Court reversed the Circuit Court’s ruling that dismissed the second amended consolidated complaint. The Appellate Court ruled that the second amended consolidated complaint represented a valid claim and sent the case back to the Circuit Court for further proceedings. On December 27, 1999, we filed a Petition with the Supreme Court of Illinois. In that Petition, we asked the Supreme Court of Illinois to determine whether the Circuit Court or the Appellate Court is correct. Our Petition was denied and the case was sent to the Circuit Court for trial. Discovery has been completed, but no date has been set for trial and pre-trial motions. Non-binding mediation discussions were held in November 2002 without resolving the dispute. We believe that the lawsuit is without merit and will continue to defend ourselves in this matter. We also believe that we will receive the value of our 37.1 percent ownership in the Cerion liquidating trust which was valued at $.9 million on an after-tax basis at December 31, 2002. Our investment in Cerion is included under other assets in our Consolidated Balance Sheet.

      On September 14, 2000, Edward G. Krasnecki and EGK Realty Corporation filed suit against Nashua Corporation in the Superior Court of the Commonwealth of Massachusetts, Middlesex County. The plaintiffs are the owners of real property, formerly leased by us, located at 260 Billerica Road, Chelmsford, Massachusetts. The plaintiffs allege that when we vacated the premises in 1997, we failed to remove improvements we had made to the property, failed to clean the premises as required by our lease, and left contamination on the property resulting in lost opportunities to the plaintiffs, for which the plaintiffs seek damages. We responded to their complaint, denying all liability and asserting affirmative defenses. We maintain that when we vacated the premises, we removed three underground tanks that we were entitled to remove under the terms of our lease, we detected soil contamination, reported and took prompt remedial action all in accordance with Massachusetts law, and are not liable to the plaintiffs. We also deny that we failed to remove improvements or that we failed to clean the premises in accordance with the terms of our lease. The matter has been scheduled for a jury trial in April 2003. We believe that the lawsuit is without merit and will continue to defend ourselves in this matter.

      We are involved in certain environmental matters and have been designated by the Environmental Protection Agency, referred to as the EPA, as a potentially responsible party for certain hazardous waste sites. In addition, we have been notified by certain state environmental agencies that some of our sites not addressed by the EPA require remedial action. These sites are in various stages of investigation and remediation. Due to the unique physical characteristics of each site, the technology employed, the extended timeframes of each remediation, the interpretation of applicable laws and regulations and the financial viability of other potential participants, our ultimate cost of remediation is difficult to estimate. Accordingly, estimates could either increase or decrease in the future due to changes in such factors. At December 31, 2002, based on the facts currently known and our prior experience with these matters, we have concluded that there is at least a reasonable possibility that site assessment, remediation and monitoring costs will be incurred. We have estimated a range for these costs of $.7 million to $1.4 million for continuing operations and approximately $.1 million for discontinued operations. These estimates could increase if other potentially responsible parties or our insurance carriers are unable or unwilling to bear their allocated share and cannot be compelled to do so. At December 31, 2002, our accrual balances relating to environmental matters were $.8 million for continuing operations and $.1 million for discontinued operations. Based on information currently available, we believe that it is probable that the major potentially responsible parties will fully pay the costs apportioned to them. We believe that our remediation expense is not likely to have a material adverse effect on our consolidated financial position or results of operations.

      We are involved in various other lawsuits, claims and inquiries, most of which are routine to the nature of our business. In the opinion of our management, the resolution of these matters will not materially affect our Company.

Item 4.	Submission of Matters to a Vote of Security Holders

      None.

Item 5.	Market for Registrant’s Common Stock and Related Stock-Holder Matters

      Our common stock is listed and traded on the New York Stock Exchange under the trading symbol “NSH.” As of December 31, 2002, the number of holders of our common stock was approximately 1,150. The following table sets forth the high and low sales price per share for our common stock as reported by the New York Stock Exchange for each period indicated.

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter	Year

2002
High	7.54	7.25	10.20	9.60	10.20
Low	5.40	5.85	6.20	6.85	5.40
2001
High	5.87	7.05	7.85	6.10	7.85
Low	3.06	3.95	5.35	4.80	3.06

      On April 24, 2000, our Board of Directors voted to redeem the stock purchase rights issued pursuant to its Shareholder Rights Plan. In redeeming the rights, a one-time payment of $0.01 per common share was distributed to shareholders of record on May 9, 2000.

      Our ability to pay dividends is restricted to $.6 million under the provisions of our debt agreement, without the prior approval of our lenders. We did not declare or pay a cash dividend on our common stock in 2002 or 2001 and do not currently intend to pay dividends in the foreseeable future.

Item 6.	Selected Financial Data(1)

Nashua Corporation and Subsidiaries

Five Year Financial Review

	2002	2001	2000	1999	1998
(In thousands, except per share data,
number of employees and percentages)
Operations(2)
Net sales	$283,190	$272,510	$253,122	$170,844	$167,831
Gross margin percentage	19.8%	20.5%	20.1%	24.0%	24.3%
Selling, distribution and administrative expenses as a percentage of sales	16.9%	18.3%	19.5%	20.3%	20.3%
Income (loss) before interest and income taxes as a percentage of sales(3)	1.9%	—	5.9%	2.1%	(6.9)%
Income (loss) before income taxes as a percentage of sales(3)	1.4%	(1.0)%	5.1%	1.7%	(7.1)%
Income (loss) as a percentage of sales(3)	.8%	(0.9)%	2.1%	(0.3)%	(4.3)%
Effective tax provision (benefit) rate	39.5%	(12.0)%	58.3%	114.6%	(39.5)%
Income (loss) before income taxes(3)	$3,828	$(2,782)	$12,914	$2,883	$(11,950)
Income (loss) from continuing operations(3)	$2,316	$(2,448)	$5,386	$(420)	$(7,229)
Income (loss) from discontinued operations, net of taxes	—	—	—	$(4,001)	$(6,687)
Gain on disposal of discontinued operation, net of taxes	—	—	—	—	$1,052
Net income (loss)	$2,316	$(2,448)	$5,386	$(4,421)	$(12,864)
Basic and diluted earnings (loss) per common share:
Continuing operations(3)	$0.40	$(0.43)	$.95	$(0.07)	$(1.15)
Discontinued operations	—	—	—	$(0.70)	$(1.06)
Gain on disposal of discontinued operation, net of taxes	—	—	—	—	$.17
Net income (loss)(3)	$0.40	$(0.43)	$.95	$(0.77)	$(2.04)
Financial Position(2)
Working capital	$21,011	$16,528	$22,531	$35,562	$45,874
Total assets	$146,188	$145,046	$170,471	$130,445	$134,095
Non-current portion of long-term debt	$23,000	$23,280	$35,905	$511	$1,064
Total long-term obligations	$27,079	$25,740	$46,171	$1,022	$1,575
Total capital employed	$87,018	$95,677	$118,048	$67,848	$76,802
Total debt as a percentage of capital employed	28.7%	26.4%	38.7%	1.5%	2.1%
Shareholders’ equity	$62,018	$70,397	$72,337	$66,826	$75,227
Shareholders’ equity per common share	$10.66	$12.32	$12.79	$11.86	$12.59
Other Selected Data(2)
Investment in plant and equipment	$4,349	$2,375	$9,625	$7,855	$6,702
Depreciation and amortization	$7,581	$9,748	$9,304	$6,381	$6,846
Dividends per common share	—	—	$.01	—	—
Return on average shareholders’ equity	3.5%	(3.4)%	7.7%	(6.2)%	(15.1)%
Common stock price range:
High	$10.20	$7.85	$10.31	$15.44	$17.50
Low	$5.40	$3.06	$3.56	$6.56	$11.56
Year-end closing price	$8.78	$5.87	$4.44	$7.50	$13.31
Number of employees from continuing operations	1,026	971	1,140	729	725
Average common shares outstanding	5,783	5,696	5,649	5,718	6,320

(1)	See Note 14 to our Consolidated Financial Statements for Selected Quarterly Financial Data required under Item 302 of Regulation S-K.

(2)	See Note 2 to our Consolidated Financial Statements for a description of business changes relevant to this data.

(3)	Income (loss) is from continuing operations and includes restructuring and other unusual charges/ (income) of $(.1) million for 2002 (< .1% of sales), $3.0 million for 2001 (1.1% of sales), $1.0 million for 2000 (.4% of sales), $(1.3) million for 1999 (.8% of sales) and $13.8 million for 1998 (8.2% of sales). Income (loss) for 2002 also includes a net gain on curtailment/ freeze of pension/ postretirement plans of $.2 million (< .1% of sales), while 2000 also includes $18.6 million of pension settlement income (7.3% of sales).

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

      Over the past year, we have focused on initiatives to more profitably utilize our manufacturing resources, more fully utilize our national sales force, provide a wider range of products to our customers, to streamline our processes and control cost and enter new business areas through selective acquisitions. Through our efforts we achieved both top- and bottom-line growth in a challenging economic environment. While our overall results were positive, our gross margin percentage decreased during 2002 due to over-capacity in the paper industry and competitive pricing. Our results for 2002 included the contributions of our strategic acquisitions of the assets of Computer Imaging Supplies, known as CIS, used in the fraud prevention business and certain assets of Dietzgen LLC (“Dietzgen”), used in the wide format business. These acquisitions expanded our product lines and helped us increase plant utilization. Set forth below are details on our recent acquisitions and other significant developments.

Recent Acquisitions

•	In February 2003, we acquired the assets of The Label Company from Bunzl Distribution and signed a multi-year agreement to supply Bunzl with label products. The Label Company has primarily been a supplier of supermarket promotional, scale and product identification labels for Bunzl. We believe this acquisition provides flexibility to our label manufacturing operations, adds additional volume to our coating facility within our Specialty Paper Products segment and enhances our relationship with a valued and long-standing customer. The Label Company had 2002 sales of approximately $9.0 million. Operating activity relating to The Label Company will be reported under our Label Products segment from the date of acquisition.

•	In June 2002, we acquired out of bankruptcy certain assets of Dietzgen LLC, including trademarks, tradenames, customer lists and certain equipment and inventories. Dietzgen, an after-market provider of large-format digital media and imaging supplies for the architectural, engineering and construction markets, filed for protection under Chapter 11 of the U.S. Bankruptcy Code on January 31, 2002. Dietzgen’s sales for the three months ended March 31, 2002 were approximately $3.2 million. Operating activity relating to the assets acquired from Dietzgen is reported as part of our Specialty Paper Products segment from the date of acquisition.

•	In April 2002, we acquired the assets of CIS, a privately held manufacturer and marketer of security and fraud prevention products for the point-of-sale transaction industry and of inkjet and toner cartridges. The products of CIS include multi-color ribbons and specialized inks that prevent unauthorized duplication of cash register receipts. CIS had 2001 net sales of approximately $6 million. Operating activity relating to the assets acquired from CIS is reported as part of our Specialty Paper Products segment from the date of acquisition.

Other Significant Developments

      During 2002, we experienced the following significant developments:

•	During the fourth quarter of 2002, we recorded a non-cash charge of $11.4 million to shareholders’ equity because as of December 31, 2002, the accumulated benefit obligations exceeded the fair value of plan assets of company-sponsored pension plans due to declines in the fair market value of equities held by the plans and decreases in our expected return on plan assets and discount rate resulting from current economic trends. This charge was net of $7.5 million in tax benefits which are included in other assets and reflect an increase in our deferred tax assets.

•	In October 2002, our Board of Directors approved changes to The Nashua Corporation Retirement Plan for Salaried Employees, The Supplemental Executive Retirement Plan and postretirement benefit plans which were effective as of December 31, 2002. As a result of these changes, we recognized a gain of $2.7 million related to the elimination of certain benefits related to our retiree medical and death benefit plans and a gain of $.2 million from the buy out of a portion of existing retirees’ death benefits, largely offset by a loss of $2.7 million related to freezing benefits of the salaried pension plans. This excludes any potential gain related to the buy out of additional existing retirees’ death benefits which were completed in the first quarter of 2003. Employees impacted by the freeze in pension benefits are eligible to participate in Nashua’s profit sharing plan beginning in 2003. Profit sharing contributions must be approved by our Board of Directors and are discretionary and not defined.

•	During the fourth quarter of 2002, we reached an agreement with the Appeals office of the United States Internal Revenue Service regarding the outstanding proposed assessment of federal income tax for the years 1992 to 1994 as more fully discussed in Note 7 to our Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K.

•	During the third quarter of 2002, we recognized a net workers’ compensation refund of approximately $.4 million relating to experience rate adjustments for prior years. Gross margin and pretax income for each of our operating segments were favorably impacted by this refund.

•	In June 2002, we completed our shareholder-approved reincorporation from Delaware to Massachusetts. The reincorporation eliminated certain restrictions on our ability to borrow funds and our new corporate charter increases shareholder rights and reduces our corporate expenses. In connection with our reincorporation, our authorized capitalization was reduced from 40 million shares of common stock and 2 million shares of preferred stock, each with a par value of $1 per share, to 20 million shares of common stock, par value $1 per share. As part of the reincorporation, the 1,023,068 shares of common stock held in treasury were retired with their cost above par value allocated on a pro rata basis against additional paid-in capital and retained earnings.

•	During the first quarter of 2002, we entered into a new three-year secured financing agreement with LaSalle Bank, NA and Fleet National Bank. This agreement provides us with a revolving line of credit of up to $30 million and a term loan of $10 million as more fully described in Note 5 to our Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K.

•	Effective January 1, 2002, we eliminated goodwill amortization in accordance with Financial Accounting Standard 142. Goodwill amortization was $1.7 million for 2001 and $1.1 million for 2000. We now evaluate goodwill for impairment under the guidelines set forth in FAS 142. We completed the initial and annual impairment tests required by FAS 142 and concluded that no impairment existed at January 1, 2002 and November 1, 2002.

      During 2001, we experienced the following significant development:

•	During the third quarter of 2001, we discontinued our lamination business within our Label Products segment. As a result, we recorded restructuring charges totaling $4.1 million, of which approximately $3.3 million represented non-cash charges relating to the write-off of fixed assets and the remainder represented severance and other costs associated with the shutdown of this business. In connection with this discontinuance, we entered into supply agreements for laminated and coated products with The Fasson Roll North America division of Avery Dennison. Under the terms of the agreements, we are committed to purchase a significant portion of the laminated materials we use in our Label Products segment from Avery Dennison through December 31, 2005. If we fail to meet the minimum purchase volumes specified in the agreements, we are subject to financial penalties. We acquired the required quantities and were in compliance with the agreements for 2002. Prior to our decision to exit the lamination business, we manufactured most of our laminated materials at our Omaha, Nebraska location. Our decision to enter into these supply agreements and to cease our manufacturing of laminated materials increased our reliance on outside suppliers, but eliminated a potential future need for significant capital investment in lamination equipment.

      During 2000, we experienced the following significant developments:

•	During the fourth quarter of 2000, we settled a patent infringement case brought against Nashua Corporation by Ricoh Company, Ltd., Ricoh Electronics, Inc. and Ricoh Corporation. As a result, in the fourth quarter of 2000 we paid Ricoh $15.8 million and recorded unusual income of $1.0 million resulting from the reversal of a loss accrual.

•	On April 17, 2000, we completed the acquisition of all outstanding shares of Rittenhouse Paper Company, pursuant to a Stock Purchase Agreement, dated March 21, 2000. The acquisition of Rittenhouse was accounted for using the purchase method of accounting and the operations of Rittenhouse are included in our Consolidated Statement of Operations from the date of acquisition.

•	During the first quarter of 2000, we discontinued our remanufactured laser cartridge product line within our Imaging Supplies segment. As a result, we recorded restructuring charges totaling $1.0 million primarily comprised of severance and other exit costs related to the discontinuance of this product line.

•	In the first quarter of 2000, we recorded pretax income of $18.6 million associated with the purchase of non-participating annuity contracts from Principal Life Insurance Company. These contracts settled our pension benefit obligations for retired salaried and hourly employees covered under our pension plans and receiving pension benefits as of December 1, 1999.

Results of Operations — 2002 Compared to 2001

	2002	2001
(In millions)
Net sales	$283.2	$272.5
Gross margin %	19.8%	20.5%
Selling and distribution expenses	$28.1	$28.8
General and administrative expenses	$19.7	$19.3
Research and development expenses	$3.1	$3.2
Interest expense, net	$1.5	$2.7
Income (loss) before income taxes	$3.8	$(2.8)
Net income (loss)	$2.3	$(2.4)

      A reconciliation of non-GAAP financial measures which improve the comparability of our operating results between periods is as follows:

(In millions)
Income (loss) before income taxes (as reported)	$3.8	$(2.8)
Goodwill amortization	—	1.7
Net gain on curtailment of pension and postretirement plans	(.2)	—
Restructuring and other unusual charges (income)	(.1)	3.0

Income before income taxes, goodwill amortization, restructuring and other unusual items and gain on curtailment/ freeze of pension/ postretirement plans	$3.5	$1.9

      Our net sales increased $10.7 million or 3.9 percent compared to the prior year. This increase was primarily due to increased sales to external customers for our Specialty Paper Products segment of $18.3 million that more than offset sales declines in our Imaging Supplies segment of $.4 million and Label Products segment of $7.1 million, which are further discussed in the segment sections.

      Our gross margin percentage decreased compared to the prior year as an increase in gross margin percentage for our Specialty Paper Products segment was more than offset by declines in our Label Products and Imaging Supplies segments which are further discussed in the segment sections.

      Selling and distribution expenses declined $.7 million compared to the prior year, while selling and distribution expenses as a percent of sales decreased to 9.9 percent for 2002 from 10.6 percent for 2001. Both were due to decreases in our Imaging Supplies and Label Products segments which are further discussed in the segment sections.

      General and administrative expenses increased $.4 million compared to the prior year. A reduction in these expenses by our Imaging Supplies segment was more than offset by increases in our other segments and in our corporate administrative expenses. The increase in corporate expenses primarily resulted from increased legal and consulting fees during 2002 associated with freezing our salaried pension plan and eliminating certain postretirement benefits, our re-incorporation in Massachusetts and our defense of the litigation discussed in Note 11 to our Consolidated Financial Statements included in Item 8 of Part II of this Form 10-K.

      Net interest expense declined $1.2 million, compared to the prior year due to reduced debt and lower interest rates. Our weighted average annual interest rate on long-term debt declined to 4.6 percent for the year, compared to 8.0 percent for 2001, while our average balance on long-term debt declined by $8.8 million.

      During 2002, we recognized a net gain of $.2 million resulting from our decision to freeze benefits related to our salaried pension plan and the elimination of certain postretirement benefit plans.

      Net restructuring and unusual income of $88,000 for 2002 represents a net reduction to our previously established restructuring reserves. Our net restructuring and unusual charge of $3.0 million for 2001 included charges of $4.1 million related to exiting the lamination business in our Label Products segment, $.6 million associated with the outsourcing of our toner filling operation within our Imaging Supplies segment and a net $.3 million of other restructuring and unusual items, partially offset by unusual income of $1.4 million resulting from a favorable legal settlement associated with an anti-trust class action suit and $.6 million from the sale of unutilized land in Merrimack, NH.

      Details of our restructuring reserves related to continuing operations and activity recorded during 2002 were as follows:

	Reserve				Reserve
	Balance	Adjustments	Current		Balance
	Dec. 31,	to Prior	Year	Non-cash	Dec. 31,
	2001	Provision	Payments	Write-offs	2002
(In thousands)
2002 Activity:
Provisions for severance related to workforce reductions	$1,179	$(133)	$(880)	$—	$166
Provisions for assets to be sold or discarded	386	45	—	(431)	—
Other	422	—	(24)	(398)	—

Total	$1,987	$(88)	$(904)	$(829)	$166

      Our pretax income was $3.8 million for 2002, compared to a loss of $2.8 million for 2001. Our income before income taxes, goodwill amortization, restructuring and other unusual items and net gain on freezing benefits related to the salaried pension plan and the elimination of certain postretirement benefits, improved by $1.6 million compared to the prior year. This $1.6 million improvement was comprised primarily of increased profitability in our Imaging Supplies segment of $.7 million and in our Specialty Paper Products segment of $1.6 million, as well as a reduction in interest expense of $1.2 million, partially offset by a decrease in the profitability of our Label Products segment of $1.2 million and an increase in corporate general and administrative expenses of $.3 million.

      Pretax results for 2002 include a net workers’ compensation refund of approximately $.4 million relating to experience rate adjustments for prior years. Pretax results for 2001 included pretax income of $.5 million from the sale of part of our Projection System’s technology.

      Our annual effective income tax rate was 39.5 percent and is higher than the U.S. statutory rate principally due to the impact of state income taxes. The change in the estimated annual effective income tax rate from a benefit of 12.0 percent for 2001 to a provision of 39.5 percent for 2002 is primarily due to the impact of non-deductible goodwill amortization during 2001.

      Net income for 2002 improved $4.8 million, or $0.83 per share, as compared to 2001 because of improved operating results and reductions in goodwill amortization and net interest expense as detailed above. Net income for 2002 was $2.3 million, or $0.40 per share, compared to a loss of $2.4 million, or $0.43 per share, for 2001.

Results of Operations by Reportable Operating Segment — 2002 Compared to 2001

Label Products Segment

	2002	2001
(In millions)
Net sales	$100.8	$107.9
Gross margin %	17.7%	18.5%
Selling and distribution expenses	$8.4	$9.6
General and administrative expenses	$3.8	$3.6
Pretax income before restructuring and other unusual items	$5.5	$6.7

      Our Label Products segment reported a $7.1 million, or 6.6 percent, decline in sales compared to 2001 due to our exiting the lamination business during the third quarter of 2001. Sales for our discontinued lamination business were $10.7 million for 2001. Excluding sales for the discontinued lamination business, sales for 2002 improved by approximately $3.6 million compared to the prior year. Increased volume in our automatic identification, retail shelf, ticket and inform product lines was partially offset by overall pricing pressures stemming from current economic conditions and overcapacity in the label industry, as well as by volume declines in our supermarket thermal product line. Sales improvements in our automatic identification and inform product lines were driven by growth in the transportation label product used for automatic identification, as well as new business. Sales declines for our supermarket thermal product line were due to pricing pressures, the decision by a customer to produce labels internally and the movement of some existing customers to outsourced centralized meatpacking, partially offset by new lower margin business with other customers. For 2003, we expect our acquisition of The Label Company to contribute approximately $8.0 million to top line growth. We also anticipate continued pricing pressures due to overcapacity in the label industry. During the first quarter of 2003, our Label Products segment lost a major customer to pricing. Sales to this customer will continue through the first quarter of 2003 as this customer transitions to a new supplier. We expect the loss in sales to be offset by new business.

      Gross margin percentage for our Label Products segment declined compared to the prior year, primarily due to unabsorbed fixed manufacturing costs in our Omaha facility and pricing pressures stemming from current economic conditions and industry overcapacity. Manufacturing costs for the year were negatively impacted by the decreased utilization and unfavorable fixed cost absorption at our Omaha, Nebraska plant caused by our exit from the lamination business. To reduce costs and improve margins, we are currently planning capital improvements to improve machine utilization and reduce manual manufacturing processes.

      Selling and distribution expenses for our Label Products segment declined $1.2 million compared to the prior year. As a percentage of sales, selling and distribution expenses declined from 8.9 percent for 2001 to 8.4 percent for 2002. The reduction resulted primarily from lower freight costs and bad debt expense. Freight costs improved as we transitioned to a new freight carrier in 2002. Bad debt expense was lower in 2002 due to the recovery of receivables previously reserved as uncollectible.

      General and administrative expenses for our Label Products segment increased $.2 million compared to the prior year, primarily due to incremental costs associated with the integration of information systems during 2002 and higher bonuses in 2002.

      Our Label Products segment’s pretax income decreased $1.2 million, or 17.1 percent, compared to the prior year, primarily due to the decline in our gross margin and the loss of lamination sales in 2002, partially offset by the reduction in our selling and distribution expenses.

Specialty Paper Products Segment

	2002	2001
(In millions)
Net sales	$160.7	$150.4
Gross margin %	20.3%	19.4%
Selling and distribution expenses	$17.6	$16.4
General and administrative expenses	$6.8	$6.3
Research and development expenses	$1.7	$1.5
Pretax income before restructuring and other unusual items	$6.5	$4.9

      Our Specialty Paper Products segment reported a $10.3 million, or 6.9 percent, improvement in sales compared to the prior year, primarily due to the contribution of our acquisitions completed during the second quarter of 2002. Sales to external customers for our Specialty Paper Products segment increased by $18.3 million compared to the prior year. Incremental sales for the Dietzgen large-format business and Computer Imaging Supplies fraud prevention business were approximately $11.1 million in 2002. Excluding sales for these newly acquired businesses, sales for our Specialty Paper Products segment declined $.8 million compared to the prior year as volume improvements in our thermal, dry gum and financial product lines, were more than offset by volume declines and pricing pressures for our bond paper, cut-sheet paper, ticket and tag, retail sale, heat seal, carbonless paper and ribbon product lines. Sales for our thermal products increased primarily as a result of higher volumes from a supply agreement we entered into as a result of exiting our lamination business. This product line also benefited from a continued shift in technology from impact to thermal transaction printers. Our dry gum sales were positively impacted by capturing the sales of a major dry gum manufacturer who ceased manufacturing. Sales volume for our financial product line improved with the addition of a significant new customer. Sales in our heat seal product line declined primarily due to technology changes. Sales for our cut-sheet paper product line declined due to competitive pricing. Our bond paper, retail fax paper, carbonless and ribbon product lines, also in mature markets, were negatively impacted by a transition to new printing technologies. Sales for our ticket and tag product line were impacted by competitive pricing. Our overall sales mix was favorably impacted by a larger percentage of higher margin dry gum, thermal and financial products and a smaller percentage of lower margin carbonless and cut-sheet paper products.

      Gross margin percentage improved for our Specialty Paper Products segment compared to the prior year due to a favorable sales mix and cost containment, partially offset by increased sales of our lower margin wide format products primarily related to the acquisition of Dietzgen in June 2002. During 2002, we were able to lower costs by negotiating significant raw material price decreases and through process and reformulation improvements for existing products. We also made capital improvements that reduced manufacturing costs. Additionally, our plant utilization improved through increased volume from our acquisitions during the second quarter of 2002, and a supply agreement we entered into with a major customer during the third quarter of 2001.

      Selling and distribution expenses for our Specialty Paper Products segment increased $1.2 million compared to the prior year due to sales increases associated with our acquisitions. As a percentage of sales, selling and distribution expenses were flat at 10.9 percent. Decreased freight expense from the transition to a new freight carrier in 2002, was offset by higher selling and distribution expenses associated with the Dietzgen and Computer Imaging Supplies businesses we acquired in the second quarter of 2002.

      General and administrative expenses for our Specialty Paper Products segment increased by $.5 million compared to the prior year due to our acquisitions during the second quarter of 2002. As a percentage of sales, general and administrative expenses were flat at 4.2 percent.

      Research and development costs increased by $.2 million, primarily due to spending on our printed circuits technology.

      Our Specialty Paper Products segment’s pretax income increased $1.6 million compared to the prior year, primarily due to increased sales and an improved gross margin percentage, partially offset by increases in selling and distribution expenses, administrative expenses and in research and development costs.

Imaging Supplies Segment

	2002	2001
(In millions)
Net sales	$24.0	$24.4
Gross margin %	23.4%	26.7%
Selling and distribution expenses	$2.1	$2.6
General and administrative expenses	$1.1	$2.1
Research and development expenses	$1.5	$1.6
Pretax income before restructuring and other unusual items	$.9	$.2

      Our Imaging Supplies segment reported a $.4 million, or 1.6 percent, decline in sales compared to the prior year primarily due to lower sales volumes of high-speed products to end-user customers and Nashua brand resellers, as well as lower volume and pricing on our export sales, partially offset by higher sales volume of resin products, Ricoh-compatible toners and high-speed toners to value-added distributors. Changes in our distribution channel mix were driven in part by an increased focus on value-added distributors with lower cost to serve. We expect this trend to continue. We also experienced delays in new high-speed product launches that prevented us from replacing eroding sales in toners for older machines.

      The decline in the segment’s gross margin percentage was primarily due to changes in product mix and distribution channel mix, offset partially by savings from outsourcing our filling operation. Our product mix was negatively impacted by a drop in sales for our higher margin Xerox compatible developer. A shift in distribution channels towards value-added distributors had an unfavorable impact on gross margin, however, it had a favorable impact on our selling and distribution costs. The savings from outsourcing our filling operation which became mainly operational in the fourth quarter of 2002 were approximately $.3 million.

      Selling and distribution expenses for our Imaging Supplies segment declined $.5 million compared to the prior year and declined as a percentage of sales, from 10.8 percent for 2001 to 8.8 percent for 2002. Both decreases were due to a shift in our distribution channels to customers requiring lower selling and distribution costs, as well as aggressive cost containment measures including cost savings from the consolidation of our customer service department.

      General and administrative expenses for our Imaging Supplies segment declined $1.0 million compared to the prior year, due to a decrease in personnel and lower bonuses in 2002.

      Pretax income for our Imaging Supplies segment improved by $.7 million, compared to 2001, due primarily to lower selling and distribution and general and administrative expenses, partially offset by lower sales and a lower gross margin percentage.

Results of Operations — 2001 Compared to 2000

	2001	2000
(In millions)
Net sales	$272.5	$253.1
Gross margin %	20.5%	20.1%
Selling and distribution expenses	$28.8	$27.3
General and administrative expenses	$19.3	$20.8
Research and development expenses	$3.2	$4.2
Interest expense, net	$2.7	$2.0
Income before income taxes	$(2.8)	$12.9
Net income (loss)	$(2.4)	$5.4

      A reconciliation of non-GAAP financial measures which improve the comparability of our operating results between periods is as follows:

(In millions)
Income (loss) before income taxes (as reported)	$(2.8)	$12.9
Goodwill amortization	1.7	1.1
Restructuring and other unusual charges	3.0	1.0
Pension settlement income	—	(18.6)

Income before income taxes, goodwill amortization, restructuring and other unusual items and pension settlement income	$1.9	$(3.6)

      Our net sales improved to $272.5 million in 2001, a $19.4 million or 7.7 percent increase over 2000 sales of $253.1 million. Our 2001 sales included a full year of Rittenhouse operations, while our 2000 sales included Rittenhouse operations as of the acquisition date of April 17, 2000. Increased sales from our Rittenhouse operations within our Label Products and Specialty Paper Products segments were partially offset by the discontinuance of our lamination business in our Label Products segment in the third quarter of 2001, the discontinuance of our remanufactured laser cartridge product line in the first quarter of 2000 and a decrease in toner sales within our Imaging Supplies segment which are further discussed in the segment section.

      Our gross margin percentage increased to 20.5 percent in 2001 from 20.1 percent in 2000. This improvement was primarily attributable to margin improvements in our Label Products and Imaging Supplies segments which are further discussed in the segment section.

      Selling and distribution expenses increased by $1.5 million or 5.5 percent to $28.8 million for 2001, compared to $27.3 million for 2000. This increase was primarily attributable to increased sales due to the acquisition of Rittenhouse. Selling and distribution expenses, as a percentage of sales, decreased from 10.8 percent in 2000 to 10.6 percent in 2001.

      General and administrative expenses decreased 7.2 percent from $20.8 million or 8.2 percent of sales in 2000 to $19.3 million or 7.1 percent of sales in 2001. Slight increases in administrative expenses for our operating segments were more than offset by a decline in corporate expenses mainly attributable to lower integration and proxy related costs and staff reductions.

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

      Our net restructuring and unusual charges of $3.0 million for 2001 included charges of $4.1 million related to exiting the lamination business in our Label Products segment, $.6 million associated with the outsourcing of our toner filling operation within our Imaging Supplies segment, and a net $.3 million of other restructuring and unusual items, partially offset by unusual income of $1.4 million resulting from a favorable legal settlement associated with an anti-trust class action suit and unusual income of $.6 million from the sale of unutilized land in Merrimack, NH. The 2001 provision for workforce reductions included severance for 141 employees. The restructuring activities provided for in the balance at December 31, 2000 were completed during 2001 and the amounts charged against the reserve did not change materially from our beginning reserve balance of $.7 million.

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

      Our income before income taxes, goodwill amortization, restructuring and unusual charges and pension settlement income was $1.9 million for 2001, compared to a loss of $3.6 million for 2000. Improvements in the profitability of our Imaging Supplies and Label Products segments and a reduction in corporate expenses were partially offset by a decrease in the profitability of our Specialty Paper Products segment and an increase in net interest expense.

      Our effective income tax rate was a benefit of 12.0 percent for 2001 compared to a provision of 58.3 percent for 2000. Our 2001 effective income tax benefit was lower than the U.S. federal statutory rate principally due to the impact of non-deductible goodwill.

      We recorded a net loss for 2001 of $2.4 million or $.43 per share, compared to net income of $12.9 million or $.95 per share in 2000. Our net loss for 2001 included a net pretax restructuring charge of $3.0 million, while our net income for 2000 included pension annuitization income of $18.6 million, partially offset by a net pretax restructuring charge of $1.0 million.

Results of Operations by Reportable Operating Segment

2001 Compared to 2000

Label Products Segment

	2001	2000
(In millions)
Net sales	$107.9	$105.1
Gross margin %	18.5%	17.2%
Selling and distribution expenses	$9.6	$9.0
General and administrative expenses	$3.6	$3.4
Pretax income before restructuring and other unusual items	$6.7	$5.4

      Our Label Products segment reported a $2.8 million, or 2.7 percent, increase in sales to $107.9 million for 2001, compared to $105.1 million for 2000, primarily the result of a full year of operations during 2001 for the acquired Rittenhouse business and increased volumes in transportation labels and retail shelf labels. These increases were partially offset by lower sales of $6.3 million due to the discontinuance of our lamination business beginning in the third quarter of 2001 and lower volumes of bar code labels and other product lines.

      Gross margin percentage for 2001 increased to 18.5 percent from 17.2 percent in 2000. The improvement in gross margin percentage was due to synergies realized through the integration of the Nashua and Rittenhouse businesses and improved manufacturing and cost controls. These improvements were partially offset by decreased utilization and unfavorable fixed cost absorption at our Omaha, Nebraska plant caused by our exit from the lamination business and increased costs associated with switching to an external supplier of laminated paper.

      Selling and distribution expenses for our Label Products segment increased $.6 million compared to the prior year primarily due to increased sales. As a percentage of sales, selling and distribution expenses increased slightly from 8.6 percent for 2000 to 8.9 percent for 2001.

      General and administrative expenses for our Label Products segment increased $.2 million compared to the prior year, primarily due to the inclusion of a full year of Rittenhouse expenses during 2001.

      Pretax income for our Label Products segment increased by $1.3 million to $6.7 million for 2001, compared to $5.4 million for 2000 primarily due to the contribution of the acquired Rittenhouse business.

Specialty Paper Products Segment

	2001	2000
(In millions)
Net sales	$150.4	$138.8
Gross margin %	19.4%	20.4%
Selling and distribution expenses	$16.4	$13.5
General and administrative expenses	$6.3	$5.6
Research and development expenses	$1.5	$1.6
Pretax income before restructuring and other unusual items	$4.9	$7.5

      As a result of the Rittenhouse acquisition, our Specialty Paper Products segment reported a $11.6 million or 8.3 percent increase in sales for 2001 to $150.4 million, compared to $138.8 million for 2000. Increased sales from a full year inclusion of our Rittenhouse paper converting business were partially offset by volume declines in our cut-sheet paper and thermal tag product lines.

      The segment’s gross margin percentage declined from 20.4 percent for 2000 to 19.4 percent for 2001. The decline in gross margin percentage resulted primarily from pricing pressures in our converting and thermal ticket and tag product lines.

      Selling and distribution expenses for our Specialty Paper Products segment increased $2.9 million compared to the prior year while selling and distribution expenses as a percentage of sales increased from 9.7 percent to 10.9 percent. Both changes were mainly attributable to a change in freight terms with a major customer in 2001.

      General and administrative expenses for our Specialty Paper Products segment increased by $.7 million compared to the prior year primarily due to a full year of Rittenhouse expenses during 2001.

      Pretax income for our Specialty Paper Products segment for 2001 decreased $2.6 million or 34.8 percent to $4.9 million, compared to $7.5 million for 2000 because increases in selling, distribution and administrative expenses more than offset an increase in gross margin dollars.

Imaging Supplies Segment

	2001	2000

(In millions)
Net sales	$24.4	$27.9
Gross margin %	26.7%	15.4%
Selling and distribution expenses	$2.6	$4.7
General and administrative expenses	$2.1	$1.7
Research and development expenses	$1.6	$2.1
Pretax income before restructuring and other unusual items	$.2	$(4.2)

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

      Gross margin percentage for our Imaging Supplies segment increased from 15.4 percent for 2000 to 26.7 percent for 2001. Part of the improvement in gross margin percentage was attributable to the discontinuance of our remanufactured laser cartridge product line. Gross margin percentage was also favorably impacted by productivity improvements in our toner product line and staff reductions.

      Selling and distribution expenses decreased by $2.1 million compared to 2000 mainly due to lower sales revenues. As a percentage of sales, selling and distribution expenses declined from 16.8 percent to 10.7 percent due to staff and cost reductions.

      General and administrative expenses for our Imaging Supplies segment increased $.4 million mainly from increased bonuses.

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

Liquidity, Capital Resources and Financial Condition

      Cash and cash equivalents remained unchanged in 2002 compared to the prior year at $1.1 million. Cash provided by continuing operating activities of $6.1 million consisted primarily of cash flow from operations, including reductions in inventory and an increase in other long-term liabilities, excluding the increase in pension liabilities, partially offset by decreases in accrued expenses and accounts payable and an increase in accounts receivable. Cash used in investing activities, financing activities and for discontinued operations for the year of $6.0 million, $41,000 and $61,000, respectively, was offset by cash provided by continuing operating activities. Net cash used in investing activities consisted primarily of capital expenditures of $4.3 million across all segments, and cash used for acquisitions of $1.7 million.

      Working capital increased $4.5 million from $16.5 million at December 31, 2001 to $21.0 million at December 31, 2002. An increase in accounts receivable of $3.2 million and decreases in accounts payable and accrued expenses of $1.1 million and $2.2 million, respectively, more than offset decreases in other current assets of $1.6 million and inventories of $.3 million.

      In addition to cash flows from operations, we have a bank financing arrangement, at competitive rates, to adequately conduct our operations. We had $10.0 million of additional borrowing capacity at December 31, 2002 under our revolving loan commitment with Fleet National Bank and LaSalle Bank, NA. In February of 2003, we used approximately $5.0 million of this borrowing capacity to fund our acquisition of The Label Company. At December 31, 2002, we had a $3.0 million obligation under standby letters of credit with Fleet National Bank and LaSalle Bank, NA. The weighted average interest rate on long-term debt borrowings of $25.0 million outstanding at December 31, 2002 was 3.5 percent.

      On March 1, 2002, we entered into a Credit Agreement with LaSalle Bank, NA as Agent and Issuing Bank and Fleet National Bank. The Credit Agreement consists of a term loan of $10 million and a revolving loan commitment of $30 million. Borrowings under this agreement are collateralized by a security interest in our accounts receivable, inventory, certain machinery and equipment and real estate located in Merrimack, NH. At December 31, 2002, the approximate book value of these assets was $76.4 million. This Credit Agreement replaced our prior Loan Agreement dated April 14, 2000. Interest on loans outstanding, at our option, are either at a rate per annum equal to the Base Rate (prime) or LIBOR, plus applicable margin. The initial Base Rate margin was .75 percent per annum through June 30, 2002, after which it ranges from zero up to .75 percent per annum based on our total debt to EBITDA ratio. The initial LIBOR margin was 2.75 percent per annum through June 30, 2002, after which it ranges from 1.75 percent per annum up to 2.75 percent per annum based on our total debt to EBITDA ratio. We are also subject to a non-use fee for any unutilized portion of our revolving loan that ranges from .25 percent to .50 percent based on our total debt to EBITDA ratio. The revolving loan commitment is subject to certain limitations, such as the maximum principal amount of the revolving credit agreement is the lesser of (a) $30 million, or (b) our borrowing base, which is defined as the sum of 80 percent of our eligible accounts receivable, plus the lesser of (i) 50 percent of our eligible inventory or (ii) $12 million. Our Borrowing Base was $30.9 million at December 31, 2002, which provided additional borrowing capacity of $10.0 million at year end. The maturity of this Credit Agreement is February 28, 2005. For the twelve months ended December 31, 2002, the weighted average annual interest rate on our long-term debt was 4.6 percent. We are required to maintain certain financial covenants, such as a Funded Debt to EBITDA Ratio, Minimum EBITDA levels and a Fixed Charge Coverage Ratio as defined in our Credit Agreement. While we were in compliance with the above quarterly financial covenants for 2002 and forecast future compliance, should results of operations fall short of our expectations and we fail to maintain our covenants and be unable to obtain a waiver from our lenders, our debt could become callable by our lenders.

      We have operating leases primarily for office, warehouse and manufacturing space, electronic data processing and transportation equipment. We also have capital leases primarily for automobiles, computer equipment and office equipment. The terms of these leases do not impose significant restrictions or unusual obligations. Our obligations relating to long-term debt, notes payable, and leases at year end 2002 were as follows:

						Beyond
	2003	2004	2005	2006	2007	2007	Total
(In thousands)
Term portion of long-term debt	$2,000	$2,300	$3,700	$—	$—	$—	$8,000
Revolving portion of long-term debt	—	—	17,000	—	—	—	17,000
Notes payable	250	250	710	250	—	—	1,460
Capital leases	193	193	191	42	—	—	619
Non-cancelable operating leases	1,055	968	666	484	475	178	3,826

	$3,498	$3,711	$22,267	$776	$475	$178	$30,905

      Our liquidity is affected by many factors, some based on the normal operations of our business and others related to the uncertainties of the industry and global economies. Although our cash requirements could fluctuate based on the timing of these factors, we believe that our current cash position, cash flows from operations and amounts available under our revolving line of credit are sufficient to fund our cash requirements.

Litigation and Other Matters

      In December 1998, the IRS completed an examination of our corporate income tax returns for the years 1992 through 1994 and issued a Notice of Proposed Adjustment which assessed additional taxes of $4.6 million, excluding interest. We disagreed with the positions taken by the IRS and filed a formal protest of the proposed adjustment on January 12, 1999. On October 10, 2002, we reached an agreement with the Appeals office of the IRS regarding the outstanding proposed assessment of federal income tax for the years 1992 to 1994 subject to the approval of the Joint Committee on Taxation of the United States Congress. The agreement received final approval by the Joint Committee on Taxation of the United States Congress as indicated in a letter from the IRS Appeals Office dated December 24, 2002 and is now final. Our agreement determines the tax liability for the period 1989 through 1994 and results in a net tax refund in the amount of $.3 million for that period. The agreement impacts the earlier years due to the carryback of tax losses and credits and the recomputation of alternative minimum taxes.

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

      We believe that we are adequately reserved for potential liabilities that could arise from the resolution of the IRS’ assessment for the years 1995 through 1997. While we believe that we have adequately provided for tax liabilities through December 31, 2002, we can provide no assurances that we will prevail in our defense against adjustments proposed in pending or future federal and state examinations. In addition, we can provide no assurances that the ultimate resolution of open tax matters will not be either in excess of or less than current reserves.

      In August and September 1996, two individual plaintiffs filed lawsuits in the Circuit Court of Cook County, Illinois against Nashua Corporation, Cerion, certain directors and officers of Cerion, and our underwriter, on behalf of all persons who purchased the common stock of Cerion between May 24, 1996 and July 9, 1996. These two complaints were consolidated. In March 1997, the same individual plaintiffs joined by a third plaintiff filed a Consolidated Amended Class Action Complaint. The consolidated complaint alleged that, in connection with Cerion’s initial public offering, the defendants issued materially false and misleading statements and omitted the disclosure of material facts regarding, in particular, certain significant customer relationships. In October 1997, the Circuit Court on motion by the defendants, dismissed the consolidated complaint. The plaintiffs filed a Second Amended Consolidated Complaint alleging similar claims as the first consolidated complaint seeking damages and injunctive relief. On May 6, 1998, the Circuit Court, on motion by the defendants, dismissed with prejudice the second amended consolidated complaint. The plaintiffs filed with the Appellate Court an appeal of the Circuit Court’s ruling. On November 19, 1999, the Appellate Court reversed the Circuit Court’s ruling that dismissed the second amended consolidated complaint. The Appellate Court ruled that the second amended consolidated complaint represented a valid claim and sent the case back to the Circuit Court for further proceedings. On December 27, 1999, we filed a Petition with the Supreme Court of Illinois. In that Petition, we asked the Supreme Court of Illinois to determine whether the Circuit Court or the Appellate Court is correct. Our Petition was denied and the case was sent to the Circuit Court for trial. Discovery has been completed, but no date has been set for trial and pre-trial motions. Non-binding mediation discussions were held in November 2002 without resolving the dispute. We believe that the lawsuit is without merit and will continue to defend ourselves in this matter. We also believe that we will receive the value of our 37.1 percent ownership in Cerion liquidating trust which was valued at $.9 million on an after-tax basis at December 31, 2002. Our investment in Cerion is included under other assets in our Consolidated Balance Sheet.

      On September 14, 2000, Edward G. Krasnecki and EGK Realty Corporation filed suit against Nashua Corporation in the Superior Court of the Commonwealth of Massachusetts, Middlesex County. The plaintiffs are the owners of real property, formerly leased by us, located at 260 Billerica Road, Chelmsford, Massachusetts. The plaintiffs allege that when we vacated the premised in 1997, we failed to remove improvements we had made to the property, failed to clean the premises as required by our lease, and left contamination on the property resulting in lost opportunities to the plaintiffs, for which the plaintiffs seek damages. We responded to their complaint, denying all liability and asserting affirmative defenses. We maintain that when we vacated the premises, we removed three underground tanks that we were entitled to remove under the terms of our lease, we detected soil contamination, reported and took prompt remedial action all in accordance with Massachusetts law, and are not liable to the plaintiffs. We also deny that we failed to remove improvements or that we failed to clean the premises in accordance with the terms of our lease. The matter has been scheduled for a jury trial in April 2003. We believe that the lawsuit is without merit and will continue to defend ourselves in this matter.

      We are involved in certain environmental matters and have been designated by the Environmental Protection Agency, referred to as the EPA, as a potentially responsible party for certain hazardous waste sites. In addition, we have been notified by certain state environmental agencies that some of our sites not addressed by the EPA require remedial action. These sites are in various stages of investigation and remediation. Due to the unique physical characteristics of each site, the technology employed, the extended timeframes of each remediation, the interpretation of applicable laws and regulations and the financial viability of other potential participants, our ultimate cost of remediation is difficult to estimate. Accordingly, estimates could either increase or decrease in the future due to changes in such factors. At December 31, 2002, based on the facts currently known and our prior experience with these matters, we have concluded that there is at least a reasonable possibility that site assessment, remediation and monitoring costs will be incurred. We have estimated a range for these costs of $.7 million to $1.4 million for continuing operations and approximately $.1 million for discontinued operations. These estimates could increase if other potentially responsible parties or our insurance carriers are unable or unwilling to bear their allocated share and cannot be compelled to do so.

      At December 31, 2002, our accrual balances relating to environmental matters were $.8 million for continuing operations and $.1 million for discontinued operations. Based on information currently available, we believe that it is probable that the major potentially responsible parties will fully pay the costs apportioned to them. We believe that our remediation expense is not likely to have a material adverse effect on our consolidated financial position or results of operations.

      We are involved in various other lawsuits, claims and inquiries, most of which are routine to the nature of our business. In the opinion of our management, the resolution of these matters will not materially affect our Company.

Application of Critical Accounting Policies

      The preparation of financial statements in conformity with generally accepted accounting principles requires that we make estimates and assumptions for the reporting period and as of the financial statement date. Our management has discussed our critical accounting estimates, policies and related disclosures with the audit committee of our Board of Directors. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities and the reported amounts of revenues and expenses. Actual results could differ from those amounts.

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

Accounts Receivable — Allowance for Doubtful Accounts

      We evaluate the collectibility of our accounts receivable based on a combination of factors. In circumstances where we become aware of a specific customer’s inability to meet its financial obligations to us, such as a bankruptcy filing or a substantial down-grading of a customer’s credit rating, we record a specific reserve to reduce our net receivable to the amount we reasonably expect to collect. We also record reserves for bad debts based on the length of time our receivables are past due, the payment history of our individual customers and the current financial condition of our customers based on obtainable data and historical payment and loss trends. Our allowance for doubtful accounts was $.7 million at December 31, 2002 and $1.2 million at December 31, 2001. The decrease in our estimate during 2002 resulted from the write-off of previously reserved accounts receivables. Uncertainties affecting our estimates include future industry and economic trends and the related impact on the financial condition of our customers, as well as the ability of our customers to generate cash flows sufficient to pay us amounts due. If circumstances change, such as higher than expected defaults or an unexpected material adverse change in a customer’s ability to meet its financial obligations to us, our estimates of the recoverability of the receivables due us could be reduced by a material amount.

Inventories — Slow Moving and Obsolescence

      We estimate and reserve amounts related to slow moving and obsolete inventories that result from changing market conditions. We develop our estimates based on the quantity and quality of individual classes of inventory compared to historical and projected sales trends. Inventory at December 31, 2002 has been reduced by a reserve of $1.0 million, based on our assessment of the probable exposure related to excess and obsolete inventories. Our estimated reserve was $1.1 million at December 31, 2001. Major uncertainties in our estimation process include future industry and economic trends, future needs of our customers, our ability to retain or replace our customer base, and other competitive changes in the marketplace. Significant changes in any of the uncertainties used in estimating the loss exposure could result in a materially different net realizable value for our inventory.

Goodwill

      As of December 31, 2002, we had $29.5 million of goodwill included in our Balance Sheet. Effective January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” Under FAS 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment. We have performed the initial and annual impairment tests required by FAS 142 and have concluded that no impairment exists as of January 1, 2002 and November 1, 2002. We computed the fair value of our reporting units based on a discounted cash flow model and compared the result to the book value of each unit. The fair value exceeded book value for each reporting unit as of our valuation dates of January 1, 2002 and November 1, 2002. Significant estimates included in our valuation included future business results and the discount rate. Material changes in our estimated future operating results or discount rate could significantly impact our carrying value of goodwill.

Pension Benefits

      We account for our defined benefit pension plans in accordance with Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions,” and Statement of Financial Accounting Standards No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” which requires that amounts recognized in financial statements be determined on an actuarial basis. FAS 87 and our policies generally reduce the volatility of our pension income or expense resulting from changes in pension liability discount rates and the market performance of our plan assets.

      The most significant elements in determining our pension income or expense in accordance with FAS 87 are the expected return on plan assets and the discount rate. We assumed an expected long-term rate of return on plan assets of 8.5 percent for the year ended December 31, 2002, down from 9.0 percent for the year ended December 31, 2001. The assumed long-term rate of return on assets is applied to a calculated value of plan assets, which recognizes changes in the fair value of plan assets in a systematic manner over five years. This produces the expected return on plan assets that is included in the determination of our pension income or expense. The difference between this expected return and the actual return on plan assets is deferred. The net deferral of past asset gains or losses affects the calculated value of plan assets and, ultimately, our future pension income or expense. Should our long-term return on plan assets either fall below or increase above 8.5 percent, our future pension expense would either increase or decrease.

      Each year, we determine the discount rate to be used to discount plan liabilities. The discount rate reflects the current rate at which our pension liabilities could be effectively settled. In estimating this rate, we look at rates of return on high quality investments. For the years ended December 31, 2001 and 2000, we used a discount rate of 7.25 percent. This rate was used to determine fiscal year 2002 and 2001 expense. For year ended December 31, 2002 disclosure purposes, we used a discount rate of 6.50 percent. Should the discount rate either fall below or increase above 6.5%, our future pension expense would either increase or decrease. Our policy is to defer the net effect of changes in actuarial assumptions and experience as allowed by FAS 87. As discussed in detail in Note 12 to our Consolidated Financial Statements, we froze benefits under our salaried pension plans at December 31, 2002.

      At December 31, 2002, our consolidated pension liability was $13.4 million compared to a prepaid pension asset of $8.9 million at the end of 2001. This balance sheet change was principally due to a decline in the fair market values of assets held by company-sponsored pension plans, as well as decreases in our expected return on plan assets and discount rate resulting from interest rate trends. As a result, we recognized an other comprehensive loss of $11.4 million, net of a $7.5 million tax benefit for 2002. Excluding a $2.7 million loss incurred as a result of freezing our salaried pension plans, we recognized consolidated pretax pension expense of $.9 million for the year ended December 31, 2002, up from $.6 million in 2001. Future changes in our actuarial assumptions and investment results due to future interest rate trends could have a material adverse effect on our future costs and pension obligations.

Deferred Tax Assets

      As of December 31, 2002, we had approximately $14.0 million of deferred tax assets. During 2002, we added deferred tax assets of $7.5 million associated with a minimum pension liability adjustment as discussed in detail in Note 12 to our Consolidated Financial Statements. A portion of our deferred tax assets relates to state loss carryforwards that expire between 2004 and 2020. We have established a valuation allowance of $.6 million for our state loss carryforwards. The realization of our deferred tax assets is based upon estimates of future taxable income and tax planning strategies. In preparing estimates of future taxable income, we have used the same assumptions and projections utilized in our internal forecasts. Based on these projections and tax planning strategies, we estimate that our unreserved loss carryforwards and other deferred tax assets will be fully utilized. Significant changes in any of the uncertainties used in estimating our future taxable income could impair our ability to utilize our deferred tax assets. Additional disclosures relating to income taxes and our deferred tax assets are included in Note 7 to our Consolidated Financial Statements.

Environmental Reserves

      We expense environmental expenditures relating to ongoing operations unless the expenditures extend the life, increase the capacity or improve the safety or efficiency of our property, mitigate or prevent environmental contamination that has yet to occur and improve our property compared with its original condition, or are incurred for property held for sale. We record specific reserves related to site assessments, remediation or monitoring when the costs are both probable and the amount can be reasonably estimated. We base estimates on in-house and third-party studies considering current technologies, remediation alternatives and current environmental standards. In addition, if there are other participants and the site is joint and several, the financial stability of other participants is considered in determining our accrual. At December 31, 2002, we believe the probable range for future expenditures related to continuing operations is $.7 million to $1.4 million and have accrued $.8 million. We believe the probable amount for future expenditures for discontinued operations is $.1 million and have accrued this amount. The decline in our accruals from $1.1 million for continuing operations and $.2 million for discontinued operations at December 31, 2001 were due to current year payments.

      Uncertainties affecting our estimates include changes in the type or degree of contamination uncovered during assessment and actual clean-up; changes in available treatment technologies; changes in the financial condition of other participants for sites with joint and several responsibility; changes in the financial condition of insurance carriers financially responsible for our share of the remediation costs at certain sites; changes in local, state or federal standards or the application of those standards by governmental officials. We believe a material change in any of the uncertainties described above could result in spending materially different from the amounts accrued.

Item 7A.     Quantitive and Qualitative Disclosures About Market Risk

      We are exposed to market risks from interest rate fluctuations relating to our debt. We performed a sensitivity analysis assuming a hypothetical 10 percent increase in interest rates for our debt as of December 31, 2002. This analysis indicated that a 10 percent increase in interest rates would not have a material effect on our consolidated financial position, results of operations or cash flows. Actual changes in interest rates and their impact on us could differ materially from this hypothetical analysis.

Item 8.     Financial Statements and Supplementary Data

NASHUA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended December 31,

	2002	2001	2000
(In thousands, except per share data)
Net sales	$283,190	$272,510	$253,122
Cost of products sold	227,102	216,669	202,357

Gross margin	56,088	55,841	50,765

Selling and distribution expenses	28,119	28,797	27,303
General and administrative expenses	19,720	19,309	20,824
Goodwill amortization	—	1,656	1,142
Research and development expense	3,139	3,238	4,224
Pension settlement income	—	—	(18,606)
Net gain on curtailment of pension and postretirement plans	(181)	—	—
Restructuring and other unusual charges (income)	(88)	2,963	966
(Income) loss from equity investment	59	(23)	5
Interest expense	1,494	2,875	2,852
Interest income	(2)	(192)	(859)

Income (loss) before income taxes	3,828	(2,782)	12,914
Provision (benefit) for income taxes	1,512	(334)	7,528

Net income (loss)	$2,316	$(2,448)	$5,386

Per share amounts:
Net income (loss) per common share	$.40	$(.43)	$.95

Net income (loss) per common share, assuming dilution	$.39	$(.43)	$.95

Dividends per common share	$—	$—	$.01

Average shares outstanding:
Common shares	5,783	5,696	5,649
Common shares, assuming dilution	5,873	5,696	5,667

      The accompanying notes are an integral part of these consolidated financial statements.

NASHUA CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

	December 31,

	2002	2001
(In thousands, except share data)
Assets
Current assets
Cash and cash equivalents	$1,085	$1,063
Accounts receivable	29,918	26,708
Inventories
Raw materials	9,460	10,283
Work in process	2,488	2,134
Finished goods	8,486	8,290

	20,434	20,707
Other current assets	4,985	6,536

	56,422	55,014

Plant and equipment
Land	934	890
Buildings and improvements	28,638	28,522
Machinery and equipment	57,464	55,733
Construction in progress	1,136	1,125

	88,172	86,270
Accumulated depreciation	(45,803)	(41,411)

	42,369	44,859
Goodwill, net of amortization	29,462	28,906
Intangibles, net of amortization	1,672	—
Loans to related parties	973	723
Other assets	15,290	15,544

Total assets	$146,188	$145,046

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$17,931	$19,034
Accrued expenses	15,230	17,452
Current maturities of long-term debt	2,000	2,000
Current maturities of notes payable	250	—

	35,411	38,486

Long-term debt, less current portion	23,000	23,280
Notes payable to related parties	1,210	460
Other long-term liabilities	24,549	12,423
Commitments and contingencies (see Note 11)
Shareholders’ equity
Common stock, par value $1.00; authorized 20,000,000 shares;
Issued 5,870,609 shares in 2002 and 6,886,649 shares in 2001	5,871	6,887
Additional paid-in capital	14,203	15,901
Retained earnings	53,375	62,531
Accumulated other comprehensive loss:
Minimum pension liability adjustment, net of tax	(11,431)	—
Treasury stock, at cost	—	(14,922)

	62,018	70,397

Total liabilities and shareholders’ equity	$146,188	$145,046

The accompanying notes are an integral part of these consolidated financial statements.

NASHUA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

						Accumulated
	Common Stock		Add’l	Treasury Stock		Other
			Paid-In			Comprehensive	Retained
	Shares	Par Value	Capital	Shares	Cost	Loss	Earnings	Total
(In thousands, except share data)
Balance, December 31, 1999	6,915,767	$6,916	$15,182	(1,023,818)	$(14,922)	—	$59,650	$66,826
Stock issued for director compensation	16,834	17	88	—	—	—	—	105
Restricted stock issuances	189,000	189	1,402	—	—	—	—	1,591
Restricted stock forfeiture	(110,000)	(110)	(1,223)	—	—	—	—	(1,333)
Deferred compensation	—	—	(1,282)	—	—	—	—	(1,282)
Deferred compensation forfeiture	—	—	1,101	—	—	—	—	1,101
Cash dividends to common shareholders	—	—	—	—	—	—	(57)	(57)
Net income	—	—	—	—	—	—	5,386	5,386

Balance, December 31, 2000	7,011,601	$7,012	$15,268	(1,023,818)	$(14,922)	—	$64,979	$72,337
Stock issued for director compensation	17,948	18	87	—	—	—	—	105
Stock options exercised and related tax benefit	11,100	11	62	—	—	—	—	73
Restricted stock forfeiture	(154,000)	(154)	(530)	—	—	—	—	(684)
Deferred compensation	—	—	330	—	—	—	—	330
Deferred compensation forfeiture	—	—	684	—	—	—	—	684
Net loss	—	—	—	—	—	—	(2,448)	(2,448)

Balance, December 31, 2001	6,886,649	$6,887	$15,901	(1,023,818)	$(14,922)	—	$62,531	$70,397
Stock issued for director compensation	13,428	13	77	—	—	—	—	90
Stock issued for executive compensation	—	—	(6)	750	11	—	—	5
Stock options exercised and related tax benefit	53,600	54	259	—	—	—	—	313
Restricted stock forfeiture	(60,000)	(60)	(295)	—	—	—	—	(355)
Deferred compensation	—	—	328	—	—	—	—	328
Deferred compensation forfeiture	—	—	355	—	—	—	—	355
Retirement of treasury shares	(1,023,068)	(1,023)	(2,416)	1,023,068	14,911	—	(11,472)	—
Comprehensive income (loss):
Net income	—	—	—	—	—	—	2,316	2,316
Minimum pension liability adjustment, net of tax	—	—	—	—	—	(11,431)	—	(11,431)

Comprehensive loss	—	—	—	—	—	—	—	(9,115)

Balance, December 31, 2002	5,870,609	$5,871	$14,203	—	—	$(11,431)	$53,375	$62,018

The accompanying notes are an integral part of these consolidated financial statements.

NASHUA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,

	2002	2001	2000

(In thousands)
Cash Flows from Operating Activities of Continuing Operations
Net income (loss)	$2,316	$(2,448)	$5,386
Adjustments to reconcile net income (loss) to cash provided by (used in) continuing operating activities:
Depreciation and amortization	7,581	9,748	9,304
Deferred income taxes	1,603	(1,566)	14,326
Stock based compensation	423	435	105
Pension settlement income	—	—	(18,606)
Net gain on curtailment of pension and postretirement plans	(181)	—	—
Loss on sale/disposal of fixed assets	42	2,250	48
Equity in (income) loss from unconsolidated joint ventures	59	(23)	5
Change in operating assets and liabilities, net of effects from acquisition and disposal of businesses:
Restricted cash	—	—	5,000
Accounts receivable	(2,554)	1,207	2,475
Inventories	1,418	4,019	8,683
Tax receivable	(517)	8,474	(7,100)
Other assets, other current assets and loans to related parties	(1,433)	245	(2,105)
Accounts payable	(1,623)	(70)	(2,696)
Accrued expenses	(3,207)	(2,283)	(13,464)
Income taxes payable	—	—	(2,295)
Other long-term liabilities	2,156	(334)	(169)

Cash provided by (used in) operating activities	6,083	19,654	(1,103)
Cash Flows from Investing Activities of Continuing Operations
Investment in plant and equipment	(4,349)	(2,375)	(9,625)
Investment in unconsolidated joint venture	—	—	(201)
Proceeds from sale of plant and equipment	90	1,391	1,854
Business acquisitions, net of cash acquired	(1,700)	—	(60,341)

Cash used in investing activities	(5,959)	(984)	(68,313)
Cash Flows from Financing Activities of Continuing Operations
Net proceeds from revolving portion of long-term debt	1,662	—	45,200
Principal repayments on term portion of long-term debt	(2,000)	(20,431)	(511)
Repayment on refinancing	(27,630)	—	—
Proceeds from refinancing	27,688	—	—
Dividends paid	—	—	(57)
Proceeds from shares exercised under stock option plans	239	73	—

Cash provided by (used in) financing activities	(41)	(20,358)	44,632
Cash provided by (used in) activities of discontinued operations	(61)	1,716	763

Increase (decrease) in cash and cash equivalents	22	28	(24,021)
Cash and cash equivalents at beginning of year	1,063	1,035	25,056

Cash and cash equivalents at end of year	$1,085	$1,063	$1,035

Supplemental Disclosures of Cash Flow Information
Interest paid (net of amount capitalized)	$1,452	$2,862	$2,937

Income taxes paid for continuing operations, net	$203	$(4,800)	$2,579

Supplemental Schedule of Non-Cash Investing and Financing Activities
Fair value of assets acquired in acquisitions	$4,694	—	—
Accrued liability to purchase Dietzgen inventories	(1,052)	—	—
Note payable with Computer Imaging Supplies, Inc.	(1,000)	—	—
Liabilities assumed in acquisitions	(942)	—	—

Cash paid for acquisitions	$1,700	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

NASHUA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:     Summary of Significant Accounting Policies

Description of the Company

      Nashua Corporation is a premier manufacturer, converter and marketer of labels, specialty papers and imaging products primarily in the United States and Canada. Our primary products include thermal coated papers, pressure-sensitive labels, transaction receipts and toners/developers for use in photocopiers.

Segment and Related Information

      We have three reportable segments as discussed in detail in Note 13:

      (1)     Label Products

      (2)     Specialty Paper Products

      (3)     Imaging Supplies

Basis of Consolidation

      Our consolidated financial statements include the accounts of Nashua Corporation and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

Revenue Recognition

      Revenues are recognized when title passes and the risks and rewards of ownership have passed to the customer, based on the terms of sale.

Environmental Expenditures

      We expense environmental expenditures relating to ongoing operations unless the expenditures extend the life, increase the capacity or improve the safety or efficiency of our property, mitigate or prevent environmental contamination that has yet to occur and improve our property compared with its original condition, or are incurred for property held for sale.

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

Shipping Costs

      We classify third-party shipping costs as a component of selling and distribution expenses in our Consolidated Statement of Operations. Third-party shipping costs totaled $10.0 million, $11.1 million and $9.4 million for the years ended December 31, 2002, 2001 and 2000, respectively.

Research and Development

      We expense research and development costs as incurred.

Use of Estimates

      The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Significant estimates

NASHUA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Accounts Receivable

      Our consolidated accounts receivable balance is net of allowances for doubtful accounts of $.7 million at December 31, 2002 and $1.2 million at December 31, 2001.

Inventories

      Our inventories are carried at the lower of cost or market. Cost is determined by the first-in, first-out or commonly known as FIFO method for approximately 83 percent and 81 percent of our inventories at December 31, 2002 and 2001, respectively, and by the last-in, first-out or commonly known as LIFO method for the balance. If the FIFO method had been used to cost all inventories, the balances would have been approximately $1.8 million and $1.9 million higher at December 31, 2002 and 2001.

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

      Depreciation expense was $7.3 million for 2002, $8.1 million for 2001 and $8.0 million for 2000. For financial reporting purposes, we compute depreciation expense using the straight-line method over the following estimated useful lives:

Buildings and improvements	5 – 40 years
Machinery and equipment	3 – 20 years

      We review the value of our plant and equipment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

Goodwill

      Goodwill represents the excess of the cost of acquired businesses over the fair value of identifiable net assets acquired. Through 2001, we amortized goodwill on a straight-line basis over 20 years. Amortization of goodwill was $1.7 million for 2001 and $1.1 million for 2000. Effective January 1, 2002, we no longer amortize goodwill in accordance with Statement of Financial Accounting Standards No. 142. We now evaluate our goodwill for impairment under the new guidelines of FAS 142.

Stock-Based Compensation

      At December 31, 2002, we had three stock compensation plans, which are described more fully in Note 9. We account for those plans under the recognition and measurement principles of APB No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Under APB No. 25, no stock-based employee

NASHUA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

compensation cost relating to stock option awards is reflected in our net income, as all options under our plans had an exercise price equal to the market value of our common stock on their date of grant. Stock-based compensation, representing grants to non-employee directors and vesting of performance-based restricted stock awards was $.4 million for 2002 and 2001 and $.1 million for 2000. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-based Compensation — Transition and Disclosure,” to stock-based employee compensation:

	Year Ended December 31,

	2002	2001	2000
(In thousands, except per share data)
Net income (loss), as reported	$2,316	$(2,448)	$5,386
Add: Stock-based employee compensation expense included in the determination of net income (loss) as reported, net of related tax effects	259	435	44
Deduct: Stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(683)	(1,471)	(449)

Pro forma net income (loss)	$1,892	$(3,484)	$4,981

Earnings (loss) per share:
Basic — as reported	$.40	$(.43)	$.95

Basic — pro forma	$.33	$(.61)	$.88

Diluted — as reported	$.39	$(.43)	$.95

Diluted — pro forma	$.32	$(.61)	$.88

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

Concentrations of Labor

      We had 1,026 full-time employees at February 7, 2003. Approximately 335 of our employees are members of one of several unions, principally the Paper, Allied Industrial, Chemical and Energy Workers International Union. We believe our employee relations are satisfactory. None of our labor agreements, as disclosed in Item 1 of this Annual Report on Form 10-K, expire in 2003.

NASHUA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Concentrations of Supply

      We purchase some important raw materials from a sole source or a limited number of manufacturers. Management believes that other suppliers could qualify to provide similar raw materials on comparable terms. The time required to locate and qualify other suppliers, however, could cause a delay in manufacturing that could be disruptive to our Company.

Fair Value of Financial Instruments

      The recorded amounts for cash and cash equivalents, other current assets, accounts receivable and accounts payable and other current liabilities approximate fair value due to the short-term nature of these financial instruments. The fair values of amounts outstanding under our debt instruments approximate their book values in all material respects due to the variable nature of the interest rate provisions associated with such instruments.

Earnings per Common and Common Equivalent Share

      Earnings per common and common equivalent share are computed based on the total of the weighted average number of common shares and, when applicable, the weighted average number of common equivalent shares outstanding during the period presented.

Reclassification

      Certain amounts from the prior year have been reclassified to conform to the present year presentation.

Note 2:	Business Changes

Business Acquisition

      In June 2002, we acquired certain assets of Dietzgen LLC, including trademarks, tradenames, customer lists and certain equipment and inventories out of bankruptcy. Dietzgen, an after-market provider of large-format digital media and imaging supplies for the architectural, engineering and construction markets, filed for protection under Chapter 11 of the U.S. Bankruptcy Code on January 31, 2002. Dietzgen’s sales for the three months ended March 31, 2002 were approximately $3.2 million. Operating activity relating to the assets acquired from Dietzgen is reported as part of our Specialty Paper Products segment from the date of acquisition.

      In April 2002, we acquired the assets of Computer Imaging Supplies Inc., a privately held manufacturer and marketer of security and fraud prevention products for the point-of-sale transaction industry and of inkjet and toner cartridges. The products of Computer Imaging Supplies include multi-color ribbons and specialized inks that prevent unauthorized duplication of cash register receipts. Computer Imaging Supplies had 2001 net sales of approximately $6 million. Operating activity relating to the assets acquired from Computer Imaging Supplies is reported as part of our Specialty Paper Products segment from the date of acquisition.

      In April 2000, we completed the acquisition of all outstanding shares of Rittenhouse Paper Company, pursuant to a Stock Purchase Agreement, dated March 21, 2000, by and among us, Rittenhouse and the stockholders of Rittenhouse. Total consideration, including direct acquisition costs, was approximately $61.8 million. We funded $35.0 million of the purchase price from borrowings under a secured loan agreement and the remainder from our cash reserves. The acquisition of Rittenhouse was accounted for using the purchase method of accounting and the operations of Rittenhouse were included in our Consolidated Statement of Operations from the date of acquisition. Purchase consideration was allocated to the assets acquired and liabilities assumed based on their respective fair values, with the excess of purchase consideration over the fair value of net assets of $31.6 million allocated to goodwill. We began formulating plans related to

NASHUA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

workforce reductions and plant closings prior to the purchase date. Liabilities assumed included restructuring charges of approximately $2.1 million related primarily to planned workforce reductions in the acquired businesses. The provision for planned workforce reductions included amounts for salary and benefits for 67 employees. Payments for severance and other plant closing costs through December 31, 2002 totaled $2.0 million.

Restructuring and Other Unusual Charges

      Net restructuring and unusual income of $88,000 for 2002 represents a net reduction to our previously established restructuring reserves.

      Details of our restructuring reserves related to continuing operations and activity recorded in accrued expenses during 2002 were as follows:

	Reserve				Reserve
	Balance	Adjustments	Current		Balance
	Dec. 31,	to Prior	Year	Non-cash	Dec. 31,
	2001	Provision	Payments	Write-offs	2002

(In thousands)
2002 Activity:
Provisions for severance related to workforce reductions	$1,179	$(133)	$(880)	$—	$166
Provisions for assets to be sold or discarded	386	45	—	(431)	—
Other	422	—	(24)	(398)	—

Total	$1,987	$(88)	$(904)	$(829)	$166

      Restructuring and other unusual charges for 2001 of approximately $3.0 million included restructuring charges of $4.1 million related to the shutdown of our lamination business in our Label Products segment completed during 2001, $.6 million associated with the outsourcing of our toner filling operation within our Imaging Supplies segment completed in the first half of 2002, and a net $.3 million of other restructuring and unusual items, partially offset by unusual income of $1.4 million resulting from an anti-trust settlement and $.6 million from the sale of land in Merrimack, NH. Our 2001 provision for workforce reductions included severance for 141 employees. Sales for our discontinued lamination business were approximately $10.7 million for 2001 and $17.0 million for 2000. The restructuring activities provided for in the balance at December 31, 2000 were completed during 2001 and the amounts charged against the reserve did not change materially from our beginning reserve balance of $.7 million.

      Details of our restructuring reserves related to continuing operations and activity recorded in accrued expenses during 2001 were as follows:

	Reserve			Reserve
	Balance	Current	Current	Balance
	Dec. 31,	Year	Year	Dec. 31,
	2000	Provision	Utilization	2001

(In thousands)
2001 Activity:
Provisions for severance related to workforce reductions	$714	$1,894	$(1,429)	$1,179
Provisions for assets to be sold or discarded	—	386	—	386
Other	—	615	(193)	422

Total	$714	$2,895	$(1,622)	$1,987

NASHUA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Restructuring and other unusual charges for 2000 of $1.0 million consisted primarily of $1.0 million in exit costs associated with the discontinuance of the laser cartridge product line within our Imaging Supplies segment, $.5 million in connection with a 15 percent workforce reduction in our Imaging Supplies segment and $.5 million of workforce reductions resulting from acquisition synergies, partially offset by unusual income of $1.0 million resulting from the partial reversal of a loss accrual relating to the settlement of a patent infringement lawsuit against us. Our 2000 provision for workforce reductions included amounts payable to 122 employees. Sales and pretax loss before restructuring charges for our discontinued laser cartridge business were $2.5 million and $.8 million for 2000.

Discontinued Operations

      Details of balances outstanding related to discontinued operations recorded prior to 2000 were as follows:

	2002	2001

(In thousands)
Assets	$930	$1,055
Liabilities	(3,085)	(3,270)

Net assets and (liabilities) of discontinued operations	$(2,155)	$(2,215)

      Our asset balance as of December 31, 2002, consists primarily of our 37.1 percent interest in the Cerion Technologies Liquidating Trust, a trust established pursuant to the liquidation of Cerion Technologies Inc., formerly a publicly held company. Cerion ceased operations during the fourth quarter of 1998 and is currently in the process of liquidation. We account for our investment in Cerion based on its expected net realizable value, net of taxes.

      Our liability balance consists primarily of tax, environmental and workers compensation reserves relating to discontinued operations.

Note 3:	Intangible Assets

      Details of acquired intangible assets are as follows:

	At December 31, 2002

			Weighted
	Gross		Average
	Carrying	Accumulated	Amortization
	Amount	Amortization	Period

(In thousands)
Trademarks and tradenames	$560	$57	9 years
Licensing agreement	230	35	5 years
Customer relationships and lists	810	87	3 years
Customer contracts	170	81	2 years
Non-competition agreements	100	15	5 years
Patented technology	90	13	5 years

	$1,960	$288

NASHUA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	At December 31, 2002

			Weighted
	Gross		Average
	Carrying	Accumulated	Amortization
	Amount	Amortization	Period

(In thousands)
Amortization Expense:
For the year ended December 31, 2002		$288
Estimated for the year ending:
December 31, 2003		$391
December 31, 2004		$333
December 31, 2005		$265
December 31, 2006		$247
December 31, 2007		$107
December 31, 2008 and thereafter		$329

Note 4:	Goodwill

      The carrying amount of goodwill by segment and activity during the twelve months ended December 31, 2002 is as follows:

	Specialty Paper	Label Products
	Products Segment	Segment	Total

(In thousands)
Balance as of December 31, 2001	$13,586	$15,320	$28,906
Goodwill resulting from the acquisition of Computer Imaging Supplies business	556	—	556

Balance as of December 31, 2002	$14,142	$15,320	$29,462

      Accumulated amortization of goodwill prior to the adoption of FAS 142 is $2.7 million.

Adoption of Statement of Financial Accounting Standard No. 142

      Reconciliations between reported net income (loss) and earnings (loss) per share and adjusted net income (loss) and earnings (loss) per share resulting from the adoption of FAS No. 142 as of January 1, 2002 are as follows:

	Year Ended

	December 31,	December 31,	December 31,
	2002	2001	2000

(In thousands, except per share data)
Reported net income (loss)	$2,316	$(2,448)	$5,386
Goodwill amortization	—	1,656	1,142

Adjusted net income (loss)	$2,316	$(792)	$6,528

Basic earnings per share
Reported net income (loss)	$0.40	$(0.43)	$.95
Goodwill amortization	—	0.29	.20

Adjusted net income (loss)	$0.40	$(0.14)	$1.15

NASHUA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended

	December 31,	December 31,	December 31,
	2002	2001	2000

(In thousands, except per share data)
Diluted earnings per share
Reported net income (loss)	$0.39	$(0.43)	$.95
Goodwill amortization	—	0.29	.20

Adjusted net income (loss)	$0.39	$(0.14)	$1.15

Note 5:     Indebtedness

      On March 1, 2002, we entered into a Credit Agreement with LaSalle Bank, NA as Agent and Issuing Bank and Fleet National Bank. The Credit Agreement consists of a term loan of $10 million and a revolving loan commitment of $30 million. Borrowings under this agreement are collateralized by a security interest in our accounts receivable, inventories, certain machinery and equipment and real estate located in Merrimack, NH. At December 31, 2002, the approximate book value of these assets was $76.4 million. This Credit Agreement replaced our prior Loan Agreement dated April 14, 2000. Interest on loans outstanding, at our option, are either at a rate per annum equal to the Base Rate (prime) or LIBOR, plus applicable margin. The initial Base Rate margin was .75 percent per annum through June 30, 2002, after which it ranges from zero up to ..75 percent per annum based on our total debt to EBITDA ratio. The initial LIBOR margin was 2.75 percent per annum through June 30, 2002, after which it ranges from 1.75 percent per annum up to 2.75 percent per annum based on our total debt to EBITDA ratio. We are also subject to a non-use fee for any unutilized portion of our revolving loan that ranges from .25 percent to .50 percent based on our total debt to EBITDA ratio. The revolving loan commitment is subject to certain limitations, such as the maximum principal amount of the revolving credit agreement is the lesser of (a) $30 million, or (b) our borrowing base, which is defined as the sum of 80 percent of our eligible accounts receivable, plus the lesser of (i) 50 percent of our eligible inventory or (ii) $12 million. Our Borrowing Base was $30.9 million at December 31, 2002, which provided additional borrowing capacity of $10.0 million at year-end. The maturity date of this Credit Agreement is February 28, 2005. For the twelve months ended December 31, 2002, the weighted average annual interest rate on our long-term debt was 4.6 percent. We are required to maintain certain financial covenants, such as a Funded Debt to EBITDA Ratio, Minimum EBITDA levels and a Fixed Charge Coverage Ratio as defined in our Credit Agreement. We were in compliance with the above quarterly financial covenants for 2002. For future quarters, our covenants are as follows:

•	Maintain a fixed charge coverage ratio of less than 1.10 to 1.00.

•	Maintain a funded debt to EBITDA ratio of less than 3.00 to 1.00 through March 31, 2003 and less than 2.75 to 1.00 thereafter.

•	Maintain a minimum EBITDA level of $11.5 million for our first quarter of 2003 increasing each quarter in increments of $.5 million to $15.0 million for the quarter ending December 31, 2004.

      Furthermore, without prior consent of our lenders, the Credit Agreement limits, among other things, the payment of dividends to $.6 million, capital expenditures to $8.0 million, the incurrence of additional debt and restricts the sale of certain assets and merger or acquisition activities.

      The aggregate amounts of maturities on our long-term debt are as follows:

	2003	2004	2005	Total
(In thousands)
Term portion of long-term debt	$2,000	$2,300	$3,700	$8,000
Revolving portion of long-term debt	—	—	17,000	17,000

	$2,000	$2,300	$20,700	$25,000

NASHUA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6:     Notes Payable to Related Parties

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

      The aggregate amounts of maturities on our notes payable are as follows:

	2003	2004	2005	2006	Total
(In thousands)
Notes payable	$250	$250	$710	$250	$1,460

Note 7:     Income Taxes

      The domestic and foreign components of income (loss) from continuing operations before income taxes are as follows:

	2002	2001	2000
(In thousands)
United States	$3,828	$(3,035)	$12,413
Foreign	—	253	501

Consolidated pretax income (loss)	$3,828	$(2,782)	$12,914

      The provision (benefit) for income taxes relating to continuing operations consists of the following:

	2002	2001	2000
(In thousands)
Current:
United States	$(91)	$1,131	$(6,233)
Foreign	—	101	291
State	—	—	(856)

Total current	(91)	1,232	(6,798)
Deferred:
United States	1,362	(1,504)	12,632
Foreign	—	—	—
State	241	(62)	1,694

Total deferred	1,603	(1,566)	14,326

Provision (benefit) for income taxes	$1,512	$(334)	$7,528

NASHUA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Total net deferred tax assets (liabilities) are comprised of the following:

	2002	2001
(In thousands)
Depreciation	$(561)	$(1,560)
Other	(367)	(582)

Gross deferred tax liabilities	(928)	(2,142)

Restructuring	490	1,846
Pension and postretirement benefits	7,882	765
State loss carryforwards	1,922	3,316
Federal net operating loss carryforwards and tax credits	1,370	1,220
Accrued expenses	886	2,053
Inventory reserve	925	504
Bad debt reserve	409	636
Other	1,619	1,802

Gross deferred tax asset	15,503	12,142
Deferred tax assets valuation allowance	(600)	(1,885)

Net deferred tax assets	$13,975	$8,115

      Reconciliations between income tax provision (benefit) from continuing operations computed using the United States statutory income tax rate and our effective tax rate are as follows:

	2002	2001	2000

United States federal statutory rate (benefit)	35.0%	(35.0)%	35.0%
State taxes, net of federal tax benefit	4.1	(1.3)	4.2
Change in valuation allowance	—	—	6.1
Expired net operating loss	—	—	13.8
Non-deductible goodwill	—	21.7	3.4
Other, net	.4	2.6	(4.2)

Effective tax rate (benefit)	39.5%	(12.0)%	58.3%

      At December 31, 2002, other current assets included $3.8 million of net deferred tax assets and $.7 million of tax receivables, and other assets included $10.2 million of net deferred tax assets. During 2002, we added deferred tax assets of $7.5 million associated with a minimum pension liability adjustment as discussed in detail in Note 12 to our consolidated financial statements. At December 31, 2001, $5.2 million and $2.9 million of net deferred tax assets were included in other current assets and other assets, respectively. At December 31, 2002 and 2001, $5.4 million and $5.1 million of accrued taxes were included in accrued expenses.

      At December 31, 2002, we had $1.9 million of state net operating loss carryforwards and $1.4 million of Federal tax credit carryforwards, which are available to offset future domestic taxable earnings. The state net operating loss carryforward benefits expire between 2004 and 2020. Included in the $1.4 million of Federal tax credit carryforwards are business tax credits of $.6 million that expire beginning in 2013 and $.8 million of tax credit carryforwards for alternative minimum tax that have no expiration date. In the fourth quarter of 2002, we evaluated the realizability of state net operating loss carryforwards taking into consideration current projections of future taxable income, and changes in the forecasted timing for deductibility of certain

NASHUA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

significant temporary differences. Based upon this assessment, we believe that it is more likely than not that $.6 million of state net operating loss carryforwards will not be realized prior to their expiration. In the fourth quarter, we decreased both the tax asset and related valuation allowance by $1.3 million for state net operating loss carryforwards.

      In December 1999, the Internal Revenue Service completed an examination of our corporate income tax returns for the years 1995 through 1997 and issued a Notice of Proposed Adjustment which assessed additional taxes of $5.2 million, excluding interest. The assessment represents a total of $14.0 million of adjustments to taxable income for the years under review. The proposed adjustments relate to the deductibility of restructuring and other reserves applicable to continuing and discontinued operations as well as the utilization of foreign net operating losses primarily associated with discontinued operations. We disagreed with the position taken by the IRS and filed a formal protest of the proposed adjustments on April 6, 2000. We are working through the IRS appeals process to resolve the issues.

      In December 1998, the IRS completed an examination of our corporate income tax returns for the years 1992 through 1994 and issued a Notice of Proposed Adjustment, which assessed additional taxes of $4.6 million, excluding interest. The assessment represents a total of $18.2 million of adjustments to taxable income for the years under review. The proposed adjustments related to the deductibility of restructuring and other reserves applicable to discontinued operations as well as certain losses deducted in connection with the divestiture of our Computer Products Division. We disagreed with the position taken by the IRS and filed a formal protest of the proposed adjustments on January 12, 1999. On October 21, 2002, we reported that the Company had reached an agreement with the Appeals Office of the United States Internal Revenue Service regarding an outstanding proposed assessment of federal income tax for the years 1992 to 1994 subject to final review by the Joint Committee on Taxation of the United States Congress. The agreement with the IRS Appeals Office determines the Company’s tax liability for the years 1989 through 1994 and result in a net tax refund in the amount of $331,000 for that period. While the original adjustments proposed by the Internal Revenue Service were for the years 1992 through 1994, the agreement impacts the years 1989 through 1994 due to the carryback of tax losses and credits and the recomputation of alternative minimum taxes. The Company received a letter, dated December 27, 2002, from the IRS Appeals Office indicating that the Joint Committee on Taxation has taken no exception to the conclusions reached by the IRS Appeals Office in the agreement settling the Company’s federal income tax liability for the years 1989 through 1994. Accordingly, the agreement with the IRS Appeals Office is now final.

      We settled all outstanding issues for the years 1989 through 1992 with the New Hampshire Department of Revenue during the second quarter of 2001 and paid $.5 million, which included interest charges.

      While we believe that we have provided adequately for our tax liabilities through December 31, 2002, including liabilities related to matters in dispute with taxing authorities, we can provide no assurances that we will prevail in our defense against adjustments proposed in these pending or future federal and state examinations. In addition, the ultimate resolution of these open tax matters could be either in excess of or less than current reserves.

Note 8:     Shareholders’ Equity

      On April 24, 2000, our Board of Directors voted to redeem the stock purchase rights issued pursuant to its Shareholder Rights Plan. In redeeming the rights, a one-time payment of $0.01 per common share was distributed to shareholders of record on May 9, 2000.

      Our ability to pay dividends is restricted to $.6 million under the provisions of our credit agreement, without the prior approval of our lenders. We did not declare or pay a cash dividend on our common stock in 2002 or 2001 and do not currently intend to pay dividends in the foreseeable future.

NASHUA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In 1999, our Board of Directors authorized us to repurchase up to an additional 1,000,000 shares of our common stock. As of December 31, 2002, no shares had been purchased under this authorization.

Note 9:     Stock Option and Stock Award Plans

      We have three stock compensation plans at December 31, 2002: the 1987 Stock Option Plan, the 1996 Stock Incentive Plan and the 1999 Shareholder Value Plan. Awards may no longer be granted under the 1987 Plan. Awards under the 1996 Plan and the 1999 Plan are made at the discretion of our Leadership and Compensation Committee of our Board of Directors.

      Under the 1987 Plan, nonstatutory stock options have been awarded and are currently exercisable. Nonstatutory stock options expire 10 years and one day from the date of grant.

      Nonstatutory stock options have been awarded under the 1996 and 1999 Plans. Of the 660,000 and 600,000 shares authorized by our Board of Directors for the 1996 and 1999 Plans, respectively, 17,418 and 750 shares are available to be awarded as of December 31, 2002. Stock options under the 1996 and 1999 Plans generally become exercisable either (a) 50 percent on the first anniversary of grant and the remainder on the second anniversary of grant, (b) 100 percent at one year from the date of grant, or (c) otherwise as determined by the Committee. Certain options may become exercisable immediately under certain circumstances and events as defined under these plans and option agreements. Nonstatutory stock options under the 1996 Plan expire 10 years and one day from the date of grant, and incentive stock options expire 10 years from the date of grant. Nonstatutory and incentive stock options granted under the 1999 Plan expire 10 years from the date of grant. Currently, there are no incentive stock options granted under the 1996 and 1999 Plans.

      Performance based restricted stock awards have been granted to certain key executives under the 1996 and 1999 Plans. Restrictions on such shares lapse either (i) in equal amounts when the average closing price of our common stock reaches $19 and $21 for a consecutive 10 trading day period; (ii) in equal amounts when the average closing price of our common stock reaches $21 and $23 for a consecutive 10 trading day period; or (iii) 33 1/3 percent per year on each of the three anniversary dates following the date of grant. Shares issued under the plans are initially recorded at their fair market value on the date of grant with a corresponding charge to additional paid-in capital representing the unearned portion of these awards. During both 2002 and 2001, restrictions lapsed on 33,333 shares. We recognized compensation expense of $.3 million in 2002 and 2001 and $.1 million in 2000 in our Consolidated Statement of Operations, along with an increase to additional paid-in capital, representing the earned portion of these awards. Shares of performance based restricted stock are forfeited if the specified closing prices of our common stock are not met within five years of grant or the executive leaves the Company.

NASHUA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A summary of the status of our fixed stock option plans as of December 31, 2002, 2001 and 2000 and changes during the years ended on those dates is presented below:

	2002		2001		2000

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding beginning of year	909,500	$7.68	649,735	$10.39	618,435	$11.94
Granted	61,200	6.72	470,700	4.88	206,200	7.06
Exercised	(53,600)	4.45	(11,100)	6.63	—	—
Forfeited — non-vested	(4,025)	6.74	(66,625)	5.78	(86,500)	7.10
Forfeited — exercisable	(6,075)	11.00	(131,710)	11.79	(85,900)	16.21
Expired	(1,500)	28.13	(1,500)	34.63	(2,500)	33.88

Outstanding end of year	905,500	$7.75	909,500	$7.68	649,735	$10.39
Options exercisable at end of year	732,000	$8.19	392,600	$10.94	356,785	$13.01
Weighted average fair value of options granted during the year (exercise price equals market price)		$2.85		$1.99		$2.91

      The following table summarizes information about stock options outstanding at December 31, 2002:

	Options Outstanding			Options Exercisable

			Weighted		Weighted
	Number	Weighted Average	Average	Number	Average
Range of	Outstanding	Remaining	Exercise	Exercisable	Exercise
Exercise Prices	at 12/31/02	Contractual Life	Price	at 12/31/02	Price

$ 4.01 – $ 4.38	234,200	8.2 years	$4.10	209,200	$4.11
$ 5.70 – $ 6.63	296,675	8.3 years	$6.08	206,675	$6.16
$ 6.65 – $ 6.90	61,200	9.2 years	$6.72	2,700	$6.70
$ 8.06 – $ 8.63	120,800	7.4 years	$8.18	120,800	$8.18
$ 9.87 – $11.63	54,300	6.2 years	$10.38	54,300	$10.38
$12.37 – $19.75	120,500	4.2 years	$15.19	120,500	$15.19
$22.63 – $34.63	17,825	1.0 year	$26.00	17,825	$26.00

$ 4.01 – $34.63	905,500	7.4 years	$7.75	732,000	$8.19

      A summary of the status of our restricted stock plans as of December 31, 2002, 2001 and 2000 and changes during the years ended on those dates is presented below:

	2002	2001	2000

Restricted stock outstanding at beginning of year	146,667	334,000	255,000
Granted	—	—	189,000
Forfeited and converted	(93,333)	(187,333)	(110,000)

Restricted stock outstanding at end of year	53,334	146,667	334,000
Weighted average fair value per restricted share at grant date	$—	$—	$8.46
Weighted average share price at grant date	$—	$—	$8.46

      We follow the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation.” We continue to measure compensation cost using the intrinsic value based method of accounting prescribed by APB Opinion No. 25. Stock-based compensation represent-

NASHUA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ing grants to non-employee directors and vesting of performance based restricted stock awards, recognized in our Consolidated Statement of Operations was $.4 million for 2002 and 2001 and $.1 million for 2000. If we had elected to recognize compensation cost based on the fair value of options and restricted stock granted at grant date as prescribed by FAS 123, net income (loss) and income (loss) per share would have decreased (increased) as disclosed in our summary of significant accounting policies included as Note 1 to our consolidated financial statements.

      The assumptions and methods used in estimating the fair value at the grant date of options and restricted shares granted are listed below:

Grant Year

	2002	2001	2000

Volatility of Share Price:
Options	36%	34%	31%
Restricted stock	—	—	—
Dividend yield:
Options	—	—	—
Restricted stock	—	—	—
Interest rate:
Options	4.7%	4.8%	6.3%
Restricted stock	—	—	—
Expected life of options	5.7 years	5.7 years	5.5 years
Valuation methodology:
Options	Black-Scholes Option Pricing Model
Restricted stock	Binomial Pricing Model

      Because the determination of the fair value of all options granted includes vesting periods over several years and additional option grants are expected to be made each year, the above pro forma disclosures are not representative of pro forma effects of reported net income for future periods.

Note 10:     Earnings Per Share

      Reconciliations of the numerators and denominators used in our 2002 and 2000 earnings per share calculations are presented below. A reconciliation for 2001 is not presented below because the weighted average shares (denominator) was 5,696,298 for computing both Basic EPS and Fully Diluted EPS resulting in identical EPS computations for the year ended December 31, 2001. The effect of stock options was excluded in computing Fully Diluted EPS for 2001 in accordance with Statement of Financial Accounting Standards No. 128 because the impact of stock options of 39,346 shares with an average market price below the average market price of our stock would have been antidilutive to loss per share computations for 2001.

NASHUA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2002

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

(In thousands, except per share data)
Net income	$2,316	—	—

Basic EPS
Net income available to common shareholders	$2,316	5,783	$.40
Effect of dilutive securities
Stock options	—	90	—

Diluted EPS
Net income available to common shareholders, assuming dilution	$2,316	5,873	$.39

	Year Ended December 31, 2000

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

(In thousands, except per share data)
Net income	$5,386	—	—

Basic EPS
Net income available to common shareholders	$5,386	5,649	$.95
Effect of dilutive securities
Stock options	—	18	—

Diluted EPS
Net income available to common shareholders, assuming dilution	$5,386	5,667	$.95

      Performance based restricted stock of 53,334, 146,667 and 334,000 shares for the years ended December 31, 2002, 2001 and 2000, respectively, was not included in the above computations. Such shares may be issued in the future subject to the occurrence of certain events as described in our “Stock Option and Stock Award Plans” Note.

Note 11:     Commitments and Contingencies

      Our rent expense for office equipment, facilities and vehicles was $1.6 million for 2002 and $1.8 million for the years ended December 31, 2001 and 2000. At December 31, 2002, we are committed, under non-cancelable operating and capital leases, as follows:

						Beyond
	2003	2004	2005	2006	2007	2007	Total

(In thousands)
Capital leases	$193	$193	$191	$42	$—	$—	$619
Non-cancelable operating leases	1,055	968	666	484	475	178	3,826

	$1,248	$1,161	$857	$526	$475	$178	$4,445

      At December 31, 2002, we had a $3.0 million obligation under standby letters of credit with Fleet National Bank and LaSalle Bank, NA.

      During the third quarter of 2001, we entered into supply agreements for laminated and coated products with The Fasson Roll North America division of Avery Dennison. Under the terms of the agreements, we are

NASHUA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

committed to purchase a significant portion of the laminated materials we use in our Label Products segment from Avery Dennison through December 31, 2005. If we fail to meet the minimum purchase volumes specified in the agreements, we are subject to financial penalties. We acquired the required quantities and were in compliance with the agreements for 2002.

      In August and September 1996, two individual plaintiffs filed lawsuits in the Circuit Court of Cook County, Illinois against Nashua Corporation, Cerion, certain directors and officers of Cerion, and our underwriter, on behalf of all persons who purchased the common stock of Cerion between May 24, 1996 and July 9, 1996. These two complaints were consolidated. In March 1997, the same individual plaintiffs joined by a third plaintiff filed a Consolidated Amended Class Action Complaint. The consolidated complaint alleged that, in connection with Cerion’s initial public offering, the defendants issued materially false and misleading statements and omitted the disclosure of material facts regarding, in particular, certain significant customer relationships. In October 1997, the Circuit Court on motion by the defendants, dismissed the consolidated complaint. The plaintiffs filed a Second Amended Consolidated Complaint alleging similar claims as the first consolidated complaint seeking damages and injunctive relief. On May 6, 1998, the Circuit Court, on motion by the defendants, dismissed with prejudice the second amended consolidated complaint. The plaintiffs filed with the Appellate Court an appeal of the Circuit Court’s ruling. On November 19, 1999, the Appellate Court reversed the Circuit Court’s ruling that dismissed the second amended consolidated complaint. The Appellate Court ruled that the second amended consolidated complaint represented a valid claim and sent the case back to the Circuit Court for further proceedings. On December 27, 1999, we filed a Petition with the Supreme Court of Illinois. In that Petition, we asked the Supreme Court of Illinois to determine whether the Circuit Court or the Appellate Court is correct. Our Petition was denied and the case was sent to the Circuit Court for trial. Discovery has been completed, but no date has been set for trial and pre-trial motions. Non-binding mediation discussions were held in November 2002 without resolving the dispute. We believe that the lawsuit is without merit and will continue to defend ourselves in this matter. We also believe that we will receive the value of our 37.1 percent ownership in the Cerion liquidating trust which was valued at $.9 million on an after-tax basis at December 31, 2002. Our investment in Cerion is included under other assets in our Consolidated Balance Sheet.

      On September 14, 2000, Edward G. Krasnecki and EGK Realty Corporation filed suit against Nashua Corporation in the Superior Court of the Commonwealth of Massachusetts, Middlesex County. The plaintiffs are the owners of real property, formerly leased by us, located at 260 Billerica Road, Chelmsford, Massachusetts. The plaintiffs allege that when we vacated the premises in 1997, we failed to remove improvements we had made to the property, failed to clean the premises as required by our lease, and left contamination on the property resulting in lost opportunities to the plaintiffs, for which the plaintiffs seek damages. We responded to their complaint, denying all liability and asserting affirmative defenses. We maintain that when we vacated the premises, we removed three underground tanks that we were entitled to remove under the terms of our lease, we detected soil contamination, reported and took prompt remedial action all in accordance with Massachusetts law, and are not liable to the plaintiffs. We also deny that we failed to remove improvements or that we failed to clean the premises in accordance with the terms of our lease. The matter has been scheduled for a jury trial in April 2003. We believe that the lawsuit is without merit and will continue to defend ourselves in this matter.

      We are involved in certain environmental matters and have been designated by the Environmental Protection Agency, referred to as the EPA, as a potentially responsible party for certain hazardous waste sites. In addition, we have been notified by certain state environmental agencies that some of our sites not addressed by the EPA require remedial action. These sites are in various stages of investigation and remediation. Due to the unique physical characteristics of each site, the technology employed, the extended timeframes of each remediation, the interpretation of applicable laws and regulations and the financial viability of other potential participants, our ultimate cost of remediation is difficult to estimate. Accordingly, estimates could either increase or decrease in the future due to changes in such factors. At December 31, 2002, based on the facts

NASHUA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

currently known and our prior experience with these matters, we have concluded that there is at least a reasonable possibility that site assessment, remediation and monitoring costs will be incurred. We have estimated a range for these costs of $.7 million to $1.4 million for continuing operations and approximately $.1 million for discontinued operations. These estimates could increase if other potentially responsible parties or our insurance carriers are unable or unwilling to bear their allocated share and cannot be compelled to do so. At December 31, 2002, our accrual balances relating to environmental matters were $.8 million for continuing operations and $.1 million for discontinued operations. Based on information currently available, we believe that it is probable that the major potentially responsible parties will fully pay the costs apportioned to them. We believe that our remediation expense is not likely to have a material adverse effect on our consolidated financial position or results of operations.

      We are involved in various other lawsuits, claims and inquiries, most of which are routine to the nature of our business. In the opinion of our management, the resolution of these matters will not materially affect our Company.

Note 12:     Postretirement Benefits

Defined Contribution Plan

      Eligible employees may participate in the Nashua Corporation Employees’ Savings Plan, a defined contribution 401k plan. We match participating employee contributions at 50 percent for the first 6 percent of base compensation that a participant contributes to the Plan. Additional amounts may be contributed at the option of our Board of Directors. For 2002, 2001 and 2000 our contributions to this Plan were $1.0 million, $1.1 million and $.8 million. Participants are immediately vested in all contributions, plus actual earnings thereon.

      The Plan also provides that eligible employees not covered under our pension plans may receive a profit sharing contribution. This contribution, which is normally based on our profitability, is discretionary and not defined. Profit sharing contributions were $.2 million for 2002 and $.1 million for 2001 and 2000. These contributions could increase as a result of freezing our pension plan for salaried employees and adding those employees to our profit sharing plan.

Pension Plans

      We have three pension plans, which cover portions of our regular full-time employees. Benefits under these plans are generally based on years of service and the levels of compensation during those years. Our policy is to fund the minimum amounts specified by regulatory statutes. Assets of the plans are invested in common stocks, fixed-income securities and interest-bearing cash equivalent instruments. As of December 31, 2002, we froze benefits under two of these pension plans: the Nashua Corporation Retirement Plan for Salaried Employees and the Supplemental Executive Retirement Plan.

Retiree Health Care and Other Benefits

      We also provide certain health care and death benefits to eligible retired employees and their spouses. Salaried participants generally become eligible for retiree health care benefits after reaching age 60 with ten years of service. Benefits, eligibility and cost-sharing provisions for hourly employees vary by location or bargaining unit. Generally, the medical plans are fully insured managed care plans. In 1993, the postretirement benefit plan was changed to share the cost of benefits with all retirees, resulting in an unrecognized benefit, which is being amortized over the future service period of the active employees. During 2002, we eliminated these benefits for active employees.

NASHUA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Pension Benefits		Postretirement Benefits

	2002	2001	2002	2001

(In thousands)
Change in benefit obligation
Projected benefit obligation at beginning of year	$61,542	$56,458	$6,392	$6,619
Service cost	1,473	1,674	120	62
Interest cost	4,459	4,130	432	444
Amendments	924	—	(249)	(226)
Curtailment/ Settlement	(2,886)	—	(2,639)	—
Actuarial loss	7,018	396	786	148
Benefits paid	(1,613)	(1,116)	(949)	(655)

Projected benefit obligation at end of year	$70,917	$61,542	$3,893	$6,392

Change in plan assets
Fair value of plan assets at beginning of year	$61,318	$60,473	$—	$—
Actual return on plan assets	(4,617)	1,685	—	—
Settlement	—	—	—	—
Employer contribution	—	—	949	655
Benefits paid	(1,333)	(840)	(949)	(655)

Fair value of plan assets at end of year	$55,368	$61,318	$—	$—

Reconciliation of funded status
Funded status	$(15,549)	$(224)	$(3,893)	$(6,392)
Unrecognized net actuarial (gain)/loss	107	4,538	(2,479)	(2,930)
Unrecognized prior service cost	2,152	4,826	—	(693)
Unrecognized net transition asset	(107)	(230)	—	—

Net amount of asset (liability) recognized	$(13,397)	$8,910	$(6,372)	$(10,015)

The amount recognized in our consolidated balance sheet consists of the following:
Pension/postretirement asset (liability)	$(15,549)	$8,910	$(6,372)	$(10,015)
Other	—	(64)	—	—
Intangible asset	2,152	64	—	—

Net amount of asset (liability) recognized	$(13,397)	$8,910	$(6,372)	$(10,015)

	Pension Benefits			Postretirement Benefits

	2002	2001	2000	2002	2001	2000

Weighted-average assumptions as of December 31
Discount rate	6.50%	7.25%	7.25%	6.50%	7.25%	7.25%
Expected return on plan assets	8.50%	9.00%	9.70%	—	—	—
Average rate of compensation increase	3.00%	3.50%	4.00%	—	—	—

NASHUA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Net periodic pension and postretirement benefit (income) costs from continuing operations for the plans, exclusive of gains and losses from freezing and curtailing pension and postretirement plans, includes the following components:

	Pension Benefits			Postretirement Benefits

	2002	2001	2000	2002	2001	2000
(In thousands)
Components of net periodic (income) cost
Service cost	$1,473	$1,674	$1,600	$120	$62	$75
Interest cost	4,459	4,130	3,729	432	444	481
Expected return on plan assets	(5,715)	(6,129)	(5,624)	—	—	—
Amortization of prior service cost	836	742	1,001	(106)	(79)	(56)
Recognized net actuarial (gain)	—	—	(76)	(195)	(231)	(232)
Amortization of transition obligation	(123)	150	150	—	—	—

Net periodic (income) cost	$930	$567	$780	$251	$196	$268

      Our projected benefit obligation or PBO, accumulated benefit obligation or ABO and fair value of plan assets for our plans that have accumulated benefit obligations in excess of plan assets, are as follows:

	2002			2001

	PBO	ABO	Plan Assets	PBO	ABO	Plan Assets
(In millions)
Supplemental Executive Retirement Plan	$3.1	$3.1	$—	$2.9	$2.9	$—
Hourly Employees Retirement Plan of Nashua Corporation	$29.2	$29.2	$24.8	$22.9	$22.9	$27.4
Retirement Plan for Salaried Employees of Nashua Corporation	$38.7	$38.7	$30.5	$35.7	$32.5	$33.9

      Assumed health care cost trend rates have a significant effect on the amounts reported for our health care plan. The assumed health care cost trend rate was 13 percent for 2003 and ranges from 10 percent to 4 percent for future years. A one percentage-point change in assumed health care cost trend rates would have the following effects:

	1-Percentage	1-Percentage
	Point Increase	Point Decrease

(In thousands)
Effect on total of service and interest cost components	$21	$(19)
Effect on accumulated postretirement benefit obligation	$147	$(135)

      Approximately $15.5 million and $2.9 million of our accrued pension cost and $6.4 million and $9.4 million of our accrued postretirement benefits for 2002 and 2001, respectively, are included in other long-term liabilities in our accompanying consolidated balance sheet. Pension assets of $2.2 million and $11.8 million for 2002 and 2001, respectively, are included in other assets in our accompanying consolidated balance sheet. Additionally, approximately $0 and $.6 million of our accrued postretirement benefits for 2002 and 2001, respectively, are included in accrued expenses in the accompanying consolidated balance sheet.

      During the fourth quarter of 2002, we recorded a non-cash charge of $11.4 million to shareholders’ equity because as of December 31, 2002, the accumulated benefit obligations exceeded the fair value of plan assets of company-sponsored pension plans due to declines in the fair market value of equities held by the plans and decreases in our expected return on plan assets and discount rate resulting from current economic trends. This charge was net of $7.5 million in taxes which are included in other assets and reflect an increase in our deferred tax assets.

NASHUA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In October 2002, our Board of Directors approved changes to The Nashua Corporation Retirement Plan for Salaried Employees, The Supplemental Executive Retirement Plan and retiree medical and death benefit plans. As a result of these changes, we recognized a gain of $2.7 million related to the elimination of certain benefits related to our retiree medical and death benefit plans and a gain of $.2 million from the buy out of a portion of existing retirees’ death benefits, partially offset by a loss of $2.7 million related to freezing benefits of the salaried pension plans. This excludes any potential gain on the buy out of additional existing retirees’ death benefits which were completed in the first quarter of 2003.

      In the first quarter of 2000, we recorded a pretax gain of $18.6 million associated with the purchase of non-participating annuity contracts from Principal Life Insurance Company to settle our pension benefit obligation with respect to retired salaried and hourly employees covered under our pension plans and receiving pension benefits as of December 1, 1999.

Note 13:     Information About Operations

      We have three reportable segments:

(1)	Label Products: which converts, prints and sells pressure sensitive labels and tags to distributors and end-users.

(2)	Specialty Paper Products: which coats and converts various converted paper products sold primarily to domestic converters and re-sellers, end-users and private-label distributors. Our Specialty Paper segment’s product scope includes thermal papers, bond papers, carbonless paper, specialty printed papers, such as financial receipts and point-of-sale receipts, large-format media papers, dry-gum papers, heat seal papers, small rolls and ribbons.

(3)	Imaging Supplies: which produces and sells copier supplies (primarily toner and developer) to distributors, value-added resellers and end-users. Results for the twelve months ended December 31, 2000 also included remanufactured laser cartridges, which were discontinued during the first quarter of 2000.

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

      Our Specialty Paper Products segment was a major supplier of thermal roll stock to our Label Products segment through the third quarter of 2001 and for the year ended December 31, 2000. Eliminations represent sales between our Specialty Paper Products and Label Products segments. Excluding sales between segments, reflected as eliminations in the table below, external sales for our Specialty Paper Products segment were $158.3 million, $140.0 million and $119.6 million for the years ended December 31, 2002, 2001 and 2000. Sales between segments and between geographic areas are negotiated based on what we believe to be market pricing.

      We have one group of customers under common control that represents ten percent or more of our consolidated revenues. Sales to Wal-Mart and Sam’s Club totaled $30.6 million in 2002, representing sales of $24.9 million for our Specialty Paper Products segment and $5.7 million for our Label Products segment. While no other customer represented ten percent of our consolidated revenues, each of our segments has significant customers. The loss of a significant customer could have a material adverse effect on us or our segments.

      Our reportable segments are strategic business units grouped by product class. We manage them separately because each business requires different technology and marketing strategies.

NASHUA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The table below presents information about our reported segments for the years ended December 31:

				Pretax Income (Loss)
	Net Sales From			From
	Continuing Operations			Continuing Operations			Identifiable Assets

	2002	2001	2000	2002	2001	2000	2002	2001	2000

(In millions)
By Reportable Segment
Label Products	$100.8	$107.9	$105.1	$5.5	$6.7	$5.4	$41.3	$26.8	$37.6
Specialty Paper Products	160.7	150.4	138.8	6.5	4.9	7.5	66.7	47.4	54.5
Imaging Supplies	24.0	24.4	27.9	.9	.2	(4.2)	13.5	16.0	16.3

Reconciling Items:
Eliminations	(2.4)	(10.4)	(19.2)	—	—	—	—	—	—
Other(1)	.1	.2	.5	—	.4	1.0	—	1.1	.7
Unallocated corporate expenses and assets	—	—	—	(7.9)	(7.6)	(11.1)	24.7	52.7	58.6
Amortization of goodwill	—	—	—	—	(1.7)	(1.3)	—	—	—
Interest (expense) income, net	—	—	—	(1.5)	(2.7)	(2.0)	—	—	—
Pension settlement income	—	—	—	—	—	18.6	—	—	—
Net gain on curtailment/freeze of pension/postretirement plans	—	—	—	.2	—	—	—	—	—
Restructuring and other unusual items	—	—	—	.1	(3.0)	(1.0)	—	—	—
Discontinued operations	—	—	—	—	—	—	—	1.0	2.8

Consolidated	$283.2	$272.5	$253.1	$3.8	$(2.8)	$12.9	$146.2	$145.0	$170.5

(1)	Includes activity from operations which falls below the quantitative thresholds for a reportable segment.

NASHUA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Capital expenditures and depreciation and amortization by reportable segment are set forth below for the years ended December 31:

				Depreciation &
	Capital Expenditures			Amortization

	2002	2001	2000	2002	2001	2000

(In millions)
Label Products	$1.8	$.7	$1.4	$2.2	$2.9	$2.9
Specialty Paper Products	1.6	.9	4.7	3.3	3.2	2.7
Imaging Supplies	.5	.5	3.1	1.5	1.5	2.0
Reconciling Items:
Intangibles	—	—	—	.3	—	—
Goodwill	—	—	—	—	1.7	1.1
Corporate	.4	.3	.4	.3	.4	.6

Consolidated	$4.3	$2.4	$9.6	$7.6	$9.7	$9.3

      The following is information by geographic area as of and for the years ended December 31:

	Net Sales From
	Continuing Operations			Long-Lived Assets

	2002	2001	2000	2002	2001	2000

(In millions)
By Geographic Area
United States	$283.2	$272.4	$251.8	$78.7	$86.2	$97.2
Europe	—	.1	1.3	—	—	—
Reconciling Items:
Discontinued Operations	—	—	—	.9	.9	.8
Deferred tax assets	—	—	—	10.2	2.9	.9

Consolidated	$283.2	$272.5	$253.1	$89.8	$90.0	$98.9

      Net sales from continuing operations by geographic area are based upon the geographic location from which the goods were shipped and not the customer location.

NASHUA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14:	Quarterly Operating Results (Unaudited)

      Our quarterly operating results based on our use of 13-week periods are as follows:

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter	Year

(In millions, except per share data)
2002(1)
Net sales	$64,523	$70,885	$72,798	$74,984	$283,190
Gross margin	12,520	14,869	14,551	14,148	56,088
Net income (loss)(2)	143	1,074	673	426	2,316
Earnings (loss) per common share(2)	.02	.19	.12	.07	.40
Market price:
High	7.54	7.25	10.20	9.60	10.20
Low	5.40	5.85	6.20	6.85	5.40
2001
Net sales	$68,302	$69,069	$69,523	$65,616	$272,510
Gross margin	13,723	14,359	14,620	13,139	55,841
Net income (loss)(3)	(212)	171	(1,784)	(623)	(2,448)
Earnings (loss) per common share(3)	(.04)	.03	(.31)	(.11)	(.43)
Market price:
High	5.87	7.05	7.85	6.10	7.85
Low	3.06	3.95	5.35	4.80	3.06

(1)	We acquired the assets of Computer Imaging Supplies, Inc. and certain assets of Dietzgen LLC during the second quarter of 2002, as described in Note 2. The operations of CIS and Dietzgen have been included in our quarterly operating results since their dates of acquisition.

(2)	Our third quarter includes restructuring income of $24,000 resulting from a net reduction to previously established reserves. Our fourth quarter includes restructuring income of $64,000 resulting from a net reduction to previously established reserves and a gain of $.2 million resulting from the curtailment/ freeze of pension/ postretirement plans.

(3)	The first quarter includes a pretax restructuring charge of $.1 million related primarily to workforce reductions in our Toner division. The third quarter includes a net pretax restructuring charge of $3.0 million related to the shutdown of our Label lamination business, partially offset by unusual income from the sale of land in Merrimack, NH. The fourth quarter includes net pretax unusual income of $.2 million resulting from a legal settlement associated with the acquired Rittenhouse businesses, partially offset by a restructuring charge associated with outsourcing our toner filling operation and an additional restructuring charge resulting from the shutdown of our lamination business.

Note 15:	Common Stock Information

      Our stock is traded on the New York Stock Exchange under the trading symbol “NSH.” At December 31, 2002, there were 1,150 record holders of our common stock.

NASHUA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 16:	Related Parties

Leases with Related Parties

      We rent property and equipment under leases with entities partially owned by either a family partnership of which our Chief Executive Officer and his family have total interest or by our Chief Executive Officer. Associated with these leases, we incurred rent expense of approximately $.2 million during 2002 and $.3 million during 2001 and 2000. We also pay taxes and utilities and insure property occupied under these leases.

Notes Payable to Related Parties

      We have a note payable to one of our executive officers and two notes payable to Nashua employees as discussed in detail in Note 6 to our Consolidated Financial Statements

Loans to Related Parties

      We have loans to our Chief Executive Officer and a former owner of Rittenhouse Paper Company and current consultant to Nashua relating to life insurance premiums paid on their behalf. These loans are partially collateralized by the cash surrender value of related life insurance policies and fully covered by the death benefit payable under these policies. These loans do not incur interest and are due upon death, settlement or termination of related life insurance policies. At December 31, 2002 and 2001, loans of $1.0 million and $.7 million, respectively, are included in other assets in our Consolidated Balance Sheet. Below is a summary of related party loan activity:

	Chief	Other
	Executive	Related
	Officer	Party	Total

(In thousands)
Acquired upon acquisition of Rittenhouse Paper Company on April 17, 2000	$160	$195	$355
Net premiums paid in 2000	154	214	368
Net premiums paid in 2002	—	250	250

Balance at December 31, 2002	$314	$659	$973

Collateralized cash surrender value of life insurance policies	$246	$144	$390

Note 17:	Subsequent Event

      In February 2003, we acquired the assets of The Label Company from Bunzl Distribution and signed a multi-year agreement to supply Bunzl with label products. The Label Company has primarily been a supplier of supermarket promotional and product identification labels for Bunzl and other customers. This acquisition adds flexibility to our label manufacturing operations, adds additional volume to our coating facility within our Specialty Paper Products segment and enhances our relationship with a valued and long-standing customer. The Label Company had 2002 sales of approximately $9.0 million. Operating activity relating to The Label Company will be reported under our Label Products segment from the date of acquisition.

      In February 2003, we signed a strategic agreement with Parlex Corporation to cooperate in the development of flexible circuit technology incorporating proprietary printing and plating technologies.

SCHEDULE II

NASHUA CORPORATION AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS

	Balance at
	Previous					Balance at
	End of Year	Additions		Deductions		End of Year

(In thousands)
DECEMBER 31, 2002:
Allowance for doubtful accounts	$1,241	$411	(c)	$(975	)(d)	$677
Valuation allowance on state net operating loss carryforwards	$1,885	$—		(1,285)		$600
DECEMBER 31, 2001:
Allowance for doubtful accounts	$1,035	$1,296	(c)	$(1,090	)(d)	$1,241
Valuation allowance on state net operating loss carryforwards	$1,885	$—		$—		$1,885
DECEMBER 31, 2000:
Allowance for doubtful accounts	$1,327	$1,478	(a)	$(1,770	)(b)	$1,035
Valuation allowance on state net operating loss carryforwards	$1,100	$785		$—		$1,885

(a)	Includes the impact of the Rittenhouse acquisition and amounts charged to costs and expenses.

(b)	Includes the impact of the Rittenhouse acquisition and accounts deemed uncollectible.

(c)	Includes recoveries and amounts charged to costs and expenses.

(d)	Includes accounts deemed uncollectible.

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of Nashua Corporation:

      We have audited the accompanying consolidated balance sheets of Nashua Corporation as of December 31, 2002 and 2001 and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nashua Corporation at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

      As discussed in Notes 3 and 4 to the Consolidated Financial Statements, in 2002 the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

Ernst & Young LLP

Manchester, New Hampshire

February 7, 2003

PART III

Item 10.     Directors and Executive Officers of the Registrant

Directors

      The information required by this Item with respect to directors will be included in our definitive Proxy Statement for our Annual Meeting of Stockholders to be held on May 1, 2003, and is incorporated herein by reference.

Executive Officers of the Registrant

      The information required by this Item with respect to our executive officers is contained in Part I of this Form 10-K.

Item 11.     Executive Compensation

      The information required by this Item will be included in our definitive Proxy Statement for our Annual Meeting of Stockholders to be held on May 1, 2003, and is incorporated herein by reference.

Item 12.     Security Ownership of Certain Beneficial Owners and Management

      The information required by this Item will be included in our definitive Proxy Statement for our Annual Meeting of Stockholders to be held on May 1, 2003, and is incorporated herein by reference.

Item 13.     Certain Relationships and Related Transactions

      The information required by this Item will be included in our definitive Proxy Statement for our Annual Meeting of Stockholders to be held on May 1, 2003, and is incorporated herein by reference.

Item 14.     Controls and Procedures

1.	Evaluation of disclosure controls and procedures. Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this Annual Report on Form 10-K, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and are operating in an effective manner.

2.	Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

Item 15.     Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a) The following documents are included in Item 8 of Part II of this Form 10-K:

(1)	Financial statements:

•	Consolidated Statements of Operations for each of the three years ended December 31, 2002, 2001 and 2000

•	Consolidated Statements of Shareholders’ Equity for each of the three years ended December 31, 2002, 2001 and 2000

•	Consolidated Balance Sheets at December 31, 2002 and December 31, 2001

•	Consolidated Statements of Cash Flows for each of the three years ended December 31, 2002, 2001 and 2000

•	Notes to Consolidated Financial Statements

•	Report of Independent Auditors

           (2) Financial statement schedule:

•	Schedule II — Valuation and qualifying accounts for each of the three years ended December 31, 2002, 2001 and 2000

The financial statement schedule should be read in conjunction with our financial statements included in Item 8 of Part II of this Form 10-K. All other schedules have been omitted as they are not applicable, not required, or the information is included in the consolidated financial statements or notes to the consolidated financial statements.

           (3) Exhibits:

	2.01		Agreement and Plan of Merger, dated as of March 25, 2002, between Nashua Corporation and Nashua MA Corporation. Incorporated by reference to our Definitive Proxy Statement filed on March 27, 2002.
	3.01		Articles of Organization, as amended. Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 28, 2002.
	3.02		By-laws, as amended. Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 28, 2002.
	4.01		Credit Agreements, dated March 1, 2002 by and among Nashua Corporation, LaSalle Bank, NH and Fleet National Bank. Incorporated by reference to our Current Report on Form 8-K dated March 14, 2002.
+	10.01		Amended and Restated 1987 Stock Option Plan. Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 1997.
+	10.02		Amended and Restated 1996 Stock Incentive Plan. Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended April 2, 1999.
+	10.03		1999 Shareholder Value Plan. Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended April 2, 1999.
+	10.04		Employment Agreement, dated as of April 14, 2000 between Nashua Corporation and Andrew B. Albert. Incorporated by reference to our Current Report on Form 8-K dated April 14, 2000 and filed on April 18, 2000.
+	10.05		Change of Control and Severance Agreement, dated as of June 24, 1998 between Nashua Corporation and John L. Patenaude. Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended July 3, 1998.
+	10.06		Change of Control and Severance Agreement, dated as of June 24, 1998 between Nashua Corporation and Joseph R. Matson. Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended July 3, 1998.
+	10.07		Change of Control and Severance Agreement, dated as of December 15, 2000 between Nashua Corporation and Robert S. Amrein. Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2000.
+	10.08		Change of Control and Severance Agreement, dated as of July 19, 1999 between Nashua Corporation and John J. Ireland. Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended October 1, 1999.
+	10.09		Change of Control and Severance Agreement, dated as of February 25, 2000 between Nashua Corporation and Donna J. DiGiovine. Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 1999.
+	10.10	*	Management Incentive Plan
+	10.11		Form of Indemnification Agreement between Nashua Corporation and its directors and executive officers. Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended September 27, 2002.

+	10.12		Deferred Compensation Agreement dated as of December 23, 1996 between Rittenhouse Paper Company and Thomas R. Pagel. Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2000.
	10.13		Lease Agreement, dated December 19, 1994 between Nashua Corporation and Sun Life Assurance Company of Canada. Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2000.
	10.14		Master Agreement dated as of July 2, 2001, between Nashua Corporation and the Fasson Roll North America division of Avery Dennison Corporation. Incorporated by reference to our Current Report on Form 8-K dated July 9, 2001 and filed on July 12, 2001.
	21.01	*	Subsidiaries of the Registrant.
	23.01	*	Consent of Ernst & Young LLP.
	24.01	*	Power of Attorney.
	99.1	*	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 dated March 19, 2003.
	99.2	*	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 dated March 19, 2003.

* — Filed herewith.

+ —	Identifies exhibits constituting management contracts or compensatory plans or other arrangements required to be filed as an exhibit to this Annual Report on Form 10-K.

           (4) Reports on Form 8-K:

On October 21, 2002, the Company filed a Current Report on Form 8-K, dated October 10, 2002, reporting under Item 5 that the Company had reached an agreement with the Appeals Office of the United States Internal Revenue Service regarding an outstanding proposed assessment of federal income tax for the years 1992 to 1994.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NASHUA CORPORATION

BY:	/s/ JOHN L. PATENAUDE

JOHN L. PATENAUDE
Vice President-Finance and
Chief Financial Officer

Date: March 19, 2003

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ANDREW B. ALBERT Andrew B. Albert	Chairman, President and Chief Executive Officer (principal executive officer)	March 19, 2003

/s/ JOHN L. PATENAUDE John L. Patenaude	Vice President-Finance and Chief Financial Officer (principal financial officer)	March 19, 2003

/s/ JOSEPH R. MATSON Joseph R. Matson	Vice President, Corporate Controller and Chief Accounting Officer (principal accounting officer)	March 19, 2003

* Avrum Gray	Director

* Mark E. Schwarz	Director

* John M. Kucharski	Director

* George R. Mrkonic, Jr.	Director

* James F. Orr III	Director

By: /s/ JOHN L. PATENAUDE John L. Patenaude Attorney-In-Fact		March 19, 2003

CERTIFICATIONS

I, Andrew B. Albert, certify that:

      1.     I have reviewed this Annual Report on Form 10-K of Nashua Corporation;

      2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operation and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s Board of Directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6.     The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ ANDREW B. ALBERT

Andrew B. Albert
Chairman, President and
Chief Executive Officer

Dated: March 19, 2003

CERTIFICATIONS

I, John L. Patenaude, certify that:

      1.     I have reviewed this annual report on Form 10-K of Nashua Corporation;

      2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operation and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s Board of Directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6.     The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ JOHN L. PATENAUDE

John L. Patenaude
Vice President-Finance and
Chief Financial Officer

Dated: March 19, 2003