Form 10-Q
period 2003-03-28
NASHUA CORP
filed 2003-05-08
CIK 69680

FORM 10-Q

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended
MARCH 28, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number 1-5492-1

Nashua Corporation

(Exact name of registrant as specified in its charter)

Massachusetts	02-0170100
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

11 Trafalgar Square, Second Floor	03063
Nashua, New Hampshire	(Zip Code)
(Address of Principal Executive Offices)

Registrant’s telephone number, including area code: (603) 880-2323

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes     X     No

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.

Yes          No     X

As of May 6, 2003, the Company had 5,889,534 shares of Common
Stock, par value $1.00 per share, outstanding.

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
ITEM 4. CONTROLS AND PROCEDURES
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
ITEM 5. OTHER INFORMATION
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
CERTIFICATIONS
CERTIFICATIONS
EX-99.1 CERTIFICATION OF CEO
EX-99.2 CERTIFICATION OF CFO

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NASHUA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)
	March 28, 2003	December 31,
ASSETS:	(Unaudited)	2002

Current assets:
Cash and cash equivalents	$1,249	$1,085
Accounts receivable	28,748	29,918
Inventories
Raw materials	10,420	9,460
Work in process	2,590	2,488
Finished goods	10,773	8,486

	23,783	20,434
Other current assets	5,209	4,985

Total current assets	58,989	56,422

Plant and equipment	90,784	88,172
Accumulated depreciation	(47,616)	(45,803)

	43,168	42,369

Goodwill	31,336	29,462
Intangibles, net of amortization	1,997	1,672
Loans to related parties	973	973
Other assets	15,339	15,290

Total assets	$151,802	$146,188

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$20,064	$17,931
Accrued expenses	13,132	15,230
Current maturities of long-term debt	2,000	2,000
Current maturities of notes payable	250	250

Total current liabilities	35,446	35,411

Long-term debt	28,250	23,000
Notes payable to related parties	1,210	1,210
Other long-term liabilities	24,533	24,549

Total long-term liabilities	53,993	48,759

Common stock, par value $1.00; authorized 20,000,000 shares	5,884	5,871
Additional paid-in capital	14,359	14,203
Retained earnings	53,551	53,375
Accumulated other comprehensive loss:
Minimum pension liability adjustment, net of tax	(11,431)	(11,431)

Total shareholders’ equity	62,363	62,018

Total liabilities and shareholders’ equity	$151,802	$146,188

The accompanying notes are an integral part of the condensed consolidated financial statements.

NASHUA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

(In thousands, except per share data)	Three Months Ended

	March 28,	March 29,
	2003	2002

Net sales	$67,193	$64,523
Cost of products sold	54,595	52,003

Gross margin	12,598	12,520

Selling, distribution and administrative expenses	11,337	11,101
Research and development expense	709	779
Loss from equity investment	22	—
Interest expense, net	289	394
Net gain on curtailment of post-retirement benefits	(47)	—

Income before income taxes	288	246
Provision for income taxes	112	103

Net income	$176	$143

Basic earnings per share:
Net income per common share	$0.03	$0.02

Average common shares	5,824	5,722

Diluted earnings per share:
Net income per common share assuming dilution	$0.03	$0.02

Dilutive effect of stock options	136	66

Average common and potential common shares	5,960	5,788

The accompanying notes are an integral part of the condensed consolidated financial statements.

NASHUA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(In thousands)
	Three Months Ended

	March 28,	March 29,
	2003	2002

Cash flows from operating activities of continuing operations:
Net income	$176	$143
Adjustments to reconcile net income to cash provided by (used in) continuing operating activities:
Depreciation and amortization	1,985	1,870
Net change in working capital, net of effects from acquisitions	(1,125)	(4,284)
Other	(62)	211

Cash provided by (used in) continuing operating activities	974	(2,060)

Cash flows from investing activities of continuing operations:
Investment in plant and equipment	(1,095)	(665)
Acquisitions	(5,012)	—

Cash used in investing activities of continuing operations	(6,107)	(665)

Cash flows from financing activities of continuing operations:
Principal repayments on term portion of long-term debt	(500)	(500)
Repayment on refinancing	—	(27,630)
Proceeds from refinancing	—	27,688
Net proceeds from revolving portion of long-term debt	5,750	2,725
Proceeds from shares exercised under stock option plans	66	118

Cash provided by financing activities of continuing operations	5,316	2,401

Cash used in activities of discontinued operation	(19)	(81)

Increase (decrease) in cash and cash equivalents	164	(405)
Cash and cash equivalents at beginning of period	1,085	1,063

Cash and cash equivalents at end of period	$1,249	$658

Supplemental disclosures of cash flow information:
Interest paid (net of amount capitalized)	$218	$454

Income taxes paid for continuing operations, net	$2	$1

Capital lease obligations paid	$59	$—

Supplemental schedule of non-cash investing and financing activities:
Fair value of assets acquired	$5,306	—
Liabilities assumed	(294)	—

Cash paid for acquisitions	$5,012	$—

The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying financial statements contain all adjustments consisting of normal recurring accruals necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The accompanying financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in Nashua Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002.

Note 2: Acquisitions and Strategic Alliance

On February 7, 2003, we acquired the assets and assumed certain liabilities of The Label Company from Bunzl Distribution for approximately $5 million and signed a multi-year agreement to supply Bunzl with label products. The Label Company has primarily been a supplier of supermarket promotional and product identification labels for Bunzl and other customers. This acquisition adds flexibility to our label manufacturing operations, adds additional volume to our coating facility within our Specialty Paper Products segment and enhances our relationship with a valued and long-standing customer. The Label Company had 2002 sales of approximately $9.0 million. Operating activity relating to the assets of The Label Company is reported under our Label Products segment from the date of acquisition.

On February 25, 2003, we signed a strategic development agreement with Parlex Corporation. The agreement creates an organization that will draw on both parties relative expertise in ink and printed circuit technology, label converting and the design, application and production of flexible circuits. Under the agreement, the team will work to develop innovative products for use in the automotive, cellular and radio identification (RFID) markets.

Note 3: Acquired Intangible Assets

Details of acquired intangible assets are as follows:

	As of March 28, 2003

			Weighted
	Gross		Average
	Carrying	Accumulated	Amortization
(In thousands)	Amount	Amortization	Period

Trademarks and tradenames	$560	$78	9 years
Licensing agreement	230	46	5 years
Customer relationships and lists	810	131	8 years
Customer contracts	620	120	4 years
Non-competition agreements	100	20	5 years
Patented technology	90	18	5 years

	$2,410	$413

Amortization Expense:
For the three months ended March 28, 2003		$125
Estimated for the year ending December 31, 2003		$474
Estimated for the year ending December 31, 2004		$423
Estimated for the year ending December 31, 2005		$355
Estimated for the year ending December 31, 2006		$337
Estimated for the year ending December 31, 2007		$198
Estimated for the year ending December 31, 2008		$52
Estimated for the year ending December 31, 2009 and thereafter		$277

Note 4: Goodwill

The carrying amount of goodwill by segment and activity during the three months ended March 28, 2003 is as follows:

	Specialty Paper	Label Products
(In thousands)	Products Segment	Segment	Total

Balance as of December 31, 2002	$14,142	$15,320	$29,462
Goodwill resulting from the acquisition of The Label Company business	—	1,874	1,874

Balance as of March 28, 2003	$14,142	$17,194	$31,336

Note 5: Stock-Based Compensation

At March 28, 2003, we had three stock compensation plans, which are described more fully in Note 9 to the consolidated financial statements and related footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2002. We account for those plans under the recognition and measurement principles of APB No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Under APB No. 25, no stock-based employee compensation cost relating to stock option awards is reflected in our net income, as all options under our plans had an exercise price equal to the market value of our common stock on their date of grant. Stock-based compensation, representing grants to non-employee directors and vesting of performance-based restricted stock awards was $.1 million and $.2 million for the quarters ended March 28, 2003 and March 29, 2002, respectively. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-based Compensation — Transition and Disclosure,” to stock-based employee compensation:

	Quarter Ended

	March 28,	March 29,
(In thousands, except per share data)	2003	2002

Net income, as reported	$176	$143
Add: Stock-based employee compensation expense included in the determination of net income as reported, net of related tax effects	51	53
Deduct: Stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(99)	(211)

Pro forma net income (loss)	$128	$(15)

Earnings (loss) per share:
Basic – as reported	$0.03	$0.02

Basic – pro forma	$0.02	$0.00

Diluted – as reported	$0.03	$0.02

Diluted – pro forma	$0.02	$0.00

Note 6: Segment and Related Information

The table below presents information about reportable segments.

For the Quarter

(In thousands)	Net Sales		Pretax Income (Loss)

	Three Months Ended		Three Months Ended

	March 28,	March 29,	March 28,	March 29,
	2003	2002	2003	2002

Label Products	$23,225	$23,069	$1,465	$961
Specialty Paper Products	38,791	35,832	616	1,282
Imaging Supplies	6,042	6,059	58	265
Reconciling items:
Eliminations	(867)	(468)	—	—
Other	2	31	—	8
Unallocated corporate expenses	—	—	(1,609)	(1,876)
Interest expense, net	—	—	(289)	(394)
Net gain on curtailment of Post- retirement plans	—	—	47	—

Consolidated	$67,193	$64,523	$288	$246

Note 7: Contingencies

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

We believe that we are adequately reserved for potential liabilities that could arise from the resolution of the IRS’ assessment for the years 1995 through 1997. While we believe that we have adequately provided for tax liabilities through March 28, 2003, we can provide no assurances that we will prevail in our defense against adjustments proposed in pending or future federal and state examinations. In addition, we can provide no assurances that the ultimate resolution of open tax matters will not be either in excess of or less than current reserves.

In August and September 1996, two individual plaintiffs filed lawsuits in the Circuit Court of Cook County, Illinois against Nashua Corporation, Cerion, certain directors and officers of Cerion, and our underwriter, on behalf of all persons who purchased the common stock of Cerion between May 24, 1996 and July 9, 1996. These two complaints were consolidated. In March 1997, the same individual plaintiffs joined by a third plaintiff filed a Consolidated Amended Class Action Complaint. The consolidated complaint alleged that, in connection with Cerion’s initial public offering, the defendants issued materially false and misleading statements and omitted the disclosure of material facts regarding, in particular, certain significant customer relationships. In October 1997, the Circuit Court on motion by the defendants, dismissed the consolidated complaint. The plaintiffs filed a Second Amended Consolidated Complaint alleging similar claims as the first consolidated complaint seeking damages and injunctive relief. On May 6, 1998, the Circuit Court, on motion by the defendants, dismissed with prejudice the second amended consolidated complaint. The plaintiffs filed with the Appellate Court an appeal of the Circuit Court’s ruling. On November 19, 1999, the Appellate Court reversed the Circuit Court’s ruling that dismissed the second amended consolidated complaint. The Appellate Court ruled that the second amended consolidated complaint represented a valid claim and sent the case back to the Circuit Court for further proceedings. On December 27, 1999, we filed a Petition with the Supreme Court of Illinois. In that Petition, we asked the Supreme Court of Illinois to determine whether the Circuit Court or the Appellate Court is correct. Our Petition was denied and the case was sent to the Circuit Court for trial. Discovery has been completed, but no date has been set for trial and pre-trial motions. Non-binding mediation discussions were held in November 2002 without resolving the dispute. We believe that the lawsuit is without merit and will continue to defend ourselves in this matter. We also believe that we will receive the value of our 37.1 percent ownership in the Cerion liquidating trust which was valued at $.9 million on an after-tax basis at March 28, 2003. Our investment in Cerion is included under other assets in our Consolidated Balance Sheet.

On September 14, 2000, Edward G. Krasnecki and EGK Realty Corporation filed suit against Nashua Corporation in the Superior Court of the Commonwealth of Massachusetts, Middlesex County. The plaintiffs are the owners of real property, formerly leased by us, located at 260 Billerica Road, Chelmsford, Massachusetts. The plaintiffs alleged that when we vacated the premises in 1997, we failed to remove improvements we had made to the property, failed to clean the premises as required by our lease, and left contamination on the property resulting in lost opportunities to the plaintiffs, for which the plaintiffs seek damages. We responded to their complaint, denying all liability and asserting affirmative defenses. We maintain that when we vacated the premises, we removed three underground tanks that we were entitled to remove under the terms of our lease, we detected soil contamination, reported and took prompt remedial action all in accordance with Massachusetts law, and are not liable to the plaintiffs. We also deny that we failed to remove improvements or that we failed to clean the premises in accordance with the terms of our lease. We settled this matter in April 2003, and the case has been dismissed by the court.

We are involved in certain environmental matters and have been designated by the Environmental Protection Agency, referred to as the EPA, as a potentially responsible party for certain hazardous waste sites. In addition, we have been notified by certain state environmental agencies that some of our sites not addressed by the EPA require remedial action. These sites are in various stages of investigation and remediation. Due to the unique physical characteristics of each site, the technology employed, the extended timeframes of each remediation, the interpretation of applicable laws and regulations and the financial viability of other potential participants, our ultimate cost of remediation is difficult to estimate. Accordingly, estimates could either increase or decrease in the future due to changes in such factors. At March 28, 2003, based on the facts currently known and our prior experience with these matters, we have concluded that there is at least a reasonable possibility that site assessment, remediation and monitoring costs will be incurred. We have estimated a range for these costs of $.7 million to $1.4 million for continuing operations and approximately $.1 million for discontinued operations. These estimates could increase if other potentially responsible parties or our insurance carriers are unable or unwilling to bear their allocated share and cannot be compelled to do so. At March 28, 2003, our accrual balances relating to environmental matters were $.8 million for continuing operations and $.1 million for discontinued operations. Based on information currently available, we believe that it is probable that the major potentially responsible parties will fully pay the costs apportioned to them. We believe that our remediation expense is not likely to have a material adverse effect on our consolidated financial position or results of operations.

We are involved in various other lawsuits, claims and inquiries, most of which are routine to the nature of our business. In the opinion of our management, the resolution of these matters will not materially affect our Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Our net sales increased 4.1% to $67.2 million in the first quarter of 2003 compared to the prior year period, and all of our segments operated profitably. While our overall results were positive, our gross margin percentage decreased and our selling and distribution expenses increased over the prior year quarter. Our results for the first quarter of 2003 include the contributions from our strategic acquisitions which include the assets of Computer Imaging Supplies, known as CIS, used in the fraud prevention business acquired in April of 2002, certain assets of Dietzgen LLC, used in the wide-format business acquired in June of 2002, and the acquisition of the assets of The Label Company, a supplier of supermarket promotional and product identification labels acquired in February of 2003. These acquisitions expanded our product lines and helped us increase plant utilization.

Recent Acquisitions and Strategic Alliances

•	On February 7, 2003, we acquired the assets and assumed certain liabilities of The Label Company from Bunzl Distribution and signed a multi-year agreement to supply Bunzl with label products. The Label Company has primarily been a supplier of supermarket promotional and product identification labels for Bunzl and other customers. This acquisition adds flexibility to our label manufacturing operations, adds additional volume to our coating facility within our Specialty Paper Products segment and enhances our relationship with a valued and long-standing customer. The Label Company had 2002 sales of approximately $9.0 million.

Operating activity relating to the assets of The Label Company is reported under our Label Products segment from the date of acquisition.

•	On February 25, 2003, we signed a strategic agreement with Parlex Corporation to cooperate in the development of flexible circuit technology incorporating proprietary printing and plating technologies. The agreement creates an organization that will draw on both parties relative expertise in ink and printed circuit technology, label converting and the design, application and production of flexible circuits. Under the agreement, the team will work to develop innovative products for use in the automotive, cellular and radio identification (RFID) markets.

Results of Operations For the First Quarter of 2003 Compared to the First Quarter of 2002

	First Quarter	First Quarter

(in millions)	2003	2002

Net sales	$67.2	$64.5
Gross margin %	18.7%	19.4%
Selling and distribution expenses	$6.6	$6.4
General and administrative expenses	$4.7	$4.7
Research and development expenses	$.7	$.8
Interest expense, net	$.3	$.4
Income before income taxes	$.3	$.2
Net income	$.2	$.1

Our net sales increased $2.7 million or 4.1 percent to $67.2 million for the first quarter of 2003 compared to $64.5 million for the prior year quarter, due to increased sales of our Specialty Paper Products segment. Sales for our Label Products and Imaging Supplies segments for the first quarter of 2003 were relatively unchanged from the first quarter of 2002.

Our gross margin percentage decreased from 19.4 percent for the first quarter of 2002 to 18.7 percent for the first quarter of 2003 primarily due to lower margins in the Imaging Supplies and Specialty Paper Products segments. Gross margin increased slightly to $12.6 million in the first quarter of 2003 compared to $12.5 million in the prior year quarter due to increased sales.

Selling and distribution expenses increased $.2 million compared to the prior year quarter primarily due to increases in the Specialty Paper Products segment which were partially offset by lower spending in the Imaging Supplies and Label Products segments. As a percent of sales, selling and distribution expenses were unchanged at 10 percent for the first quarters of 2003 and 2002.

General and administrative expenses were unchanged at $4.7 million for the first quarter of 2003. Increases of $.4 million in expenses related to the Dietzgen large-format and the Computer Imaging Supplies fraud prevention businesses in the Specialty Paper Products segment were offset by a $.1 million reduction in expenses by our Imaging Supplies segment and a $.3 million reduction in unallocated corporate expenses. Corporate expenses were higher in the first quarter of 2002 partially due to legal fees, training cost and pension cost.

Our pretax income was $.3 million for the first quarter of 2003, compared to pretax income of $.2 million for the first quarter of 2002. This $.1 million improvement was comprised primarily of increased profitability in our Label segment of $.5 million and lower unallocated corporate expenses, partially offset by a decrease in the profitability of our Specialty Paper Products and Imaging Supplies segments.

The estimated annual effective income tax rate was 39% for the first quarter of 2003, compared to 42% for the first quarter of 2002. The estimated rates were higher than the U.S. statutory rate principally due to the impact of state income taxes.

Net income was $.2 million in the first quarter of 2003, or $.03 per share, compared to $.1 million, or $.02 per share, in the first quarter of 2002.

Results of Operations by Reportable Segment For the First Quarter of 2003 Compared to the First Quarter of 2002

Label Products Segment

	First Quarter	First Quarter

(in millions)	2003	2002

Net sales	$23.2	$23.1
Gross margin %	17.8%	16.9%
Selling and distribution expenses	$1.7	$2.1
General and administrative expenses	$.9	$.9
Pretax income before restructuring and other unusual items	$1.5	$1.0

Net sales in our Label Products segment of $23.2 million in the first quarter of 2003 remained level with the first quarter of last year. Lower sales volume of $1.7 million for our retail shelf, supermarket direct thermal and inform product lines were offset by a $.4 million increase in transportation labels, $.1 million in other product lines, and $1.3 million of incremental sales volume from the acquisition of the assets of The Label Company. The decrease in retail shelf sales was due to a reduction of excess inventory from a major customer. The lower supermarket sales were due to the loss of a major customer to pricing in the first quarter of 2003, as well as lower pricing to maintain other business as the result of continued pricing pressures due to overcapacity in the label industry.

Gross margin for the Label Products segment increased by $.2 million, or 5.8 percent, to $4.1 million from $3.9 million for the first quarter of 2002. Gross margin percentage improved from 16.9 percent in the first quarter of 2002 to 17.8 percent in the first quarter of 2003. The increase in the margin percentage was due to improved manufacturing efficiencies, a more favorable product mix and material cost reductions which were partially offset by price reductions.

Selling and distribution expenses for our Label Products segment declined $.3 million compared to the first quarter of 2002. As a percentage of sales, selling and distribution expenses declined from 8.9 percent for the first quarter of 2002 to 7.5 percent for first quarter of 2003. The reduction resulted primarily from a $.2 million decrease in freight costs and a $.1 million decrease in sales commission expense. In the first quarter of 2003, a larger percentage of our customers assumed responsibility for freight costs.

General and administrative expenses for our Label Products segment remained unchanged at $.9 million and 3.8 percent of sales.

Our Label Products segment’s pretax income increased $.5 million or 52.4 percent, over the prior period to $1.5 million for the first quarter of 2003. The acquired assets of The Label Company contributed positively to pretax income in the quarter.

Specialty Paper Products Segment

	First Quarter	First Quarter

(in millions)	2003	2002

Net sales	$38.8	$35.8
Gross margin %	18.7%	19.6%
Selling and distribution expenses	$4.4	$3.8
General and administrative expenses	$1.9	$1.5
Research and development expenses	$.3	$.4
Pretax income before restructuring and other unusual items	$.6	$1.3

Our Specialty Paper Products segment reported a $3.0 million, or 8.3 percent, increase in sales for the first quarter of 2003 to $38.8 million. Sales increases related to the Dietzgen large-format business and Computer Imaging Supplies fraud prevention business were approximately $4.8 million. The incremental sales from these acquisitions and $.9 million higher sales volume of thermal products were offset partially by $.8 million lower sales of cut-sheet paper, $.6 million lower sales volume of bond paper, carbonless and fax paper combined, $.7 million lower sales volume of retail sales and a net decrease in sales of $.6 million of other product lines. The continued shift in printing technologies from impact to thermal printers resulted in lower sales of bond and carbonless products and increased thermal product sales. Sales for our cut-sheet paper product line decreased due to pricing.

Gross margin percentage for our Specialty Paper Products segment decreased from 19.6 percent for the first quarter of 2002 to 18.7 percent for the first quarter of 2003. Gross margin for the first quarter of 2003 was $7.3 million, compared to $7.0 million for the same period in 2002. The lower gross margin percentage was due primarily to pricing pressures on bond, carbonless and fax paper sales and product mix of retail sales that were partially offset by higher margin percentages generated from the fraud prevention business.

Selling and distribution expenses for our Specialty Paper Products segment increased $.6 million compared to the prior year and increased as a percentage of sales from 10.7 percent to 11.5 percent primarily due to higher selling and distribution expenses associated with the Dietzgen large-format business.

General and administrative expenses for our Specialty Paper Products segment increased $.4 million to $1.9 million due to incremental expenses associated with the two acquired businesses.

Research and development expenses decreased by $.1 million to $.3 million in 2003.

The segment’s pretax income for the quarter decreased by $.7 million to $.6 million, compared to $1.3 million in the first quarter of 2002. The acquisition of Computer Imaging Supplies contributed positively to pretax income for the quarter. The Dietzgen business incurred a slight loss in the first quarter.

We have taken recent actions in our Specialty Paper Products segment that we expect will further reduce costs by approximately $1.2 million on an annualized basis.

Imaging Supplies Segment

	First Quarter	First Quarter

(in millions)	2003	2002

Net sales	$6.0	$6.1
Gross margin %	20.1%	25.7%
Selling and distribution expenses	$.4	$.5
General and administrative expenses	$.3	$.4
Research and development expenses	$.4	$.3
Pretax income before restructuring and other unusual items	$.1	$.3

Our Imaging Supplies segment sales of $6.0 million for the first quarter of 2003 were relatively unchanged from the first quarter of 2002.

The gross margin percentage for our Imaging Supplies segment decreased from 25.7 percent for the first quarter of 2002 to 20.1 percent for the first quarter of 2003. Gross margin for the first quarter of 2003 was $1.2 million, compared to $1.6 million for the first quarter of 2002. Gross margin was negatively impacted by a change in product mix from the previous year and the lower absorption of production costs.

Selling and distribution expenses for our Imaging Supplies segment declined $.1 million compared to the prior year and declined as a percentage of sales from 9.0 percent to 7.2 percent, primarily due to a decrease in headcount.

General and administrative expenses for our Imaging Supplies segment declined $.1 million due to the decrease in bonus expense in 2003.

Research and development expenses increased by $.1 million to $.4 million in 2003 due to higher spending associated with accelerated product development efforts.

The segment’s pretax income was $.1 million for the first quarter of 2003, down from $.3 million for the first quarter of 2002.

Liquidity, Capital Resources and Financial Condition

Cash and cash equivalents increased $.2 million during the first quarter of 2003 to $1.2 million at March 28, 2003. Cash provided by continuing operations of $1.0 million and $5.3 million from net borrowings were largely offset by $5.0 million used for acquisitions and $1.1 million invested in plant and equipment.

Cash flow from operations included a $1.1 million increase in net working capital, excluding the initial acquisition of The Label Company’s working capital. The $1.1 million increase in net working capital resulted from a $2.6 million increase in inventory and a $2.2 million decrease in accrued expenses, partially offset by a $1.9 million decrease in accounts receivable and a $2.0 million increase in accounts payable.

We are required to maintain certain financial covenants, such as a funded debt to EBITDA ratio, minimum EBITDA levels and a fixed charge coverage ratio, each as defined in our credit agreement with LaSalle Bank, NA and Fleet National Bank. We were in compliance with these financial covenants for the quarter ended March 28, 2003.

In our opinion, our contractual obligations at March 28, 2003, and the effect such obligations are expected to have on our liquidity and cash flows in future periods have not changed materially since December 31, 2002.

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

Critical Accounting Policies

Our critical accounting policies have not changed materially from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2002.

ITEM 4. CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures. Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and are operating in an effective manner.

(b)	Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In August and September 1996, two individual plaintiffs filed lawsuits in the Circuit Court of Cook County, Illinois against Nashua Corporation, Cerion, certain directors and officers of Cerion, and our underwriter, on behalf of all persons who purchased the common stock of Cerion between May 24, 1996 and July 9, 1996. These two complaints were consolidated. In March 1997, the same individual plaintiffs joined by a third plaintiff filed a Consolidated Amended Class Action Complaint. The consolidated complaint alleged that, in connection with Cerion’s initial public offering, the defendants issued materially false and misleading statements and omitted the disclosure of material facts regarding, in particular, certain significant customer relationships. In October 1997, the Circuit Court on motion by the defendants, dismissed the consolidated complaint. The plaintiffs filed a Second Amended Consolidated Complaint alleging similar claims as the first consolidated complaint seeking damages and injunctive relief. On May 6, 1998, the Circuit Court, on motion by the defendants, dismissed with prejudice the second amended consolidated complaint. The plaintiffs filed with the Appellate Court an appeal of the Circuit Court’s ruling. On November 19, 1999, the Appellate Court reversed the Circuit Court’s ruling that dismissed the second amended consolidated complaint. The Appellate Court ruled that the second amended consolidated complaint represented a valid claim and sent the case back to the Circuit Court for further proceedings. On December 27, 1999, we filed a Petition with the Supreme Court of Illinois. In that Petition, we asked the Supreme Court of Illinois to determine whether the Circuit Court or the Appellate Court is correct. Our Petition was denied and the case was sent to the Circuit Court for trial. Discovery has been completed, but no date has been set for trial and pre-trial motions. Non-binding mediation discussions were held in November 2002 without resolving the dispute. We believe that the lawsuit is without merit and will continue to defend ourselves in this matter. We also believe that we will receive the value of our 37.1 percent ownership in Cerion liquidating trust which was valued at $.9 million on an after-tax basis at March 28, 2003. Our investment in Cerion is included under other assets in our Consolidated Balance Sheet.

On September 14, 2000, Edward G. Krasnecki and EGK Realty Corporation filed suit against Nashua Corporation in the Superior Court of the Commonwealth of Massachusetts, Middlesex County. The plaintiffs are the owners of real property, formerly leased by us, located at 260 Billerica Road, Chelmsford, Massachusetts. The plaintiffs alleged that when we vacated the premises in 1997, we failed to remove improvements we had made to the property, failed to clean the premises as required by our lease, and left contamination on the property resulting in lost opportunities to the plaintiffs, for which the plaintiffs seek damages. We responded to their complaint, denying all liability and asserting affirmative defenses. We maintain that when we vacated the premises, we removed three underground tanks that we were entitled to remove under the terms of our lease, we detected soil contamination, reported and took prompt remedial action all in accordance with Massachusetts law, and are not liable to the plaintiffs. We also deny that we failed to remove improvements or that we failed to clean the premises in accordance with the terms of our lease. We settled this matter in April 2003, and the case has been dismissed by the court.

ITEM 5. OTHER INFORMATION

Matters Affecting Future Results

Information we provide in this Form 10-Q may contain forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995. We may also make forward-looking statements in other reports we file with the Securities and Exchange Commission, in materials we deliver to stockholders and in our press releases. In addition, our representatives may, from time to time, make oral forward-looking statements. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that is not directly related to historical or current fact. Words such as “anticipates,” “believes,” “expects,” “estimates,” “intends,” “plans,” “projects,” “can,” “may” and similar expressions are intended to identify such forward-looking statements. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated. Such risks and uncertainties include, but are not limited to, delays or difficulties in integrating The Label Company purchased assets into our operations, our future capital needs, stock market conditions, the price of our stock, fluctuations in customer demand, intensity of competition from other vendors, timing and acceptance of our new product introductions, general economic and industry conditions, delays or difficulties in programs designed to increase sales and improve profitability, the settlement of tax issues, the possibility of a final award of material damages in our pending litigation, the ultimate cost of remediation for environmental matters and other risks described from time to time in our filings with the Securities Exchange Commission, including, without limitation, our Annual Report on Form 10-K for the year ended December 31, 2002 filed on March 20, 2003. The information set forth in this Form 10-Q should be read in light of such risks. We assume no obligation to update the information contained in this Form 10-Q or to revise our forward-looking statements.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

	99.1*	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 dated May 8, 2003.

	99.2*	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 dated May 8, 2003.

*	-	Filed herewith.

(b)	Reports on Form 8-K

On January 7, 2003, we filed a Current Report on Form 8-K, dated December 24, 2002, reporting under Item 5 the settlement of our federal income tax liability for the years 1989 through 1994.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NASHUA CORPORATION

(Registrant)

Date: May 8, 2003	By: /s/John L. Patenaude

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

Dated: May 8, 2003	/s/Andrew B. Albert

Andrew B. Albert
Chairman, President and
Chief Executive Officer

CERTIFICATIONS

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

Dated: May 8, 2003	/s/John L. Patenaude

John L. Patenaude Vice President-Finance and Chief Financial Officer