Form 10-Q
period 2003-06-27
NASHUA CORP
filed 2003-08-06
CIK 69680

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended
JUNE 27, 2003
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number 1-05492

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

Yes   [X]   No   [   ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes   [   ]   No   [X]

As of August 1, 2003, the Company had 5,885,934 shares of Common
Stock, par value $1.00 per share, outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NASHUA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)
	June 27, 2003	December 31,
	(Unaudited)	2002

ASSETS:
Current assets:
Cash and cash equivalents	$902	$1,085
Accounts receivable	30,790	29,918
Inventories
Raw materials	8,935	9,460
Work in process	2,851	2,488
Finished goods	9,730	8,486

	21,516	20,434
Other current assets	5,492	4,985

Total current assets	58,700	56,422

Plant and equipment	91,988	88,172
Accumulated depreciation	(49,467)	(45,803)

	42,521	42,369

Goodwill	31,406	29,462
Intangibles, net of amortization	1,880	1,672
Loans to related parties	973	973
Other assets	15,366	15,290

Total assets	$150,846	$146,188

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$18,697	$17,931
Accrued expenses	12,660	15,230
Current maturities of long-term debt	2,200	2,000
Current maturities of notes payable	250	250

Total current liabilities	33,807	35,411

Long-term debt	29,050	23,000
Notes payable to related parties	960	1,210
Other long-term liabilities	24,463	24,549

Total long-term liabilities	54,473	48,759

Common stock	5,885	5,871
Additional paid-in capital	14,443	14,203
Retained earnings	53,669	53,375
Accumulated other comprehensive loss:
Minimum pension liability adjustment, net of tax	(11,431)	(11,431)

Total shareholders’ equity	62,566	62,018

Total liabilities and shareholders’ equity	$150,846	$146,188

See accompanying notes.

NASHUA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

(In thousands, except per share data)	Three Months Ended		Six Months Ended

	June 27,	June 28,	June 27,	June 28,
	2003	2002	2003	2002

Net sales	$72,431	$70,885	$139,624	$135,408
Cost of products sold	59,010	56,016	113,605	108,019

Gross margin	13,421	14,869	26,019	27,389
Selling, distribution and administrative expenses	12,158	11,836	23,495	22,937
Research and development expense	607	822	1,316	1,601
Loss from equity investment	118	21	140	21
Interest expense, net	340	408	629	802
Net gain on curtailment of post-retirement benefits	—	—	(47)	—

Income before income taxes	198	1,782	486	2,028
Provision for income taxes	80	708	192	811

Net income	$118	$1,074	$294	$1,217

Basic earnings per share:
Net income per common share	$0.02	$0.19	$0.05	$0.21

Average common shares	5,862	5,779	5,845	5,737

Diluted earnings per share:
Net income per common share assuming dilution	$0.02	$0.18	$0.05	$0.21

Dilutive effect of stock options	141	69	138	66

Average common and potential common shares	6,003	5,848	5,983	5,803

See accompanying notes.

NASHUA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(In thousands)	Six Months Ended

	June 27,	June 28,
	2003	2002

Cash flows from operating activities of continuing operations:
Net income	$294	$1,217
Adjustments to reconcile net income to cash provided by continuing operating activities:
Depreciation and amortization	3,922	3,724
Equity in loss from unconsolidated joint ventures	140	21
Net change in working capital, net of effects from acquisitions	(2,814)	(3,364)
Other	50	234

Cash provided by continuing operating activities	1,592	1,832

Cash flows from investing activities of continuing operations:
Investment in plant and equipment	(2,291)	(1,740)
Proceeds from sale of plant and equipment	3	—
Investment in unconsolidated joint venture	(125)	—
Acquisitions	(5,012)	(1,604)
Other	(200)	—

Cash used in investing activities of continuing operations	(7,625)	(3,344)

Cash flows from financing activities of continuing operations:
Net proceeds from revolving portion of long-term debt	6,750	—
Principal repayments on term portion of long-term debt	(500)	(1,000)
Repayment on refinancing	—	(27,630)
Proceeds from refinancing	—	27,688
Net proceeds from revolving portion of long-term debt	—	2,962
Repayment of notes payable to related parties	(250)	—
Proceeds from shares exercised under stock option plans	126	125

Cash provided by financing activities of continuing operations	6,126	2,145

Cash provided by (used in) activities of discontinued operation	(276)	26

Increase (decrease) in cash and cash equivalents	(183)	659
Cash and cash equivalents at beginning of period	1,085	1,063

Cash and cash equivalents at end of period	$902	$1,722

Supplemental disclosures of cash flow information:
Interest paid (net of amount capitalized)	$503	$859

Income taxes paid for continuing operations, net	$45	$115

Supplemental schedule of non-cash investing and financing activities:
Fair value of assets acquired	$5,306	$4,124
Accrued liability to purchase Dietzgen inventories	—	(1,001)
Note payable with Computer Imaging Supplies, Inc.	—	(1,000)
Liabilities assumed	(294)	(519)

Cash paid for acquisitions	$(5,012)	$1,604

See accompanying notes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying financial statements contain all adjustments consisting of normal recurring accruals necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The accompanying financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2002.

Certain amounts from the prior year have been reclassified to conform to the current year presentation.

Note 2: Acquisitions and Strategic Alliance

On February 25, 2003, we signed a strategic development agreement with Parlex Corporation. The agreement creates an organization (Stratos Technology, LLC, of which we own 50 percent) that will draw on both parties’ relative expertise in ink and printed circuit technology, label converting and the design, application and production of flexible circuits. Under the agreement, the team will work to develop innovative products for use in the automotive, cellular and radio identification (RFID) markets.

On February 7, 2003, we acquired the assets and assumed certain liabilities of The Label Company from Bunzl Distribution for approximately $5 million and signed a multi-year agreement to supply Bunzl with label products. The Label Company has been a supplier of supermarket, promotional and product identification labels primarily for Bunzl and for other customers. This acquisition adds flexibility to our label manufacturing operations, adds additional volume to our coating facility within our Specialty Paper Products segment and enhances our relationship with a valued and long-standing customer. The Label Company had 2002 sales of approximately $9.0 million. Operating activity relating to the assets of The Label Company is reported under our Label Products segment from the date of acquisition.

Note 3: Acquired Intangible Assets

Details of acquired intangible assets are as follows:

	As of June 27, 2003

			Weighted
	Gross		Average
	Carrying	Accumulated	Amortization
(In thousands)	Amount	Amortization	Period

Trademarks and tradenames	$560	$98	9years
Licensing agreement	230	57	5years
Customer relationships and lists	810	170	8years
Customer contracts	620	158	4years
Non-competition agreements	100	25	5years
Patented technology	90	22	5years

	$2,410	$530

Amortization Expense:
For the six months ended June 27, 2003		$242
Estimated for the year ending December 31, 2003		$474
Estimated for the year ending December 31, 2004		$423
Estimated for the year ending December 31, 2005		$355
Estimated for the year ending December 31, 2006		$337
Estimated for the year ending December 31, 2007		$198
Estimated for the year ending December 31, 2008		$52
Estimated for the year ending December 31, 2009 and thereafter		$277

Note 4: Indebtedness

On July 15, 2003, we entered into a first amendment to our Credit Agreement dated March 1, 2002 with LaSalle Bank, NA as Agent and Issuing Bank and Fleet National Bank (the “Lenders”) to increase the Term Loan under the Credit Agreement from $10 million to $15 million and to adjust the amount of the quarterly principal payments. The amended Credit Agreement consists of a term loan of $15 million and a revolving loan commitment of $30 million. Borrowings under this agreement are collateralized by a security interest in our accounts receivable, inventories, certain machinery and equipment and real estate located in Merrimack, NH. Interest on loans outstanding is, at our option, either at a rate per annum equal to the Base Rate (prime) or LIBOR, plus applicable margin. The initial Base Rate margin was .75 percent per annum through June 30, 2002, after which it ranges from zero up to .75 percent per annum based on our total debt to EBITDA ratio. The initial LIBOR margin was 2.75 percent per annum through June 30, 2002, after which it ranges from 1.75 percent per annum up to 2.75 percent per annum based on our total debt to EBITDA ratio. We are also subject to a non-use fee for any unutilized portion of our revolving loan that ranges from .25 percent to .50 percent based on our total debt to EBITDA ratio. The revolving loan commitment is subject to certain limitations, such that the maximum principal amount of the revolving credit agreement is the lesser of (a) $30 million, or (b) our borrowing base, which is defined as the sum of 80 percent of our eligible accounts receivable, plus the lesser of (i) 50 percent of our eligible inventory or (ii) $12 million. Our borrowing base was $30.0 million at June 27, 2003, which provided additional borrowing capacity of $3.6 million at quarter-end. The maturity date of the Credit Agreement is February 28, 2005. For the six months ended June 27, 2003 the weighted average annual interest rate on our long-term debt was 3.5 percent. We are required to maintain certain financial covenants, such as a Funded Debt to EBITDA Ratio, Minimum EBITDA levels and a Fixed Charge Coverage Ratio, each as defined in our Credit Agreement.

We were not in compliance with the Funded Debt to EBITDA Ratio and the Minimum EBITDA financial covenants as of June 27, 2003. On July 24, 2003, we entered into a waiver and second amendment to the Credit Agreement with the Lenders, to waive our non-compliance with these two financial covenants for the quarter ended June 27, 2003, and to adjust the financial covenants related to Minimum EBITDA levels. Under the second amendment to the Credit Agreement, we are required to maintain a Minimum EBITDA level of $11.6 million and $12.0 million, respectively, for our third and fourth quarters of 2003, which is a decrease from EBITDA levels of $12.5 million and $13.0 million, respectively, required under the terms of the original agreement. For fiscal year 2004, Minimum EBITDA increases $250,000 per quarter under the second amendment, down from $.5 million per quarter under the original agreement. Minimum EBITDA for December 31, 2004 and all times thereafter is $13.0 million under the second amendment, down from $15.0 million under the original agreement. For future quarters, our financial covenants under the Credit Agreement are as follows:

•	Maintain a fixed charge coverage ratio of less than 1.10 to 1.00.

•	Maintain a funded debt to EBITDA ratio of less than 2.75 to 1.00.

•	Maintain a minimum EBITDA level of $11.6 million for our third quarter of 2003, $12.0 million for the quarter ending December 31, 2003 increasing each quarter in increments of $.25 million to $13.0 million for the quarter ending December 31, 2004 and all times thereafter.

Furthermore, without prior consent of our lenders, the Credit Agreement limits, among other things, the payment of dividends to $.6 million, capital expenditures to $8.0 million, the incurrence of additional debt and restricts the sale of certain assets and merger or acquisition activities.

Note 5: Goodwill

The carrying amount of goodwill by segment and activity during the six months ended June 27, 2003 is as follows:

	Specialty Paper	Label Products
(In thousands)	Products Segment	Segment	Total

Balance as of December 31, 2002	$14,142	$15,320	$29,462
Goodwill resulting from the acquisition of The Label Company business	—	1,944	1,944

Balance as of June 27, 2003	$14,142	$17,264	$31,406

Note 6: Stock-Based Compensation

At June 27, 2003, we had three stock compensation plans, which are described more fully in Note 9 to the consolidated financial statements and related footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2002. We account for those plans under the recognition and measurement principles of APB No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Under APB No. 25, no stock-based employee compensation cost relating to stock option awards is reflected in our net income, as all options under our plans had an exercise price equal to the market value of our common stock on their date of grant. Stock-based compensation, representing grants to non-employee directors and vesting of performance-based restricted stock awards was $27,000 and $.1 million for the quarters ended June 27, 2003 and June 28, 2002, respectively. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-based Compensation — Transition and Disclosure,” to stock-based employee compensation:

	Three Months Ended		Six Months Ended

	June 27,	June 28,	June 27,	June 28,
(In thousands, except per share data)	2003	2002	2003	2002

Net income, as reported	$118	$1,074	$294	$1,217
Add: Stock-based employee compensation expense included in the determination of net income as reported, net of related tax effects	5	53	56	103
Deduct: Stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(27)	(112)	(75)	(262)

Pro forma net income	$91	$962	$219	$955

Earnings per share:
Basic – as reported	$0.02	$0.19	$0.05	$0.21

Basic – pro forma	$0.02	$0.17	$0.04	$0.17

Diluted – as reported	$0.02	$0.18	$0.05	$0.21

Diluted – pro forma	$0.02	$0.17	$0.04	$0.17

Note 7: Segment and Related Information

The table below presents information about reportable segments.

For the Quarter

(In thousands)	Net Sales		Pretax Income (Loss)

	Three Months Ended		Three Months Ended

	June 27,	June 28,	June 27,	June 28,
	2003	2002	2003	2002

Label Products	$25,857	$25,867	$1,110	$1,649
Specialty Paper Products	42,849	39,206	1,677	2,063
Imaging Supplies	5,642	6,230	(76)	426
Reconciling items:
Eliminations	(1,917)	(418)	—	—
Other	—	—	(1)	(4)
Unallocated corporate expenses	—	—	(2,172)	(1,944)
Interest expense, net	—	—	(340)	(408)

Consolidated	$72,431	$70,885	$198	$1,782

For the Six Months

(In thousands)	Net Sales		Pretax Income (Loss)

	Six Months Ended		Six Months Ended

	June 27,	June 28,	June 27,	June 28,
	2003	2002	2003	2002

Label Products	$49,082	$48,936	$2,575	$2,610
Specialty Paper Products	81,640	75,038	2,293	3,345
Imaging Supplies	11,684	12,289	(18)	691
Reconciling items:
Eliminations	(2,784)	(886)	—	—
Other	2	31	(1)	4
Unallocated corporate expenses	—	—	(3,781)	(3,820)
Interest expense, net	—	—	(629)	(802)
Net gain on curtailment of Post-retirement plans	—	—	47	—

Consolidated	$139,624	$135,408	$486	$2,028

Note 8: Contingencies

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

We believe that we are adequately reserved for potential liabilities that could arise from the resolution of the IRS’ assessment for the years 1995 through 1997. While we believe that we have adequately provided for tax liabilities through June 27, 2003, we can provide no assurances that we will prevail in our defense against adjustments proposed in pending or future federal and state examinations. In addition, we can provide no assurances that the ultimate resolution of open tax matters will not be either in excess of or less than current reserves.

In August and September 1996, two individual plaintiffs filed lawsuits in the Circuit Court of Cook County, Illinois against Nashua Corporation, Cerion Technologies, Inc., certain directors and officers of Cerion, and our underwriter, on behalf of all persons who purchased the common stock of Cerion between May 24, 1996 and July 9, 1996. These two complaints were consolidated. In March 1997, the same individual plaintiffs joined by a third plaintiff filed a Consolidated Amended Class Action Complaint. The consolidated complaint alleged that, in connection with Cerion’s initial public offering, the defendants issued materially false and misleading statements and omitted the disclosure of material facts regarding, in particular, certain significant customer relationships. In October 1997, the Circuit Court on motion by the defendants, dismissed the consolidated complaint. The plaintiffs filed a Second Amended Consolidated Complaint alleging similar claims as the first consolidated complaint seeking damages and injunctive relief. On May 6, 1998, the Circuit Court, on motion by the defendants, dismissed with prejudice the second amended consolidated complaint. The plaintiffs filed with the Appellate Court an appeal of the Circuit Court’s ruling. On November 19, 1999, the Appellate Court reversed the Circuit Court’s ruling that dismissed the second amended consolidated complaint. The Appellate Court ruled that the second amended consolidated complaint represented a valid claim and sent the case back to the Circuit Court for further proceedings. On December 27, 1999, we filed a Petition with the Supreme Court of Illinois. In that Petition, we asked the Supreme Court of Illinois to determine whether the Circuit Court or the Appellate Court is correct. Our Petition was denied and the case was sent to the Circuit Court for trial. Discovery has been completed, but no date has been set for trial and pre-trial motions. Non-binding mediation discussions were held in November 2002 without resolving the dispute. We believe that the lawsuit is without merit and will continue to defend ourselves in this matter. We also believe that we will receive the value of our 37.1 percent ownership in the Cerion Liquidating Trust, which our ownership was valued at $.9 million on an after-tax basis at June 27, 2003. Our investment in Cerion is included under other assets in our Consolidated Balance Sheet.

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

We are involved in certain environmental matters and have been designated by the Environmental Protection Agency, referred to as the EPA, as a potentially responsible party for certain hazardous waste sites. In addition, we have been notified by certain state environmental agencies that some of our sites not addressed by the EPA require remedial action. These sites are in various stages of investigation and remediation. Due to the unique physical characteristics of each site, the technology employed, the extended timeframes of each remediation, the interpretation of applicable laws and regulations and the financial viability of other potential participants, our ultimate cost of remediation is difficult to estimate. Accordingly, estimates could either increase or decrease in the future due to changes in such factors. At June 27, 2003, based on the facts currently known and our prior experience with these matters, we have concluded that there is at least a reasonable possibility that site assessment, remediation and monitoring costs will be incurred. We have estimated a range for these costs of $.7 million to $1.3 million. These estimates could increase if other potentially responsible parties or our insurance carriers are unable or unwilling to bear their allocated share and cannot be compelled to do so. At June 27, 2003, our accrual balances relating to environmental matters were $.8 million. Based on information currently available, we believe that it is probable that the major potentially responsible parties will fully pay the costs apportioned to them. We believe that our remediation expense is not likely to have a material adverse effect on our consolidated financial position or results of operations.

We are involved in various other lawsuits, claims and inquiries, most of which are routine to the nature of our business. In the opinion of our management, the resolution of these matters will not materially affect our Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Our net sales increased 2.2 percent to $72.4 million in the second quarter of 2003 compared to the prior year quarter. Our gross margin percentage decreased and our selling, distribution, and administrative expenses increased during the second quarter of 2003 over the prior year quarter. Our Label and Specialty Paper Products segments operated profitably during the second quarter of 2003, while our Imaging Supplies segment incurred a slight loss.

Our net sales increased 3.1 percent to $139.6 million in the first six months of 2003 compared to the prior year period. Our gross margin percentage decreased and our selling and distribution expenses increased during the first six months of 2003 over the prior year period. Our Label and Specialty Paper Products segments operated profitably for the first six months of 2003, while our Imaging Supplies segment incurred a slight loss. Our results for the first six months of 2003 include the contributions from our strategic acquisitions which include the assets of Computer Imaging Supplies, known as CIS, used in the fraud prevention business acquired in April of 2002, certain assets of Dietzgen LLC, used in the wide-format business acquired in June of 2002, and the acquisition of the assets of The Label Company, a supplier of supermarket, promotional and product identification labels acquired in February of 2003. These acquisitions expanded our product lines and helped us increase plant utilization.

Recent Acquisitions and Strategic Alliances

•	On February 7, 2003, we acquired the assets and assumed certain liabilities of The Label Company from Bunzl Distribution and signed a multi-year agreement to supply Bunzl with label products. The Label Company has been a supplier of supermarket, promotional and product identification labels primarily for Bunzl and for other customers. We believe that this acquisition adds flexibility to our label manufacturing operations, adds additional volume to our coating facility within our Specialty Paper Products segment and enhances our relationship with a valued and long-standing customer. The Label Company had 2002 sales of approximately $9.0 million. Operating activity relating to the assets of The Label Company is reported under our Label Products segment from the date of acquisition.

•	On February 25, 2003, we signed a strategic agreement with Parlex Corporation to cooperate in the development of flexible circuit technology incorporating proprietary printing and plating technologies. The agreement creates an organization that will draw on both parties’ relative expertise in ink and printed circuit technology, label converting and the design, application and production of flexible circuits. Under the agreement, a team will work to develop innovative products for use in the automotive, cellular and radio identification (RFID) markets.

Results of Operations For the Second Quarter of 2003 Compared to the Second Quarter of 2002

	Second Quarter	Second Quarter

(in millions)	2003	2002

Net sales	$72.4	$70.9
Gross margin %	18.5%	21.0%
Selling and distribution expenses	$7.1	$6.9
General and administrative expenses	$5.1	$5.0
Research and development expenses	$.6	$.8
Interest expense, net	$.3	$.4
Income before income taxes	$.2	$1.8
Net income	$.1	$1.1

Our net sales increased $1.5 million or 2.2 percent to $72.4 million for the second quarter of 2003 compared to $70.9 million for the prior year quarter, due to increased sales of approximately $3.6 million in our Specialty Paper Products segment, partially offset by a decrease in sales in our Imaging Supplies segment of approximately $.6 million. Sales for our Label Products segment for the second quarter of 2003 were relatively unchanged from the second quarter of 2002.

Our gross margin percentage decreased from 21.0 percent for the second quarter of 2002 to 18.5 percent for the second quarter of 2003 due to lower margin percentages in each of our segments. Gross margin decreased $1.5 million to $13.4 million in the second quarter of 2003 compared to $14.9 million in the prior year quarter due primarily to pricing pressures in the Label Products and Specialty Paper Products segments and lower volume in the Imaging Supplies segment.

Selling and distribution expenses increased $.2 million for the second quarter of 2003 compared to the prior year quarter primarily due to increases in the Specialty Paper Products segment, which were partially offset by lower spending in the Imaging Supplies and Label Products segments. As a percent of sales, selling and distribution expenses were unchanged at 9.7 percent for the second quarters of 2003 and 2002.

General and administrative expenses increased $.1 million to $5.1 million for the second quarter of 2003 as compared to the second quarter of 2002. Increases of $.1 million in our Specialty Paper Products segment and $.2 million in corporate expenses were offset by a $.2 million combined reduction in our Imaging Supplies and Label Products segments. The increase in corporate expenses in the second quarter of 2003 was primarily due to approximately $.3 million in severance related costs attributable to the reduction in corporate staff. As a percentage of sales, general and administrative expenses were unchanged at 7.0 percent for the second quarters of 2003 and 2002.

Our pretax income was $.2 million for the second quarter of 2003, compared to pretax income of $1.8 million for the second quarter of 2002. The decrease in our pretax income was due to lower profitability in all of our segments as well as higher unallocated corporate expenses.

The estimated annual effective income tax rate was 40.4 percent for the second quarter of 2003 and 39.7 percent for the second quarter of 2002. The estimated rates were higher than the U.S. statutory rate principally due to the impact of state income taxes.

Net income was $.1 million in the second quarter of 2003, or $.02 per share, compared to $1.1 million, or $.19 per share, in the second quarter of 2002.

Results of Operations by Reportable Segment For the Second Quarter of 2003 Compared to the Second Quarter of 2002

Label Products Segment

	Second Quarter	Second Quarter

(in millions)	2003	2002

Net sales	$25.9	$25.9
Gross margin %	15.0%	18.4%
Selling and distribution expenses	$1.9	$2.1
General and administrative expenses	$.9	$1.1
Income from operations before interest and taxes	$1.1	$1.6

Net sales in our Label Products segment of $25.9 million in the second quarter of 2003 remained level with the second quarter of last year. Lower sales of $2.1 million in the supermarket thermal product line, $.9 million in the EDP product line, and $.8 million in other product lines were offset by $1.5 million of increased sales in the automatic identification label product line and $2.3 million of incremental sales from the acquisition of the assets of The Label Company. The decrease in the supermarket thermal product line sales was due to the loss of a major customer, as well as pricing pressures as a result of continued overcapacity in the label industry. The increase in automatic identification label sales were the result of new business gained from a five-year contract signed in the fourth quarter of 2002. Our sales in the EDP product line were impacted by a sluggish economy, changing technology and lower sales to charitable organizations.

Gross margin for the Label Products segment decreased by $.9 million in the second quarter of 2003, to $3.9 million from $4.8 million for the second quarter of 2002. Gross margin percentage decreased from 18.4 percent in the second quarter of 2002 to 15.0 percent in the second quarter of 2003. The decrease in the margin percentage was due to unfavorable product mix as well as the impact of pricing pressures attributable to overcapacity in the label industry.

Selling and distribution expenses for our Label Products segment declined $.2 million in the second quarter of 2003 compared to the second quarter of 2002. As a percentage of sales, selling and distribution expenses declined from 8.0 percent for the second quarter of 2002 to 7.3 percent for the second quarter of 2003.

General and administrative expenses for our Label Products segment declined $.2 million in the second quarter of 2003 compared to the second quarter of 2002 primarily due to a decrease in expenses related to salary incentives. As a percentage of sales, general and administrative expenses declined from 4.1 percent for the second quarter of 2002 to 3.5 percent for the second quarter of 2003.

Our Label Products segment’s pretax income decreased $.5 million in the second quarter of 2003, from the prior year period to $1.1 million. The acquired Label Company business contributed positively to pretax income in the quarter.

Specialty Paper Products Segment

	Second Quarter	Second Quarter

(in millions)	2003	2002

Net sales	$42.8	$39.2
Gross margin %	19.9%	21.8%
Selling and distribution expenses	$4.7	$4.3
General and administrative expenses	$1.8	$1.7
Research and development expenses	$.2	$.5
Income from operations before interest and taxes	$1.7	$2.1

Our Specialty Paper Products segment reported a $3.6 million, or 9.3 percent, increase in sales for the second quarter of 2003 compared to the same period of 2002 to $42.8 million. The increase in sales over the prior year quarter was related to $2.4 million of wide format products, $2.7 million of thermal products and $.8 million of ticket and tag products, which were partially offset by $1.5 million lower sales of our bond, carbonless and fax paper products, $.3 million lower sales of cut-sheet paper products, $.2 million of lower sales volume of heat seal products, and a net decrease of $.3 million of other product lines. The increase in sales in our wide format business resulted from the Dietzgen acquisition in June 2002. The continued shift in printing technologies from impact to thermal printers resulted in lower sales of bond and carbonless products and increased thermal product sales. Sales for our cut-sheet paper product line decreased due to competitive pricing.

While gross margin for our Specialty Paper Products segment remained unchanged at $8.5 million for both the second quarter of 2003 and 2002, the gross margin percentage decreased from 21.8 percent for the second quarter of 2002 to 19.9 percent for the second quarter of 2003 due primarily to lower selling prices in thermal products and higher manufacturing costs and returns in the dry gum product line.

Selling and distribution expenses for our Specialty Paper Products segment increased $.4 million in the second quarter of 2003 compared to the same period in 2002 primarily due to increased freight expenses related to the impact of higher sales volume. Selling and distribution expense remained unchanged at 11.0 percent of sales for the second quarters of 2003 and 2002.

General and administrative expenses for our Specialty Paper Products segment increased $.1 million in the second quarter of 2003 compared to the same period last year to $1.8 million due to higher expenses associated with the Dietzgen wide format business. General and administrative expenses, as a percentage of sales, declined from 4.4 percent for the second quarter of 2002 to 4.2 percent for the same period in 2003.

Research and development expenses decreased by $.3 million to $.2 million in the second quarter of 2003 compared to the same period last year due to a shift in costs from research and development to manufacturing.

The segment’s pretax income for the second quarter of 2003 decreased by $.4 million to $1.7 million, compared to $2.1 million in the second quarter of 2002.

Imaging Supplies Segment

	Second Quarter	Second Quarter

(in millions)	2003	2002

Net sales	$5.6	$6.2
Gross margin %	17.8%	25.3%
Selling and distribution expenses	$.5	$.5
General and administrative expenses	$.2	$.3
Research and development expenses	$.4	$.4
Income (loss) from operations before interest and taxes	$(.1)	$.4

Our Imaging Supplies segment sales declined $.6 million from $6.2 million for the second quarter of 2002 to $5.6 million for the second quarter of 2003. The decline in sales was primarily due to lower sales of Ricoh-compatible toners.

The gross margin percentage for our Imaging Supplies segment decreased from 25.3 percent for the second quarter of 2002 to 17.8 percent for the second quarter of 2003. Gross margin for the second quarter of 2003 was $1.0 million, compared to $1.6 million for the second quarter of 2002. The $.6 million decline in gross margin was primarily attributable to the lower sales volume.

Selling and distribution expenses for our Imaging Supplies segment remained unchanged at $.5 million and 8.4 percent of sales for the second quarters of 2003 and 2002.

General and administrative expenses for our Imaging Supplies segment declined $.1 million in the second quarter of 2003 from the same period in 2002 due to decreased expense related to salary incentives. General and administrative expenses, as a percentage of sales, decreased from 4.3 percent for the second quarter of 2002 to 3.8 percent for the second quarter of 2003.

Research and development expenses in the second quarter of 2003 were unchanged from the second quarter of the prior year at $.4 million.

The segment’s pretax loss was $.1 million for the second quarter of 2003, down from pretax income of $.4 million for the second quarter of 2002.

Results of Operations For Six Months Year-to-Date 2003 Compared to 2002

	First Six Months	First Six Months

(in millions)	2003	2002

Net sales	$139.6	$135.4
Gross margin %	18.6%	20.2%
Selling and distribution expenses	$13.7	$13.3
General and administrative expenses	$9.8	$9.7
Research and development expenses	$1.3	$1.6
Interest expense, net	$.6	$.8
Income before income taxes	$.5	$2.0
Net income	$.3	$1.2

Our net sales increased $4.2 million, or 3.1 percent, to $139.6 million for the first six months of 2003 compared to $135.4 million for the same period in the prior year, primarily due to increased sales in our

Specialty Paper Products segment partially offset by a decrease in sales in our Imaging Supplies segment.

Our gross margin percentage decreased from 20.2 percent for the first six months of 2002 to 18.6 percent for the first six months of 2003 due to lower margins in all of our segments. Gross margin decreased $1.4 million to $26.0 million in the first six months of 2003 compared to $27.4 million in the first six months of 2002 due primarily to an unfavorable product mix, pricing pressures, and volume declines within some of our product lines.

Selling and distribution expenses increased $.4 million to $13.7 million for the first six months of 2003 as compared to the same period last year. Increases in expenses in the Specialty Paper Products segment were partially offset by lower spending in the Imaging Supplies and Label Products segments. As a percent of sales, selling and distribution expenses remained unchanged at 9.8 percent for the first six months of 2003 and 2002.

General and administrative expenses increased $.1 million to $9.8 million for the first six months of 2003. Increases of $.5 million in expenses in our Specialty Paper Products segment were offset by reductions of approximately $.4 million in expenses in our Imaging Supplies and Label Products segments and our corporate expenses. The increase in our Specialty Paper Products segment was due to incremental expenses associated with the Dietzgen asset acquisition in June 2002. The decrease in corporate expenses for the first six months of 2003 were related to lower legal fees, training costs, and pension costs as compared to the same period of 2002, offset by increased expenses relating to severance costs associated with the reduction of corporate staff. As a percent of sales, general and administrative expenses were 7.0 percent for the first six months of 2003 compared to 7.1 percent for the same period in 2002.

Our pretax income was $.5 million for the first six months of 2003, compared to pretax income of $2.0 million for the first six months of 2002. The decrease in our pretax income was due to lower profitability in our Specialty Paper Products and Imaging Supplies segments.

The estimated annual effective income tax rate was 39.5 percent for the first six months of 2003 and 40.0 percent for the same period last year. The estimated rates were higher than the U.S. statutory rate principally due to the impact of state income taxes.

Net income was $.3 million for the first six months of 2003, or $.05 per share, compared to $1.2 million, or $.21 per share, in the first six months of 2002.

Results of Operations by Reportable Segment For Six Months Year-to-Date 2003 Compared to 2002

Label Products Segment

	First Six Months	First Six Months

(in millions)	2003	2002

Net sales	$49.1	$48.9
Gross margin %	16.3%	17.7%
Selling and distribution expenses	$3.6	$4.1
General and administrative expenses	$1.8	$2.0
Income from operations before interest and taxes	$2.6	$2.6

Net sales in our Label Products segment increased $.2 million to $49.1 million in the first six months of 2003 as compared to the same period last year. Sales generated from the acquisition of the assets of The Label Company were $3.5 million for the first six months of 2003. These sales, along with $1.5 million of increased automatic identification label sales, more than offset a decrease in sales of $2.9 million in the supermarket thermal product line, $.6 million in the EDP product line, $.6 million in the retail shelf product line and $.7 million in other product lines. The increase in automatic identification label sales was the result of a new business gain from a five-year contract signed in the fourth quarter of 2002. The lower supermarket sales were due to the loss of a major customer, as well as continued pricing pressures due to overcapacity in the label industry. The decrease in retail shelf sales was due to a reduction of excess inventory by a major customer. Our sales in the EDP product line were impacted by a sluggish economy, changing technology and lower sales to charitable organizations.

Gross margin for the Label Products segment decreased by $.7 million in the first six months of 2003 to $8.0 million from $8.7 million for the first six months of 2002. Gross margin percentage decreased from 17.7 percent in the first six months of 2002 to 16.3 percent in the first six months of 2003. The decrease in the margin percentage was primarily due to unfavorable product mix and pricing pressures due to the overcapacity in the label industry, which offset improved manufacturing efficiencies and material cost reductions.

Selling and distribution expenses for our Label Products segment declined $.5 million compared to the first six months of 2002. As a percentage of sales, selling and distribution expenses declined from 8.4 percent for the first six months of 2002 to 7.4 percent for the same period of 2003. The reduction resulted primarily from decreases in sales commission expense and freight costs.

General and administrative expenses for our Label Products segment declined $.2 million compared to the first six months of 2002 due to decreased expense related to incentive payments in the first six months of 2003. As a percent of sales, general and administrative expenses declined to 3.7 percent for the first six months of 2003 from 4.0 percent for the same period in 2002.

Our Label Products segment’s pretax income remained unchanged at $2.6 million for the first six months of 2003 and 2002, as decreases in pretax income for the first six months of 2003 due to lower gross margins were offset by positive contributions to pretax income from the acquired Label Company business.

Specialty Paper Products Segment

	First Six Months	First Six Months

(in millions)	2003	2002

Net sales	$81.6	$75.0
Gross margin %	19.3%	20.7%
Selling and distribution expenses	$9.2	$8.1
General and administrative expenses	$3.7	$3.2
Research and development expenses	$.5	$.9
Income from operations before interest and taxes	$2.3	$3.3

Our Specialty Paper Products segment reported a $6.6 million, or 8.8 percent, increase in sales for the first six months of 2003 compared to the same period in 2002 to $81.6 million. Increased sales of $4.6 million of wide format products, $3.6 million of thermal products, $2.3 million of our fraud prevention products, $.9 million of ticket and tag products and $.3 million of dry gum paper products were partially offset by a $2.6 million decrease in sales of bond, carbonless and fax paper products, $1.1 million decrease in sales volume of cut-sheet paper products, $.4 million decrease in sales of heat seal products, and a net decrease in sales of $1.0 million of other product lines. The increase in sales of our wide format products resulted from the Dietzgen asset acquisition in June 2002. The increase in the fraud prevention product sales is related to the Computer Imaging Supplies acquisition in April 2002. The continued shift in printing technologies from impact to thermal printers resulted in lower sales of bond and carbonless products and increased thermal product sales. Sales for our cut-sheet paper product line decreased due to competitive pricing.

Gross margin for our Specialty Paper Products segment increased $.2 million to $15.8 million for the first six months of 2003 from the same period last year. The gross margin percentage decreased from 20.7 percent for the first six months of 2002 to 19.3 percent for the first six months of 2003. The lower gross margin percentage was due primarily to unfavorable selling prices in the thermal product line and an unfavorable mix of products sold.

Selling and distribution expenses for our Specialty Paper Products segment increased $1.1 million in the first six months of 2003 compared to the same period in the prior year and increased as a percentage of sales from 10.8 percent to 11.2 percent primarily due to higher freight and selling expenses related to the wide format business.

General and administrative expenses for our Specialty Paper Products segment increased $.5 million in the first six months of 2003 to $3.7 million in the same period in the prior year due to increased expenses associated with the two acquisitions. As a percent of sales, general and administrative expenses increased from 4.2 percent for the first six months of 2002 to 4.5 percent for the first six months of 2003.

Research and development expenses decreased by $.4 million in the first six months of 2003 to $.5 million compared to the same period in the prior year due to a shift in cost from research and development to manufacturing.

The segment’s pretax income for the first six months of 2003 decreased $1.0 million to $2.3 million, compared to $3.3 million in the first six months of 2002.

Imaging Supplies Segment

	First Six Months	First Six Months

(in millions)	2003	2002

Net sales	$11.7	$12.3
Gross margin %	19.0%	25.5%
Selling and distribution expenses	$.9	$1.1
General and administrative expenses	$.5	$.7
Research and development expenses	$.8	$.7
Income (loss) from operations before interest and taxes	$0	$.7

Our Imaging Supplies segment sales were $11.7 million for the first six months of 2003, compared to $12.3 million for the same period in 2002. The decline in sales compared to the prior year six month period was primarily due to a decrease in sales volume of Ricoh-compatible and other high-speed toners of approximately $.9 million, partially offset by an increase in sales of resin products of approximately $.3 million.

The gross margin percentage for our Imaging Supplies segment decreased to 19.0 percent for the first six months of 2003 compared to 25.5 percent for the same period in 2002. Gross margin for the first six months of 2003 was $2.2 million compared to $3.1 million for the same period in 2002. The $.9 million decline in gross margin was due to lower sales volume, unfavorable product mix and lower absorption of production costs due to the decrease in production volume.

Selling and distribution expenses for our Imaging Supplies segment declined $.2 million in the first six months of 2003 compared to the same period in the prior year and declined as a percentage of sales from 8.7 percent to 7.8 percent between the two periods, primarily due to headcount reductions.

General and administrative expenses for our Imaging Supplies segment declined $.2 million in the first six months of 2003 compared to the same period in the prior year primarily due to the decrease in expenses related to salary incentives compared to the same period last year. As a percent of sales, general and administrative expenses decreased from 5.6 percent for the first six months of 2002 to 4.4 percent for the same period this year.

Research and development expenses increased by $.1 million to $.8 million for the first six months of 2003 compared to the same period last year due to increased spending associated with the acceleration of product development efforts.

The segment’s pretax loss was $18,000 for the first six months of 2003, down from pretax income of $.7 million for the first six months of 2002.

Liquidity, Capital Resources and Financial Condition

Cash and cash equivalents decreased $.2 million during the first six months of 2003 to $.9 million at June 27, 2003. Cash provided by continuing operations of $1.6 million and $6.1 million from net borrowings were largely offset by $5.0 million used for acquisitions, $.1 million invested in unconsolidated joint ventures and $2.3 million invested in plant and equipment.

Cash flow from operations included a $2.8 million increase in net working capital, excluding the initial acquisition of The Label Company’s working capital. The $2.8 million increase in net working capital resulted from a $.4 million increase in inventory, a $.2 million increase in accounts receivable, a $.5 million increase in other current assets and a $2.4 million decrease in accrued expenses, partially offset by a $.7 million increase in accounts payable.

Effective July 15, 2003, we amended our Credit Agreement with LaSalle Bank, NA as Agent and Issuing Bank and Fleet National Bank to increase the Term Loan under the Credit Agreement from $10 million to $15 million and to adjust the terms of the quarterly interest payments.

The Credit Agreement requires us to maintain certain financial covenants such as Total Funded Debt to earnings before interest, income taxes, depreciation and amortization (“EBITDA”), a Fixed Charge Coverage Ratio and minimum EBITDA requirements. We were not in compliance with the Funded Debt to EBITDA Ratio and the Minimum EBITDA financial covenants for the quarter ended June 27, 2003. Effective July 24, 2003, we entered into a waiver and second amendment to the Credit Agreement to waive our non-compliance with these two financial covenants for the quarter ended June 27, 2003, and to establish more favorable Minimum EBITDA levels with the lenders for the remaining term of the Credit Agreement.

Pursuant to the first and second amendments of our credit agreement, our obligations relating to long-term debt are as follows:

	2003	2004	2005	2006	2007	Total

(In thousands)
Term portion of long-term debt	$2,200	$3,400	$3,400	$3,400	$100	$12,500
Revolving portion of long-term debt	—	—	18,750	—	—	18,750

	$2,200	$3,400	$22,150	$3,400	$100	$31,250

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

New Accounting Pronouncements

In January 2003, Financial Accounting Standards Board Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities” was issued. The interpretation provides guidance on consolidating variable interest entities and applies immediately to variable interests created after January 31, 2003. The guidelines of the interpretation will become applicable for us in our third quarter 2003 financial statements for variable interest entities created before February 1, 2003. The interpretation requires variable interest entities to be consolidated if the equity investment at risk is not sufficient to permit an entity to finance its activities without support from other parties or the equity investors lack certain specified characteristics.

The adoption of FIN 46 for variable interests created after January 31, 2003 did not have a material impact on our consolidated financial condition, results of operations or cash flows. We are continuing to review the provisions of FIN 46 to determine its impact, if any, on future reporting periods with respect to interests in variable interest entities created prior to February 1, 2003, and do not currently anticipate any material accounting or disclosure requirement under the provisions of the interpretation.

ITEM 4. CONTROLS AND PROCEDURES

Our company’s management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 27, 2003. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of June 27, 2003, our disclosure controls and procedures were (1) designed to ensure that material information relating to our company, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 27, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In August and September 1996, two individual plaintiffs filed lawsuits in the Circuit Court of Cook County, Illinois against Nashua Corporation, Cerion Technologies, Inc., certain directors and officers of Cerion, and our underwriter, on behalf of all persons who purchased the common stock of Cerion between May 24, 1996 and July 9, 1996. These two complaints were consolidated. In March 1997, the same individual plaintiffs joined by a third plaintiff filed a Consolidated Amended Class Action Complaint. The consolidated complaint alleged that, in connection with Cerion’s initial public offering, the defendants issued materially false and misleading statements and omitted the disclosure of material facts regarding, in particular, certain significant customer relationships. In October 1997, the Circuit Court on motion by the defendants, dismissed the consolidated complaint. The plaintiffs filed a Second Amended Consolidated Complaint alleging similar claims as the first consolidated complaint seeking damages and injunctive relief. On May 6, 1998, the Circuit Court, on motion by the defendants, dismissed with prejudice the second amended consolidated complaint. The plaintiffs filed with the Appellate Court an appeal of the Circuit Court’s ruling. On November 19, 1999, the Appellate Court reversed the Circuit Court’s ruling that dismissed the second amended consolidated complaint. The Appellate Court ruled that the second amended consolidated complaint represented a valid claim and sent the case back to the Circuit Court for further proceedings. On December 27, 1999, we filed a Petition with the Supreme Court of Illinois. In that Petition, we asked the Supreme Court of Illinois to determine whether the Circuit Court or the Appellate Court is correct. Our Petition was denied and the case was sent to the Circuit Court for trial. Discovery has been completed, but no date has been set for trial and pre-trial motions. Non-binding mediation discussions were held in November 2002 without resolving the dispute. We believe that the lawsuit is without merit and will continue to defend ourselves in this matter. We also believe that we will receive the value of our 37.1 percent ownership in Cerion liquidating trust which our ownership was valued at $.9 million on an after-tax basis at June 27, 2003. Our investment in Cerion is included under other assets in our Consolidated Balance Sheet.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	Our 2003 Annual Meeting of Stockholders was held on May 1, 2003.

(b)	At our 2003 Annual Meeting, our stockholders elected Andrew B. Albert, Avrum Gray, George R. Mrkonic, Jr., James F. Orr III and Mark E. Schwarz to serve as our directors until our next annual meeting of stockholders and until their successors are elected and qualified.

(c)	The matters acted upon at our 2003 Annual Meeting, and the voting tabulation for each matter, is as follows:

Proposal 1: To elect five directors for a term of one year.

	Number of Votes

Nominees	For	Withheld

Andrew B. Albert	4,811,235	491,308
Avrum Gray	4,797,560	504,983
George R. Mrkonic, Jr.	4,810,645	491,898
James F. Orr III	4,794,260	508,283
Mark E. Schwarz	4,773,075	529,468

     Each of the above named individuals was elected as a director of our company

Proposal 2: To approve an increase in the number of shares of common stock available for issuance under our 1999 Shareholder Value Plan from 600,000 to 950,000 shares.

Number of Votes

			Broker
For	Against	Abstain	Non-Votes

1,087,023	2,864,134	513,429	837,957

     The proposal was not approved.

Proposal 3: To ratify the selection of Ernst & Young LLP as our independent auditors for the year ending December 31, 2003.

Number of Votes

For	Against	Abstain

5,268,782	29,393	4,368

     The proposal was approved.

ITEM 5. OTHER INFORMATION

Stockholder Proposals

Any stockholder proposal which is to be included in the proxy materials for the 2004 annual meeting must be received by us on or before November 29, 2003. Such proposals should be directed to Nashua Corporation, 11 Trafalgar Square, 2nd Floor, Nashua, New Hampshire 03063, Attention: Clerk/Secretary.

In addition, our by-laws require that we be given advance notice of stockholder nominations for election to the Board of Directors and of other matters which stockholders wish to present for action at an annual meeting of stockholders, other than matters included in our proxy statement in accordance with SEC Rule 14a-8. The required notice must be in writing and received by our corporate clerk/secretary at our principal executive offices not less than 60 days nor more than 90 days prior to the annual meeting of stockholders. However, in the event that less than 70 days’ prior disclosure of the date of the meeting is first given or made (whether by public disclosure or written notice to stockholders), notice by the stockholder to be timely must be received by our corporate clerk/secretary at our principal executive offices no later than the close of business on the 10th day following the day on which such disclosure of the date of the meeting was made. The date of our 2004 annual meeting of stockholders has not yet been established, but assuming it is held on May 3, 2004, in order to comply with the time periods set forth in our by-laws, appropriate notice for the 2004 annual meeting would need to be provided to our corporate clerk/secretary no earlier than February 3, 2004 and no later than March 4, 2004.

Board of Directors

On June 26, 2003, we announced that L. Scott Barnard had been elected to our Board of Directors. He is currently the owner and Managing Senior Partner of Programmix, LLC and a former Executive Vice President, Sales and Distribution of Champion International Corporation.

Matters Affecting Future Results

Information we provide in this Form 10-Q may contain forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995. We may also make forward-looking statements in other reports we file with the Securities and Exchange Commission, in materials we deliver to stockholders and in our press releases. In addition, our representatives may, from time to time, make oral forward-looking statements. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that is not directly related to historical or current fact. Words such as “anticipates,” “believes,” “expects,” “estimates,” “intends,” “plans,” “projects,” “can,” “may” and similar expressions are intended to identify such forward-looking statements. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated. Such risks and uncertainties include, but are not limited to, delays or difficulties in integrating The Label Company purchased assets into our operations, our future capital needs, stock market conditions, the price of our stock, fluctuations in customer demand, intensity of competition from other providers, timing and acceptance of our new product introductions, general economic and industry conditions, delays or difficulties in programs designed to increase sales and improve profitability, the settlement of tax issues, the possibility of a final award of material damages in our pending litigation, the ultimate cost of remediation for environmental matters and other risks described from time to time in our filings with the Securities Exchange Commission, including, without limitation, our Annual Report on Form 10-K for the year ended December 31, 2002 filed on March 20, 2003. The information set forth in this Form 10-Q should be read in light of such risks. We assume no obligation to update the information contained in this Form 10-Q or to revise our forward-looking statements.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

4.1	Credit Agreement, dated March 1, 2002, by and among Nashua Corporation, Fleet National Bank and LaSalle Bank National Association. Incorporated by reference to our Current Report on Form 8-K dated March 1, 2002 and filed on March 14, 2002.
4.2*	First Amendment to Credit Agreement, dated as of July 15, 2003, by and among Nashua Corporation, Fleet National Bank and LaSalle Bank National Association.
4.3*	Waiver and Second Amendment to Credit Agreement, dated as of July 24, 2003, by and among Nashua Corporation, Fleet National Bank and LaSalle Bank National Association.
31.1*	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 6, 2003.
31.2 *	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 6, 2003.
32.1*	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 6, 2003.
32.2*	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 6, 2003.

     •     - Filed herewith.

(b)	Reports on Form 8-K

On April 24, 2003, we filed a Current Report on Form 8-K, dated April 23, 2003, furnishing, under Item 12, a press release reporting financial results for the quarter ended March 28, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NASHUA CORPORATION

(Registrant)

Date:	August 6, 2003	By: /s/ John L. Patenaude

John L. Patenaude
Vice President-Finance and
Chief Financial Officer
(principal financial and duly authorized officer)