Form 10-Q
period 2003-09-26
NASHUA CORP
filed 2003-11-04
CIK 69680

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549
Form 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended
SEPTEMBER 26, 2003
or

[    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number 1-05492

Nashua Corporation

(Exact name of registrant as specified in its charter)

Massachusetts (State or Other Jurisdiction of Incorporation or Organization)	02-0170100 (IRS Employer Identification No.)

11 Trafalgar Square, Second Floor Nashua, New Hampshire (Address of Principal Executive Offices)	03063 (Zip Code)

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

As of October 30, 2003, the Company had 5,910,984 shares of Common
Stock, par value $1.00 per share, outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NASHUA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 26, 2003	December 31,
	(Unaudited)	2002
(In thousands)
ASSETS:
Current assets:
Cash and cash equivalents	$1,372	$1,085
Accounts receivable	31,773	29,918
Inventories:
Raw materials	10,292	9,460
Work in process	3,187	2,488
Finished goods	8,920	8,486

	22,399	20,434
Other current assets	5,025	4,985

Total current assets	60,569	56,422

Plant and equipment	92,636	88,172
Accumulated depreciation	(51,036)	(45,803)

	41,600	42,369

Goodwill	31,406	29,462
Intangibles, net of amortization	1,762	1,672
Loans to related parties	1,243	973
Other assets	14,797	15,290

Total assets	$151,377	$146,188

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$24,967	$17,931
Accrued expenses	12,797	15,230
Current maturities of long-term debt	3,400	2,000
Current maturities of notes payable	250	250

Total current liabilities	41,414	35,411

Long-term debt	21,250	23,000
Notes payable to related parties	960	1,210
Other long-term liabilities	24,338	24,549

Total long-term liabilities	46,548	48,759

Commitments and contingencies (see Note 8)
Common stock	5,910	5,871
Additional paid-in capital	14,570	14,203
Retained earnings	54,366	53,375
Accumulated other comprehensive loss:
Minimum pension liability adjustment, net of tax	(11,431)	(11,431)

Total shareholders’ equity	63,415	62,018

Total liabilities and shareholders’ equity	$151,377	$146,188

See accompanying notes.

NASHUA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended

	Sept. 26,	Sept. 27,	Sept. 26,	Sept. 27,
	2003	2002	2003	2002
(In thousands, except per share data)
Net sales	$74,075	$72,798	$213,699	$208,206
Cost of products sold	60,051	58,247	173,656	166,266

Gross margin	14,024	14,551	40,043	41,940
Selling, distribution and administrative expenses	11,792	12,263	35,287	35,200
Research and development expense	563	814	1,879	2,415
Loss from equity investments	164	14	304	35
Interest expense, net	339	362	968	1,164
Restructuring and unusual income		(24)	—	(24)
Net gain on curtailment of post-retirement benefits	—	—	(47)	—

Income before income taxes	1,166	1,122	1,652	3,150
Provision for income taxes	469	449	661	1,260

Net income	$697	$673	$991	$1,890

Basic earnings per share:
Net income per common share	$0.12	$0.12	$0.17	$0.33

Average common shares	5,888	5,800	5,859	5,758

Diluted earnings per share:
Net income per common share assuming dilution	$0.12	$0.11	$0.17	$0.32

Dilutive effect of stock options	132	88	135	72

Average common and potential common shares	6,020	5,888	5,994	5,830

See accompanying notes.

NASHUA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended

	September 26,	September 27,
	2003	2002
(In thousands)
Cash flows from operating activities of continuing operations:
Net income	$991	$1,890
Adjustments to reconcile net income to cash provided by continuing operating activities:
Depreciation and amortization	5,924	5,629
Equity in loss from unconsolidated joint ventures	304	35
Net change in working capital, net of effects from acquisitions	2,256	(2,821)
Other	91	(854)

Cash provided by continuing operating activities	9,566	3,879

Cash flows from investing activities of continuing operations:
Investment in plant and equipment	(3,285)	(2,616)
Proceeds from sale of plant and equipment	3	90
Investment in unconsolidated joint venture	(125)	—
Acquisitions	(5,012)	(1,700)
Other	(200)	—

Cash used in investing activities of continuing operations	(8,619)	(4,226)

Cash flows from financing activities of continuing operations:
Net proceeds from (repayments on) revolving portion of long-term debt	(4,350)	1,812
Principal repayments on term portion of long-term debt	(1,000)	(1,500)
Repayment on refinancing of long-term debt	—	(27,630)
Proceeds from refinancing of long-term debt	5,000	27,688
Repayment of notes payable to related parties	(250)	—
Proceeds from shares exercised under stock option plans	255	217

Cash provided by (used in) financing activities of continuing operations	(345)	587

Cash provided by (used in) activities of discontinued operations:	(315)	11

Increase in cash and cash equivalents	287	251
Cash and cash equivalents at beginning of period	1,085	1,063

Cash and cash equivalents at end of period	$1,372	$1,314

Supplemental disclosures of cash flow information:
Interest paid (net of amount capitalized)	$1,025	$1,106

Income taxes paid for continuing operations, net	$67	$188

Supplemental schedule of non-cash investing and financing activities:
Fair value of assets acquired	$5,306	$5,109
Accrued liability to purchase Dietzgen inventories	—	(1,467)
Note payable with Computer Imaging Supplies, Inc.	—	(1,000)
Liabilities assumed	(294)	(942)

Cash paid for acquisitions	$5,012	$1,700

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

Note 2: Acquisitions, Strategic Alliance and Business Changes

On February 7, 2003, we acquired the assets and assumed certain liabilities of The Label Company from Bunzl Distribution for approximately $5 million and signed a multi-year agreement to supply Bunzl with label products. The Label Company has been a supplier of supermarket, promotional and product identification labels primarily for Bunzl and for other customers. This acquisition adds flexibility to our label manufacturing operations, provides additional volume to our coating facility within our Specialty Paper Products segment and enhances our relationship with a valued and long-standing customer. The Label Company had 2002 sales of approximately $9.0 million. Operating activity relating to the assets of The Label Company is reported under our Label Products segment from the date of acquisition.

On February 25, 2003, we entered into a strategic development agreement with Parlex Corporation. The agreement creates an organization, Stratos Technology, LLC, of which we own 50 percent, that will draw on both parties’ relative expertise in ink and printed circuit technology, label converting and the design, application and production of flexible circuits. Under the agreement, Stratos Technology will work to develop innovative products for use in the automotive, cellular and radio identification (RFID) markets.

Note 3: Acquired Intangible Assets

Details of acquired intangible assets are as follows:

	As of September 26, 2003

			Weighted
	Gross		Average
	Carrying	Accumulated	Amortization
(In thousands)	Amount	Amortization	Period

Trademarks and tradenames	$560	$118	9 years
Licensing agreement	230	69	5 years
Customer relationships and lists	810	208	8 years
Customer contracts	620	196	4 years
Non-competition agreements	100	30	5 years
Patented technology	90	27	5 years

	$2,410	$648

Amortization Expense:
For the nine months ended September 26, 2003		$360
Estimated for the year ending December 31, 2003		$474
Estimated for the year ending December 31, 2004		$423
Estimated for the year ending December 31, 2005		$355
Estimated for the year ending December 31, 2006		$337
Estimated for the year ending December 31, 2007		$198
Estimated for the year ending December 31, 2008		$52
Estimated for the year ending December 31, 2009 and thereafter		$277

Note 4: Indebtedness

On July 15, 2003, we entered into a first amendment to our Credit Agreement dated March 1, 2002 with LaSalle Bank, NA as Agent and Issuing Bank and Fleet National Bank (the “Lenders”) to increase the Term Loan under the Credit Agreement from $10 million to $15 million and to adjust the amount of the quarterly principal payments. The amended Credit Agreement consists of a term loan of $15 million and a revolving loan commitment of $30 million. Borrowings under this agreement are collateralized by a security interest in our accounts receivable, inventories, certain machinery and equipment and real estate located in Merrimack, NH. Interest on loans outstanding is, at our option, either at a rate per annum equal to the Base Rate (prime) or LIBOR, plus applicable margin. The initial applicable margin over the Base Rate was .75 percent per annum through June 30, 2002, after which it ranges from zero up to ..75 percent per annum based on our total debt to EBITDA ratio. The initial applicable margin over LIBOR was 2.75 percent per annum through June 30, 2002, after which it ranges from 1.75 percent per annum up to 2.75 percent per annum based on our total debt to EBITDA ratio. We are also subject to a non-use fee for any unutilized portion of our revolving loan that ranges from .25 percent to .50 percent based on our total debt to EBITDA ratio. The revolving loan commitment is subject to certain limitations, such that the maximum principal amount of the revolving credit agreement is the lesser of (a) $30 million, or (b) our borrowing base, which is defined as the sum of 80 percent of our eligible accounts receivable, plus the lesser of (i) 50 percent of our eligible inventory or (ii) $12 million. Our borrowing base was $30.0 million at September 26, 2003 and our availability under the revolving loan commitment was $14.7 million at September 26, 2003. The maturity date of the Credit Agreement is February 28, 2005. For the nine months ended September 26, 2003 the weighted average annual interest rate on our long-term debt was 3.4 percent.

On July 24, 2003, we entered into a second amendment to the Credit Agreement with the Lenders, to waive our non-compliance with the funded debt to EBITDA Ratio and the minimum EBITDA financial covenants for the quarter ended June 27, 2003, and to adjust the financial covenants related to minimum EBITDA levels. On September 25, 2003, we entered into a third amendment to our Credit Agreement with the Lenders to amend the definition of EBITDA with respect to the minimum EBITDA covenant. Adjusted EBITDA is now defined as EBITDA for the period comprising the last four most recently completed fiscal quarters, plus the following items: (1) restructuring, non-recurring, one-time charges, (2) non-cash expenses, and (3) pro forma adjustments for acquisitions, each as mutually agreed upon by us and the Lenders. Our financial covenants under the amended Credit Agreement are as follows:

•	Maintain a fixed charge coverage ratio of not less than 1.10 to 1.00.

•	Maintain a funded debt to EBITDA ratio of less than 2.75 to 1.00.

•	Maintain a minimum adjusted EBITDA level, as defined in the third amendment to our Credit Agreement which is noted above, of $11.6 million for our third quarter of 2003, $12.0 million for the quarter ending December 31, 2003, increasing in increments of $250,000 during each quarter of 2004 to $13.0 million for the quarter ending December 31, 2004 and each quarter thereafter.

Furthermore, without prior consent of our lenders, the Credit Agreement limits, among other things, the payment of dividends to $.6 million, capital expenditures to $8.0 million, the incurrence of additional debt and restricts the sale of certain assets and merger or acquisition activities. We were in compliance with the above financial covenants for the quarter ended September 26, 2003.

Note 5: Goodwill

The carrying amount of goodwill by segment and activity during the nine months ended September 26, 2003, is as follows:

	Specialty Paper	Label Products
(In thousands)	Products Segment	Segment	Total

Balance as of December 31, 2002	$14,142	$15,320	$29,462
Goodwill resulting from the acquisition of The Label Company business	—	1,944	1,944

Balance as of September 26, 2003	$14,142	$17,264	$31,406

Note 6: Stock-Based Compensation

At September 26, 2003, we had three stock compensation plans, which are described more fully in Note 9 to the consolidated financial statements and related footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2002. We account for those plans under the recognition and measurement principles of APB No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Under APB No. 25, no stock-based employee compensation cost relating to stock option awards is reflected in our net income, as all options under our plans had an exercise price equal to the market value of our common stock on their date of grant. Stock-based compensation, representing grants to non-employee directors and vesting of performance-based restricted stock awards was $0 and $.1 million for the quarters ended September 26, 2003 and September 27, 2002, respectively. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-based Compensation — Transition and Disclosure,” to stock-based employee compensation:

	Three Months Ended		Nine Months Ended

	Sept. 26,	Sept. 27,	Sept. 26,	Sept. 27,
(In thousands, except per share data)	2003	2002	2003	2002

Net income, as reported	$697	$673	$991	$1,890
Add: Stock-based employee compensation expense included in the determination of net income as reported, net of related tax effects	0	50	55	152
Deduct: Stock-based employee compensation (expense), including forfeitures, determined under the fair value based method for all awards, net of related tax effects	1	(140)	(128)	(505)

Pro forma net income	$698	$583	$918	$1,537

Earnings per share:
Basic – as reported	$0.12	$0.12	$0.17	$0.33

Basic – pro forma	$0.12	$0.10	$0.16	$0.27

Diluted – as reported	$0.12	$0.11	$0.17	$0.32

Diluted – pro forma	$0.12	$0.10	$0.15	$0.26

Note 7: Segment and Related Information

The table below presents information about reportable segments.

For the Quarter

	Net Sales		Pretax Income

	Three Months Ended		Three Months Ended
	Sept. 26,	Sept. 27,	Sept. 26,	Sept. 27,
(In thousands)	2003	2002	2003	2002

Label Products	$25,639	$25,310	$1,544	$1,729
Specialty Paper Products	44,423	42,260	1,514	1,521
Imaging Supplies	5,423	5,896	92	283
Reconciling items:
Eliminations	(1,410)	(668)	—	—
Other	—	—	(1)	3
Unallocated corporate expenses	—	—	(1,644)	(2,076)
Interest expense, net	—	—	(339)	(362)
Restructuring and unusual (charge) income	—	—	—	24

Consolidated	$74,075	$72,798	$1,166	$1,122

For the Nine Months

	Net Sales		Pretax Income

	Nine Months Ended		Nine Months Ended
	Sept. 26,	Sept. 27,	Sept. 26,	Sept. 27,
(In thousands)	2003	2002	2003	2002

Label Products	$74,721	$74,246	$4,119	$4,339
Specialty Paper Products	126,063	117,298	3,807	4,866
Imaging Supplies	17,107	18,185	74	974
Reconciling items:
Eliminations	(4,194)	(1,554)	—	—
Other	2	31	(2)	7
Unallocated corporate expenses	—	—	(5,425)	(5,896)
Interest expense, net	—	—	(968)	(1,164)
Restructuring and unusual (charge) income	—	—	—	24
Net gain on curtailment of Post-retirement plans	—	—	47	—

Consolidated	$213,699	$208,206	$1,652	$3,150

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

We believe that we are adequately reserved for potential liabilities that could arise from the resolution of the IRS’ assessment for the years 1995 through 1997. While we believe that we have adequately provided for tax liabilities through September 26, 2003, we can provide no assurances that we will prevail in our defense against adjustments proposed in pending or future federal and state examinations. In addition, we can provide no assurances that the ultimate resolution of open tax matters will not be either in excess of or less than current reserves.

In August and September 1996, two individual plaintiffs filed lawsuits in the Circuit Court of Cook County, Illinois against Nashua Corporation, Cerion Technologies, Inc., certain directors and officers of Cerion, and our underwriter, on behalf of all persons who purchased the common stock of Cerion between May 24, 1996 and July 9, 1996. These two complaints were consolidated. In March 1997, the same individual plaintiffs joined by a third plaintiff filed a Consolidated Amended Class Action Complaint. The amended consolidated complaint alleged that, in connection with Cerion’s initial public offering, the defendants issued materially false and misleading statements and omitted the disclosure of material facts regarding, in particular, certain significant customer relationships. In October 1997, the Circuit Court on motion by the defendants, dismissed the consolidated complaint. The plaintiffs filed a Second Amended Consolidated Complaint alleging similar claims as the first consolidated complaint seeking damages and injunctive relief. On May 6, 1998, the Circuit Court, on motion by the defendants, dismissed with prejudice the second amended consolidated complaint. The plaintiffs filed with the Appellate Court an appeal of the Circuit Court’s ruling. On November 19, 1999, the Appellate Court reversed the Circuit Court’s ruling that dismissed the second amended consolidated complaint. The Appellate Court ruled that the second amended consolidated complaint represented a valid claim and sent the case back to the Circuit Court for further proceedings. On December 27, 1999, we filed a Petition with the Supreme Court of Illinois. In that Petition, we asked the Supreme Court of Illinois to determine whether the Circuit Court or the Appellate Court is correct. Our Petition was denied and the case was sent to the Circuit Court for trial. Discovery has been completed, but no date has been set for trial and pre-trial motions. Non-binding mediation discussions were held in November 2002 without resolving the dispute. A hearing was held in October 2003 to review outstanding motions to (1) dismiss the case on summary judgment and (2) certify the case for class action. The court has not yet ruled on the motions. We believe that the lawsuit is without merit and will continue to defend ourselves in this matter. We also believe that we will receive the value of our 37.1 percent ownership in the Cerion Liquidating Trust, which our ownership was valued at $.9 million on an after-tax basis at September 26, 2003. Our investment in Cerion is included under other assets in our Consolidated Balance Sheet.

We are involved in certain environmental matters and have been designated by the Environmental Protection Agency, referred to as the EPA, as a potentially responsible party for certain hazardous waste sites. In addition, we have been notified by certain state environmental agencies that some of our sites not addressed by the EPA require remedial action. These sites are in various stages of investigation and remediation. Due to the unique physical characteristics of each site, the technology employed, the extended timeframes of each remediation, the interpretation of applicable laws and regulations and the financial viability of other potential participants, our ultimate cost of remediation is difficult to estimate. Accordingly, estimates could either increase or decrease in the future due to changes in such factors. At September 26, 2003, based on the facts currently known and our prior experience with these matters, we have concluded that there is at least a reasonable possibility that site assessment, remediation and monitoring costs will be incurred. We have estimated a range for these costs of $.7 million to $1.4 million. These estimates could increase if other potentially responsible parties or our insurance carriers are unable or unwilling to bear their allocated share and cannot be compelled to do so. At September 26, 2003, our accrual balances relating to environmental matters were $.8 million. Based on information currently available, we believe that it is probable that the major potentially responsible parties will fully pay the costs apportioned to them. We believe that our remediation expense is not likely to have a material adverse effect on our consolidated financial position or results of operations.

On May 30, 2003, Ricoh Company Ltd. filed a civil action in the U.S. District Court for the District of New Jersey, Case Number 03-CV-2612, against several defendants, including the largest customer of our Imaging Supplies segment and a Taiwanese company that provides essential product components. The complaint alleges multiple counts of patent infringement, trademark infringement, unfair competition and copyright infringement by the defendants. On October 17, 2003, we were added as a co-defendant in an amended complaint to the lawsuit. The allegations arise from the sale and distribution of Ricoh compatible toner products. We believe the claims against us are without merit and we intend to vigorously defend this matter.

We are involved in various other lawsuits, claims and inquiries, most of which are routine to the nature of our business. In the opinion of our management, the resolution of these matters will not materially affect our Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Our net sales increased 1.8 percent to $74.1 million in the third quarter of 2003 compared to the prior year quarter. Our gross margin percentage decreased during the third quarter of 2003 over the prior year quarter. Our selling and distribution expenses decreased, while our administrative expenses increased during the third quarter of 2003 over the prior year quarter. Our Label Products, Specialty Paper Products and Imaging Supplies segments all operated profitably during the third quarter of 2003.

Our net sales increased 2.6 percent to $213.7 million in the first nine months of 2003 compared to the prior year period. Our gross margin percentage decreased during the third quarter of 2003 over the prior year quarter. Our selling and distribution expenses decreased, while our administrative expenses increased during the first nine months of 2003 over the prior year period. Our Label Products, Specialty Paper Products, and Imaging Supplies segments all operated profitably for the first nine months of 2003. Our results for the first nine months of 2003 include contributions from our strategic acquisitions which consist of the assets of Computer Imaging Supplies, known as CIS, used in the fraud prevention business acquired in April of 2002, certain assets of Dietzgen LLC, used in the wide-format business acquired in June of 2002, and the acquisition of the assets of The Label Company, a supplier of supermarket, promotional and product identification labels acquired in February of 2003. These acquisitions expanded our product lines and helped us increase plant utilization.

Recent Developments

•	On February 7, 2003, we acquired the assets and assumed certain liabilities of The Label Company from Bunzl Distribution and signed a multi-year agreement to supply Bunzl with label products. The Label Company has been a supplier of supermarket, promotional and product identification labels primarily for Bunzl and for other customers. We believe that this acquisition adds flexibility to our label manufacturing operations, provides additional volume to our coating facility within our Specialty Paper Products segment and enhances our relationship with a valued and long-standing customer. The Label Company had 2002 sales of approximately $9.0 million. Operating activity relating to the assets of The Label Company is reported under our Label Products segment from the date of acquisition.

•	On February 25, 2003, we entered into a strategic agreement with Parlex Corporation to cooperate in the development of flexible circuit technology incorporating proprietary printing and plating technologies. The agreement creates an organization, Stratos Technology, LLC, of which we own 50 percent, that will draw on both parties’ relative expertise in ink and printed circuit technology, label converting and the design, application and production of flexible circuits. Under the agreement, Stratos Technology will work to develop innovative products for use in the automotive, cellular and radio identification (RFID) markets.

Results of Operations For the Third Quarter of 2003 Compared to the Third Quarter of 2002

	Third Quarter	Third Quarter

(in millions)	2003	2002

Net sales	$74.1	$72.8
Gross margin %	18.9%	20.0%
Selling and distribution expenses	$6.5	$7.2
General and administrative expenses	$5.3	$5.1
Research and development expenses	$.6	$.8
Interest expense, net	$.3	$.4
Income before income taxes	$1.2	$1.1
Net income	$.7	$.7

Our net sales increased $1.3 million, or 1.8 percent, to $74.1 million for the third quarter of 2003 compared to $72.8 million for the prior year quarter. The increase was due to increased sales of approximately $2.1 million in our Specialty Paper Products segment and $.3 million in our Label segment, partially offset by a decrease in sales in our Imaging Supplies segment of approximately $.5 million.

Our gross margin percentage decreased from 20.0 percent for the third quarter of 2002 to 18.9 percent for the third quarter of 2003 due to lower margin percentages in each of our segments. Gross margin decreased $.5 million to $14.1 million in the third quarter of 2003 compared to $14.6 million in the prior year quarter due primarily to pricing pressures in the Label Products and Specialty Paper Products segments and lower sales volume in the Imaging Supplies segment.

Selling and distribution expenses decreased $.7 million for the third quarter of 2003 compared to the prior year quarter primarily due to lower spending in each of our segments. As a percent of sales, selling and distribution expenses decreased from 9.9 percent in the third quarter of 2002 to 8.8 percent in the third quarter of 2003.

General and administrative expenses increased $.2 million to $5.3 million for the third quarter of 2003 as compared to the third quarter of 2002. Increases of $.5 million in our Specialty Paper Products segment, and a combined increase of $.2 million in our Imaging Supplies and Label Products segments, were partially offset by a reduction in our corporate expenses of $.5 million. The decrease in corporate expenses in the third quarter of 2003 was primarily due to a reduction in pension administration costs and a reduction in corporate staff that occurred in the second quarter of 2003. As a percentage of sales, general and administrative expenses increased from 6.9 percent for the third quarter of 2002 to 7.1 percent for the third quarter of 2003.

Research and development expenses decreased by $.2 million to $.6 million for the third quarter of 2003 compared to the same period last year primarily due to a shift in costs from research and development to manufacturing in our Specialty Paper Products segment.

Our pretax income was $1.2 million for the third quarter of 2003, compared to pretax income of $1.1 million for the third quarter of 2002. The $.1 million increase is primarily due to a decrease in selling and administration costs, partially offset by a decrease in gross margin, in each of our segments.

The estimated annual effective income tax rate was 40.2 percent for the third quarter of 2003 and 40.0 percent for the third quarter of 2002. The estimated rates were higher than the U.S. statutory rate principally due to the impact of state income taxes.

Net income for the third quarter of 2003 was $.7 million, or $.12 per share, unchanged from the third quarter of 2002.

Results of Operations by Reportable Segment For the Third Quarter of 2003 Compared to the Third Quarter of 2002

Label Products Segment

	Third Quarter	Third Quarter

(in millions)	2003	2002

Net sales	$25.6	$25.3
Gross margin %	17.2%	19.1%
Selling and distribution expenses	$1.7	$2.1
General and administrative expenses	$1.1	$1.0
Income from operations before interest and taxes	$1.5	$1.7

Net sales in our Label Products segment increased $.3 million to $25.6 million in the third quarter of 2003 from $25.3 million in the third quarter of 2002. Sales generated from the acquisition of the assets of The Label Company were $2.3 million for the third quarter of 2003. These sales, along with a $.6 million increase in automatic identification label sales, more than offset decreases in sales of $2.0 million in the supermarket thermal product line, $.5 million in the ticket product line and $.1 million in other product lines. The increase in automatic identification label sales was the result of new business gained from a five-year contract executed in the fourth quarter of 2002. The decrease in the supermarket thermal product line sales was due to the loss of a major customer earlier in the year, as well as pricing pressures resulting from continued overcapacity in the label industry. The decrease in sales in the ticket product line is primarily due to the loss of a major cinema customer.

Gross margin for our Label Products segment decreased by $.4 million to $4.4 million in the third quarter of 2003 from $4.8 million in the third quarter of 2002. Gross margin percentage decreased from 19.1 percent in the third quarter of 2002 to 17.2 percent in the third quarter of 2003. The decrease in the margin percentage was due to unfavorable product mix as well as the impact of pricing pressures attributable to overcapacity in the paper and label industries.

Selling and distribution expenses for our Label Products segment declined $.4 million in the third quarter of 2003 compared to the third quarter of 2002 primarily due to a decrease in expenses related to sales distribution and lower direct selling expenses. Our distribution expense decreased following our decision to exit an outside warehouse and consolidate inventory for distribution within our own plant network. As a percentage of sales, selling and distribution expenses declined from 8.2 percent for the third quarter of 2002 to 6.7 percent for the third quarter of 2003.

General and administrative expenses for our Label Products segment increased $.1 million in the third quarter of 2003 compared to the third quarter of 2002. As a percentage of sales, general and administrative expenses increased from 4.0 percent for the third quarter of 2002 to 4.2 percent for the third quarter of 2003.

Our Label Products segment’s pretax income decreased $.2 million to $1.5 million in the third quarter of 2003 compared to the prior year period. The acquired Label Company business contributed positively to pretax income in the quarter.

Specialty Paper Products Segment

	Third Quarter	Third Quarter

(in millions)	2003	2002

Net sales	$44.4	$42.3
Gross margin %	19.3%	19.7%
Selling and distribution expenses	$4.4	$4.6
General and administrative expenses	$2.3	$1.8
Research and development expenses	$.2	$.4
Income from operations before interest and taxes	$1.5	$1.5

Our Specialty Paper Products segment sales increased $2.1 million, or 5.1 percent, to $44.4 million for the third quarter of 2003 compared to the same period of 2002. The increase in sales over the prior year quarter was related to increases of $4.0 million of thermal products, $1.1 million of retail products, and $.4 million of wide format products, which were partially offset by sales decreases of $1.0 million for fraud prevention products, $.7 million for bond, carbonless and fax paper products, $.6 million for ticket and tag products, $.3 million for heat seal products, and a net decrease of $.8 million for other product lines. The increase in retail sales was primarily due to a major customer’s increased purchases of our IBM branded product. The continued shift in printing technologies from impact to thermal printers resulted in lower sales of bond and carbonless products and increased thermal product sales. The decrease in sales of our fraud prevention products was primarily due to lower sales to two of our major customers.

Gross margin for our Specialty Paper Products segment increased to $8.6 million for the third quarter of 2003 from $8.3 million for the same period of 2002. The gross margin percentage decreased from 19.7 percent for the third quarter of 2002 to 19.3 percent for the third quarter of 2003 due primarily to pricing pressures in thermal products and lower absorption of production costs due to the decrease in production volume in our paper coating business.

Selling and distribution expenses for our Specialty Paper Products segment decreased $.2 million to $4.4 million in the third quarter of 2003 compared to the same period in 2002. Selling and distribution expenses, as a percentage of sales decreased to 10.0 percent for the third quarter of 2003 from 10.9 percent for the same period in 2002.

General and administrative expenses for our Specialty Paper Products segment increased $.5 million to $2.3 million in the third quarter of 2003 compared to the same period last year. The increase was primarily due to severance costs of $.3 million related to management changes implemented during the third quarter of 2003. General and administrative expenses, as a percentage of sales, increased from 4.2 percent for the third quarter of 2002 to 5.2 percent for the same period in 2003.

Research and development expenses decreased by $.2 million to $.2 million in the third quarter of 2003 compared to the same period last year primarily due to a shift in cost from research and development to manufacturing.

The segment’s pretax income for the third quarter of 2003 remained unchanged, compared to the prior period, at $1.5 million.

Imaging Supplies Segment

	Third Quarter	Third Quarter
(in millions)	2003	2002

Net sales	$5.4	$5.9
Gross margin %	19.4%	23.6%
Selling and distribution expenses	$.3	$.5
General and administrative expenses	$.3	$.2
Research and development expenses	$.4	$.4
Income from operations before interest and taxes	$.1	$.3

Our Imaging Supplies segment sales declined $.5 million from $5.9 million for the third quarter of 2002 to $5.4 million for the third quarter of 2003. The decline in sales was primarily due to lower sales of Ricoh and Xerox compatible toners.

The gross margin percentage for our Imaging Supplies segment decreased from 23.6 percent for the third quarter of 2002 to 19.4 percent for the third quarter of 2003. Gross margin for the third quarter of 2003 was $1.1 million, compared to $1.4 million for the third quarter of 2002. The $.3 million decline in gross margin was primarily attributable to the lower sales volume and lower absorption of production costs due to the decrease in production volume.

Selling and distribution expenses for our Imaging Supplies segment declined $.2 million in the third quarter of 2003. The decrease was primarily attributable to lower distribution expense related to the lower sales volume as well as lower headcount. As a percent of sales, selling and distribution expenses decreased from 9.3 percent for the third quarter of 2002 to 6.4 percent for the third quarter of 2003.

General and administrative expenses for our Imaging Supplies segment increased $.1 million in the third quarter of 2003 compared to the same period in 2002. General and administrative expenses, as a percentage of sales, increased from 3.0 percent for the third quarter of 2002 to 4.7 percent for the third quarter of 2003.

Research and development expenses remained unchanged, compared to the prior period, at $.4 million.

The segment’s pretax income was $.1 million for the third quarter of 2003, down from pretax income of $.3 million for the third quarter of 2002.

Results of Operations For Nine Months Year-to-Date 2003 Compared to 2002

	First Nine Months	First Nine Months
(in millions)	2003	2002

Net sales	$213.7	$208.2
Gross margin %	18.7%	20.1%
Selling and distribution expenses	$20.2	$20.6
General and administrative expenses	$15.1	$14.6
Research and development expenses	$1.9	$2.4
Interest expense, net	$1.0	$1.2
Income before income taxes	$1.7	$3.2
Net income	$1.0	$1.9

Our net sales increased $5.5 million, or 2.6 percent, to $213.7 million for the first nine months of 2003 compared to $208.2 million for the same period in the prior year, primarily due to increased sales in our Specialty Paper Products and Label Products segment partially offset by a decrease in sales in our Imaging Supplies segment.

Our gross margin percentage decreased from 20.1 percent for the first nine months of 2002 to 18.7 percent for the first nine months of 2003 due to lower margins in all of our segments. Gross margin decreased $1.9 million to $40.0 million in the first nine months of 2003 compared to $41.9 million in the first nine months of 2002 due primarily to an unfavorable product mix, pricing pressures, and volume declines within some of our product lines.

Selling and distribution expenses decreased $.4 million to $20.2 million for the first nine months of 2003 as compared to the same period last year. Increases of $.8 million in expenses in the Specialty Paper Products segment were more than offset by reductions of $.4 million in the Imaging Supplies segment and $.8 million in the Label Products segment. As a percent of sales, selling and distribution expenses decreased to 9.5 percent for the first nine months of 2003 from 9.9 percent for the same period last year.

General and administrative expenses increased $.5 million to $15.1 million for the first nine months of 2003. Increases of $1.1 million in expenses in our Specialty Paper Products segment were offset by reductions of $.1 million in expenses in our Imaging Supplies and Label Products segments and $.5 million in our corporate expenses. The increase in our Specialty Paper Products segment was due to incremental expenses associated with the Dietzgen product line acquired in June 2002 and severance cost related to reductions in workforce which were implemented during the second and third quarters of 2003. The decrease in corporate expenses for the first nine months of 2003 was related to lower legal fees, training costs, staffing and pension administration costs as compared to the same period of 2002, offset by increased expenses relating to severance costs associated with the reduction of corporate staff. As a percent of sales, general and administrative expenses were 7.1 percent for the first nine months of 2003 compared to 7.0 percent for the same period in 2002.

Research and development expenses decreased by $.5 million to $1.9 million in the first nine months of 2003 compared to the same period in the prior year primarily due to a shift in costs from research and development to manufacturing in our Specialty Paper Products segment.

Our pretax income was $1.7 million for the first nine months of 2003, compared to pretax income of $3.2 million for the first nine months of 2002. The decrease in our pretax income was due to lower profitability in all of our segments, partially offset by lower corporate expenses.

The estimated annual effective income tax rate was 40.0 percent for the first nine months of 2003 and 2002. The estimated rates were higher than the U.S. statutory rate principally due to the impact of state income taxes.

Net income was $1.0 million for the first nine months of 2003, or $.17 per share, compared to $1.9 million, or $.33 per share, in the first nine months of 2002.

Results of Operations by Reportable Segment For Nine Months Year-to-Date 2003 Compared to 2002

Label Products Segment

	First Nine Months	First Nine Months
(in millions)	2003	2002

Net sales	$74.7	$74.2
Gross margin %	16.6%	18.2%
Selling and distribution expenses	$5.4	$6.2
General and administrative expenses	$2.9	$2.9
Income from operations before interest and taxes	$4.1	$4.3

Net sales in our Label Products segment increased $.5 million to $74.7 million in the first nine months of 2003 as compared to the same period last year. Sales generated from the acquired Label Company business were $5.8 million for the first nine months of 2003. These sales, along with $2.2 million of increased automatic identification label sales, more than offset a decrease in sales of $5.0 million in the supermarket thermal product line, $.7 million in the retail shelf product line, $.6 million in the EDP product line, $.6 million in the ticket product line, $.3 million in the inform product line and $.3 million in other product lines. The increase in automatic identification label sales was the result of new business resulting from a five-year contract executed in the fourth quarter of 2002. The lower supermarket sales were due to the loss of a major customer, as well as continued pricing pressures due to overcapacity in the label industry. The decrease in retail shelf sales was due to an inventory reduction by a major customer in the first quarter of 2003. The decrease in the ticket product line sales is primarily due to the loss of a major cinema customer. Our sales in the EDP product line were impacted by a sluggish economy, changing technology and lower sales to charitable organizations.

Gross margin for the Label Products segment decreased by $1.1 million to $12.4 million in the first nine months of 2003, from $13.5 million for the first nine months of 2002. Gross margin percentage decreased from 18.2 percent in the first nine months of 2002 to 16.6 percent in the first nine months of 2003. The decrease in the margin percentage was primarily due to unfavorable product mix and pricing pressures due to the overcapacity in the label industry, partially offset by improved manufacturing efficiencies and material cost reductions.

Selling and distribution expenses for our Label Products segment declined $.8 million compared to the first nine months of 2002. As a percentage of sales, selling and distribution expenses declined from 8.3 percent for the first nine months of 2002 to 7.2 percent for the same period of 2003. The reduction resulted primarily from lower direct selling expenses and lower freight costs.

General and administrative expenses for our Label Products segment remained unchanged at $2.9 million for the first nine months of 2003 and 2002. As a percent of sales, general and administrative expenses declined to 3.8 percent for the first nine months of 2003 from 3.9 percent for the same period in 2002.

Our Label Products segment’s pretax income decreased $.2 million to $4.1 million in the first nine months of 2003, from $4.3 million in the prior year period.

Specialty Paper Products Segment

	First Nine Months	First Nine Months
(in millions)	2003	2002

Net sales	$126.1	$117.3
Gross margin %	19.3%	20.4%
Selling and distribution expenses	$13.6	$12.7
General and administrative expenses	$6.0	$4.9
Research and development expenses	$.7	$1.3
Income from operations before interest and taxes	$3.8	$4.9

Our Specialty Paper Products segment reported an $8.8 million, or 7.5 percent, increase in sales for the first nine months of 2003 compared to the same period in 2002 to $126.1 million. Increased sales of $5.1 million of wide format products, $7.5 million of thermal products, $1.3 million of our fraud prevention products, $.3 million of ticket and tag products were partially offset by a $2.5 million decrease in sales of bond, carbonless and fax paper products, $1.0 million decrease in sales volume of cut-sheet paper products, $.6 million decrease in sales of heat seal products, and a net decrease in sales of $1.3 million of other product lines. The increase in sales of our wide format products resulted from the Dietzgen product line acquired in June 2002. The increase in the fraud prevention product sales is related to the Computer Imaging Supplies acquisition in April 2002. The continued shift in printing technologies from impact to thermal printers resulted in lower sales of bond and carbonless products and increased thermal product sales.

Gross margin for our Specialty Paper Products segment increased $.5 million to $24.4 million for the first nine months of 2003 from the same period last year. The gross margin percentage decreased from 20.4 percent for the first nine months of 2002 to 19.3 percent for the first nine months of 2003. The lower gross margin percentage was due primarily to pricing pressures in the thermal product line and an unfavorable mix of products sold.

Selling and distribution expenses for our Specialty Paper Products segment increased $.9 million in the first nine months of 2003 compared to the same period in the prior year primarily due to higher freight expenses. As a percentage of sales, selling and distribution expenses decreased from 10.9 percent to 10.8 percent for the first nine months of 2003.

General and administrative expenses for our Specialty Paper Products segment increased $1.1 million to $6.0 million in the first nine months of 2003 compared to the same period in the prior year primarily due to severance costs of $.4 million and increased expenses associated with the two acquired product lines. As a percent of sales, general and administrative expenses increased from 4.2 percent for the first nine months of 2002 to 4.8 percent for the first nine months of 2003.

Research and development expenses decreased by $.6 million to $.7 million in the first nine months of 2003 compared to the same period in the prior year due primarily to a shift in cost from research and development to manufacturing.

The segment’s pretax income for the first nine months of 2003 decreased $1.1 million to $3.8 million, compared to $4.9 million in the first nine months of 2002.

Imaging Supplies Segment

	First Nine Months	First Nine Months
(in millions)	2003	2002

Net sales	$17.1	$18.2
Gross margin %	19.1%	24.9%
Selling and distribution expenses	$1.3	$1.6
General and administrative expenses	$.8	$.9
Research and development expenses	$1.2	$1.1
Income (loss) from operations before interest and taxes	$.1	$1.0

Our Imaging Supplies segment sales were $17.1 million for the first nine months of 2003, compared to $18.2 million for the same period in 2002. The decline in sales was primarily due to a decrease in sales volume of Ricoh-compatible and other high-speed toners of approximately $1.4 million, partially offset by an increase in sales of resin products of approximately $.3 million.

The gross margin percentage for our Imaging Supplies segment decreased to 19.1 percent for the first nine months of 2003 compared to 24.9 percent for the same period in 2002. Gross margin for the first nine months of 2003 was $3.3 million compared to $4.5 million for the same period in 2002. The $1.3 million decline in gross margin was due to lower sales volume, unfavorable product mix and lower absorption of production costs due to the decrease in production volume.

Selling and distribution expenses for our Imaging Supplies segment declined $.3 million in the first nine months of 2003 compared to the same period in the prior year, and declined as a percentage of sales from 8.9 percent to 7.3 percent between the two periods, primarily due to lower headcount.

General and administrative expenses for our Imaging Supplies segment declined $.1 million in the first nine months of 2003 compared to the same period in the prior year primarily due to the decrease in expenses related to salary incentives compared to the same period last year. As a percent of sales, general and administrative expenses decreased from 4.7 percent for the first nine months of 2002 to 4.5 percent for the same period this year.

Research and development expenses increased by $.1 million to $1.2 million for the first nine months of 2003 compared to the same period last year due to increased spending associated with the acceleration of product development efforts.

The segment’s pretax income was $.1 million for the first nine months of 2003, down from pretax income of $1.0 million for the first nine months of 2002.

Liquidity, Capital Resources and Financial Condition

Cash and cash equivalents increased $.3 million during the first nine months of 2003 to $1.4 million at September 26, 2003. Cash provided by continuing operations during the period of $9.6 million was partially offset by $5.0 million used for acquisitions and $3.3 million invested in plant and equipment.

Cash flow from operations included a $2.3 million decrease in net working capital, excluding the initial acquisition of The Label Company’s working capital. The $2.3 million decrease in net working capital resulted from a $1.3 million increase in inventory, a $1.1 million increase in accounts receivables and a $2.2 million decrease in accrued expenses, which were offset by a $6.9 million increase in accounts payable.

Our Credit Agreement with LaSalle Bank, NA as Agent and Issuing Bank and Fleet National Bank requires us to maintain certain financial covenants such as total funded debt to earnings before interest, income taxes, depreciation and amortization, also know as EBITDA, a fixed charge coverage ratio and minimum adjusted EBITDA requirements. Effective July 15, 2003, we entered into a first amendment to the Credit Agreement to increase the term loan under the Credit Agreement from $10 million to $15 million and to adjust the terms of the quarterly interest payments. Effective July 24, 2003, we entered into a second amendment to the Credit Agreement to waive our non-compliance with the funded debt to EBITDA ratio and the minimum EBITDA financial covenants for the quarter ended June 27, 2003, and to establish lower minimum EBITDA levels with the lenders for the remaining term of the Credit Agreement. Effective September 25, 2003, we entered into a third amendment to the Credit Agreement to replace the minimum EBITDA covenant with a minimum adjusted EBITDA covenant. We were in compliance with the financial covenants required under the amended Credit Agreement for the quarter ended September 26, 2003.

Pursuant to our amended credit agreement, our minimum payment obligations relating to long-term debt are as follows:

(In thousands)	2003	2004	2005	2006	2007	Total

Term portion of long-term debt	$1,700	$3,400	$3,400	$3,400	$100	$12,000
Revolving portion of long-term debt	—	—	12,650	—	—	12,650

	$1,700	$3,400	$16,050	$3,400	$100	$24,650

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

New Accounting Pronouncements

In January 2003, Financial Accounting Standards Board Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities” was issued. The interpretation provides guidance on consolidating variable interest entities and applies immediately to variable interests created after January 31, 2003. The guidelines of the interpretation become applicable for us in our fourth quarter 2003 for variable interest entities created before February 1, 2003. The interpretation requires variable interest entities to be consolidated if the equity investment at risk is not sufficient to permit an entity to finance its activities without support from other parties or the equity investors lack certain specified characteristics.

The adoption of FIN 46 for variable interests created after January 31, 2003 did not have an impact on our consolidated financial condition, results of operations or cash flows. We are continuing to review the provisions of FIN 46 to determine its impact, if any, on future reporting periods with respect to interests in variable interest entities created prior to February 1, 2003, and do not currently anticipate any material accounting or disclosure requirement under the provisions of the interpretation.

ITEM 4. CONTROLS AND PROCEDURES

Our company’s management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 26, 2003. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of September 26, 2003, our disclosure controls and procedures were (1) designed to ensure that material information relating to our company, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 26, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In August and September 1996, two individual plaintiffs filed lawsuits in the Circuit Court of Cook County, Illinois against Nashua Corporation, Cerion Technologies, Inc., certain directors and officers of Cerion, and our underwriter, on behalf of all persons who purchased the common stock of Cerion between May 24, 1996 and July 9, 1996. These two complaints were consolidated. In March 1997, the same individual plaintiffs joined by a third plaintiff filed a Consolidated Amended Class Action Complaint. The amended consolidated complaint alleged that, in connection with Cerion’s initial public offering, the defendants issued materially false and misleading statements and omitted the disclosure of material facts regarding, in particular, certain significant customer relationships. In October 1997, the Circuit Court on motion by the defendants, dismissed the consolidated complaint. The plaintiffs filed a Second Amended Consolidated Complaint alleging similar claims as the first consolidated complaint seeking damages and injunctive relief. On May 6, 1998, the Circuit Court, on motion by the defendants, dismissed with prejudice the second amended consolidated complaint. The plaintiffs filed with the Appellate Court an appeal of the Circuit Court’s ruling. On November 19, 1999, the Appellate Court reversed the Circuit Court’s ruling that dismissed the second amended consolidated complaint. The Appellate Court ruled that the second amended consolidated complaint represented a valid claim and sent the case back to the Circuit Court for further proceedings. On December 27, 1999, we filed a Petition with the Supreme Court of Illinois. In that Petition, we asked the Supreme Court of Illinois to determine whether the Circuit Court or the Appellate Court is correct. Our Petition was denied and the case was sent to the Circuit Court for trial. Discovery has been completed, but no date has been set for trial and pre-trial motions. Non-binding mediation discussions were held in November 2002 without resolving the dispute. A hearing was held in October 2003 to review outstanding motions to (1) dismiss the case on summary judgment and (2) certify the case for class action. The court has not yet ruled on the motions. We believe that the lawsuit is without merit and will continue to defend ourselves in this matter. We also believe that we will receive the value of our 37.1 percent ownership in Cerion liquidating trust which our ownership was valued at $.9 million on an after-tax basis at September 26, 2003. Our investment in Cerion is included under other assets in our Consolidated Balance Sheet.

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

On May 30, 2003, Ricoh Company Ltd. filed a civil action in the U.S. District Court for the District of New Jersey, Case Number 03-CV-2612, against several defendants, including the largest customer of our Imaging Supplies segment and a Taiwanese company that provides essential product components. The complaint alleges multiple counts of patent infringement, trademark infringement, unfair competition and copyright infringement by the defendants. On October 17, 2003, we were added as a co-defendant in an amended complaint to the lawsuit. The allegations arise from the sale and distribution of Ricoh compatible toner products. We believe the claims against us are without merit and we intend to vigorously defend this matter.

ITEM 5. OTHER INFORMATION

Annual Meeting of Stockholders

Our annual stockholders’ meeting is scheduled to be held on Tuesday, May 4, 2004, at the corporation’s offices at 11 Trafalgar Square, 2nd Floor, Nashua, New Hampshire at 4:00 p.m.

Stockholder Proposals

Any stockholder proposal which is to be included in the proxy materials for the 2004 annual meeting must be received by us on or before November 29, 2003. Such proposals should be directed to Nashua Corporation, 11 Trafalgar Square, 2nd Floor, Nashua, New Hampshire 03063, Attention: Clerk/Secretary.

In addition, our by-laws require that we be given advance notice of stockholder nominations for election to the Board of Directors and of other matters which stockholders wish to present for action at an annual meeting of stockholders, other than matters included in our proxy statement in accordance with SEC Rule 14a-8. The required notice must be in writing and received by our corporate clerk/secretary at our principal executive offices not less than 60 days nor more than 90 days prior to the annual meeting of stockholders. However, in the event that less than 70 days’ prior disclosure of the date of the meeting is first given or made (whether by public disclosure or written notice to stockholders), notice by the stockholder to be timely must be received by our corporate clerk/secretary at our principal executive offices no later than the close of business on the 10th day following the day on which such disclosure of the date of the meeting was made. In order to comply with the time periods set forth in our by-laws, appropriate notice for the 2004 annual meeting would need to be provided to our corporate clerk/secretary no earlier than February 4, 2004 and no later than March 5, 2004.

Matters Affecting Future Results

Information we provide in this Form 10-Q may contain forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995. We may also make forward-looking statements in other reports we file with the Securities and Exchange Commission, in materials we deliver to stockholders and in our press releases. In addition, our representatives may, from time to time, make oral forward-looking statements. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that is not directly related to historical or current fact. Words such as “anticipates,” “believes,” “expects,” “estimates,” “intends,” “plans,” “projects,” “can,” “may” and similar expressions are intended to identify such forward-looking statements. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated. Such risks and uncertainties include, but are not limited to, our future capital needs, stock market conditions, the price of our stock, fluctuations in customer demand, intensity of competition from other providers, timing and acceptance of our new product introductions, general economic and industry conditions, delays or difficulties in programs designed to increase sales and improve profitability, the settlement of tax issues, the resolution of pending litigation, the ultimate cost of remediation for environmental matters and other risks described from time to time in our filings with the Securities Exchange Commission, including, without limitation, our Annual Report on Form 10-K for the year ended December 31, 2002 filed on March 20, 2003. The information set forth in this Form 10-Q should be read in light of such risks. We assume no obligation to update the information contained in this Form 10-Q or to revise our forward-looking statements.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

4.1	Credit Agreement, dated March 1, 2002, by and among Nashua Corporation, Fleet National Bank and LaSalle Bank National Association. Incorporated by reference to our Current Report on Form 8-K dated March 1, 2002 and filed on March 14, 2002.

4.2	First Amendment to the Credit Agreement, dated as of July 15, 2003, by and among Nashua Corporation, Fleet National Bank and LaSalle Bank National Association. Incorporated by reference to our Current Report on Form 10-Q for the quarter ended June 27, 2003 and filed on August 6, 2003.

4.3	Waiver and Second Amendment to Credit Agreement, dated as of July 24, 2003, by and among Nashua Corporation, Fleet National Bank and LaSalle Bank National Association. Incorporated by reference to our Current Report on Form 10-Q for the quarter ended June 27, 2003 and filed on August 6, 2003.

4.4*	Third Amendment to Credit Agreement, dated as of September 25, 2003, by and among Nashua Corporation, Fleet National Bank and LaSalle Bank National Association.

31.1*	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 4, 2003.

31.2*	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 4, 2003.

32.1*	Certificate of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 4, 2003.

32.2*	Certificate of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 4, 2003.

* -	Filed herewith.

(b) Reports on Form 8-K

On July 31, 2003, we filed a Current Report on Form 8-K, dated July 30, 2003, furnishing, under Item 12, a press release reporting financial results for the quarter ended June 27, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NASHUA CORPORATION

(Registrant)

Date: November 4, 2003	By: /s/John L. Patenaude

John L. Patenaude
Vice President-Finance and
Chief Financial Officer
(principal financial and duly authorized officer)