Form 10-K
period 2003-12-31
NASHUA CORP
filed 2004-03-15
CIK 69680

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

      As of June 27, 2003, the aggregate market value of the registrant’s voting stock held by non-affiliates was approximately $26,149,407. As of March 1, 2004, the number of shares outstanding of the registrant’s Common Stock was 5,970,034.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders of the registrant to be held on May 4, 2004 are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1.	Business

GENERAL

      Nashua Corporation is a manufacturer, converter and marketer of labels, specialty papers and imaging products. Our primary products include thermal and other coated papers, wide-format papers, pressure-sensitive labels and tags, transaction and financial receipts and toners and developers for use in photocopiers.

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

OPERATING SEGMENTS

      Set forth below is a brief summary of each of our three operating segments together with a description of their more significant products, competitors and operations. Our three operating segments are:

      (1) Label Products

      (2) Specialty Paper Products

      (3) Imaging Supplies

      Additional financial information regarding our business segments is contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of Part II, and Note 13 to our Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K.

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

      Nashua pressure-sensitive labels and tags are used for supermarket scales, retail shelf tags, inventory control, tracking, automatic identification, event tickets and address labels. We are a major supplier of labels to the supermarket industry and our labels are also used for such applications as retail shelf, ticket media, transportation, automatic data collection (barcode), mailer/package distribution and pharmaceutical and prescription fulfillment. The label industry is price-sensitive and competitive and includes competitors such as Moore-Wallace, Inc., Hobart Corporation and Convergent Label Technologies, as well as numerous regional converters.

      We depend on outside suppliers for most of the raw materials used by our Label Products segment to produce labels and ticket media. Primary materials used in producing our products include laminated paper and inks. Thermal paper constitutes a large percentage of the raw material cost for our and our competitors’ products. As a result, our costs and market pricing are heavily impacted by changes in thermal paper costs. We purchase materials from multiple suppliers and believe that adequate quantities of supplies are available. However, for some important raw materials, such as laminated paper and inks, we either sole source or obtain supplies from a few vendors. There is no current or anticipated supply disruption but a future supply disruption could negatively impact our operations until an alternate source of supply could be qualified. Additionally, there can be no assurance that our future operating results would not be adversely affected by either future increases in the cost of raw materials or sourced products or the curtailment of supply.

      During the third quarter of 2001, we discontinued our lamination business within our Label Products segment. In connection with this discontinuance, we entered into a supply agreement for laminated and coated products with The Fasson Roll North America division of Avery Dennison that commits us to purchase a significant portion of the laminated materials from them through December 31, 2005. If we fail to meet the minimum purchase volumes specified in the agreements, we will be subject to financial penalties. We acquired the required quantities and were in compliance with the requirements of the agreement for 2002 and 2003. Prior to our decision to exit the lamination business, we manufactured most of our laminated materials at our Omaha, Nebraska facility. Our decision to enter into the supply agreement and to cease our manufacturing of laminated materials increased our reliance on outside suppliers but eliminated a future need for significant capital investment in lamination equipment.

      In February 2003, we acquired the assets of The Label Company from Bunzl Distribution and signed a multi-year agreement to supply Bunzl with label products. The Label Company had primarily been a supplier of supermarket promotional, scale and product identification labels mainly for Bunzl and other customers. We believe this acquisition provides flexibility to our label manufacturing operations, adds additional volume to our coating facility within our Specialty Paper Products segment and enhances our relationship with a valued and long-standing customer. Operating activity relating to The Label Company is reported under our Label Products segment from the date of acquisition.

      In November 2003, we acquired the assets of the supermarket label product line from Zebra Technologies, Inc. The supermarket label business markets and distributes pressure sensitive direct thermal labels used solely for marking prepackaged meat, produce, deli and bakery items in supermarkets, grocery and convenience stores. Operating activity relating to this line is reported under our Label Products segment as discussed in Note 13 to our Consolidated Financial Statements.

Specialty Paper Products Segment

      Our Specialty Paper Products segment coats, converts and sells papers and films. Products include: thermal papers, dry-gummed papers, heat seal papers, wide-format media papers, carbonless papers, small rolls, financial receipts, retail consumer products, ribbons and cut-sheet bond papers. In September 2003 we sold our cut-sheet bond paper product line after determining the business was not strategic to our long-term goals.

      Thermal papers develop an image upon contact with either a heated stylus or a thermal print head. Thermal papers are used in point-of-sale printers, package identification systems, gaming and airline ticketing systems, medical and industrial recording charts and for conversion to labels. We coat and sell large roll thermal papers primarily to printers and converters. Competitors in the large roll thermal papers market include companies such as Appleton Papers, Inc. and Ricoh Corporation, as well as other manufacturers in the United States, Asia and Europe.

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

      Carbonless paper is a coated paper used in the production of multi-part business forms which produce multiple copies without carbon paper. We coat and sell carbonless paper in sheet form through fine paper merchants and in roll form directly to the printing industry, where it is converted into multi-part business forms. Within the carbonless paper market, we generally compete with Appleton Papers, Inc., MeadWestvaco Corporation and Imation Corporation.

      Small rolls of bond, carbonless and thermal papers are used for such applications as point-of-sale receipts for cash registers and credit card verification, financial receipts for ATM’s, teller systems and check processing, adding machine papers, and self-service applications, such as gas station pay-at-the-pump, casino/gambling and thermal facsimile for thermal fax printers. We sell converted small rolls to fine paper merchants, paper distributors, superstores, warehouse clubs, resellers and end-users. Our small roll brands include Perfect Print and IBM. Our major competitors in the small roll market include NCR Corporation, Paper Systems, Inc. and Moore-Wallace, Inc.

      Wide-format media papers are premium quality papers untreated or treated with either resin or non-resin coatings. We sell wide-format media papers to merchants, resellers, print-for-pay retailers and end-users for use in graphic applications, signs, engineering drawings, posters and for the reproduction of original copies. Our major competitors include Intelicoat Technologies, Inc. and Océ N.V.

      We depend on outside suppliers for the raw materials used by our Specialty Paper Products segment. Primary raw materials include paper, chemicals used in producing the various coatings that we apply, inks and ribbons. Paper constitutes a large percentage of the raw material cost for our and our competitors’ products. As a result, our costs and market pricing are heavily impacted by changes in paper costs. Generally, we purchase materials from multiple suppliers. However, we purchase some raw materials for specific coated product applications from a single supplier. While there is no current or anticipated supply disruption, a future supply disruption could negatively impact our operations until an alternate source of supply could be qualified. There can be no assurance that our future operating results would not be adversely affected by future increases in either the cost of raw materials or sourced products or the curtailment of supply.

      Several of the products in our Specialty Paper Products segment are in mature and declining markets. These include our dry-gummed papers, heat seal papers, bond papers and carbonless papers. Future sales and profitability for these product lines depend on our ability to maintain current prices and retain and increase our market share in these declining markets. We believe the market for thermal papers will continue to grow in the foreseeable future.

      We acquired the operating assets of Computer Imaging Supplies, Inc. on April 1, 2002 and certain assets of Dietzgen LLC on June 21, 2002. Operating results of our Specialty Paper Products segment reflect activity from the Computer Imaging Supplies’ point-of-sale fraud prevention business and the Dietzgen wide-format business as of our acquisition dates.

      In December 2003 we acquired the Magellan wide-format product line from PM Co. L.L.C. Operating activity under this product line will be reported in our Specialty Paper Products segment.

Imaging Supplies Segment

      Our Imaging Supplies segment manufactures and sells consumable products used in producing hard copy images. Our product line is comprised primarily of high quality, competitively priced toners and developers compatible with printers and copiers manufactured by Xerox Corporation, Ricoh Corporation, Océ N.V., IBM and others. In addition, this segment is vertically integrated in that it produces some of the resins that are used in the production of toners for both internal use as well as for sales to some external customers.

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

      We depend on outside suppliers for most of the raw materials used by our Imaging Supplies segment. One of our major raw materials is resin, which is an oil-based product that is susceptible to oil price fluctuations. Generally, we purchase assorted custom raw materials from multiple suppliers and believe that adequate quantities of supplies are available. However, we purchase some raw materials from single source suppliers. As such, while we are not currently aware of the existence of a disruption of a vendor’s business or our relationship with them that could significantly impact our operations, such a disruption in the future could negatively impact our operations until an alternative supplier could be qualified. There can be no assurance that our future operating results would not be adversely affected by future increases in raw material prices or the curtailment of supply. During 2002, we outsourced our toner filling operation and rely on third-party suppliers to complete this portion of our manufacturing process at a reduced cost compared to our prior internal cost. As such, disruption of toner filling supply from one or more vendors could negatively impact our operations until an alternative supply could be arranged. The third-party filling operations are currently satisfying our requirements.

      We discontinued our remanufactured laser cartridge operation during the first quarter of 2000 due to a continued decline in sales and profitability.

INFORMATION ABOUT MAJOR CUSTOMERS

      We have one group of customers under common control that represents more than ten percent of our consolidated revenues. Sales to Wal-Mart and Sam’s Club totaled $31.8 million in 2003, or approximately 11 percent of our total sales in 2003, comprised of sales of $20.1 million for our Specialty Paper Products segment and $11.7 million for our Label Products segment. While no other customer represented ten percent of our consolidated revenues, each of our segments has significant customers. The loss of a significant customer could have a material adverse effect on us or our segments.

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

INTELLECTUAL PROPERTY

      Our ability to compete may be affected by our ability to protect our proprietary information, as well as our ability to design products outside the scope of our competitors’ intellectual property rights. We hold a limited number of U.S. and foreign patents, but there can be no assurance that our patents will provide meaningful protection, nor can there be any assurance that third parties will not assert infringement claims against us or our customers in the future. If one of our products was ruled to be in violation of a competitors’ intellectual property rights, we could be required to expend significant resources to develop non-infringing alternatives or to obtain required licenses. There can be no assurance that we could successfully develop commercially viable alternatives or that we could obtain necessary licenses. Additionally, litigation relating to infringement claims could be lengthy or costly and could have an adverse material effect on our financial condition or results of operations regardless of the outcome of the litigation.

MANUFACTURING OPERATIONS

      We operate manufacturing facilities in the following locations:

•	Nashua, New Hampshire

•	Merrimack, New Hampshire

•	Omaha, Nebraska

•	Jefferson City, Tennessee

•	Morristown, Tennessee

•	Vernon, California

•	St. Louis, Missouri

      Our New Hampshire, Nebraska and California facilities are unionized. We completed multi-year labor negotiations for all three sites during 2002. More information regarding the operating segments and principal products produced at each location can be found below in Item 2 of Part I of this Form 10-K. There can be no assurance that future operating results will not be adversely affected by changes in either our or market labor wage rates or productivity.

RESEARCH AND DEVELOPMENT

      Our research and development efforts have been instrumental in the development of many of our products. We direct our research efforts primarily toward developing new products and processes and improving product performance, often in collaboration with customers. Our research and development efforts are focused primarily on new thermal coating applications and in developing printed circuits technology for our Specialty Paper and Label Products segments and new toner and developer formulations and toner cartridge designs for our Imaging Supplies segment. Our research and development expenditures were $2.5 million in 2003, $3.1 million in 2002 and $3.2 million in 2001.

ENVIRONMENTAL MATTERS

      We and our competitors are subject to various environmental laws and regulations. These include the Comprehensive Environmental Response, Compensation and Liability Act, as amended by the Superfund Amendments and Reauthorization Act, commonly known as “CERCLA,” the Resource Conservation and Recovery Act, commonly known as “RCRA,” the Clean Water Act and other state and local counterparts of these statutes. We believe that our operations have operated and continue to operate in compliance with applicable environmental laws and regulations. Nevertheless, we have received notices of alleged environmental violations in the past and we could receive additional notices of alleged environmental violations in the future. Violations of these environmental laws and regulations could result in substantial fines and penalties. Historically, we have addressed and/or attempted to remedy any alleged environmental violation upon notification.

      Our expenditures for compliance with environmental laws and regulations were $.4 million in 2003 and approximately $1.0 million per year in the previous four years. Additionally, for sites which we have received notification of the need to remediate, we have assessed our potential liability and have established a reserve for estimated costs associated with the remediation. At December 31, 2003, our reserves for potential environmental liabilities were $.7 million for continuing operations. However, liability of potentially responsible parties under CERCLA and RCRA is joint and several, and actual remediation expenses at sites where we are a potentially responsible party could either exceed or be below our current estimates. We believe, based on the facts currently known to us, our insurance coverage and the environmental reserve recorded, that our estimated remediation expense and on-going costs of compliance with environmental laws and regulations are not likely to have a material adverse effect on our consolidated financial position or results of operations.

EXECUTIVE OFFICERS

      Listed below are our executive officers as of March 1, 2004. No family relationships exist among our executive officers.

Name	Age	Position

Andrew B. Albert	58	Chairman, President and Chief Executive Officer
John L. Patenaude	54	Vice President — Finance, Chief Financial Officer and Treasurer
Margaret M. Callan	37	Corporate Controller and Chief Accounting Officer
Robert S. Amrein	49	Vice President — Human Resources, General Counsel and Clerk/ Secretary
Margaret S. Adams	48	Vice President, Chief Information Officer and President of the Converted Paper Division
Donna J. DiGiovine	42	Vice President, President of the Toner Products Division and the Coated Paper Division
Thomas R. Pagel	47	Vice President, President of the Label Products Division

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

      Ms. Callan has been our Corporate Controller since May 2003. She served as our Director of Strategic Planning and Analysis from January 2001 to May 2003 and our Director of External Reporting from November 1998 to January 2001.

      Mr. Amrein has been one of our Vice Presidents, General Counsel and Clerk/ Secretary since December 2000 and Vice President — Human Resources since May 2002. Prior to joining Nashua, he served as Chief Legal Counsel for M/A-Com, Inc. from 1997 to 2000 and as General Counsel and Corporate Secretary of Schneider Automation from 1988 to 1997.

      Ms. Adams has been one of our Vice Presidents since May 2002 and Chief Information Officer since October 2001. She has also served as President of our Converted Paper division since August 2003. Prior to joining Nashua, she served as Vice President of Operations for Kriticka from June 2000 to May 2001 and Vice President, Information Technology for Esselte from June 1998 to June 2000. Prior to June 1998, Ms. Adams held various marketing, operational and information technology positions at Avery Dennison, the most recent being Group Director of North American Technology.

      Ms. DiGiovine has been one of our Vice Presidents since December 1999. She has also served as President of our Coated Paper division since August 2003 and President of our Toner Products division since December 1999. From April 1999 to August 2003, she served as the General Manager of the Toner Products division. She served as Director of Marketing for our Imaging Supplies segment from September 1998 to April 1999 and as its Manager of Consumer Product Marketing from July 1996 to September 1998.

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

EMPLOYEES

      We had 929 full-time employees at February 1, 2004. Approximately 306 of our employees are members of one of several unions, principally the Paper, Allied Industrial, Chemical and Energy Workers International Union. We believe our employee relations are satisfactory.

      Our significant labor agreements include:

	Approximate #
	of Employees
Union	Covered	Location	Expiration Date

Paper, Allied Industrial, Chemical and Energy Workers International Union	119	Omaha, NE	March 31, 2007
Paper, Allied Industrial, Chemical and Energy Workers International Union	129	Merrimack, NH	April 2, 2006
United Commercial Food Workers Union	51	Vernon, CA	March 5, 2005
Other	7	Merrimack, NH	April 2, 2006

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

Principal Properties

	Total Square
Location	Footage		Nature of Products Produced

Corporate
Nashua, New Hampshire (leased)	12,000	(1)	none (corporate offices)
Park Ridge, Illinois (leased)	3,000	(1)	none (administrative offices)
San Francisco, California (leased)	1,000		none (administrative offices)
Specialty Paper Products Segment
Nashua, New Hampshire (leased)	6,000	(1)	none (administrative offices)
Merrimack, New Hampshire	475,000	(2)	coated paper products
Jefferson City, Tennessee	145,000		converted paper products
Morristown, Tennessee (leased)	80,000		converted paper products
Vernon, California (leased)	61,000		converted paper products
Park Ridge, Illinois (leased)	8,000	(1)	none (corporate and administrative offices)
Plymouth, Massachusetts (leased)	7,000		none (sales and administrative offices)
Palatine, Illinois (leased)	4,000		none (sales and administrative offices)
Kent, Washington (leased)	10,000		none (warehousing)
Label Products Segment
Omaha, Nebraska	170,000		label products
Jefferson City, Tennessee	60,000		label products
St. Louis, Missouri (leased)	33,000		label products
Imaging Supplies Segment
Nashua, New Hampshire	203,000		dry toner and developer products
Merrimack, New Hampshire	112,000		dry toner and developer products

(1)	Our Specialty Paper Products segment and corporate staff share approximately 11,000 square feet of office space in Park Ridge, IL and 18,000 square feet of office space in Nashua, NH.

(2)	Our Specialty Paper Products segment utilizes approximately 315,000 square feet and a portion of the remaining space is leased to a third party with the balance being marketed as rental space to other third parties.

Item 3.	Legal Proceedings

      In August and September 1996, two individual plaintiffs filed lawsuits in the Circuit Court of Cook County, Illinois against Nashua Corporation, Cerion Technologies, Inc., certain directors and officers of Cerion, and our underwriter, on behalf of all persons who purchased the common stock of Cerion between May 24, 1996 and July 9, 1996. These two complaints were consolidated. In March 1997, the same individual plaintiffs joined by a third plaintiff filed a Consolidated Amended Class Action Complaint. The consolidated complaint alleged that, in connection with Cerion’s initial public offering, the defendants issued materially false and misleading statements and omitted the disclosure of material facts regarding, in particular, certain significant customer relationships. In October 1997, the Circuit Court, on motion by the defendants, dismissed the consolidated complaint. The plaintiffs filed a Second Amended Consolidated Complaint alleging similar claims as the first consolidated complaint seeking damages and injunctive relief. On May 6, 1998, the Circuit Court, on motion by the defendants, dismissed with prejudice the second amended consolidated complaint. The plaintiffs filed with the Appellate Court an appeal of the Circuit Court’s ruling. On November 19, 1999, the Appellate Court reversed the Circuit Court’s ruling that dismissed the second amended consolidated complaint. The Appellate Court ruled that the second amended consolidated complaint represented a valid claim and sent the case back to the Circuit Court for further proceedings. On December 27, 1999, we filed a Petition with the Supreme Court of Illinois. In that Petition, we asked the Supreme Court of Illinois to determine whether the Circuit Court or the Appellate Court is correct. Our Petition was denied and the case was sent to the Circuit Court for trial. Discovery has been completed, but no date has been set for trial and pre-trial motions. On October 8, 2003, the Circuit Court heard motions on a Summary Judgment motion and a class action certification motion. The Circuit Court is expected to rule on these motions in the first quarter of 2004. We believe that the lawsuit is without merit and will continue to defend ourselves in this matter. We also believe that we will receive the value of our 37.1 percent ownership in the Cerion Liquidating Trust which was valued at $.9 million on an after-tax basis at December 31, 2003. Our investment in Cerion is included under other assets in our Consolidated Balance Sheet.

      On September 14, 2000, Edward G. Krasnecki and EGK Realty Corporation filed suit against Nashua Corporation in the Superior Court of the Commonwealth of Massachusetts, Middlesex County. The plaintiffs are the owners of real property, formerly leased by us, located at 260 Billerica Road, Chelmsford, Massachusetts. The plaintiffs alleged that when we vacated the premises in 1997, we failed to remove improvements we had made to the property, failed to clean the premises as required by our lease, and left contamination on the property resulting in lost opportunities to the plaintiffs, for which the plaintiffs seek damages. We responded to their complaint, denying all liability and asserting affirmative defenses. We maintained that when we vacated the premises, we removed three underground tanks that we were entitled to remove under the terms of our lease, we detected soil contamination, reported and took prompt remedial action all in accordance with Massachusetts law, and were not liable to the plaintiffs. We also denied that we failed to remove improvements or that we failed to clean the premises in accordance with the terms of our lease. The matter was settled in 2003 and is now resolved.

      On May 30, 2003, Ricoh Company, Ltd. and affiliated companies filed a suit in the U.S. District Court for the District of New Jersey against several defendants, including the largest customer of Nashua’s Imaging Supplies segment and another company who is a supplier to the Imaging Supplies segment. The Complaint alleged multiple counts of patent infringement, trademark infringement, unfair competition and copyright infringement by the defendants. On October 17, 2003, Ricoh amended the Complaint and added Nashua as an additional co-defendant in the suit. The allegations arose from the sale and distribution of Ricoh compatible toner products. Nashua filed a legal answer to the Complaint in December 2003. The suit is at its earliest stages with the legal discovery phase to continue in 2004. Attorneys for Nashua are in the process of reviewing the background and history of the lawsuit in order to fully develop our legal position and defenses in this matter. We believe we have valid defenses and potential recourse against certain other co-defendants in this matter.

      In December 2002, we eliminated the availability of certain postretirement health benefits to union and non-union employees of Nashua who had at least 10 years of service and chose to retire between age 60 to 65 which provided access to health benefits until age 65. The unions in New Hampshire objected to the action and filed a grievance. The final step of the grievance process is arbitration by the American Arbitration Association. The subject of the Arbitration was the interpretation of the collective bargaining contract language which we believe allows modification of the eligibility of those postretirement health benefits. The unions’ position is that regardless of the contract wording, these benefits cannot be eliminated without bargaining with the unions. The Arbitration hearing occurred on July 28, 2003 and the arbitrator ruled in favor of the unions on October 24, 2003. On November 24, 2003, we filed an appeal of the arbitration decision with the U.S. District Court for the District of New Hampshire. We believe the arbitrator erred in his decision process. We anticipate the complete appeals process could take several years.

      We are involved in certain environmental matters and have been designated by the Environmental Protection Agency, referred to as the EPA, as a potentially responsible party for certain hazardous waste sites. In addition, we have been notified by certain state environmental agencies that some of our sites not addressed by the EPA require remedial action. These sites are in various stages of investigation and remediation. Due to the unique physical characteristics of each site, the technology employed, the extended timeframes of each remediation, the interpretation of applicable laws and regulations and the financial viability of other potential participants, our ultimate cost of remediation is difficult to estimate. Accordingly, estimates could either increase or decrease in the future due to changes in such factors. At December 31, 2003, based on the facts currently known and our prior experience with these matters, we have concluded that it is probable that site assessment, remediation and monitoring costs will be incurred. We have estimated a range for these costs of $.7 million to $1.3 million for continuing operations. These estimates could increase if other potentially responsible parties or our insurance carriers are unable or unwilling to bear their allocated share and cannot be compelled to do so. At December 31, 2003, our accrual balances relating to environmental matters were $.7 million for continuing operations. Based on information currently available, we believe that it is probable that the major potentially responsible parties will fully pay the costs apportioned to them. We believe that our remediation expense is not likely to have a material adverse effect on our consolidated financial position or results of operations.

      We are involved in various other lawsuits, claims and inquiries, most of which are routine to the nature of our business. In the opinion of our management, the resolution of these matters will not materially affect our Company.

Item 4.	Submission of Matters to a Vote of Security Holders

      None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

      Our common stock is listed and traded on the New York Stock Exchange under the trading symbol “NSH.” As of December 31, 2003, the number of holders of our common stock was approximately 1,115. The following table sets forth the high and low sales price per share for our common stock as reported by the New York Stock Exchange for each period indicated.

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter	Year

2003
High	$9.02	$9.48	$9.50	$9.08	$9.50
Low	$8.65	$8.73	$6.75	$7.93	$6.75
2002
High	$7.54	$7.25	$10.20	$9.60	$10.20
Low	$5.40	$5.85	$6.20	$6.85	$5.40

      Our ability to pay dividends is restricted to $.6 million under the provisions of our debt agreement, without the prior approval of our lenders. We did not declare or pay a cash dividend on our common stock in 2003 or 2002 and do not currently intend to pay dividends in the foreseeable future.

Item 6.     Selected Financial Data(1)

NASHUA CORPORATION AND SUBSIDIARIES

FIVE-YEAR FINANCIAL REVIEW

	December 31,

	2003	2002	2001	2000	1999

	(In thousands, except per share data,
	number of employees and percentages)
Operations(2)
Net sales	$288,906	$283,190	$272,510	$253,122	$170,844
Gross margin percentage	18.6%	19.8%	20.5%	20.1%	24.0%
Selling, distribution, general and administrative expenses as a percentage of sales	16.5%	16.9%	18.3%	19.5%	20.3%
Income before interest and income taxes as a percentage of sales(3)	0.5%	1.9%	—	5.9%	2.1%
Income (loss) before income taxes as a percentage of sales(3)	0.1%	1.4%	(1.0)%	5.1%	1.7%
Income (loss) as a percentage of sales(3)	0.0%	.8%	(0.9)%	2.1%	(0.3)%
Effective tax provision (benefit) rate	53.4%	39.5%	(12.0)%	58.3%	114.6%
Income (loss) before income taxes(3)	$219	$3,828	$(2,782)	$12,914	$2,883
Income (loss) from continuing operations(3)	$102	$2,316	$(2,448)	$5,386	$(420)
Loss from discontinued operations, net of taxes	—	—	—	—	$(4,001)
Net income (loss)	$102	$2,316	$(2,448)	$5,386	$(4,421)
Basic and diluted earnings (loss) per common share:
Continuing operations(3)	$0.02	$0.40	$(0.43)	$.95	$(0.07)
Discontinued operations	—	—	—	—	$(0.70)
Net income (loss)(3)	$0.02	$0.40	$(0.43)	$.95	$(0.77)
Financial Position(2)
Working capital	$22,296	$21,011	$16,528	$22,531	$35,562
Total assets	$151,676	$146,188	$145,046	$170,471	$130,445
Non-current portion of long-term debt	$24,200	$23,000	$23,280	$35,905	$511
Total long-term obligations	$27,468	$27,079	$25,740	$46,171	$1,022
Total capital employed	$88,797	$87,018	$95,677	$118,048	$67,848
Total debt as a percentage of capital employed	31.1%	28.7%	26.4%	38.7%	1.5%
Shareholders’ equity	$61,197	$62,018	$70,397	$72,337	$66,826
Shareholders’ equity per common share	$10.37	$10.66	$12.32	$12.79	$11.86
Other Selected Data(2)
Investment in plant and equipment (excluding acquisitions)	$4,307	$4,349	$2,375	$9,625	$7,855
Depreciation and amortization	$7,942	$7,581	$9,748	$9,304	$6,381
Dividends per common share	—	—	—	$.01	—
Return on average shareholders’ equity	0.2%	3.5%	(3.4)%	7.7%	(6.2)%
Common stock price range:
High	$9.50	$10.20	$7.85	$10.31	$15.44
Low	$6.75	$5.40	$3.06	$3.56	$6.56
Year-end closing price	$8.50	$8.78	$5.87	$4.44	$7.50
Number of employees from continuing operations	929	1,026	971	1,140	729
Average common shares outstanding	5,869	5,783	5,696	5,649	5,718

(1)	See Note 14 to our Consolidated Financial Statements for Selected Quarterly Financial Data required under Item 302 of Regulation S-K.

(2)	See Note 2 to our Consolidated Financial Statements for a description of business changes relevant to this data.

(3)	Income (loss) is from continuing operations which includes:

	2003		2002		2001		2000		1999

	Dollars	% Sales	Dollars	% Sales	Dollars	% Sales	Dollars	% Sales	Dollars	% Sales

	(Dollars in millions)
Restructuring and other unusual (income) charges	$(.1)	0%	$(.1)	.1%	$3.0	1.1%	$1.0	.4%	$(1.3)	.8%
Net (gain)/loss on curtailment of postretirement plans	$1.6	.1%	$(.2)	.1%	—	—	—	—	—	—
Pension settlement income	—	—	—	—	—	—	$18.6	7.3%	—	—

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

      Our Management Discussion and Analysis should be read in conjunction with Item 1: Business; Item 6: Selected Financial Data; and Item 8: Financial Statements and Supplementary Data.

OVERVIEW

      During the past few years we believe we continued to strengthen our operating base in order to deliver more favorable results as the economy improves. Our strategy continues to focus on value-added propositions, cost containment and the resolution of “legacy” issues.

      The value-added propositions have been enhanced by the following:

•	Exiting non-strategic businesses.

•	Acquiring businesses that provide differentiated products to our product mix, additional customers, and enhancements to our manufacturing plants and to our existing businesses through increased volumes.

•	Investing in research and development projects that provide new or enhanced products to our customers and have the capability to develop products that may provide a future competitive edge, such as toners and developers, thermal products and radio frequency identification (RFID) products.

•	Improving our information technology systems to facilitate customer interfaces for ordering products and tracking orders through our manufacturing process such as our Nashua Advantage program.

•	Developing strategic alliances that enhance our value.

      As we move ahead with the continued update and implementation of our strategies, we will continue to focus on adding value by assessing the profitability of each of our businesses and the overall strategic fit within our business model. We will continue to examine acquisitions which add value, but we will not become over leveraged to obtain the added value. Our research efforts will focus on new product development that may enhance our future competitive edge. For example, we expect to introduce four new toners in 2004 and continue the development of RFID products. We plan to encourage our customers to utilize Nashua Advantage, our web-based ordering system. We plan to seek alliances which will enhance our overall strategies and profitability.

      We will continue to focus on cost containment. During 2003, we reduced our workforce at a cost of $1.6 million. While savings of approximately $2.1 million were obtained in 2003, we expect incremental savings of approximately $3.9 million in 2004 exclusively from the workforce reductions taken in 2003. We will continue to review our cost structure for areas where additional savings can be obtained. We will review opportunities to reduce the amount of space currently leased by us and seek to either consolidate administrative space or eliminate excess leased space if possible. Also, we will continue to invest in equipment designed to reduce or contain labor cost, reduce waste and thereby reduce our overall cost structure.

      In the past three years, we have continued to address legacy issues related to tax matters, employee benefits and environmental and various other litigation. We have been successful in resolving the federal tax matters for 1992 through 1994 and addressing employee benefit costs such as pensions and other postretirement benefits relative to a company of our size. We plan to continue to address and work to resolve these outstanding matters.

      Our net sales increased 2.0 percent to $288.9 million in 2003 compared to 2002. Our gross margin percentage decreased from 19.8 percent in 2002 to 18.6 percent in 2003. Our selling and distribution expenses decreased, while our administrative expenses increased in 2003. Our Label Products, Specialty Paper Products and Imaging Supplies segments all operated profitably in 2003. These financial results are further discussed in the Consolidated Results of Operations.

      Our 2003 results include contributions from our strategic acquisitions which consist of the April 2002 acquisition of the assets of Computer Imaging Supplies, known as CIS, used in the fraud prevention business, the June 2002 acquisition of certain assets of Dietzgen LLC, used in the wide-format business, and the

February 2003 acquisition of the assets of The Label Company, a supplier of supermarket, promotional and product identification labels. These acquisitions expanded our product lines, increased our customer base and helped us increase plant utilization.

      During 2003, we experienced the following significant developments:

•	In December 2003, we acquired the assets of the Magellan wide-format graphics product line from PM Co. L.L.C.. This acquisition is consistent with our strategy of adding value with new products and services that leverage our converting and distribution capabilities. Operating activity relating to this product line will be reported in our Specialty Paper Products segment.

•	In November 2003, we acquired the assets of the supermarket label product line from Zebra Technologies, Inc. The supermarket label business markets and distributes pressure sensitive direct thermal labels used solely for marking prepackaged meat, produce, deli and bakery items in supermarkets, grocery and convenience stores. Operating activity relating to this product line is reported under our Label Products segment.

•	Our 2003 results were negatively impacted by a fourth quarter one-time, non-cash charge of $1.6 million related to postretirement healthcare benefits for union employees located in New Hampshire. In December 2002, we eliminated a postretirement healthcare benefit for all union employees retiring after December 31, 2002. The benefit provided employees who had 10 years of service and retired at age 60 or older with access to medical insurance through age 65. In 2002, we recognized a $1.6 million non-cash gain for the termination of this postretirement healthcare benefit for hourly union employees located in New Hampshire. The unions subsequently filed a grievance against the termination of the postretirement healthcare benefits for union employees which was heard by an arbitrator in July 2003. The arbitrator ruled in favor of the unions on October 24, 2003, and we subsequently appealed the arbitrator’s opinion in the U.S. District Court in New Hampshire on November 24, 2003. After filing the appeal of the arbitrator’s ruling, we held unsuccessful discussions with the unions in an attempt to resolve and mitigate the impact of the arbitrator’s ruling. Our appeal is currently pending. The postretirement benefit is accrued for all 138 union employees located in New Hampshire as required by the accounting rules. As of December 31, 2003, only 32 employees were eligible for the healthcare benefit prior to the expiration date of the current union contracts.

•	In connection with workforce reductions in 2003, we incurred severance charges of $1.6 million which were offset by approximately $2.1 million of current year savings. These workforce reductions reflect our initiatives to streamline processes and control costs. The table below shows the 2003 severance charges, 2003 savings and annualized projected savings by segment:

		Estimated

	2003			Annualized
	Severance	2003	2003	Projected
Segment	Charges	Savings	Net Savings	Savings

	(In millions)
Label Products	$.3	$.2	$(.1)	$1.3
Specialty Paper Products	$1.0	$1.6	$.6	$4.0
Unallocated Corporate	$.3	$.3	$0	$.7

Total	$1.6	$2.1	$.5	$6.0

•	In the fourth quarter of 2003, we incurred a one-time $330,000 charge related to the settlement of future obligations under an employment contract in which we were required to fund a split dollar life insurance policy on behalf of our Chief Executive Officer, Andrew Albert. Future funding of these types of insurance policies is now prohibited under the Sarbanes-Oxley Act. As part of the agreement, Mr. Albert repaid Nashua $313,000, in January 2004, for insurance premiums previously paid by us. Therefore, the settlement had a negligible impact on our cash flow.

•	In February 2003, we entered into a strategic agreement with Parlex Corporation to cooperate in the development of flexible circuit technology incorporating proprietary printing and plating technologies.

The agreement created an organization, Stratos Technology, LLC, of which we own 50 percent, that draws on both parties’ relative expertise in ink and printed circuit technology, label converting and the design, application and production of flexible circuits. Under the agreement, Stratos Technology is working to develop innovative products for use in the automotive, cellular and RFID markets. As of February 2004, Stratos’ products are still in the development stage.

•	In February 2003, we acquired the assets and assumed certain liabilities of The Label Company from Bunzl Distribution and signed a multi-year agreement to supply Bunzl with label products. The Label Company had primarily been a supplier of supermarket, promotional and product identification labels mainly for Bunzl and other customers. The acquisition added flexibility to our label manufacturing operations, provided additional volume to our coating facility within our Specialty Paper Products segment and enhanced our relationship with a valued and long-standing customer. The Label Company had 2002 sales of approximately $9.0 million. Operating activity relating to the assets of The Label Company is reported under our Label Products segment from the date of acquisition.

      During 2002, we experienced the following significant developments:

•	During the fourth quarter of 2002, we recorded a non-cash charge of $11.4 million to shareholders’ equity because as of December 31, 2002, the accumulated benefit obligations of our company-sponsored pension plans exceeded the fair value of the assets of the plans due to declines in the fair market value of equities held by the plans and decreases in our expected return on plan assets and discount rate resulting from current economic trends. This charge was net of $7.5 million in tax benefits, which are included in other assets and reflect an increase in our deferred tax assets.

•	In October 2002, our Board of Directors approved changes to The Nashua Corporation Retirement Plan for Salaried Employees, The Supplemental Executive Retirement Plan and postretirement benefit plans, which were effective as of December 31, 2002. As a result of these changes, we recognized a gain of $2.7 million related to the elimination of certain benefits related to our retiree medical and death benefit plans and a gain of $.2 million from the buy out of a portion of existing retirees’ death benefits, largely offset by a loss of $2.7 million related to freezing benefits provided by the salaried pension plans. This excluded the gain related to the buy out of additional existing retirees’ death benefits, which was completed in the first quarter of 2003. Employees impacted by the freeze in pension benefits are eligible to participate in Nashua’s profit sharing plan beginning in 2003. Profit sharing contributions must be approved by our Board of Directors and are discretionary.

•	During the fourth quarter of 2002, we reached an agreement with the Appeals office of the United States Internal Revenue Service regarding the outstanding proposed assessment of federal income tax for the years 1992 to 1994 as more fully discussed in Note 7 to our Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K.

•	In June 2002, we completed our shareholder-approved reincorporation from Delaware to Massachusetts. The reincorporation eliminated certain restrictions on our ability to borrow funds and our new corporate charter increased shareholder rights and reduced our corporate expenses. In connection with our reincorporation, our authorized capital was reduced from 40 million shares of common stock and 2 million shares of preferred stock, each with a par value of $1 per share, to 20 million shares of common stock, par value $1 per share. As part of the reincorporation, the 1,023,068 shares of common stock held in treasury were retired with their cost above par value allocated on a pro rata basis against additional paid-in capital and retained earnings.

•	In June 2002, we acquired out of bankruptcy some of the assets of Dietzgen LLC, including trademarks, trade names, customer lists and certain equipment and inventories. Dietzgen, an after-market provider of wide-format digital media and imaging supplies for the architectural, engineering and construction markets, filed for protection under Chapter 11 of the U.S. Bankruptcy Code on January 31, 2002. Operating activity relating to the assets acquired from Dietzgen is reported as part of our Specialty Paper Products segment from the date of acquisition.

•	In April 2002, we acquired the assets of CIS, a privately held manufacturer and marketer of security and fraud prevention products for the point-of-sale transaction industry and of inkjet and toner cartridges. The products of CIS include multi-color ribbons and specialized inks that prevent unauthorized duplication of cash register receipts. Operating activity relating to the assets acquired from CIS is reported as part of our Specialty Paper Products segment from the date of acquisition.

•	During the first quarter of 2002, we entered into a new three-year secured financing agreement with LaSalle Bank, NA and Fleet National Bank. This agreement provides us with a revolving line of credit of up to $30 million and a term loan of $10 million as more fully described in Note 5 to our Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K.

•	Effective January 1, 2002, we eliminated goodwill amortization in accordance with Financial Accounting Standard 142. Goodwill amortization was $1.7 million for 2001. We now evaluate goodwill for impairment under the guidelines set forth in FAS 142. We completed the initial and annual impairment tests required by FAS 142 and concluded that no impairment existed at January 1, 2002, November 1, 2002 and November 1, 2003.

      During 2001, we experienced the following significant development:

•	During the third quarter of 2001, we discontinued our lamination business within our Label Products segment. As a result, we recorded restructuring charges totaling $4.1 million, of which approximately $3.3 million represented non-cash charges relating to the write-off of fixed assets and the remainder represented severance and other costs associated with the shutdown of this business. In connection with this discontinuance, we entered into supply agreements for laminated and coated products with The Fasson Roll North America division of Avery Dennison. Under the terms of the agreements, we are committed to purchase a significant portion of the laminated materials we use in our Label Products segment from Avery Dennison through December 31, 2005. If we fail to meet the minimum purchase volumes specified in the agreements, we are subject to financial penalties. We acquired the required quantities and were in compliance with the agreements for 2002 and 2003. Prior to our decision to exit the lamination business, we manufactured most of our laminated materials at our Omaha, Nebraska location. Our decision to enter into these supply agreements and to cease our manufacturing of laminated materials increased our reliance on outside suppliers, but eliminated a future need for significant capital investment in lamination equipment.

CONSOLIDATED RESULTS OF OPERATIONS

The consolidated results of operations should be read in conjunction with the individual segment results.

				Percent Change

				2003 vs.	2002 vs.
	2003	2002	2001	2002	2001

	(In millions)
Net sales
Label Products	$101.8	$100.8	$107.9	1.0	(6.6)
Specialty Paper Products	169.0	160.7	150.4	5.2	6.9
Imaging Supplies	23.5	24.0	24.4	(2.1)	(1.6)
Eliminating	(5.4)	(2.3)	(10.2)	—	—

Consolidated Net Sales	288.9	283.2	272.5	2.0	3.9
Gross margin
Label Products	17.3	17.9	20.0	(3.4)	(10.5)
Specialty Paper Products	31.9	32.6	29.2	(2.1)	11.6
Imaging Supplies	4.6	5.6	6.5	(17.9)	(13.8)
Eliminating	—	—	.1	—	—

Consolidated Gross margin	53.8	56.1	55.8	(4.1)	.4
Gross margin %	18.6%	19.8%	20.5%	—	—
Selling and distribution expenses	27.2	28.1	28.8	(3.2)	(2.4)
General and administrative expenses	20.6	19.7	19.3	4.3	2.1
Research and development expenses	2.5	3.1	3.2	(19.4)	(3.1)
Net loss (gain) on curtailment of pension and postretirement benefits	1.6	(.2)	—	—	—
Loss from equity investments	.5	.1	—	—	—
Restructuring and other unusual (income) charges	(.1)	(.1)	3.0	—	—
Goodwill amortization	—	—	1.6	—	—
Interest expense, net	1.3	1.5	2.7	(13.3)	(44.4)
Income (loss) before income taxes	.2	3.8	(2.8)	(94.7)	235.7
Net income (loss)	$.1	$2.3	$(2.4)	(95.7)	195.8

      Our net sales were $288.9 million in 2003, an increase of $5.7 million compared to $283.2 million in 2002, which increased $10.7 million compared to $272.5 million in 2001.

•	The 2.0 percent increase from 2002 to 2003 was primarily due to increased sales in our Specialty Paper Products segment partially offset by a slight decrease in sales in our Imaging Supplies segment.

•	The 3.9 percent increase from 2001 to 2002 was primarily due to increased sales in our Specialty Paper Products segment, which offset sales declines in our Imaging Supplies and Label Products segments, which are further discussed below under “Results of Operations by Reportable Segment.”

      Our gross margin was $53.8 million in 2003 compared to $56.1 million in 2002 and $55.8 million in 2001. Our operating gross margin percentage decreased to 18.6 percent in 2003 from 19.8 percent in 2002 and 20.5 percent in 2001.

•	The margin percent decrease from 2002 to 2003 was a result of lower margins in all of our segments. The $2.3 million decrease in gross margin in 2003 was due primarily to an unfavorable product mix, pricing pressures, and volume declines within some of our product lines.

•	The decrease in the gross margin percentage in 2002 was due to declines in our Label Products and Imaging Supplies segments, which was partially offset by an increase in gross margin percentage for our Specialty Paper Products segment.

•	Gross margin for each of our business segments is discussed in detail below under “Results of Operations by Reportable Operating Segment.”

      Selling and distribution expenses decreased to $27.2 million in 2003 compared to $28.1 million in 2002 and $28.8 million in 2001. As a percent of sales, selling and distribution expenses decreased to 9.4 percent in 2003 from 9.9 percent in 2002 and 10.6 percent in 2001.

•	Increases of $.7 million in expenses in the Specialty Paper Products segment were more than offset by reductions of $.6 million in the Imaging Supplies segment and $1.0 million in the Label Products segment in 2003.

•	The $.7 million decline in 2002 was due to decreases in our Imaging Supplies and Label Products segments.

•	Selling and distribution expenses for each of our business segments is discussed in detail below under “Results of Operations by Reportable Operating Segment.”

      General and administrative expenses increased $.9 million to $20.6 million in 2003 compared to $19.7 million in 2002, which increased $.4 million compared to $19.3 million in 2001. As a percent of sales, general and administrative expenses were 7.1 percent in 2003 compared to 7.0 percent in 2002 and 7.1 percent in 2001.

•	The increase in 2003 was driven by increases of $1.2 million in expenses in our Specialty Paper Products segment offsetting a $.3 million decrease in corporate expenses. The decrease in corporate expenses in 2003 was primarily due to lower legal fees, training costs, staffing and pension administration costs which more than offset a $.3 million expense relating to severance costs associated with the reduction of corporate staff and a $.3 million expense pertaining to a settlement of obligations under our Chief Executive Officer’s employment contract.

•	In 2002 compared to 2001, a reduction in general and administrative expenses by our Imaging Supplies segment was more than offset by increases in our other segments and in our corporate administrative expenses. The 2002 increase in corporate expenses primarily resulted from increased legal and consulting fees associated with freezing our salaried pension plan benefits and eliminating certain postretirement benefits, our reincorporation in Massachusetts and our defense of the litigation discussed in Note 11 to our Consolidated Financial Statements included in Item 8 of Part II of this Form 10-K.

•	General and administrative expenses for each of our business segments is discussed below under “Results of Operations by Reportable Operating Segment.”

      Research and development expenses decreased to $2.5 million in 2003 compared to $3.1 million in 2002 and $3.2 million in 2001. As a percent of sales, research and development expenses were .9 percent in 2003 compared to 1.1 percent in 2002 and 1.2 percent in 2001.

•	The $.7 million decrease in 2003 was primarily due to a shift in quality control related costs from research and development to manufacturing in our Specialty Paper Products segment.

•	Research and development remained primarily unchanged from 2001 to 2002.

      Net interest expense declined slightly to $1.3 million in 2003 compared to $1.5 million in 2002 and $2.7 million in 2001. Our weighted average annual interest rate on long-term debt declined to 3.3 percent in

2003 and 4.6 percent in 2002, compared to 8.0 percent for 2001. Our average balance on long-term debt increased $1.2 million from 2002 to 2003 and declined $8.8 million from 2001 to 2002.

•	The decline in 2003 from 2002 was primarily due to lower interest rates.

•	The decline of $1.2 million in 2002 was due to reduced debt and lower interest rates.

      During 2003, we recognized a $1.6 million expense resulting from a reversal of a curtailment adjustment related to postretirement healthcare benefits for union employees located in New Hampshire as discussed above in the significant developments section. During 2002, we recognized a net gain of $.2 million resulting from our decision to freeze our salaried pension plan benefits and eliminate certain postretirement benefit plans.

      Net restructuring and unusual income of $68,000 for 2003 and $88,000 for 2002 represent adjustments to our previously established restructuring reserves.

      Our net restructuring and unusual charge of $3.0 million for 2001 included charges of $4.1 million related to exiting the lamination business in our Label Products segment, $.6 million associated with the outsourcing of our toner filling operation within our Imaging Supplies segment and a net $.3 million of other restructuring and unusual items, partially offset by unusual income of $1.4 million resulting from a favorable legal settlement associated with an antitrust class action suit and $.6 million from the sale of unutilized land in Merrimack, NH.

      Details of our restructuring reserves during 2003 and 2002, which are included in accrued expenses, were as follows:

	Reserve			Reserve
	Balance	Adjustments	Current	Balance
	Dec. 31,	to Prior	Year	Dec. 31,
	2002	Provision	Payments	2003

	(In thousands)
2003 Activity:
Provisions for severance related to workforce reductions	$166	$(68)	$(37)	$61

Total	$166	$(68)	$(37)	$61

	Reserve				Reserve
	Balance	Adjustments	Current		Balance
	Dec. 31,	to Prior	Year	Non-cash	Dec. 31,
	2001	Provision	Payments	Write-offs	2002

	(In thousands)
2002 Activity:
Provisions for severance related to workforce reductions	$1,179	$(133)	$(880)	$—	$166
Provisions for assets to be sold or discarded	386	45	—	(431)	—
Other	422	—	(24)	(398)	—

Total	$1,987	$(88)	$(904)	$(829)	$166

      Our income before income taxes was $.2 million in 2003, compared to $3.8 million in 2002 and loss before income taxes of $2.8 million in 2001. The $3.6 million decrease in our pretax income from 2002 to 2003 was primarily due to lower profitability in our Specialty Paper Products and Imaging Supplies segments and an incurred expense resulting from the reversal of a curtailment adjustment related to the postretirement healthcare benefits for union employees located in New Hampshire, which were partially offset by higher profitability in our Label segment.

      The $6.6 million increase in income before income taxes for 2002 compared to 2001 was primarily due to the restructuring and unusual charge of $3.0 million included in 2001, which is described above. Our 2002 income before income taxes, goodwill amortization, restructuring and other unusual items and a net gain on freezing the salaried pension plan benefits and eliminating certain postretirement benefits, improved by $1.7 million compared to 2001. This $1.7 million improvement was comprised primarily of increased profitability in our Imaging Supplies segment of $.7 million and in our Specialty Paper Products segment of $1.6 million, as well as a reduction in net interest expense of $1.2 million, partially offset by a decrease in the profitability of our Label Products segment of $1.2 million and an increase in corporate general and administrative expenses of $.3 million. Pretax results for 2002 include a net workers’ compensation refund of approximately $.4 million relating to experience rate adjustments for prior years. Pretax results for 2001 included pretax income of $.5 million from the sale of part of our Projection System’s technology.

      Our annual effective income tax rate in 2003 was 53.4 percent and is higher than the U.S. statutory rate principally due to the impact of state income taxes and non-deductible expenses. The increase in the annual effective income tax rate between 2003 and 2002 is primarily due to the impact of lower income and non-deductible expenses. The change in the estimated annual effective income tax rate from a benefit of 12.0 percent for 2001 to a provision of 39.5 percent for 2002 is primarily due to the impact of non-deductible goodwill amortization during 2001.

      Net income for 2003 was $.1 million, or $.02 per share, a decrease from $2.3 million, or $.40 per share, in 2002. Net income for 2002 improved $4.8 million, or $0.83 per share, as compared to 2001 primarily due to improved operating results and reductions in goodwill amortization due to accounting changes and net interest expense as detailed above. Net income for 2002 was $2.3 million, or $0.40 per share, compared to a loss of $2.4 million, or $0.43 per share, for 2001.

RESULTS OF OPERATIONS BY REPORTABLE OPERATING SEGMENT

Label Products Segment

				Percent Change

				2003 vs.	2002 vs.
	2003	2002	2001	2002	2001

	(In millions)
Net sales	$101.8	$100.8	$107.9	1.0	(6.6)
Gross margin	17.3	17.9	20.0	(3.4)	(10.5)
Gross margin %	17.0%	17.7%	18.5%	—	—
Selling and distribution expenses	7.4	8.4	9.6	(11.9)	(12.5)
General and administrative expenses	3.8	3.8	3.6	—	5.6
Other	.3	.2	.1	33.3	50.0
Income from operations before interest, taxes and unusual items	$5.8	$5.5	$6.7	5.5	(17.9)

      Net sales for our Label Products segment increased to $101.8 million in 2003 from $100.8 million in 2002, a decrease from $107.9 million in 2001.

•	The increase in 2003 was driven by incremental supermarket sales of $7.7 million from the acquired Label Company business, which more than offset a decrease in sales of $5.7 million in the remaining supermarket thermal product line. The lower supermarket thermal sales were primarily due to the loss of a major customer, as well as continued pricing pressures due to overcapacity in the label industry. Other drivers include $2.5 million of increased sales in the automatic identification product line, offset by decreases of $.7 million in the retail shelf product line, $1.4 million in the EDP product line, $.4 million in the ticket product line, $.5 million in the inform product line and $1.5 million in other product lines. The increase in automatic identification label sales was the result of new business from a five-year contract executed in the fourth quarter of 2002. The decrease in retail shelf sales was due to the reduction of inventory by a major customer. The decrease in the ticket product line sales is primarily due to the loss of a major cinema customer due to customer consolidation within the theater industry. Our sales in the EDP product line were negatively impacted by a sluggish economy, changing technology and lower sales to charitable organizations.

•	Our Label Products segment reported a $7.1 million, or 6.6 percent, decline in sales in 2002 compared to 2001 due to our exiting the lamination business during the third quarter of 2001. Sales for our discontinued lamination business were $10.7 million for 2001. Excluding sales for the discontinued lamination business, sales for 2002 improved by approximately $3.6 million compared to the prior year. Increased volume in our automatic identification, retail shelf, ticket and inform product lines was partially offset by overall pricing pressures stemming from current economic conditions and overcapacity in the label industry, as well as by volume declines in our supermarket thermal product line. Sales improvements in our automatic identification and inform product lines were driven by growth in the transportation label product used for automatic identification, as well as new business. Sales declines for our supermarket thermal product line were due to pricing pressures, the decision by a customer to produce labels internally and the movement of some existing customers to outsourced centralized meatpacking, partially offset by new lower margin business with other customers.

      Gross margin for the Label Products segment decreased $.6 million to $17.3 million in 2003 compared to $17.9 million in 2002 and $20.0 million in 2001. The gross margin percentage decreased to 17.0 percent in 2003 compared to 17.7 percent in 2002 and 18.5 percent in 2001.

•	The gross margin decrease of $.6 million in 2003 from 2002 was primarily due to unfavorable product mix and pricing pressures exacerbated by certain Internet auctions and the overcapacity in the label industry, partially offset by improved manufacturing efficiencies and material cost reductions.

•	Gross margin percentage for our Label Products segment declined in 2002 from 2001, primarily due to unabsorbed fixed manufacturing costs in our Omaha facility and pricing pressures stemming from economic conditions and industry overcapacity. Manufacturing costs for the year were negatively impacted by the decreased utilization and unfavorable fixed cost absorption at our Omaha, Nebraska plant caused by our exit from the lamination business.

      Selling and distribution expenses for our Label Products segment declined $1.0 million to $7.4 million in 2003 compared to $8.4 million in 2002 and $9.6 million in 2001. As a percentage of sales, selling and distribution expenses declined to 7.3 percent in 2003 compared to 8.4 percent in 2002 and 8.9 percent in 2001. The decrease in 2003 resulted primarily from lower direct selling expenses and lower distribution costs, which was partially offset with severance costs. The decrease in 2002 resulted primarily from lower freight costs and bad debt expense. Freight costs improved as we transitioned to a new freight carrier in 2002. Bad debt expense was lower in 2002 due to the recovery of receivables previously reserved as uncollectible.

      General and administrative expenses for our Label Products segment remained unchanged at $3.8 million in 2003 and 2002 and increased from $3.6 million in 2001. As a percent of sales, general and administrative expenses remained unchanged at 3.8 percent for 2003 and 2002 and increased from 3.3 percent in 2001. The $.2 million increase in 2002 was primarily due to incremental costs associated with the integration of information systems during 2002 and higher bonus expenses in 2002.

      Our Label Products segment’s income from operations before interest, taxes and unusual items increased to $5.8 million in 2003 compared to $5.5 million in 2002 and decreased from $6.7 million in 2001.

      It appears that a future trend in the label business will be the conversion of barcode labels used in warehousing and distribution into radio frequency identification labels. This trend is being mandated by at least one major retailer. As a Company, we are investing in technology and know-how that will allow us to print and convert RFID labels. We believe that the conversion from barcode to RFID will eventually have a significant impact in the label markets.

Specialty Paper Products Segment

				Percent Change

				2003 vs.	2002 vs.
	2003	2002	2001	2002	2001

	(In millions)
Net sales	$169.0	$160.7	$150.4	5.2	6.9
Gross margin	31.9	32.6	29.2	(2.1)	11.6
Gross margin %	18.9%	20.3%	19.4%	—	—
Selling and distribution expenses	18.3	17.6	16.4	4.0	7.3
General and administrative expenses	8.0	6.8	6.3	17.6	7.9
Research and development expenses	.9	1.7	1.5	(47.1)	13.3
Other	.3	—	.1	—	—
Income from operations before interest, taxes and unusual items	$4.4	$6.5	$4.9	(32.3)	32.7

      Our Specialty Paper Products segment reported an $8.3 million, or 5.2 percent, increase in sales in 2003 and a $10.3 million, or 6.9 percent, increase in sales in 2002 compared to 2001.

•	The increase in 2003 resulted from increased sales of $10.2 million of thermal products, $6.5 million of wide-format products and $1.7 million of our fraud prevention products which were partially offset by a $5.7 million decrease in sales of bond, dry gum, carbonless, ticket and tag, ribbon and fax paper products, $1.9 million decrease in sales volume of cut-sheet paper products, $1.2 million decrease in sales of heat seal products, and a net decrease in sales of $1.3 million of other product lines. The continued shift in printing technologies from impact to thermal printers resulted in lower sales of bond and carbonless products and increased thermal product sales. In addition, we gained incremental volume from an additional location from an existing thermal customer. The increase in sales of our wide-format products resulted from the Dietzgen product line acquired in June 2002, as well as gaining major customers during the third quarter of 2003. The increase in the fraud prevention product sales is related to the Computer Imaging Supplies acquisition in April 2002. The decline in carbonless, dry gum, and heat seal are due to movement to competing technologies as these products become mature. The movement to kiosk in the airline boarding pass market caused a decline in ticket and tag products. The lower cut-sheet paper products sales resulted from selling our customer list and exiting this product line during the third quarter of 2003. We expect to offset the decline in mature product lines with thermal growth through the introduction of new products with new applications.

•	The improvement in sales in 2002 was primarily due to the contribution of our acquisitions completed during the second quarter of 2002. Incremental sales for the Dietzgen wide-format business and Computer Imaging Supplies fraud prevention business were approximately $11.1 million in 2002. Excluding sales for these newly acquired businesses, sales for our Specialty Paper Products segment declined $.8 million compared to the prior year as volume improvements in our thermal, dry gum and financial product lines, were more than offset by volume declines and pricing pressures for our bond paper, cut-sheet paper, ticket and tag, retail, heat seal, carbonless paper and ribbon product lines. Sales for our thermal products increased primarily as a result of higher volumes from a supply agreement we entered into as a result of exiting our lamination business. This product line also benefited from a continued shift in technology from impact to thermal transaction printers. Our dry gum sales were positively impacted by capturing the sales of a major dry gum manufacturer who ceased manufacturing. Sales volume for our financial product line improved with the addition of a significant new customer. Sales in our heat seal product line declined primarily due to technology changes. Sales for our cut-sheet paper product line declined due to competitive pricing. Our bond paper, retail fax paper, carbonless and ribbon product lines, also in mature markets, were negatively impacted by a transition to new printing technologies. Sales for our ticket and tag product line were impacted by competitive pricing and lower utilization of airline tickets.

      Gross margin for our Specialty Paper Products segment declined $.7 million in 2003 compared to an increase of $3.4 million in 2002. The gross margin percentage declined to 18.9 percent in 2003 compared to 20.3 percent in 2002 and 19.4 percent in 2001.

•	The gross margin percentage decline in 2003 was due to an unfavorable sales mix, competitive pricing pressure for thermal products, severance costs and workers compensation expenses. Margins declined due to increased sales of our lower margin thermal products, lower sales in our higher margin heat seal product line and lower absorption of production costs related to the decrease in production volume in our paper coating business. As indicated above in the segment sales section, mature product lines such as heat seal and dry gum, which provide significantly higher margins than thermal products, are declining. The rate of sales declines for these mature product lines may have an impact on the future margin in this segment.

•	The gross margin percentage improvement in 2002 was favorably impacted by a larger percentage of higher margin dry gum, thermal and financial products sales and a smaller percentage of lower margin carbonless and cut-sheet paper products sales. During 2002, we were able to lower costs through significant raw material price decreases and process and reformulation improvements for existing products. We also made capital improvements that reduced manufacturing costs. Additionally, our plant utilization improved through increased volume from our acquisitions during the second quarter of 2002, and a supply agreement we entered into with a major customer during the third quarter of 2001.

      Selling and distribution expenses for our Specialty Paper Products segment increased $.7 million in 2003 and $1.2 million in 2002. The increase in 2003 was driven by higher freight expenses associated with the increase in our wide-format sales, and a full-year impact of the Dietzgen and Computer Imaging Supplies volumes and selling expenses, which were partially offset by other cost reductions. The increase in 2002 was driven by incremental volume and selling expenses associated with the Dietzgen and Computer Imaging Supplies businesses we acquired in the second quarter of 2002, which were partially offset by decreased freight expense from the transition to a new freight carrier in 2002.

      General and administrative expenses for our Specialty Paper Products segment increased $1.2 million in 2003 and $.5 million in 2002. The increase in 2003 was primarily due to increased expenses associated with the two acquired product lines and severance costs. The increase in 2002 was due to our acquisitions during the second quarter of 2002.

      Research and development expenses decreased $.7 million in 2003 and increased $.2 million in 2002. The decrease in 2003 was primarily due to a shift in cost from research and development to manufacturing. The increase in 2002 was primarily due to spending on printed circuits technology.

      Our Specialty Paper Products segment’s income from operations before interest, taxes and unusual items decreased $2.2 million in 2003 compared to an increase of $1.6 million in 2002. The decrease in 2003 was primarily due to lower sales and gross margin percentage in our coating business as well as higher operating expenses. The increase in 2002 was primarily due to increased sales and an improved gross margin percentage, partially offset by increases in selling and distribution expenses, administrative expenses and in research and development costs.

Imaging Supplies Segment

				Percent Change

				2003 vs.	2002 vs.
	2003	2002	2001	2002	2001

	(In millions)
Net sales	$23.5	$24.0	$24.4	(2.1)	(1.6)
Gross margin	4.6	5.6	6.5	(17.9)	(13.8)
Gross margin %	19.6%	23.4%	26.7%	—	—
Selling and distribution expenses	1.5	2.1	2.6	(28.6)	(19.2)
General and administrative expenses	1.1	1.1	2.1	—	(47.6)
Research and development expenses	1.5	1.5	1.6	—	(6.3)
Other	.1	—	—	—	—
Income from operations before interest, taxes and unusual items	$.4	$.9	$.2	(55.6)	350.0

      Our Imaging Supplies segment sales were $23.5 million in 2003 compared to $24.0 million in 2002 and $24.4 million in 2001.

•	The $.5 million, or 2.1 percent, decline in sales in 2003 was driven by a decrease in sales volume of Ricoh, Xerox, Océ and Kodak compatible toners, which were partially offset by an increase in sales of IBM compatible toners and resin products. The lower volume of Ricoh, Xerox, Océ and Kodak compatible toners resulted both from products that are nearing the end of their life cycle and difficulties in commercializing certain toners. We expect that the end of life products will continue to deteriorate. We also expect that new Ricoh and Océ compatible toner products in 2004 will help to replace eroding sales for older machines. The increase in IBM compatible toners and resin sales is the result of the addition of new customers in 2003.

•	The $.4 million, or 1.6 percent, decline in sales in 2002 was driven by a decrease in sales volume of Xerox, IBM and Océ compatible toners, which were partially offset by an increase in sales of Ricoh compatible toners and resin products. The lower volume of Xerox and Océ compatible toners resulted from products nearing the end of their life cycle. The decrease in IBM compatible sales resulted from a loss of a customer in 2002. The increase in Ricoh compatible sales was driven by incremental sales of new products, which were partially offset by lower export sales. The increases in resin sales were driven by a new customer in 2002 as well as new product offerings to existing customers. We also experienced a shift away from end-user customers and more towards value-added distributors with lower costs to serve.

      The gross margin for our Imaging Supplies segment declined to $4.6 million in 2003 compared to $5.6 million in 2002 and $6.5 million in 2001. The gross margin percentage decreased to 19.6 percent in 2003 compared to 23.4 percent in 2002 and 26.7 percent in 2001.

•	The $1.0 million decline in gross margin in 2003 was primarily driven by unfavorable changes in our product mix. Our product mix was negatively impacted by lower sales volume of some higher margin toners.

•	The $.9 million decline in gross margin in 2002 was primarily due to changes in product mix and distribution channel mix, offset partially by savings from outsourcing our filling operation. Our product mix was negatively impacted by a drop in sales for our higher margin Xerox compatible developers. A shift in distribution channels towards value-added distributors had an unfavorable impact on gross margin, however, it had a favorable impact on our distribution costs. The savings from outsourcing our filling operation which became mainly operational in the fourth quarter of 2002 were approximately $.3 million.

      Selling and distribution expenses for our Imaging Supplies segment declined $.6 million from 2002 to 2003 and $.5 million from 2001 to 2002. Decreases in 2003 and 2002 were primarily driven by lower headcount as well as lower distribution costs. Decreases in 2002 were due to a shift in our distribution channels to customers requiring lower selling and distribution costs, as well as aggressive cost containment measures including cost savings from the consolidation of our customer service department.

      General and administrative expenses for our Imaging Supplies segment were unchanged at $1.1 million in 2003 and 2002 and declined $1.0 million in 2002 compared to 2001. The decrease in 2002 was due to a decrease in personnel and lower retention bonuses.

      Research and development expenses remained unchanged at $1.5 million in 2003 and 2002 and declined from $1.6 million in 2001.

      Income from operations before interest, taxes and unusual items for our Imaging Supplies segment was $.4 million in 2003 compared to $.9 million in 2002 and $.2 million in 2001.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

      Our primary sources of liquidity are cash flow provided by operations and our revolving credit facility with Lasalle Bank, NA and Fleet National Bank. Set forth below is a summary of our cash activity for the years ended December 31, 2001, 2002 and 2003:

	For the Years Ended December 31

Cash provided by (used in):	2003	2002	2001

	(In millions)
Operating activities	$8.6	$6.1	$19.7
Investing activities	(10.6)	(6.0)	(1.0)
Financing activities	2.6	0	(20.4)
Activities of discontinued operations	(.5)	(.1)	1.7

Increase in cash and cash equivalents	$0.1	$0	$0

Cash provided by operating activities

      Cash from operations of $8.6 million during 2003 was generated from positive working capital changes that included an increase in accounts payable primarily in our Label Products segment partially offset by increases in inventory in our Specialty Paper Products and Imaging Supplies segments. Inventories in the Specialty Paper Products segment were higher than 2002 primarily due to the purchase of thermal paper inventories in anticipation of price increases in the first quarter of 2004.

      The cash generated by operations of $6.1 million during 2002 was primarily due to the positive results of operations across all segments and a reduction of inventories in our Specialty Paper Products and Imaging Supplies segments partially offset by decreases in accrued expenses and accounts payable in all of our segments. In 2001 our cash generated by operations was primarily impacted by positive changes in working capital and a reduction in taxes receivable.

Cash used in investing activities

      Our 2003 cash used in investing activities of $10.6 million is primarily the result of $6 million used for the acquisition of the assets of The Label Company and the acquisition of the supermarket thermal product line from Zebra Technologies. We also used $4.3 million for investments in plant and equipment across all of our segments. Capital expenditures for 2004 are expected to be in the range between $6 million to $7 million. The projected increase in capital expenditures is expected to be funded through operating cash flows.

      During 2002, the cash used in investing activities was primarily related to investments in plant and equipment in addition to two small acquisitions including the assets of Computer Imaging Supplies and certain assets of Dietzgen LLC. In 2001, cash used in investing activities was $1.0 million, which was primarily due to investments in plant and equipment offset by the proceeds from the sale of plant and equipment.

Cash provided by and used in financing activities

      In addition to cash flows from operations, we have a bank financing arrangement, at competitive rates, to adequately conduct our operations. We had $10.0 million of additional borrowing capacity at December 31, 2003 under our revolving loan commitment with LaSalle Bank, NA and Fleet National Bank. In February of 2003, we used approximately $5.0 million of borrowing capacity to fund our acquisition of The Label Company. At December 31, 2003, we had a $2.7 million obligation under standby letters of credit with LaSalle Bank, NA and Fleet National Bank. The weighted average interest rate on long-term debt borrowings of $24.2 million outstanding at December 31, 2003 was 3.3 percent.

      On July 15, 2003, we entered into a first amendment to our Credit Agreement dated March 1, 2002 with LaSalle Bank, NA as Agent and Issuing Bank and Fleet National Bank to increase the Term Loan under the Credit Agreement from $10 million to $15 million and to adjust the amount of the quarterly principal payments. The amended Credit Agreement consists of a term loan of $15 million and a revolving loan commitment of $30 million. Borrowings under this agreement are collateralized by a security interest in our accounts receivable, inventories, certain machinery and equipment and real estate located in Merrimack, NH. Interest on loans outstanding is, at our option, either at a rate per annum equal to the base rate (prime) or LIBOR, plus applicable margin. The initial applicable margin over the Base Rate was ..75 percent per annum through June 30, 2002, after which it ranges from zero up to .75 percent per annum based on our total debt to EBITDA ratio. The applicable margin over LIBOR ranges from 1.75 percent per annum up to 2.75 percent per annum based on our total debt to EBITDA ratio. We are also subject to a non-use fee for any unutilized portion of our revolving loan that ranges from .25 percent to .50 percent based on our total debt to EBITDA ratio. The revolving loan commitment is subject to certain limitations, such that the maximum principal amount of the revolving credit agreement is the lesser of (1) $30 million, or (2) our borrowing base. Our borrowing base is defined as the sum of 80 percent of our eligible accounts receivable, plus the lesser of (1) 50 percent of our eligible inventory or (2) $12 million. Our borrowing base was $30.0 million at December 31, 2003 and our availability under the revolving loan commitment was $10.0 million at December 31, 2003. The maturity date of the Credit Agreement is February 28, 2005.

      On July 24, 2003, we entered into a second amendment to the Credit Agreement with the Lenders to waive our non-compliance with the funded debt to EBITDA Ratio and the minimum EBITDA financial covenants for the quarter ended June 27, 2003 and to adjust the financial covenants related to minimum EBITDA levels. On September 25, 2003, we entered into a third amendment to the Credit Agreement with the Lenders to amend the definition of EBITDA with respect to the minimum EBITDA covenant. Adjusted EBITDA is now defined as EBITDA for the period comprising the last four most recently completed fiscal quarters, plus the following items: (1) restructuring, non-recurring, one-time charges, (2) non-cash expenses and (3) pro forma adjustments for acquisitions, each as mutually agreed upon by us and the Lenders. On December 30, 2003 we entered into a consent and fourth amendment to the Credit Agreement adding the provision to the funded debt to EBITDA ratio, for the computation period ended December 31, 2003 only, to be computed as the funded debt to adjusted EBITDA ratio.

      We were in compliance with the financial covenants and our compliance at December 31, 2003 under the amended Credit Agreement is as follows:

December 31, 2003
Covenant	Requirement	Compliance

• Maintain a fixed charge coverage ratio of not less than:	1.1 to 1.0	1.2 to 1.0
• Maintain a funded debt to adjusted EBITDA ratio of less than:	2.75 to 1.0	2.31 to 1.0
• Maintain a minimum adjusted EBITDA level, as defined in the third amendment to our Credit Agreement which is noted above, of $12.0 million for our fourth quarter of 2003, increasing in increments of $250,000 during each quarter of 2004 to $13.0 million for the quarter ending December 31, 2004, and each quarter thereafter
	$12.0 million	$12.7 million

      Furthermore, without prior consent of our lenders, the Credit Agreement limits, among other things, the payment of dividends to $.6 million, capital expenditures to $8.0 million, the incurrence of additional debt and restricts the sale of certain assets and merger or acquisition activities. While we were in compliance with the above financial covenants as of December 31, 2003, should results of operations fall short of our expectations and we fail to maintain our covenants and be unable to obtain a waiver from our lenders, our debt could become callable by our lenders.

      We have net deferred tax assets of $15.1 million on our balance sheet. We expect the tax assets to be fully utilized in the future based on our expectations of future taxable income. We expect future cash expenditures to be less than taxes provided in the financial statements. Should taxable income not meet our expectation in future years, tax planning with respect to the sale of real estate would provide us sufficient taxable income to absorb unutilized tax assets. The fair market value of our real estate significantly exceeds the book value.

      As referenced in Note 12 to our Consolidated Financial Statements, we maintain defined benefit pension plans. We were not required to fund the qualified defined benefit plans during 2003. Based on the law as of December 31, 2003, we will be required to contribute approximately $.6 million to the Hourly Employee Retirement Plan in 2004.

      The 2003 cash payments for the Supplemental Executive Retirement Plan was $.3 million. For 2004, the estimated payments to retirees are $.3 million. The 2003 cash payments for postretirement benefits were $.6 million. For 2004, the estimated cash payments are $.7 million.

      We have operating leases primarily for office, warehouse and manufacturing space, and electronic data processing and transportation equipment. We also have capital leases primarily for automobiles, computer equipment and office equipment. The terms of these leases do not impose significant restrictions or unusual obligations. Our obligations relating to long-term debt, notes payable and leases at year-end 2003 were as follows:

						Beyond
	2004	2005	2006	2007	2008	2008	Total

	(In thousands)
Term portion of long-term debt	$3,400	$3,400	$3,400	$100	$—	$—	$10,300
Revolving portion of long-term debt	—	17,300	—	—	—	—	17,300
Notes payable	250	710	250	—	—	—	1,210
Capital leases	190	195	59	5	—	—	449
Non-cancelable operating leases	978	594	325	280	194	—	2,371

	$4,818	$22,199	$4,034	$385	$194	$—	$31,630

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

LITIGATION AND OTHER MATTERS

      In December 1998, the IRS completed an examination of our corporate income tax returns for the years 1992 through 1994 and issued a Notice of Proposed Adjustment, which assessed additional taxes of $4.6 million, excluding interest. We disagreed with the positions taken by the IRS and filed a formal protest of the proposed adjustment on January 12, 1999. On October 10, 2002, we reached an agreement with the Appeals office of the IRS regarding the outstanding proposed assessment of federal income tax for the years 1992 to 1994 subject to the approval of the Joint Committee on Taxation of the United States Congress. The agreement received final approval by the Joint Committee on Taxation of the United States Congress as indicated in a letter from the IRS Appeals Office dated December 24, 2002 and is now final. Our agreement determined the tax liability for the period 1989 through 1994 and resulted in a net tax refund in the amount of

$.3 million for that period. The agreement impacted the earlier years due to the carryback of tax losses and credits and the recomputation of alternative minimum taxes.

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

      On October 28, 2003, the IRS completed an examination of our corporate income tax returns for the years 1998 through 2000 and issued a Notice of Proposed Adjustment which assessed additional taxes of $30,021 excluding interest. While the amount assessed is immaterial, we have filed a protest of the proposed adjustment since certain adjustments proposed by the IRS for the years 1995 through 1997 could impact the tax liability for the period 1998 through 2000. We are working with the Appeals Office of the IRS to resolve issues relating to the years 1997 through 2000.

      We believe that we are adequately reserved for potential liabilities that could arise from the resolution of the IRS’ assessment for the years 1995 through 2000. While we believe that we have adequately provided for tax liabilities through December 31, 2003, we can provide no assurances that we will prevail in our defense against adjustments proposed in pending or future federal and state tax examinations. In addition, we can provide no assurances that the ultimate resolution of open tax matters will not be either in excess of or less than current reserves.

      In August and September 1996, two individual plaintiffs filed lawsuits in the Circuit Court of Cook County, Illinois against Nashua Corporation, Cerion Technologies, Inc., certain directors and officers of Cerion, and our underwriter, on behalf of all persons who purchased the common stock of Cerion between May 24, 1996 and July 9, 1996. These two complaints were consolidated. In March 1997, the same individual plaintiffs joined by a third plaintiff filed a Consolidated Amended Class Action Complaint. The consolidated complaint alleged that, in connection with Cerion’s initial public offering, the defendants issued materially false and misleading statements and omitted the disclosure of material facts regarding, in particular, certain significant customer relationships. In October 1997, the Circuit Court on motion by the defendants, dismissed the consolidated complaint. The plaintiffs filed a Second Amended Consolidated Complaint alleging similar claims as the first consolidated complaint seeking damages and injunctive relief. On May 6, 1998, the Circuit Court, on motion by the defendants, dismissed with prejudice the second amended consolidated complaint. The plaintiffs filed with the Appellate Court an appeal of the Circuit Court’s ruling. On November 19, 1999, the Appellate Court reversed the Circuit Court’s ruling that dismissed the second amended consolidated complaint. The Appellate Court ruled that the second amended consolidated complaint represented a valid claim and sent the case back to the Circuit Court for further proceedings. On December 27, 1999, we filed a Petition with the Supreme Court of Illinois. In that Petition, we asked the Supreme Court of Illinois to determine whether the Circuit Court or the Appellate Court is correct. Our Petition was denied and the case was sent to the Circuit Court for trial. Discovery has been completed, but no date has been set for trial and pre-trial motions. On October 8, 2003, the Circuit Court heard motions on a Summary Judgment motion and a class action certification motion. The Circuit Court is expected to rule on these motions in the first quarter of 2004. We believe that the lawsuit is without merit and will continue to defend ourselves in this matter. We also believe that we will receive the value of our 37.1 percent ownership in the Cerion Liquidating Trust which was valued at $.9 million on an after-tax basis at December 31, 2003. Our investment in Cerion is included under other assets in our Consolidated Balance Sheet.

      On September 14, 2000, Edward G. Krasnecki and EGK Realty Corporation filed suit against Nashua Corporation in the Superior Court of the Commonwealth of Massachusetts, Middlesex County. The plaintiffs are the owners of real property, formerly leased by us, located at 260 Billerica Road, Chelmsford, Massachusetts. The plaintiffs alleged that when we vacated the premises in 1997, we failed to remove improvements we had made to the property, failed to clean the premises as required by our lease, and left contamination on the property resulting in lost opportunities to the plaintiffs, for which the plaintiffs seek damages. We responded to their complaint, denying all liability and asserting affirmative defenses. We maintained that when we vacated the premises, we removed three underground tanks that we were entitled to remove under the terms of our lease, we detected soil contamination, reported and took prompt remedial action all in accordance with Massachusetts law, and were not liable to the plaintiffs. We also denied that we failed to remove improvements or that we failed to clean the premises in accordance with the terms of our lease. The matter was settled in 2003 and is now resolved.

      On May 30, 2003, Ricoh Company, Ltd. and affiliated companies filed a suit in the U.S. District Court for the District of New Jersey against several defendants, including the largest customer of Nashua’s Imaging Supplies segment and another company who is a supplier to the Imaging Supplies segment. The Complaint alleges multiple counts of patent infringement, trademark infringement, unfair competition, and copyright infringement by the defendants. On October 17, 2003, Ricoh amended the Complaint and added Nashua as an additional co-defendant in the suit. The allegations arose from the sale and distribution of Ricoh compatible toner products. Nashua filed a legal answer to the Complaint in December 2003. The suit is at its earliest stages with the legal discovery phase to continue in 2004. Attorneys for Nashua are in the process of reviewing the background and history of the lawsuit in order to fully develop our legal position and defenses in this matter. The Company believes it has valid defenses and potential recourse against certain other co-defendants in this matter.

      In December 2002, we eliminated the availability of certain postretirement health benefits to certain union and non-union employees of Nashua who had at least 10 years of service and chose to retire between age 60 to 65 which provided access to health benefits until age 65. The unions in New Hampshire objected to the action and filed a grievance. The final step of the grievance process is arbitration by the American Arbitration Association. The subject of the Arbitration was interpretation of the collective bargaining contract language which we believe allows the modification of the eligibility of those postretirement health benefits. The unions’ position is that regardless of the contract wording, these benefits cannot be eliminated without bargaining with the unions. The Arbitration hearing occurred on July 28, 2003 and the arbitrator ruled in favor of the unions on October 24, 2003. On November 24, 2003, we filed an appeal of the arbitration decision with the U.S. District Court for the District of New Hampshire. We believe the arbitrator erred in his decision process. We anticipate the complete appeals process could take several years.

      We are involved in certain environmental matters and have been designated by the Environmental Protection Agency, referred to as the EPA, as a potentially responsible party for certain hazardous waste sites. In addition, we have been notified by certain state environmental agencies that some of our sites not addressed by the EPA require remedial action. These sites are in various stages of investigation and remediation. Due to the unique physical characteristics of each site, the technology employed, the extended timeframes of each remediation, the interpretation of applicable laws and regulations and the financial viability of other potential participants, our ultimate cost of remediation is difficult to estimate. Accordingly, estimates could either increase or decrease in the future due to changes in such factors. At December 31, 2003, based on the facts currently known and our prior experience with these matters, we have concluded that it is probable that site assessment, remediation and monitoring costs will be incurred. We have estimated a range for these costs of $.7 million to $1.3 million for continuing operations. This estimate could increase if other potentially responsible parties or our insurance carriers are unable or unwilling to bear their allocated share and cannot be compelled to do so. At December 31, 2003, our accrual balance relating to environmental matters was $.7 million for continuing operations. Based on information currently available, we believe that it is probable that the major potentially responsible parties will fully pay the costs apportioned to them. We believe that our remediation expense is not likely to have a material adverse effect on our consolidated financial position or results of operations.

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

Accounts Receivable — Allowance for Doubtful Accounts

      We evaluate the collectibility of our accounts receivable based on a combination of factors. In circumstances where we become aware of a specific customer’s inability to meet its financial obligations to us, such as a bankruptcy filing or a substantial downgrading of a customer’s credit rating, we record a specific reserve to reduce our net receivable to the amount we reasonably expect to collect. We also record reserves for bad debts based on the length of time our receivables are past due, the payment history of our individual customers and the current financial condition of our customers based on obtainable data and historical payment and loss trends. After management’s review of accounts receivable, we increased the allowance for doubtful accounts to $.9 million at December 31, 2003 from $.7 million at December 31, 2002. Uncertainties affecting our estimates include future industry and economic trends and the related impact on the financial condition of our customers, as well as the ability of our customers to generate cash flows sufficient to pay us amounts due. If circumstances change, such as higher than expected defaults or an unexpected material adverse change in a customer’s ability to meet its financial obligations to us, our estimates of the recoverability of the receivables due us could be reduced by a material amount.

Inventories — Slow Moving and Obsolescence

      We estimate and reserve amounts related to slow moving and obsolete inventories that result from changing market conditions. We develop our estimates based on the quantity and quality of individual classes of inventory compared to historical and projected sales trends. Inventory at December 31, 2003 has been reduced by a reserve of $1.0 million, based on our assessment of the probable exposure related to excess and obsolete inventories. Our estimated reserve was also $1.0 million at December 31, 2002. Major uncertainties in our estimation process include future industry and economic trends, future needs of our customers, our ability to retain or replace our customer base and other competitive changes in the marketplace. Significant changes in any of the uncertainties used in estimating the loss exposure could result in a materially different net realizable value for our inventory.

Goodwill

      As of December 31, 2003, we had $31.5 million of recorded goodwill. Effective January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” Under FAS 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment. We have performed the annual impairment tests required by FAS 142 and have concluded that no impairment exists as of November 1, 2003. We computed the fair value of our reporting units based on a discounted cash flow model and compared the result to the book value of each unit. The fair value exceeded book value for each reporting unit as of our valuation date of November 1, 2003. Significant estimates included in our valuation included future business results and the discount rate. Material changes in our estimated future operating results or discount rate could significantly impact our carrying value of goodwill.

Pension and Other Postretirement Benefits

      The most significant elements in determining our pension income or expense are the expected return on plan assets and the discount rate. We assumed an expected long-term rate of return on plan assets of 8.0 percent for the year ended December 31, 2003, down from 8.5 percent for the year ended December 31, 2002. The assumed long-term rate of return on assets is applied to a calculated value of plan assets, which recognizes changes in the fair value of plan assets in a systematic manner over five years. This produces the expected return on plan assets that is included in the determination of our pension income or expense. The difference between this expected return and the actual return on plan assets is deferred. The net deferral of past asset gains or losses affects the calculated value of plan assets and, ultimately, our future pension income or expense. Should our long-term return on plan assets either fall below or increase above 8.0 percent, our future pension expense would either increase or decrease.

      Each year, we determine the discount rate to be used to discount plan liabilities which reflects the current rate at which our pension liabilities could be effectively settled. The discount rate that we utilize for determining future benefit obligations is based on a review of long-term bonds, including published indices, which receive one of the two highest ratings given by recognized ratings agencies. For the year ended December 31, 2002, we used a discount rate of 6.50 percent. This rate was used to determine fiscal year 2003 expense. For the year ended December 31, 2003 disclosure purposes, we used a discount rate of 6.0 percent. Should the discount rate either fall below or increase above 6.0 percent, our future pension expense would either increase or decrease accordingly. Our policy is to defer the net effect of changes in actuarial assumptions and experience. As discussed in detail in Note 12 to our Consolidated Financial Statements, we froze benefits under our salaried pension plans effective December 31, 2002.

      At December 31, 2003, our consolidated pension liability was $17.1 million compared to a consolidated pension liability of $15.5 million at the end of 2002. This balance sheet change was principally due to decreases in our expected return on plan assets and discount rate resulting from interest rate trends. As a result, we recognized an other comprehensive loss of $1.3 million, net of a $.9 million tax benefit for 2003. We recognized pretax pension income of $.1 million for the year ended December 31, 2003, compared to a pretax pension expense of $.9 million in 2002. Our 2002 pension expense excludes a $2.7 million loss incurred as a result of freezing our salaried pension plans. Future changes in our actuarial assumptions and investment results due to future interest rate trends could have a material adverse effect on our future costs and pension obligations.

      Assumed health care cost trend rates have a significant effect on the amounts reported for our health care plan. The assumed health care cost trend rate was 12 percent for 2004 and ranges from 10 percent to 4 percent for future years.

Deferred Tax Assets

      As of December 31, 2003, we had approximately $15.1 million of deferred tax assets. During 2003 and 2002, we added deferred tax assets of $.9 million and $7.5 million, respectively, associated with minimum pension liability adjustments as discussed in detail in Note 12 to our Consolidated Financial Statements. A portion of our deferred tax assets relates to state loss carryforwards that expire between 2004 and 2020. We have a valuation allowance of $.6 million for our state loss carryforwards. Although realization of our deferred tax assets is not assured, management believes it is more likely than not that all of the deferred tax asset will be realized. Significant changes in any of the estimated future taxable income could impair our ability to utilize our deferred tax assets. Additional disclosures relating to income taxes and our deferred tax assets are included in Note 7 to our Consolidated Financial Statements.

Environmental Reserves

      We expense environmental expenditures relating to ongoing operations unless the expenditures extend the life, increase the capacity or improve the safety or efficiency of our property, mitigate or prevent environmental contamination that has yet to occur and improve our property compared with its original condition or are incurred for property held for sale. We record specific reserves related to site assessments, remediation or monitoring when the costs are both probable and the amount can be reasonably estimated. We base estimates on in-house and third-party studies considering current technologies, remediation alternatives and current environmental standards. In addition, if there are other participants and the site is joint and several, the financial stability of other participants is considered in determining our accrual. At December 31, 2003, we believe the probable range for future expenditures is $.7 million to $1.3 million and have accrued $.7 million. The decline in our accruals from $.8 million at December 31, 2002 was due to current year payments.

      Uncertainties affecting our estimates include changes in the type or degree of contamination uncovered during assessment and actual clean-up; changes in available treatment technologies; changes in the financial condition of other participants for sites with joint and several responsibility; changes in the financial condition of insurance carriers financially responsible for our share of the remediation costs at certain sites; and changes in local, state or federal standards or the application of those standards by governmental officials. We believe a material change in any of the uncertainties described above could result in spending materially different from the amounts accrued.

NEW ACCOUNTING PRONOUNCEMENTS

      In January 2003, Financial Accounting Standards Board Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities” was issued. The interpretation provides guidance on consolidating variable interest entities and applies immediately to variable interests created after January 31, 2003. The guidelines of the interpretation became applicable for us in our fourth quarter 2003 for variable interest entities created before February 1, 2003. The interpretation requires variable interest entities to be consolidated if the equity investment at risk is not sufficient to permit an entity to finance its activities without support from other parties or the equity investors lack certain specified characteristics.

      The adoption of FIN 46 for variable interests created after January 31, 2003 did not have an impact on our consolidated financial condition, results of operation or cash flows. We do not expect the provisions of FIN 46 to have a material impact on future reporting periods with respect to interests in variable interest entities created prior to February 1, 2003, and do not currently anticipate any material accounting or disclosure requirement under the provisions of the interpretation.

Item 7A.     Quantitive and Qualitative Disclosures About Market Risk

      We are exposed to market risks from interest rate fluctuations relating to our debt. We performed a sensitivity analysis assuming a hypothetical 10 percent increase in interest rates for our debt as of December 31, 2003. This analysis indicated that a 10 percent increase in interest rates would not have a material effect on our consolidated financial position, results of operations or cash flows. Actual changes in interest rates and their impact on us could differ materially from this hypothetical analysis.

Item 8.     Financial Statements and Supplementary Data

NASHUA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2003	2002	2001

	(In thousands, except per share data)
Net sales	$288,906	$283,190	$272,510
Cost of products sold	235,101	227,102	216,669

Gross margin	53,805	56,088	55,841

Selling and distribution expenses	27,208	28,119	28,797
General and administrative expenses	20,560	19,720	19,309
Goodwill amortization	—	—	1,656
Research and development expense	2,469	3,139	3,238
Net loss (gain) on curtailment of pension and postretirement plans	1,599	(181)	—
Restructuring and other unusual (income) charges	(68)	(88)	2,963
Loss (income) from equity investment	523	59	(23)
Interest expense	1,295	1,494	2,875
Interest income	—	(2)	(192)

Income (loss) before income taxes	219	3,828	(2,782)
Provision (benefit) for income taxes	117	1,512	(334)

Net income (loss)	$102	$2,316	$(2,448)

Per share amounts:
Net income (loss) per common share	$0.02	$.40	$(.43)

Net income (loss) per common share, assuming dilution	$0.02	$.39	$(.43)

Average shares outstanding:
Common shares	5,869	5,783	5,696
Common shares, assuming dilution	5,999	5,873	5,696

NASHUA CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,

	2003	2002

	(In thousands,
	except share data)
ASSETS
Current assets
Cash and cash equivalents	$1,183	$1,085
Accounts receivable	31,665	29,918
Inventories
Raw materials	11,399	9,460
Work in process	3,450	2,488
Finished goods	7,886	8,486

	22,735	20,434
Other current assets	5,205	4,985

	60,788	56,422

Plant and equipment
Land	902	934
Buildings and improvements	28,920	28,638
Machinery and equipment	62,689	57,464
Construction in progress	875	1,136

	93,386	88,172
Accumulated depreciation	(52,609)	(45,803)

	40,777	42,369
Goodwill	31,471	29,462
Intangibles, net of amortization	1,781	1,672
Loans to related parties	1,208	973
Other assets	15,651	15,290

Total assets	$151,676	$146,188

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$20,474	$17,931
Accrued expenses	14,368	15,230
Current maturities of long-term debt	3,400	2,000
Current maturities of notes payable to related parties	250	250

	38,492	35,411

Long-term debt, less current portion	24,200	23,000
Notes payable to related parties	960	1,210
Other long-term liabilities	26,827	24,549
Commitments and contingencies (see Note 11)
Shareholders’ equity
Common stock, par value $1.00; authorized 20,000,000 shares; Issued 5,902,734 shares in 2003 and 5,870,609 shares in 2002.	5,903	5,871
Additional paid-in capital	14,515	14,203
Retained earnings	53,477	53,375
Accumulated other comprehensive loss:
Minimum pension liability adjustment, net of tax	(12,698)	(11,431)

	61,197	62,018

Total liabilities and shareholders’ equity	$151,676	$146,188

The accompanying notes are an integral part of these consolidated financial statements.

NASHUA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

						Accumulated
	Common Stock		Add’l	Treasury Stock		Other
			Paid-In			Comprehensive	Retained
	Shares	Par Value	Capital	Shares	Cost	Loss	Earnings	Total

	(In thousands, except share data)
Balance, December 31, 2000	7,011,601	$7,012	$15,268	(1,023,818)	$(14,922)	—	$64,979	$72,337
Stock issued for director compensation	17,948	18	87	—	—	—	—	105
Stock options exercised and related tax benefit	11,100	11	62	—	—	—	—	73
Restricted stock forfeiture	(154,000)	(154)	(530)	—	—	—	—	(684)
Deferred compensation	—	—	330	—	—	—	—	330
Deferred compensation forfeiture	—	—	684	—	—	—	—	684
Net loss	—	—	—	—	—	—	(2,448)	(2,448)

Balance, December 31, 2001	6,886,649	$6,887	$15,901	(1,023,818)	$(14,922)	—	$62,531	$70,397
Stock issued for director compensation	13,428	13	77	—	—	—	—	90
Stock issued for executive compensation	—	—	(6)	750	11	—	—	5
Stock options exercised and related tax benefit	53,600	54	259	—	—	—	—	313
Restricted stock forfeiture	(60,000)	(60)	(295)	—	—	—	—	(355)
Deferred compensation	—	—	328	—	—	—	—	328
Deferred compensation forfeiture	—	—	355	—	—	—	—	355
Retirement of treasury shares	(1,023,068)	(1,023)	(2,416)	1,023,068	14,911	—	(11,472)	—
Comprehensive income (loss):
Net income	—	—	—	—	—	—	2,316	2,316
Minimum pension liability adjustment, net of tax	—	—	—	—	—	$(11,431)	—	(11,431)

Comprehensive loss	—	—	—	—	—	—	—	(9,115)

Balance, December 31, 2002	5,870,609	$5,871	$14,203	—	—	$(11,431)	$53,375	$62,018
Stock options exercised and related tax benefit	52,125	52	282	—	—	—	—	334
Restricted stock forfeiture	(20,000)	(20)	(306)	—	—	—	—	(326)
Deferred compensation	—	—	10	—	—	—	—	10
Deferred compensation forfeiture	—	—	326	—	—	—	—	326
Comprehensive income (loss):
Net income	—	—	—	—	—	—	102	102
Minimum pension liability adjustment, net of tax	—	—	—	—	—	$(1,267)	—	(1,267)

Comprehensive loss	—	—	—	—	—	—	—	(1,165)

Balance, December 31, 2003	5,902,734	$5,903	$14,515	—	$—	$(12,698)	$53,477	$61,197

The accompanying notes are an integral part of these consolidated financial statements.

NASHUA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2003	2002	2001

	(In thousands)
Cash Flows from Operating Activities of Continuing Operations
Net income (loss)	$102	$2,316	$(2,448)
Adjustments to reconcile net income (loss) to cash provided by continuing operating activities:
Depreciation and amortization	7,942	7,581	9,748
Deferred income taxes	281	1,603	(1,566)
Stock based compensation	92	423	435
Net loss (gain) on curtailment of pension and postretirement plans	1,599	(181)	—
Loss on sale/disposal of fixed assets	45	42	2,250
Equity in loss (income) from unconsolidated joint ventures	523	59	(23)
Change in operating assets and liabilities, net of effects from acquisition and disposal of businesses:
Accounts receivable	(733)	(2,554)	1,207
Inventories	(1,588)	1,418	4,019
Tax receivable	—	(517)	8,474
Other assets, other current assets and loans to related parties	(658)	(1,433)	245
Accounts payable	2,423	(1,623)	(70)
Accrued expenses	(454)	(3,207)	(2,283)
Other long-term liabilities	(969)	2,156	(334)

Cash provided by operating activities	8,605	6,083	19,654
Cash Flows from Investing Activities of Continuing Operations
Investment in plant and equipment	(4,307)	(4,349)	(2,375)
Investment in unconsolidated joint venture	(325)	—	—
Proceeds from sale of plant and equipment	21	90	1,391
Business acquisitions, net of cash acquired	(6,020)	(1,700)	—

Cash used in investing activities	(10,631)	(5,959)	(984)
Cash Flows from Financing Activities of Continuing Operations
Net proceeds from revolving portion of long-term debt	300	1,662	—
Principal repayments on term portion of long-term debt	(2,700)	(2,000)	(20,431)
Principal repayment on note payable to related parties	(250)	—	—
Repayment on refinancing	—	(27,630)	—
Proceeds from refinancing	5,000	27,688	—
Proceeds from shares exercised under stock option plans	272	239	73

Cash provided by (used in) financing activities	2,622	(41)	(20,358)
Cash (used in) provided by activities of discontinued operations	(498)	(61)	1,716

Increase in cash and cash equivalents	98	22	28
Cash and cash equivalents at beginning of year	1,085	1,063	1,035

Cash and cash equivalents at end of year	$1,183	$1,085	$1,063

Supplemental Disclosures of Cash Flow Information
Interest paid (net of amount capitalized)	$1,198	$1,452	$2,862

Income taxes paid for continuing operations, net	$94	$203	$(4,800)

Supplemental Schedule of Non-Cash Investing and Financing Activities
Fair value of assets acquired in acquisitions	$6,314	$4,694	—
Accrued liability to purchase Dietzgen inventories	—	(1,052)	—
Note payable with Computer Imaging Supplies, Inc.	—	(1,000)	—
Liabilities assumed in acquisitions	(294)	(942)	—

Cash paid for acquisitions	$6,020	$1,700	$—

The accompanying notes are an integral part of these consolidated financial statements.

NASHUA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:	Summary of Significant Accounting Policies

Description of the Company

      Nashua Corporation is a manufacturer, converter and marketer of labels, specialty papers and imaging products. Our primary products include thermal and other coated papers, wide-format papers, pressure-sensitive labels and tags, transaction and financial receipts and toners/developers for use in photocopiers.

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

Revenue Recognition

      We recognize revenue from product sales or services rendered when the following four revenue recognition criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable, and collectibility is reasonably assured.

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

Shipping Costs

      We classify third-party shipping costs as a component of selling and distribution expenses in our Consolidated Statement of Operations. Third-party shipping costs totaled $11.3 million, $10.0 million and $11.1 million for the years ended December 31, 2003, 2002 and 2001, respectively.

Research and Development

      We expense research and development costs as incurred.

Use of Estimates

      The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Significant estimates

NASHUA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

include tax contingency reserves, allowances for obsolete inventory and uncollectible receivables, environmental obligations, pension and other postretirement benefits, valuation allowances for deferred tax assets, future cash flows associated with assets and useful lives for depreciation and amortization. Actual results could differ from our estimates.

Cash Equivalents

      We consider all highly liquid investment instruments purchased with a maturity of three months or less to be cash equivalents.

Accounts Receivable

      Our consolidated accounts receivable balance is net of allowances for doubtful accounts of $.9 million at December 31, 2003 and $.7 million at December 31, 2002.

Inventories

      Our inventories are carried at the lower of cost or market. Cost is determined by the first-in, first-out or commonly known as FIFO method for approximately 83 percent of our inventories at December 31, 2003 and 2002 and by the last-in, first-out or commonly known as LIFO method for the balance. If the FIFO method had been used to cost all inventories, the balances would have been approximately $1.7 million and $1.8 million higher at December 31, 2003 and 2002.

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

      Depreciation expense was $7.5 million for 2003, $7.3 million for 2002 and $8.1 million for 2001. For financial reporting purposes, we compute depreciation expense using the straight-line method over the following estimated useful lives:

Buildings and improvements	5-40 years
Machinery and equipment	3-20 years

      We review the value of our plant and equipment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

Goodwill

      Goodwill represents the excess of the cost of acquired businesses over the fair value of identifiable net assets acquired. Through 2001, we amortized goodwill on a straight-line basis over 20 years. Amortization of goodwill was $1.7 million for 2001. Effective January 1, 2002, we no longer amortize goodwill in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” We now evaluate our goodwill for impairment under the new guidelines of FAS 142.

Stock-Based Compensation

      At December 31, 2003, we had three stock compensation plans, which are described more fully in Note 9. We account for those plans under the recognition and measurement principles of APB No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Under APB No. 25, no stock-based employee

NASHUA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

compensation cost relating to stock option awards is reflected in our net income, as all options under our plans had an exercise price equal to the market value of our common stock on their date of grant. Stock-based compensation, representing grants to non-employee directors and vesting of performance-based restricted stock awards, was $.1 million for 2003 and $.4 million for 2002 and 2001. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” to stock-based employee compensation:

	Year Ended December 31,

	2003	2002	2001

	(In thousands, except per share data)
Net income (loss), as reported	$102	$2,316	$(2,448)
Add: Stock-based employee compensation expense included in the determination of net income (loss) as reported, net of related tax effects	43	259	435
Deduct: Stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(107)	(683)	(1,471)

Pro forma net income (loss)	$38	$1,892	$(3,484)

Earnings (loss) per share:
Basic — as reported	$.02	$.40	$(.43)

Basic — pro forma	$.01	$.33	$(.61)

Diluted — as reported	$.02	$.39	$(.43)

Diluted — pro forma	$.01	$.32	$(.61)

Income Taxes

      Deferred income taxes result principally from the use of different methods of depreciation and amortization for income tax and financial reporting purposes, the recognition of expenses for financial reporting purposes in years different from those in which the expenses are deductible for income tax purposes, and the recognition of the tax benefit of net operating losses and other tax credits.

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

Concentrations of Labor

      We had 929 full-time employees at February 1, 2004. Approximately 306 of our employees are members of one of several unions, principally the Paper, Allied Industrial, Chemical and Energy Workers International

NASHUA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Union. We believe our employee relations are satisfactory. None of our labor agreements, as disclosed in Item 1 of this Annual Report on Form 10-K, expire in 2004.

Concentrations of Supply

      We purchase certain important raw materials from a sole source or a limited number of manufacturers. Management believes that other suppliers could qualify to provide similar raw materials on comparable terms. The time required to locate and qualify other suppliers, however, could cause a delay in manufacturing that could be disruptive to our Company.

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

New Accounting Pronouncements

      In January 2003, Financial Accounting Standards Board Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities” was issued. The interpretation provides guidance on consolidating variable interest entities and applies immediately to variable interests created after January 31, 2003. The guidelines of the interpretation as revised in December 2003 become applicable for us in our first quarter 2004 for variable interest entities created before February 1, 2003. The interpretation requires variable interest entities to be consolidated if the equity investment at risk is not sufficient to permit an entity to finance its activities without support from other parties or the equity investors lack certain specified characteristics.

      The adoption of FIN 46 for variable interests created after January 31, 2003 did not have an impact on our consolidated financial condition, results of operation or cash flows. We do not expect the provisions of FIN 46 to have a material impact on future reporting periods with respect to interests in variable interest entities created prior to February 1, 2003, and do not currently anticipate any material accounting or disclosure requirement under the provisions of the interpretation.

Note 2:     Business Changes

Business Acquisitions

      In December 2003, we acquired the assets of the Magellan wide-format graphics product line from PM Co. L.L.C. This acquisition is consistent with our strategy of adding value with new products and services that leverage our converting and distribution capabilities. Operating activity under this product line will be reported in our Specialty Paper Products segment from the date of acquisition.

      In November 2003, we acquired the assets of the supermarket label product line from Zebra Technologies, Inc. The supermarket label business markets and distributes pressure sensitive direct thermal labels used solely for marking prepackaged meat, produce, deli and bakery items in supermarkets, grocery and

NASHUA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

convenience stores. Operating activity relating to this line is reported under our Label Products segment from the date of acquisition.

      In February 2003, we acquired the operating assets of The Label Company from Bunzl Distribution and signed a multi-year agreement to supply Bunzl with label products. The Label Company had primarily been a supplier of supermarket promotional, scale and product identification labels mainly for Bunzl and other customers. We believe this acquisition provides flexibility to our label manufacturing operations, adds additional volume to our coating facility within our Specialty Paper Products segment and enhances our relationship with a valued and long-standing customer. Operating activity relating to The Label Company will be reported under our Label Products segment from the date of acquisition.

      In June 2002, we acquired out of bankruptcy certain assets of Dietzgen LLC, including trademarks, trade names, customer lists and certain equipment and inventories. Dietzgen, an after-market provider of wide-format digital media and imaging supplies for the architectural, engineering and construction markets, filed for protection under Chapter 11 of the U.S. Bankruptcy Code on January 31, 2002. Operating activity relating to the assets acquired from Dietzgen is reported as part of our Specialty Paper Products segment from the date of acquisition.

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

Strategic Alliance

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

Restructuring and Other Unusual Charges

      Net restructuring and unusual income of $68,000 for 2003 and $88,000 for 2002 represent adjustments to our previously established restructuring reserves.

      Details of our restructuring reserves related to continuing operations and activity recorded in accrued expenses during 2003 and 2002 were as follows:

	Reserve			Reserve
	Balance	Adjustments	Current	Balance
	Dec. 31,	to Prior	Year	Dec. 31,
	2002	Provision	Payments	2003

	(In thousands)
2003 Activity:
Provisions for severance related to workforce reductions	$166	$(68)	$(37)	$61

Total	$166	$(68)	$(37)	$61

NASHUA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Reserve				Reserve
	Balance	Adjustments	Current		Balance
	Dec. 31,	to Prior	Year	Non-cash	Dec. 31,
	2001	Provision	Payments	Write-offs	2002

	(In thousands)
2002 Activity:
Provisions for severance related to workforce reductions	$1,179	$(133)	$(880)	$—	$166
Provisions for assets to be sold or discarded	386	45	—	(431)	—
Other	422	—	(24)	(398)	—

Total	$1,987	$(88)	$(904)	$(829)	$166

      Restructuring and other unusual charges for 2001 of approximately $3.0 million included restructuring charges of $4.1 million related to the shutdown of our lamination business in our Label Products segment completed during 2001, $.6 million associated with the outsourcing of our toner filling operation within our Imaging Supplies segment completed in the first half of 2002, and a net $.3 million of other restructuring and unusual items, partially offset by unusual income of $1.4 million resulting from an anti-trust settlement and $.6 million from the sale of land in Merrimack, NH. Our 2001 provision for workforce reductions included severance for 141 employees. Sales for our discontinued lamination business were approximately $10.7 million for 2001. The restructuring activities provided for in the balance at December 31, 2000 were completed during 2001 and the amounts charged against the reserve did not change materially from our beginning reserve balance of $.7 million.

      Details of our restructuring reserves related to continuing operations and activity recorded in accrued expenses during 2001 were as follows:

	Reserve			Reserve
	Balance	Current	Current	Balance
	Dec. 31,	Year	Year	Dec. 31,
	2000	Provision	Utilization	2001

	(In thousands)
2001 Activity:
Provisions for severance related to workforce reductions	$714	$1,894	$(1,429)	$1,179
Provisions for assets to be sold or discarded	—	386	—	386
Other	—	615	(193)	422

Total	$714	$2,895	$(1,622)	$1,987

Discontinued Operations

      Details of balances outstanding related to discontinued operations recorded prior to 2000 were as follows:

	At December 31

	2003	2002

	(In thousands)
Assets	$930	$930
Liabilities	(3,727)	(4,045)

Net assets and (liabilities) of discontinued operations	$(2,797)	$(3,115)

      Our asset balance as of December 31, 2003, consists primarily of our 37.1 percent interest in the Cerion Technologies Liquidating Trust, a trust established pursuant to the liquidation of Cerion Technologies Inc.,

NASHUA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

formerly a publicly held company. Cerion ceased operations during the fourth quarter of 1998 and is currently in the process of liquidation. We account for our investment in Cerion based on its expected net realizable value, net of taxes.

      Our liability balance consists primarily of tax reserves relating to discontinued operations.

Note 3:     Intangible Assets

      Details of acquired intangible assets are as follows:

	At December 31, 2003

			Weighted
	Gross		Average
	Carrying	Accumulated	Amortization
	Amount	Amortization	Period

	(In thousands)
Trademarks and trade names	$560	$138	9 years
Licensing agreement	230	81	5 years
Customer relationships and lists	950	251	7 years
Customer contracts	620	233	4 years
Non-competition agreements	100	35	5 years
Patented technology	90	31	5 years

	$2,550	$769

      Customer relationships and lists and customer contracts increased from 2002 due to the net effect of acquisitions made during 2003 and the removal of a contingent liability related to the Dietzgen acquisition made during 2002. The contingent liability related to the Dietzgen acquisition was determined to not be required as of December 31, 2003 and $.4 million was adjusted to reduce other long-term liabilities and intangibles, net of amortization on the Consolidated Balance Sheet.

Amortization Expense:
For the year ended December 31, 2002	$288
For the year ended December 31, 2003	$481
Estimated for the year ending:
December 31, 2004	$406
December 31, 2005	$338
December 31, 2006	$321
December 31, 2007	$208
December 31, 2008	$88
December 31, 2009 and thereafter	$420

NASHUA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4:     Goodwill

      The carrying amount of goodwill by segment and activity during the twelve months ended December 31, 2003 is as follows:

	Specialty Paper	Label Products
	Products Segment	Segment	Total

	(In thousands)
Balance as of December 31, 2002	$14,142	$15,320	$29,462
Goodwill resulting from the acquisition of The Label Company business	—	1,962	1,962
Goodwill resulting from the acquisition of Zebra supermarket thermal product line	—	47	47

Balance as of December 31, 2003	$14,142	$17,329	$31,471

      Accumulated amortization of goodwill prior to the adoption of FAS 142 was $2.7 million.

Adoption of Statement of Financial Accounting Standard No. 142

      Reconciliations between reported net income (loss) and earnings (loss) per share and adjusted net income (loss) and earnings (loss) per share resulting from the adoption of FAS No. 142 as of January 1, 2002, are as follows:

	Year Ended

	December 31,	December 31,	December 31,
	2003	2002	2001

	(In thousands, except per share data)
Reported net income (loss)	$102	$2,316	$(2,448)
Goodwill amortization	—	—	1,656

Adjusted net income (loss)	$102	$2,316	$(792)

Basic earnings per share
Reported net income (loss)	$0.02	$0.40	$(0.43)
Goodwill amortization	—	—	0.29

Adjusted net income (loss)	$0.02	$0.40	$(0.14)

Diluted earnings per share
Reported net income (loss)	$0.02	$0.39	$(0.43)
Goodwill amortization	—	—	0.29

Adjusted net income (loss)	$0.02	$0.39	$(0.14)

Note 5:     Indebtedness

      On July 15, 2003, we entered into a first amendment to our Credit Agreement dated March 1, 2002 with LaSalle Bank, NA as Agent and Issuing Bank and Fleet National Bank (the “Lenders”) to increase the Term Loan under the Credit Agreement from $10 million to $15 million and to adjust the amount of the quarterly principal payments. The amended Credit Agreement consists of a term loan of $15 million and a revolving loan commitment of $30 million. Borrowings under this agreement are collateralized by a security interest in our accounts receivable, inventories, certain machinery and equipment and real estate located in Merrimack, NH. At December 31, 2003, the approximate fair value of these assets was $79.9 million. Interest on loans outstanding is, at our option, either at a rate per annum equal to the Base Rate (prime) or LIBOR, plus

NASHUA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

applicable margin. The initial applicable margin over the Base Rate was .75 percent per annum through June 30, 2002, after which it ranges from zero up to ..75 percent per annum based on our total debt to EBITDA ratio. The initial applicable margin over LIBOR was 2.75 percent per annum through June 30, 2002, after which it ranges from 1.75 percent per annum up to 2.75 percent per annum based on our total debt to EBITDA ratio. We are also subject to a non-use fee for any unutilized portion of our revolving loan that ranges from .25 percent to .50 percent based on our total debt to EBITDA ratio. The revolving loan commitment is subject to certain limitations, such that the maximum principal amount of the revolving credit agreement is the lesser of (a) $30 million, or (b) our borrowing base, which is defined as the sum of 80 percent of our eligible accounts receivable, plus the lesser of (i) 50 percent of our eligible inventory or (ii) $12 million. Our borrowing base was $30.0 million at December 31, 2003, and our availability under the revolving loan commitment was $10.0 million at December 31, 2003. The maturity date of the Credit Agreement is February 28, 2005. For the twelve months ended December 31, 2003, the weighted average annual interest rate on our long-term debt was 3.3 percent.

      On July 24, 2003, we entered into a second amendment to the Credit Agreement with the Lenders, to waive our non-compliance with the funded debt to EBITDA Ratio and the minimum EBITDA financial covenants for the quarter ended June 27, 2003, and to adjust the financial covenants related to minimum EBITDA levels. On September 25, 2003, we entered into a third amendment to the Credit Agreement with the Lenders to amend the definition of EBITDA with respect to the minimum EBITDA covenant. Adjusted EBITDA is now defined as EBITDA for the period comprising the last four most recently completed fiscal quarters, plus the following items: (1) restructuring, non-recurring, one-time charges, (2) non-cash expenses, and (3) pro forma adjustments for acquisitions, each as mutually agreed upon by us and the Lenders. On December 30, 2003, we entered into a consent and fourth amendment to the Credit Agreement adding the provision to the funded debt to EBITDA ratio, for the computation period ended December 31, 2003 only, to be computed as the funded debt to adjusted EBITDA ratio. Our financial covenants under the amended Credit Agreement are as follows:

•	Maintain a fixed charge coverage ratio of not less than 1.10 to 1.00.

•	Maintain a funded debt to adjusted EBITDA ratio of less than 2.75 to 1.00.

•	Maintain a minimum adjusted EBITDA level, as defined in the third amendment to our Credit Agreement which is noted above, of $12.3 million for our first quarter of 2004, increasing in increments of $250,000 during each quarter of 2004 to $13.0 million for the quarter ending December 31, 2004 and each quarter thereafter.

      Furthermore, without prior consent of our lenders, the Credit Agreement limits, among other things, the payment of dividends to $.6 million, capital expenditures to $8.0 million, the incurrence of additional debt and restricts the sale of certain assets and merger or acquisition activities. We were in compliance with the above financial covenants as of December 31, 2003.

      The aggregate amounts of maturities on our long-term debt are as follows:

	2004	2005	2006	2007	Total

	(In thousands)
Term portion of long-term debt	$3,400	$3,400	$3,400	$100	$10,300
Revolving portion of long-term debt	—	17,300	—	—	17,300

	$3,400	$20,700	$3,400	$100	$27,600

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

      The aggregate amounts of maturities on our notes payable are as follows:

	2004	2005	2006	Total

	(In thousands)
Notes payable to related parties	$250	$710	$250	$1,210

Note 7:     Income Taxes

      The domestic and foreign components of income (loss) from continuing operations before income taxes are as follows:

	2003	2002	2001

	(In thousands)
United States	$219	$3,828	$(3,035)
Foreign	—	—	253

Consolidated pretax income (loss)	$219	$3,828	$(2,782)

      The provision (benefit) for income taxes relating to continuing operations consists of the following:

	2003	2002	2001

	(In thousands)
Current:
United States	$(147)	$(91)	$1,131
Foreign	—	—	101
State	(17)	—	—

Total current	(164)	(91)	1,232
Deferred:
United States	257	1,362	(1,504)
Foreign	—	—	—
State	24	241	(62)

Total deferred	281	1,603	(1,566)

Provision (benefit) for income taxes	$117	$1,512	$(334)

NASHUA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Total net deferred tax assets (liabilities) are comprised of the following:

	2003	2002

	(In thousands)
Depreciation	$(1,124)	$(561)
Other	(372)	(367)

Gross deferred tax liabilities	(1,496)	(928)
Restructuring	496	490
Pension and postretirement benefits	8,818	7,882
State loss carryforwards	1,922	1,922
Alternative minimum tax and general business credits	1,434	1,241
Accrued expenses	931	886
Inventory reserves	1,000	925
Bad debt reserves	419	409
Other	2,175	1,748

Gross deferred tax asset	17,195	15,503
Deferred tax assets valuation allowance	(600)	(600)

Net deferred tax assets	$15,099	$13,975

      Reconciliations between income tax provision (benefit) from continuing operations computed using the United States statutory income tax rate and our effective tax rate are as follows:

	2003	2002	2001

United States federal statutory rate (benefit)	35.0%	35.0%	(35.0)%
State taxes, net of federal tax benefit	2.0	4.1	(1.3)
Non-deductible goodwill	—	—	21.7
Non-deductible meals and entertainment	12.3	.4	2.3
Other, net	4.1	—	.3

Effective tax rate (benefit)	53.4%	39.5%	(12.0)%

      At December 31, 2003, other current assets included $3.7 million of net deferred tax assets and $.5 million of tax receivables, and other assets included $11.4 million of net deferred tax assets. During 2002, we added deferred tax assets of $7.5 million associated with a minimum pension liability adjustment as discussed in detail in Note 12 to our consolidated financial statements. At December 31, 2002, $3.8 million and $.7 million of net deferred tax assets were included in other current assets and other assets, respectively. At December 31, 2003 and 2002, $5.3 million and $5.4 million of accrued taxes were included in accrued expenses.

      At December 31, 2003, we had $1.9 million of state net operating loss carryforwards and $1.4 million of Federal tax credit carryforwards, which are available to offset future domestic taxable earnings. The state net operating loss carryforward benefits expire between 2004 and 2020. Included in the $1.4 million of Federal tax credit carryforwards are business tax credits of $.6 million that expire beginning in 2013 and $.8 million of tax credit carryforwards for alternative minimum tax that have no expiration date. In the fourth quarter of 2002, we evaluated the realizability of state net operating loss carryforwards taking into consideration current projections of future taxable income and changes in the forecasted timing for deductibility of certain significant temporary differences. Based upon this assessment, we believe that it is more likely than not that $.6 million of state net operating loss carryforwards will not be realized prior to their expiration. In the fourth

NASHUA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

quarter of 2002, we decreased both the tax asset and related valuation allowance by $1.3 million for state net operating loss carryforwards.

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

      On October 28, 2003, the IRS completed an examination of our corporate income tax returns for the years 1998 through 2000 and issued a Notice of Proposed Adjustment which assessed additional taxes of $30,021 excluding interest. While the amount assessed is immaterial, we have filed a protest of the proposed adjustment since certain adjustments proposed by the IRS for the years 1995 through 1997 could impact the tax liability for the period 1998 through 2000. We are working with the Appeals Office of the IRS to resolve issues relating to the years 1997 through 2000.

      While we believe that we have provided adequately for our tax liabilities through December 31, 2003, including liabilities related to matters in dispute with taxing authorities, we can provide no assurances that we will prevail in our defense against adjustments proposed in these pending or future federal and state examinations. In addition, the ultimate resolution of these open tax matters could be either in excess of or less than current reserves.

Note 8:     Shareholders’ Equity

      Our ability to pay dividends is restricted to $.6 million under the provisions of our credit agreement, without the prior approval of our lenders. We did not declare or pay a cash dividend on our common stock in 2003 or 2002 and do not currently intend to pay dividends in the foreseeable future.

Note 9:     Stock Option and Stock Award Plans

      We have three stock compensation plans at December 31, 2003: the 1987 Stock Option Plan, the 1996 Stock Incentive Plan and the 1999 Shareholder Value Plan. Awards may no longer be granted under the 1987 Plan. Awards under the 1996 Plan and the 1999 Plan are made at the discretion of our Leadership and Compensation Committee of our Board of Directors.

      Under the 1987 Plan, nonstatutory stock options have been awarded and are currently exercisable. Nonstatutory stock options expire 10 years and one day from the date of grant.

      Nonstatutory stock options have been awarded under the 1996 and 1999 Plans. Of the 660,000 and 600,000 shares authorized by our Board of Directors for the 1996 and 1999 Plans, respectively, 54,768 and 19,775 shares are available to be awarded as of December 31, 2003. Stock options under the 1996 and 1999 Plans generally become exercisable either (a) 50 percent on the first anniversary of grant and the remainder on the second anniversary of grant, (b) 100 percent at one year from the date of grant, or (c) otherwise as determined by the Committee. Certain options may become exercisable immediately under certain circumstances and events as defined under these plans and option agreements. Nonstatutory stock options under the 1996 Plan expire 10 years and one day from the date of grant, and incentive stock options expire 10 years from the date of grant. Nonstatutory and incentive stock options granted under the 1999 Plan expire 10 years from the date of grant. Currently, there are no incentive stock options granted under the 1996 and 1999 Plans.

NASHUA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Performance based restricted stock awards have been granted to certain key executives under the 1996 and 1999 Plans. Restrictions on such shares lapse either (i) in equal amounts when the average closing price of our common stock reaches $19 and $21 for a consecutive 10 trading day period; (ii) in equal amounts when the average closing price of our common stock reaches $21 and $23 for a consecutive 10 trading day period; or (iii) 33 1/3 percent per year on each of the three anniversary dates following the date of grant. Shares issued under the plans are initially recorded at their fair market value on the date of grant with a corresponding charge to additional paid-in capital representing the unearned portion of these awards. During 2003, restrictions lapsed on 33,334 shares and during both 2002 and 2001, restrictions lapsed on 33,333 shares. We recognized compensation expense of $.1 million in 2003 and $.3 million in 2002 and 2001 in our Consolidated Statement of Operations, along with an increase to additional paid-in capital, representing the earned portion of these awards. Shares of performance based restricted stock are forfeited if the specified closing prices of our common stock are not met within five years of grant or the executive leaves the Company. During 2003, 20,000 shares of restricted stock were forfeited.

      A summary of the status of our fixed stock option plans as of December 31, 2003, 2002 and 2001 and changes during the years ended on those dates is presented below:

	2003		2002		2001

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding beginning of year	905,500	$7.75	909,500	$7.68	649,735	$10.39
Granted	—	—	61,200	6.72	470,700	4.88
Exercised	(52,125)	5.23	(53,600)	4.45	(11,100)	6.63
Forfeited — non-vested	(17,175)	6.27	(4,025)	6.74	(66,625)	5.78
Forfeited — exercisable	(24,200)	15.47	(6,075)	11.00	(131,710)	11.79
Expired	(5,825)	26.27	(1,500)	28.13	(1,500)	34.63

Outstanding end of year	806,175	$7.58	905,500	$7.75	909,500	$7.68
Options exercisable at end of year	791,175	$7.59	732,000	$8.19	392,600	$10.94
Weighted average fair value of options granted during the year (exercise price equals market price)		—		$2.85		$1.99

NASHUA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes information about stock options outstanding at December 31, 2003:

	Options Outstanding			Options Exercisable

			Weighted	Number	Weighted
	Number	Weighted Average	Average	Exercisable	Average
Range of	Outstanding	Remaining	Exercise	at	Exercise
Exercise Prices	at 12/31/03	Contractual Life	Price	12/31/03	Price

$ 4.01 – $ 4.38	205,400	7.1 year	$4.11	205,400	$4.11
$ 5.70 – $ 6.63	268,975	7.3 year	$6.07	268,975	$6.07
$ 6.65 – $ 6.90	53,700	8.2 year	$6.70	38,700	$6.72
$ 8.06 – $ 8.63	114,700	6.4 year	$8.18	114,700	$8.18
$ 9.87 – $11.63	50,400	5.0 year	$10.35	50,400	$10.35
$12.37 – $19.75	102,500	3.1 year	$15.03	102,500	$15.03
$25.75 – $26.25	10,500	0.2 year	$25.89	10,500	$25.89

$ 4.01 – $26.25	806,175	6.4 year	$7.58	791,175	$7.59

      A summary of the status of our restricted stock plans as of December 31, 2003, 2002 and 2001 and changes during the years ended on those dates is presented below:

	2003	2002	2001

Restricted stock outstanding at beginning of year	53,334	146,667	334,000
Granted	—	—	—
Forfeited and converted	(53,334)	(93,333)	(187,333)

Restricted stock outstanding at end of year	—	53,334	146,667
Weighted average fair value per restricted share at grant date	$—	$—	$—
Weighted average share price at grant date	$—	$—	$—

      We follow the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation.” We continue to measure compensation cost using the intrinsic value based method of accounting prescribed by APB Opinion No. 25. Stock-based compensation representing grants to non-employee directors and vesting of performance based restricted stock awards, recognized in our Consolidated Statement of Operations, was $.1 million for 2003 and $.4 million for 2002 and 2001. If we had elected to recognize compensation cost based on the fair value of options and restricted stock granted at grant date as prescribed by FAS 123, net income (loss) and earnings (loss) per share would have decreased (increased) as disclosed in our summary of significant accounting policies included in Note 1 to our consolidated financial statements.

NASHUA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The assumptions and methods used in estimating the fair value at the grant date of options and restricted shares granted are listed below:

Grant Year

	2003	2002	2001

Volatility of Share Price:
Options	N/A	36%	34%
Restricted stock	—	—	—
Dividend yield:
Options	—	—	—
Restricted stock	—	—	—
Interest rate:
Options	N/A	4.7%	4.8%
Restricted stock	—	—	—
Expected life of options	N/A	5.7 years	5.7 years
Valuation methodology:
Options	Black-Scholes Option Pricing Model
Restricted stock	Binomial Pricing Model

      Because the determination of the fair value of all options granted includes vesting periods over several years and additional option grants are expected to be made each year, the pro forma disclosures included in Note 1, are not representative of pro forma effects of reported net income for future periods.

Note 10:     Earnings Per Share

      Reconciliations of the numerators and denominators used in our 2003 and 2002 earnings per share calculations are presented below. A reconciliation for 2001 is not presented below because the weighted average shares (denominator) was 5,696,298 for computing both Basic EPS and Fully Diluted EPS resulting in identical EPS computations for the year ended December 31, 2001. The effect of stock options was excluded in computing Fully Diluted EPS for 2001 in accordance with Statement of Financial Accounting Standards No. 128 because the impact of stock options of 39,346 shares with an average market price below the average market price of our stock would have been antidilutive to loss per share computations for 2001.

	Year Ended December 31, 2003

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

	(In thousands, except per share data)
Net income	$102	—	—

Basic EPS Net income available to common shareholders	$102	5,869	$.02
Effect of dilutive securities stock options	—	130	—

Diluted EPS Net income available to common shareholders, assuming dilution	$102	5,999	$.02

NASHUA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2002

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

	(In thousands, except per share data)
Net income	$2,316	—	—

Basic EPS Net income available to common shareholders	$2,316	5,783	$.40
Effect of dilutive securities Stock options	—	90	—

Diluted EPS Net income available to common shareholders, assuming dilution	$2,316	5,873	$.39

      Performance based restricted stock of 0, 53,334 and 146,667 shares for the years ended December 31, 2003, 2002 and 2001, respectively, was not included in the above computations. Such shares could have been issued in the future subject to the occurrence of certain events as described in our “Stock Option and Stock Award Plans” Note.

Note 11:     Commitments and Contingencies

      Our rent expense for office equipment, facilities and vehicles was $1.8 million for 2003, $1.6 million for 2002 and $1.8 million for the year ended December 31, 2001. At December 31, 2003, we are committed, under non-cancelable operating and capital leases, as follows:

						Beyond
	2004	2005	2006	2007	2008	2008	Total

	(In thousands)
Capital leases	$190	$195	$59	$5	$—	$—	$449
Non-cancelable operating leases	978	594	325	280	194	—	2,371

	$1,168	$789	$384	$285	$194	$—	$2,820

      At December 31, 2003, we had a $2.7 million obligation under standby letters of credit with LaSalle Bank, NA and Fleet National Bank.

      During the third quarter of 2001, we entered into supply agreements for laminated and coated products with The Fasson Roll North America division of Avery Dennison. Under the terms of the agreements, we are committed to purchase a significant portion of the laminated materials we use in our Label Products segment from Avery Dennison through December 31, 2005. If we fail to meet the minimum purchase volumes specified in the agreements, we are subject to financial penalties. We acquired the required quantities and were in compliance with the agreements for 2002 and 2003.

      In August and September 1996, two individual plaintiffs filed lawsuits in the Circuit Court of Cook County, Illinois against Nashua Corporation, Cerion, certain directors and officers of Cerion, and our underwriter, on behalf of all persons who purchased the common stock of Cerion between May 24, 1996 and July 9, 1996. These two complaints were consolidated. In March 1997, the same individual plaintiffs joined by a third plaintiff filed a Consolidated Amended Class Action Complaint. The consolidated complaint alleged that, in connection with Cerion’s initial public offering, the defendants issued materially false and misleading statements and omitted the disclosure of material facts regarding, in particular, certain significant customer relationships. In October 1997, the Circuit Court, on motion by the defendants, dismissed the consolidated complaint. The plaintiffs filed a Second Amended Consolidated Complaint alleging similar claims as the first consolidated complaint seeking damages and injunctive relief. On May 6, 1998, the Circuit Court, on motion by the defendants, dismissed with prejudice the second amended consolidated complaint. The plaintiffs filed

NASHUA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

with the Appellate Court an appeal of the Circuit Court’s ruling. On November 19, 1999, the Appellate Court reversed the Circuit Court’s ruling that dismissed the second amended consolidated complaint. The Appellate Court ruled that the second amended consolidated complaint represented a valid claim and sent the case back to the Circuit Court for further proceedings. On December 27, 1999, we filed a Petition with the Supreme Court of Illinois. In that Petition, we asked the Supreme Court of Illinois to determine whether the Circuit Court or the Appellate Court is correct. Our Petition was denied and the case was sent to the Circuit Court for trial. Discovery has been completed, but no date has been set for trial and pre-trial motions. On October 8, 2003, the Circuit Court heard motions on a Summary Judgment motion and a class action certification motion. The Circuit Court is expected to rule on these motions in the first quarter of 2004. We believe that the lawsuit is without merit and will continue to defend ourselves in this matter. We also believe that we will receive the value of our 37.1 percent ownership in the Cerion liquidating trust which was valued at $.9 million on an after-tax basis at December 31, 2003. Our investment in Cerion is included under other assets in our Consolidated Balance Sheet.

      On September 14, 2000, Edward G. Krasnecki and EGK Realty Corporation filed suit against Nashua Corporation in the Superior Court of the Commonwealth of Massachusetts, Middlesex County. The plaintiffs are the owners of real property, formerly leased by us, located at 260 Billerica Road, Chelmsford, Massachusetts. The plaintiffs alleged that when we vacated the premises in 1997, we failed to remove improvements we had made to the property, failed to clean the premises as required by our lease, and left contamination on the property resulting in lost opportunities to the plaintiffs, for which the plaintiffs seek damages. We responded to their complaint, denying all liability and asserting affirmative defenses. We maintained that when we vacated the premises, we removed three underground tanks that we were entitled to remove under the terms of our lease, we detected soil contamination, reported and took prompt remedial action all in accordance with Massachusetts law, and were not liable to the plaintiffs. We also denied that we failed to remove improvements or that we failed to clean the premises in accordance with the terms of our lease. The matter was settled in 2003 and is now resolved.

      On May 30, 2003, Ricoh Company, Ltd. and affiliated companies filed a suit in the U.S. District Court for the District of New Jersey against several defendants, including the largest customer of Nashua’s Imaging Supplies segment and another company who is a supplier to the Imaging Supplies segment. The Complaint alleged multiple counts of patent infringement, trademark infringement, unfair competition, and copyright infringement by the defendants. On October 17, 2003, Ricoh amended the Complaint and added Nashua as an additional co-defendant in the suit. The allegations arose from the sale and distribution of Ricoh compatible toner products. Nashua filed a legal answer to the Complaint in December 2003. The suit is at its earliest stages with the legal discovery phase to continue in 2004. Attorneys for Nashua Corporation are in the process of reviewing the background and history of the lawsuit in order to fully develop our legal position and defenses in this matter. The Company believes it has valid defenses and potential recourse against certain other co-defendants in this matter.

      In December 2002, we eliminated the availability of certain postretirement health benefits to certain union and non-union employees of Nashua who had at least 10 years of service and chose to retire between age 60 to 65 which provided access to health benefits until age 65. The unions in New Hampshire objected to the action and filed a grievance. The final step of the grievance process is arbitration by the American Arbitration Association. The subject of the Arbitration was the interpretation of the collective bargaining contract language which we believe allows the modification of the eligibility of those postretirement health benefits. The unions’ position is that regardless of the contract wording, these benefits cannot be eliminated without bargaining with the union. The Arbitration hearing occurred on July 28, 2003 and the arbitrator ruled in favor of the unions on October 24, 2003. On November 24, 2003, we filed an appeal of the arbitration decision with the U.S. District Court for the District of New Hampshire. We believe the arbitrator erred in his decision process. We anticipate the complete appeals process could take several years.

NASHUA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      We are involved in certain environmental matters and have been designated by the Environmental Protection Agency, referred to as the EPA, as a potentially responsible party for certain hazardous waste sites. In addition, we have been notified by certain state environmental agencies that some of our sites not addressed by the EPA require remedial action. These sites are in various stages of investigation and remediation. Due to the unique physical characteristics of each site, the technology employed, the extended timeframes of each remediation, the interpretation of applicable laws and regulations and the financial viability of other potential participants, our ultimate cost of remediation is difficult to estimate. Accordingly, estimates could either increase or decrease in the future due to changes in such factors. At December 31, 2003, based on the facts currently known and our prior experience with these matters, we have concluded that it is probable that site assessment, remediation and monitoring costs will be incurred. We have estimated a range for these costs of $.7 million to $1.3 million for continuing operations. This estimate could increase if other potentially responsible parties or our insurance carriers are unable or unwilling to bear their allocated share and cannot be compelled to do so. At December 31, 2003, our accrual balance relating to environmental matters was $.7 million for continuing operations. Based on information currently available, we believe that it is probable that the major potentially responsible parties will fully pay the costs apportioned to them. We believe that our remediation expense is not likely to have a material adverse effect on our consolidated financial position or results of operations.

      We are involved in various other lawsuits, claims and inquiries, most of which are routine to the nature of our business. In the opinion of our management, the resolution of these matters will not materially affect our Company.

Note 12:     Postretirement Benefits

Defined Contribution Plan

      Eligible employees may participate in the Nashua Corporation Employees’ Savings Plan, a defined contribution 401k plan. We match participating employee contributions at 50 percent for the first 6 percent of base compensation that a participant contributes to the Plan. Contributions can be increased or decreased at the option of our Board of Directors. For 2003, 2002 and 2001 our contributions to this Plan were $1.0 million, $1.0 million and $1.1 million, respectively. Participants are immediately vested in all contributions, plus actual earnings thereon.

      The Plan also provides that eligible employees not covered under our defined benefit pension plans may receive a profit sharing contribution. This contribution, which is normally based on our profitability, is discretionary and not defined. Profit sharing contributions were $0 million for 2003, $.2 million for 2002 and $.1 million for 2001.

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

Retiree Health Care and Other Benefits

      We also provide certain postretirement health care and death benefits to eligible retired employees and their spouses. Salaried participants generally became eligible for retiree health care benefits after reaching age 60 with ten years of service and retired prior to January 1, 2003. Benefits, eligibility and cost-sharing provisions

NASHUA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

for hourly employees vary by location or bargaining unit. Generally, the medical plans are fully insured managed care plans. In 1993, the postretirement benefit plan was changed to share the cost of benefits with all retirees, resulting in an unrecognized benefit, which is being amortized over the future service period of the active employees. During 2002, we eliminated these benefits for active employees retiring after December 31, 2002. The unions in New Hampshire filed a grievance on the termination of the postretirement medical benefits. The arbitration hearing was held on July 28, 2003 and the arbitrator ruled in favor of the unions on October 24, 2003. On November 24, 2003, we filed an appeal of the arbitrator’s decision in the U.S. District Court for the District of New Hampshire.

			Postretirement
	Pension Benefits		Benefits

	2003	2002	2003	2002

	(In thousands)
Change in benefit obligation
Projected benefit obligation at beginning of year	$70,917	$61,542	$3,893	$6,392
Service cost	771	1,473	60	120
Interest cost	4,624	4,459	289	432
Amendments	—	924	—	(249)
Curtailment/ Settlement	—	(2,886)	944	(2,639)
Actuarial loss	7,651	7,018	204	786
Benefits paid	(2,242)	(1,613)	(599)	(949)

Projected benefit obligation at end of year	$81,721	$70,917	$4,791	$3,893

Change in plan assets
Fair value of plan assets at beginning of year	$55,368	$61,318	$—	$—
Actual return on plan assets	11,249	(4,617)	—	—
Employer contribution	—	—	599	949
Benefits paid	(1,958)	(1,333)	(599)	(949)

Fair value of plan assets at end of year	$64,659	$55,368	$—	$—

Reconciliation of funded status
Funded status	$(17,062)	$(15,549)	$(4,790)	$(3,893)
Unrecognized net actuarial (gain)/loss	21,005	19,001	(2,171)	(2,479)
Unrecognized prior service cost	1,883	2,152	(448)	—
Unrecognized net transition asset	—	(107)	—	—

Net amount recognized	$5,826	$5,497	$(7,409)	$(6,372)

The amount recognized in our consolidated balance sheet consists of the following:
Pension/postretirement liability	$(17,062)	$(15,549)	$(7,409)	$(6,372)
Accumulated other comprehensive loss	21,005	18,894	—	—
Intangible asset	1,883	2,152	—	—

Net amount recognized	$5,826	$5,497	$(7,409)	$(6,372)

NASHUA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assumptions:

	Pension Benefits			Postretirement Benefits

	2003	2002	2001	2003	2002	2001

Weighted-average assumptions used to determine net benefit costs:
Discount rate	6.50%	7.25%	7.25%	6.50%	7.25%	7.25%
Expected return on plan assets	8.50%	9.00%	9.70%	—	—	—
Average rate of compensation increase	3.00%	3.50%	4.00%	—	—	—

	Pension Benefits			Postretirement Benefits

	2003	2002	2001	2003	2002	2001

Weighted-average assumptions used to determine benefit obligations at year end:
Discount rate	6.00%	6.50%	7.25%	6.0%	6.50%	7.25%
Average rate of compensation increase	N/A	3.00%	3.50%	—	—	—

      The most significant elements in determining our pension income or expense in accordance with FAS 87 are the expected return on plan assets and the discount rate. We assumed an expected long-term rate of return on plan assets of 8.0 percent for the year ended December 31, 2003, down from 8.5 percent for the year ended December 31, 2002. The assumed long-term rate of return on assets was developed after evaluating input from our third party pension plan investment advisor. The evaluation included their review of asset return expectations and long-term inflation assumptions. This long-term rate of return on assets is applied to a calculated value of plan assets, which recognizes changes in the fair value of plan assets. This produces the expected return on plan assets that is included in the determination of our pension income or expense. The difference between this expected return and the actual return on plan assets is deferred. The net deferral of past asset gains or losses affects the calculated value of plan assets and, ultimately, our future pension income or expense. Should our long-term return on plan assets either fall below or increase above 8.0 percent, our future pension expense would either increase or decrease. The historic rate of returns for our pension plan assets are as follows:

One year	22.1%
Five years	6.2%
Ten years	9.7%

      Our pension plan asset allocation at December 31, 2003 and our target allocation for 2004 are:

		2004
	2003	Target

Asset Category
Equity Securities	59%	55%
Fixed Income	41%	45%

      Our pension plan investment strategy includes the maximization of return on pension plan investment, at an acceptable level of risk, assuring the fiscal health of the plan and achieving a long-term real rate of return which will equal or exceed the expected return on plan assets. To achieve these objectives, we invest in a diversified portfolio of asset classes consisting of U.S. domestic equities, international equities, and high quality and high yield domestic fixed income funds.

NASHUA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      As of December 31, 2003, our pension plan investments were diversified as follows:

(In millions)
Investments
Large cap equities	$22.4
Small cap equities	10.1
International equities	5.4
High yield bonds	4.4
Fixed income/bond investments	21.8
Cash	.6

Total	$64.7

      Net periodic pension and postretirement benefit (income) costs from continuing operations for the plans, exclusive of gains and losses from freezing and curtailing pension and postretirement plans, includes the following components:

	Pension Benefits			Postretirement Benefits

	2003	2002	2001	2003	2002	2001

	(In thousands)
Components of net periodic (income) cost
Service cost	$771	$1,473	$1,674	$60	$120	$62
Interest cost	4,624	4,459	4,130	289	432	444
Expected return on plan assets	(5,760)	(5,715)	(6,129)	—	—	—
Amortization of prior service cost	268	836	742	(65)	(106)	(79)
Recognized net actuarial (gain)	159	—	—	(246)	(195)	(231)
Amortization of transition obligation	(107)	(123)	150	—	—	—

Net periodic (income) cost	$(45)	$930	$567	$38	$251	$196

      Our projected benefit obligation or PBO, accumulated benefit obligation or ABO and fair value of plan assets for our plans that have accumulated benefit obligations in excess of plan assets are as follows:

	2003			2002

	PBO	ABO	Plan Assets	PBO	ABO	Plan Assets

	(In millions)
Supplemental Executive Retirement Plan	$3.4	$3.4	$—	$3.1	$3.1	$—
Hourly Employees Retirement Plan of Nashua Corporation	$33.7	$33.7	$29.0	$29.2	$29.2	$24.8
Retirement Plan for Salaried Employees of Nashua Corporation	$44.7	$44.7	$35.6	$38.7	$38.7	$30.5

      Assumed health care cost trend rates have a significant effect on the amounts reported for our health care plan. The assumed health care cost trend rate was 12 percent for 2004 and ranges from 10 percent to 4 percent

NASHUA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

for future years. A one percentage-point change in assumed health care cost trend rates would have the following effects:

	1-Percentage	1-Percentage
	Point Increase	Point Decrease

	(In thousands)
Effect on total of service and interest cost components	$11	$(7)
Effect on accumulated postretirement benefit obligation	$87	$(81)

      Our annual measurement dates for our pension benefits and postretirement benefits are December 31.

      Approximately $17.1 million and $15.5 million of our accrued pension cost and $7.4 million and $6.4 million of our accrued postretirement benefits for 2003 and 2002, respectively, are included in other long-term liabilities in our accompanying consolidated balance sheet. Intangible pension assets of $1.9 million and $2.2 million for 2003 and 2002, respectively, are included in other assets in our accompanying consolidated balance sheet. We estimate a contribution to our hourly pension plan of approximately $.6 million in 2004.

      During the fourth quarters of 2003 and 2002, we recorded non-cash charges of $1.3 million and $11.4 million, respectively, to shareholders’ equity because as of December 31, 2003 and December 31, 2002, the accumulated benefit obligations exceeded the fair value of plan assets of company-sponsored pension plans due to declines in the fair market value of equities held by the plans in 2002 and decreases in our expected return on plan assets and discount rate resulting from current economic trends in 2003 and 2002. The charges for 2003 and 2002 were net of $.9 million and $7.5 million, respectively, in taxes which are included in other assets and reflect increases in our deferred tax assets.

      In October 2002, our Board of Directors approved changes to The Nashua Corporation Retirement Plan for Salaried Employees, The Supplemental Executive Retirement Plan and retiree medical and death benefit plans. As a result of these changes, we recognized a gain of $2.7 million related to the elimination of certain benefits related to our retiree medical and death benefit plans and a gain of $.2 million from the buy out of a portion of existing retirees’ death benefits, partially offset by a loss of $2.7 million related to freezing benefits of the salaried pension plans. During 2003, the unions in New Hampshire objected to the elimination of the availability of certain postretirement health benefits to certain union employees. A grievance was filed by the unions and an arbitration hearing was held. The arbitrator ruled in favor of the unions and we have appealed the arbitrator’s decision. In December 2003 we recognized a loss of $1.6 million related to our union retiree medical plans.

Note 13:     Information About Operations

      We have three reportable segments:

(1) Label Products: which converts, prints and sells pressure sensitive labels and tags to distributors and end-users.

(2) Specialty Paper Products: which coats and converts various converted paper products sold primarily to domestic converters and re-sellers, end-users and private-label distributors. Our Specialty Paper segment’s product scope includes thermal papers, bond papers, carbonless paper, specialty printed papers, such as financial receipts and point-of-sale receipts, wide-format media papers, dry-gum papers, heat seal papers, small rolls and ribbons.

(3) Imaging Supplies: which produces and sells copier supplies (primarily toner and developer) to distributors, value-added resellers and end-users.

      The accounting policies of our segments are the same as those described in our “Summary of Significant Accounting Policies” Note. Segment data does not include restructuring and other unusual items, and we do

NASHUA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

not allocate all corporate costs and assets to our divisions. We evaluate the performance of our segments and allocate resources to them based on pretax income before restructuring and other unusual items.

      Our Specialty Paper Products segment was a major supplier of thermal roll stock to our Label Products segment through the third quarter of 2001. Eliminations represent sales between our Specialty Paper Products and Label Products segments. Excluding sales between segments, reflected as eliminations in the table below, external sales for our Specialty Paper Products segment were $163.6 million, $158.3 million, and $140.0 million for the years ended December 31, 2003, 2002 and 2001. Sales between segments and between geographic areas are negotiated based on what we believe to be market pricing.

      We have one group of customers under common control that represents ten percent or more of our consolidated revenues. Sales to Wal-Mart and Sam’s Club totaled $31.8 million in 2003, representing sales of $20.1 million for our Specialty Paper Products segment and $11.7 million for our Label Products segment. While no other customer represented ten percent of our consolidated revenues, each of our segments has significant customers. The loss of a significant customer could have a material adverse effect on us or our segments.

      Our reportable segments are strategic business units grouped by product class. We manage them separately because each business requires different technology and marketing strategies.

      The table below presents information about our reported segments for the years ended December 31:

				Income (Loss) Before
	Net Sales			Income Taxes			Identifiable Assets

	2003	2002	2001	2003	2002	2001	2003	2002	2001

	(In millions)
By Reportable Segment:
Label Products	$101.8	$100.8	$107.9	$5.8	$5.5	$6.7	$48.2	$41.3	$26.8
Specialty Paper Products	169.0	160.7	150.4	4.4	6.5	4.9	63.9	66.7	47.4
Imaging Supplies	23.5	24.0	24.4	.4	.9	.2	12.5	13.5	16.0
Reconciling Items:
Eliminations	(5.4)	(2.4)	(10.4)	—	—	—	—	—	—
Other(1)		.1	.2	—	—	.4	—	—	1.1
Unallocated corporate expenses and assets	—	—	—	(7.6)	(7.9)	(7.6)	27.1	24.7	52.7
Amortization of goodwill	—	—	—	—	—	(1.7)	—	—	—
Interest expense, net	—	—	—	(1.3)	(1.5)	(2.7)	—	—	—
Net gain on curtailment/freeze of pension/postretirement plans	—	—	—	(1.6)	.2	—	—	—	—
Restructuring and other unusual items	—	—	—	.1	.1	(3.0)	—	—	—
Discontinued operations	—	—	—	—	—	—	—	—	1.0

Consolidated	$288.9	$283.2	$272.5	$.2	$3.8	$(2.8)	$151.7	$146.2	$145.0

(1)	Includes activity from operations which falls below the quantitative thresholds for a reportable segment.

NASHUA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Capital expenditures and depreciation and amortization by reportable segment are set forth below for the years ended December 31:

				Depreciation &
	Capital Expenditures			Amortization

	2003	2002	2001	2003	2002	2001

	(In millions)
Label Products	$2.2	$1.8	$.7	$2.4	$2.2	$2.9
Specialty Paper Products	1.0	1.6	.9	3.8	3.6	3.2
Imaging Supplies	.4	.5	.5	1.4	1.5	1.5
Reconciling Items:
Goodwill	—	—	—	—	—	1.7
Corporate	.7	.4	.3	.3	.3	.4

Consolidated	$4.3	$4.3	$2.4	$7.9	$7.6	$9.7

      The following is information by geographic area as of and for the years ended December 31:

	Net Sales from
	Continuing Operations			Long-Lived Assets

	2003	2002	2001	2003	2002	2001

	(In millions)
By Geographic Area
United States	$288.9	$283.2	$272.5	$79.0	$78.7	$86.2
Reconciling Items:
Discontinued Operations	—	—	—	.9	.9	.9
Deferred tax assets	—	—	—	11.4	10.2	2.9

Consolidated	$288.9	$283.2	$272.5	$91.3	$89.8	$90.0

      Net sales from continuing operations by geographic area are based upon the geographic location from which the goods were shipped and not the customer location.

NASHUA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14:     Quarterly Operating Results (Unaudited)

      Our quarterly operating results based on our use of 13-week periods are as follows:

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter	Year

	(In millions, except per share data)
2003(1)
Net sales	$67,193	$72,431	$74,075	$75,207	$288,906
Gross margin	12,598	13,421	14,024	13,762	53,805
Net income (loss)(2)	176	118	697	(889)	102
Earnings (loss) per common share(2)	.03	.02	.12	(.15)	.02
Market price:
High	9.02	9.48	9.50	9.08	9.50
Low	8.65	8.73	6.75	7.93	6.75
2002(3)
Net sales	$64,523	$70,885	$72,798	$74,984	$283,190
Gross margin	12,520	14,869	14,551	14,148	56,088
Net income (loss)(4)	143	1,074	673	426	2,316
Earnings (loss) per common share(4)	.02	.19	.12	.07	.40
Market price:
High	7.54	7.25	10.20	9.60	10.20
Low	5.40	5.85	6.20	6.85	5.40

(1)	We acquired the operations assets of The Label Company from Bunzl Distribution in February 2003, as described in Note 2. The operations of The Label Company have been included in our quarterly operating results since the date of acquisition.

(2)	Our fourth quarter includes restructuring income of $68,000 resulting from a net reduction to previously established reserves and a loss of $1.6 million resulting from the adjustment to the curtailment of postretirement plans of our union employees located in New Hampshire, as described in Notes 2 and 12, respectively.

(3)	We acquired the assets of Computer Imaging Supplies, Inc. and certain assets of Dietzgen LLC during the second quarter of 2002, as described in Note 2. The operations of CIS and Dietzgen have been included in our quarterly operating results since their dates of acquisition.

(4)	The first quarter includes a pretax restructuring charge of $.1 million related primarily to workforce reductions in our Toner division. The third quarter includes a net pretax restructuring charge of $3.0 million related to the shutdown of our Label lamination business, partially offset by unusual income from the sale of land in Merrimack, NH. The fourth quarter includes net pretax unusual income of $.2 million resulting from a legal settlement associated with the acquired Rittenhouse businesses, partially offset by a restructuring charge associated with outsourcing our toner filling operation and an additional restructuring charge resulting from the shutdown of our lamination business.

Note 15:     Common Stock Information

      Our stock is traded on the New York Stock Exchange under the trading symbol “NSH.” At December 31, 2003, there were 1,115 record holders of our common stock.

NASHUA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 16:     Related Parties

Leases with Related Parties

      We rent property and equipment under leases with entities partially owned by either a family partnership of which our Chief Executive Officer and his family have total interest or by our Chief Executive Officer. Associated with these leases, we incurred rent expense of approximately $.2 million during 2003 and 2002 and $.3 million during 2001. We also pay taxes and utilities and insure property occupied under these leases.

      In December 2003, our Board of Directors approved the purchase of equipment previously leased from a related party. Subsequently, we purchased the equipment and will no longer incur lease expense on the equipment.

Notes Payable to Related Parties

      We have a note payable to one of our executive officers and two notes payable to Nashua employees as discussed in detail in Note 6.

Loans to Related Parties

      We have loans to our Chief Executive Officer and a former owner of Rittenhouse Paper Company and current consultant to Nashua relating to life insurance premiums paid on their behalf. These loans are partially collateralized by the cash surrender value of related life insurance policies and fully covered by the death benefit payable under these policies. These loans do not incur interest and are due upon death, settlement or termination of related life insurance policies. At December 31, 2003 and 2002, loans of $1.2 million and $1.0 million, respectively, are included in other assets in our Consolidated Balance Sheet. Below is a summary of related party loan activity:

	Chief	Other
	Executive	Related
	Officer	Party	Total

	(In thousands)
Acquired upon acquisition of Rittenhouse Paper Company on April 17, 2000	$160	$195	$355
Net premiums paid in 2001	154	214	368
Net premiums paid in 2002	—	250	250
Net premiums paid in 2003	—	235	235

Balance at December 31, 2003	$314	$894	$1,208

Collateralized cash surrender value of life insurance policies	$472	$482	$954

      In the fourth quarter of 2003, we incurred a one-time $330,000 charge related to the settlement of future obligations under an employment contract in which we were required to fund a split dollar life insurance policy on behalf of our Chief Executive Officer, Andrew Albert. As part of the agreement, Mr. Albert repaid Nashua $313,000, in January 2004, for insurance premiums previously paid by us.

SCHEDULE II

NASHUA CORPORATION AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

	Balance at
	Previous					Balance at
	End of Year	Additions		Deductions		End of Year

	(In thousands)
DECEMBER 31, 2003:
Allowance for doubtful accounts	$677	$432	(a)	$(248	)(b)	$861
Valuation allowance on state net operating loss carryforwards	$600	—		—		$600
DECEMBER 31, 2002:
Allowance for doubtful accounts	$1,241	$411	(a)	$(975	)(b)	$677
Valuation allowance on state net operating loss carryforwards	$1,885	$—		$(1,285)		$600
DECEMBER 31, 2001:
Allowance for doubtful accounts	$1,035	$1,296	(a)	$(1,090	)(b)	$1,241
Valuation allowance on state net operating loss carryforwards	$1,885	$—		$—		$1,885

(a)	Includes recoveries and amounts charged to costs and expenses.

(b)	Includes accounts deemed uncollectible.

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of Nashua Corporation:

      We have audited the accompanying consolidated balance sheets of Nashua Corporation as of December 31, 2003 and 2002 and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nashua Corporation at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

      As discussed in Notes 3 and 4 to the Consolidated Financial Statements, in 2002 the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

ERNST & YOUNG LLP

Manchester, New Hampshire

February 7, 2004

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      None.

Item 9A.     Controls and Procedures

      1. Our Company’s management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2003. Based on their evaluation, our chief executive officer and chief financial officer concluded that as of December 31, 2003, our disclosure controls and procedures were (1) designed to ensure that material information related to our Company, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared, and (2) effective, in that they provided reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

      2. No change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.     Directors and Executive Officers of the Registrant

Directors

      The information required by this Item with respect to directors will be included in our definitive Proxy Statement for our Annual Meeting of Stockholders to be held on May 4, 2004, and is incorporated herein by reference.

Executive Officers of the Registrant

      The information required by this Item with respect to our executive officers is contained in Part I of this Form 10-K.

Code of Ethics

      The information required by this Item with respect to code of ethics will be included in our definitive Proxy Statement for our Annual Meeting of Stockholders to be held on May 4, 2004, and is incorporated herein by reference. In accordance with Item 406 of Regulation S-K, a copy of our code of ethics is available on our website at www.nashua.com.

Item 11.     Executive Compensation

      The information required by this Item will be included in our definitive Proxy Statement for our Annual Meeting of Stockholders to be held on May 4, 2004, and is incorporated herein by reference.

Item 12.     Security Ownership of Certain Beneficial Owners and Management

      The information required by this Item will be included in our definitive Proxy Statement for our Annual Meeting of Stockholders to be held on May 4, 2004, and is incorporated herein by reference.

Item 13.     Certain Relationships and Related Transactions

      The information required by this Item will be included in our definitive Proxy Statement for our Annual Meeting of Stockholders to be held on May 4, 2004, and is incorporated herein by reference.

Item 14.     Principal Accountant Fees and Services

      The information required by this Item will be included in our definitive Proxy Statement for our Annual Meeting of Stockholders to be held on May 4, 2004, and is incorporated herein by reference.

PART IV

Item 15.     Exhibits, Financial Statement Schedules and Reports on Form 8-K

  (a) The following documents are included in Item 8 of Part II of this Form 10-K:

      (1) Financial statements:

•	Consolidated Statements of Operations for each of the three years ended December 31, 2003, 2002 and 2001

•	Consolidated Balance Sheets at December 31, 2003 and December 31, 2002

•	Consolidated Statements of Shareholders’ Equity for each of the three years ended December 31, 2003, 2002 and 2001

•	Consolidated Statements of Cash Flows for each of the three years ended December 31, 2003, 2002 and 2001

•	Notes to Consolidated Financial Statements

•	Report of Independent Auditors

(2) Financial statement schedule:

•	Schedule II — Valuation and qualifying accounts for each of the three years ended December 31, 2003, 2002 and 2001

The financial statement schedule should be read in conjunction with our financial statements included in Item 8 of Part II of this Form 10-K. All other schedules have been omitted as they are not applicable, not required, or the information is included in the consolidated financial statements or notes to the consolidated financial statements.

      (3) Exhibits:

2.01		Agreement and Plan of Merger, dated as of March 25, 2002, between Nashua Corporation and Nashua MA Corporation. Incorporated by reference to our Definitive Proxy Statement filed on March 27, 2002.
3.01		Articles of Organization, as amended. Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 28, 2002.
3.02		By-laws, as amended. Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 28, 2002.
4.01		Credit Agreements, dated March 1, 2002 by and among Nashua Corporation, LaSalle Bank, NA and Fleet National Bank. Incorporated by reference to our Current Report on Form 8-K dated March 14, 2002.
4.02		First Amendment to Credit Agreement, dated as of July 15, 2003, by and among Nashua Corporation, Fleet National Bank and LaSalle Bank National Association. Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 27, 2003.
4.03		Waiver and Second Amendment to Credit Agreement, dated as of July 24, 2003, by and among Nashua Corporation, Fleet National Bank and LaSalle Bank National Association. Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 27, 2003.
4.04		Third Amendment to Credit Agreement, dated as of September 25, 2003, by and among Nashua Corporation, Fleet National Bank and LaSalle Bank National Association. Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended September 26,.
4.05	*	Fourth Amendment to Credit Agreement, dated as of December 30, 2003, by and among Nashua Corporation, Fleet National Bank and LaSalle Bank National Association.

+10.01		Amended and Restated 1987 Stock Option Plan. Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 1997.
+10.02		Amended and Restated 1996 Stock Incentive Plan. Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended April 2, 1999.
+10.03		1999 Shareholder Value Plan. Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended April 2, 1999.
+10.04		Employment Agreement, dated as of April 14, 2000 between Nashua Corporation and Andrew B. Albert. Incorporated by reference to our Current Report on Form 8-K dated April 14, 2000 and filed on April 18, 2000.
+10.05		Change of Control and Severance Agreement, dated as of June 24, 1998 between Nashua Corporation and John L. Patenaude. Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended July 3, 1998.
+10.06		Change of Control and Severance Agreement, dated as of December 15, 2000 between Nashua Corporation and Robert S. Amrein. Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2000.
+10.07		Change of Control and Severance Agreement, dated as of February 25, 2000 between Nashua Corporation and Donna J. DiGiovine. Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 1999.
+10.08	*	Management Incentive Plan.
+10.09		Form of Indemnification Agreement between Nashua Corporation and its directors and executive officers. Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended September 27, 2002.
+10.10		Deferred Compensation Agreement dated as of December 23, 1996 between Rittenhouse Paper Company and Thomas R. Pagel. Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2000.
10.11		Lease Agreement, dated December 19, 1994 between Nashua Corporation and Sun Life Assurance Company of Canada. Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2000.
10.12		Master Agreement dated as of July 2, 2001, between Nashua Corporation and the Fasson Roll North America division of Avery Dennison Corporation. Incorporated by reference to our Current Report on Form 8-K dated July 9, 2001 and filed on July 12, 2001.
14.01	*	Code of Ethics.
21.01	*	Subsidiaries of the Registrant.
23.01	*	Consent of Ernst & Young LLP.
24.01	*	Power of Attorney.
31.01	*	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 15, 2003.
31.02	*	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 15, 2003.
32.01	*	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 15, 2003.
32.02	*	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 15, 2003.

* — Filed herewith.

+ —	Identifies exhibits constituting management contracts or compensatory plans or other arrangements required to be filed as an exhibit to this Annual Report on Form 10-K.

      (4) Reports on Form 8-K:

On October 23, 2003, we filed a Current Report on Form 8-K, dated October 22, 2003, furnishing, under Item 12, a press release reporting financial results for the quarter ended September 26, 2003.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NASHUA CORPORATION

BY:	/s/ JOHN L. PATENAUDE

JOHN L. PATENAUDE
Vice President-Finance and
Chief Financial Officer

Date: March 15, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date

/s/ ANDREW B. ALBERT Andrew B. Albert		Chairman, President and Chief Executive Officer (principal executive officer)	March 15, 2004

/s/ JOHN L. PATENAUDE John L. Patenaude		Vice President-Finance and Chief Financial Officer (principal financial officer)	March 15, 2004

/s/ MARGARET M. CALLAN Margaret M. Callan		Corporate Controller and Chief Accounting Officer (principal accounting officer)	March 15, 2004

* Avrum Gray		Director

* Mark E. Schwarz		Director

* L. Scott Barnard		Director

* George R. Mrkonic, Jr.		Director

* James F. Orr III		Director

*By:	/s/ JOHN L. PATENAUDE John L. Patenaude Attorney-In-Fact		March 15, 2004