Form 10-Q
period 2004-04-02
NASHUA CORP
filed 2004-05-07
CIK 69680

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549
Form 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended
APRIL 2, 2004
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

As of May 3, 2004, the Company has 5,992,334 shares of Common
Stock, par value $1.00 per share, outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NASHUA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	April 2, 2004	December 31,
	(Unaudited)	2003
	(In thousands)
ASSETS:
Current assets:
Cash and cash equivalents	$812	$1,183
Accounts receivable	31,556	31,665
Inventories:
Raw materials	11,538	11,399
Work in process	3,468	3,450
Finished goods	9,889	7,886

	24,895	22,735
Other current assets	5,892	5,205

Total current assets	63,155	60,788

Plant and equipment	94,165	93,386
Accumulated depreciation	(54,414)	(52,609)

	39,751	40,777

Goodwill	31,516	31,471
Intangibles, net of amortization	1,668	1,781
Loans to related parties	894	1,208
Other assets	14,620	15,651

Total assets	$151,604	$151,676

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$16,710	$20,474
Accrued expenses	13,525	14,368
Current maturities of long-term debt	3,400	3,400
Current maturities of notes payable	250	250

Total current liabilities	33,885	38,492

Long-term debt	27,350	24,200
Notes payable to related parties	710	960
Other long-term liabilities	27,022	26,827

Total long-term liabilities	55,082	51,987

Commitments and contingencies (see Note 7)
Common stock	5,980	5,903
Additional paid-in capital	14,947	14,515
Retained earnings	54,408	53,477
Accumulated other comprehensive loss:
Minimum pension liability adjustment, net of tax	(12,698)	(12,698)

Total shareholders’ equity	62,637	61,197

Total liabilities and shareholders’ equity	$151,604	$151,676

See accompanying notes.

NASHUA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	April 2,	March 28,
	2004	2003
	(In thousands, except per share data)
Net sales	$71,232	$67,193
Cost of products sold	57,287	54,595

Gross margin	13,945	12,598
Selling, distribution and administrative expenses	11,416	11,337
Research and development expense	554	709
Loss from equity investments	139	22
Interest expense, net	314	289
Net gain on curtailment of post-retirement benefits	—	(47)

Income before income taxes	1,522	288
Provision for income taxes	591	112

Net income	$931	$176

Basic earnings per share:
Net income per common share	$0.16	$0.03

Average common shares	5,957	5,824

Diluted earnings per share:
Net income per common share assuming dilution	$0.15	$0.03

Dilutive effect of stock options	112	136

Average common and potential common shares	6,069	5,960

See accompanying notes.

NASHUA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	April 2,	March 28,
	2004	2003
	(In thousands)
Cash flows from operating activities of continuing operations:
Net income	$931	$176
Adjustments to reconcile net income to cash provided by continuing operating activities:
Depreciation and amortization	1,957	1,985
Equity in loss from unconsolidated joint ventures	139	22
Net change in working capital, net of effects from acquisitions	(7,310)	(1,125)
Other	1,401	(84)

Cash provided by (used in) continuing operating activities	(2,882)	974

Cash flows from investing activities of continuing operations:
Investment in plant and equipment	(818)	(1,095)
Acquisitions	—	(5,012)

Cash used in investing activities of continuing operations	(818)	(6,107)

Cash flows from financing activities of continuing operations:
Net proceeds from revolving portion of long-term debt	4,000	5,750
Principal repayments on term portion of long-term debt	(850)	(500)
Repayment of notes payable to related parties	(250)	—
Proceeds from shares exercised under stock option plans	444	66

Cash provided by financing activities of continuing operations	3,344	5,316

Cash used in activities of discontinued operations:	(15)	(19)

Increase (decrease) in cash and cash equivalents	(371)	164
Cash and cash equivalents at beginning of period	1,183	1,085

Cash and cash equivalents at end of period	$812	$1,249

Supplemental disclosures of cash flow information:
Interest paid (net of amount capitalized)	$243	$218

Income taxes paid for continuing operations, net	$11	$2

Supplemental schedule of non-cash investing and financing activities:
Fair value of assets acquired	$—	$5,306
Liabilities assumed	—	(294)

Cash paid for acquisitions	$—	$5,012

See accompanying notes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying financial statements contain all adjustments consisting of normal recurring accruals necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The accompanying financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2003.

Note 2: Acquired Intangible Assets

Details of acquired intangible assets are as follows:

	As of April 2, 2004
			Weighted
	Gross		Average
	Carrying	Accumulated	Amortization
(In thousands)	Amount	Amortization	Period

Trademarks and tradenames	$560	$158	9 years
Licensing agreement	230	92	5 years
Customer relationships and lists	950	284	7 years
Customer contracts	620	272	4 years
Non-competition agreements	100	40	5 years
Patented technology	90	36	5 years

	$2,550	$882

Amortization Expense:
For the three months ended April 2, 2004		$113
Estimated for the year ending December 31, 2004		$406
Estimated for the year ending December 31, 2005		$338
Estimated for the year ending December 31, 2006		$321
Estimated for the year ending December 31, 2007		$208
Estimated for the year ending December 31, 2008		$88
Estimated for the year ending December 31, 2009		$57
Estimated for the year ending December 31, 2010 and thereafter		$363

Note 3: Postretirement Benefits

Net periodic pension and postretirement benefit (income) costs for the quarters ended April 2, 2004 and March 28, 2003 from continuing operations for the plans, exclusive of gains and losses from freezing and curtailing pension and postretirement plans, includes the following components:

	Pension Benefits for three		Postretirement Benefits
	months ended		for three months ended
	April 2,	March 28,	April 2,	March 28,
(In thousands)	2004	2003	2004	2003
Components of net periodic (income) cost
Service cost	$226	$193	$19	$15
Interest cost	1,208	1,156	67	72
Expected return on plan assets	(1,373)	(1,440)	—	—
Amortization of prior service cost	67	67	(16)	(16)
Recognized net actuarial (gain)/loss	183	40	(52)	(62)
Amortization of transition obligation	—	(27)	—	—
Net gain on curtailment	—	—	—	(47)

Net periodic (income) cost	$311	$(11)	$18	$(38)

At December 31, 2003, we estimated a contribution of $.8 million to be paid into the plan in 2004. Due to the recent legislative changes, we were not required to fund the plan in the first quarter of 2004 and do not anticipate a payment for the remainder of 2004.

Note 4: Indebtedness

On July 15, 2003, we entered into a first amendment to our Credit Agreement dated March 1, 2002 with LaSalle Bank, NA as Agent and Issuing Bank and Fleet National Bank (the “Lenders”) to increase the Term Loan under the Credit Agreement from $10 million to $15 million and to adjust the amount of the quarterly principal payments. The amended Credit Agreement consists of a term loan of $15 million and a revolving loan commitment of $30 million. Borrowings under this agreement are collateralized by a security interest in our accounts receivable, inventories, certain machinery and equipment and real estate located in Merrimack, NH. At April 2, 2004, the approximate fair value of these assets was $79.9 million. The revolving loan commitment is subject to certain limitations, such that the maximum principal amount of the revolving credit agreement is the lesser of (a) $30 million, or (b) our borrowing base, which is defined as the sum of 80 percent of our eligible accounts receivable, plus the lesser of (i) 50 percent of our eligible inventory or (ii) $12 million. Our borrowing base was $30.0 million at April 2, 2004, and our availability under the revolving loan commitment was $5.6 million at April 2, 2004. For the three months ended April 2, 2004, the weighted average annual interest rate on our long-term debt was 3.4 percent.

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

We entered into a fifth amendment to the Credit Agreement, effective March 31, 2004, that:

•	extends the term of the credit facility to February 28, 2007;

•	modifies the definition of fixed charge coverage ratio to provide that (1) the ratio is based on our adjusted EBITDA and (2) payments of principal of funded debt, included in the calculation of the fixed charge coverage ratio, are limited to the last four principal payments;

•	replaces the definition and covenant relating to the total debt to EBITDA ratio with a definition and covenant relating to the funded debt to adjusted EBITDA Ratio;

•	eliminates the covenant relating to adjusted EBITDA; and

•	adjusts the interest rate on loans outstanding under the credit facility to provide that the interest rate is based on the funded debt to adjusted EBITDA ratio and that the interest rate is, at our option, either (1) a range from zero to .25 percent over the base rate (prime) or (2) a range from 1.5 percent to 2.0 percent over LIBOR.

We are also subject to a non-use fee for any unutilized portion of our revolving loan that ranges from .25 percent to .375 percent based on our funded debt to adjusted EBITDA ratio. Our financial covenants under the amended Credit Agreement are as follows:

•	Maintain a fixed charge coverage ratio of not less than 1.10 to 1.00.

•	Maintain a funded debt to adjusted EBITDA ratio of less than 2.75 to 1.00.

Furthermore, without prior consent of our lenders, the amended Credit Agreement limits, among other things, the payment of dividends to $.6 million, capital expenditures to $8.0 million, the incurrence of additional debt and restricts the sale of certain assets and merger or acquisition activities. We were in compliance with the above financial covenants as of April 2, 2004.

The aggregate amounts of maturities on our long-term debt are as follows:

	2004	2005	2006	2007	Total
	(In thousands)
Term portion of long-term debt	$2,550	$3,400	$3,400	$100	$9,450
Revolving portion of long-term debt	—	—	—	21,300	21,300

	$2,550	$3,400	$3,400	$21,400	$30,750

Note 5: Stock-Based Compensation

At April 2, 2004, we had three stock compensation plans, which are described more fully in Note 9 to the consolidated financial statements and related footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2003. We account for those plans under the recognition and measurement principles of APB No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Under APB No. 25, no stock-based employee compensation cost relating to stock option awards is reflected in our net income, as all options under our plans had an exercise price equal to the market value of our common stock on their date of grant. Stock-based compensation, representing grants to non-employee directors and vesting of performance-based restricted stock awards was $0 and $.1 million for the quarters ended April 2, 2004 and March 28, 2003, respectively. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-based Compensation — Transition and Disclosure,” to stock-based employee compensation:

	Three Months Ended
	April 2,	March 28,
(In thousands, except per share data)	2004	2003
Net income, as reported	$931	$176
Add: Stock-based employee compensation expense included in the determination of net income as reported, net of related tax effects	0	51
Deduct: Stock-based employee compensation (expense), including forfeitures, determined under the fair value based method for all awards, net of related tax effects	(1)	(99)

Pro forma net income	$930	$128

Earnings per share:
Basic – as reported	$0.16	$0.03

Basic – pro forma	$0.16	$0.02

Diluted – as reported	$0.15	$0.03

Diluted – pro forma	$0.15	$0.02

Note 6: Segment and Related Information

The following table presents information about our reportable segments.

For the Quarter

	Net Sales		Pretax Income
	Three Months Ended		Three Months Ended
	April 2,	March 28,	April 2,	March 28,
(In thousands)	2004	2003	2004	2003
Label Products	$25,773	$23,225	$1,938	$1,465
Specialty Paper Products	40,288	38,791	1,668	616
Imaging Supplies	6,451	6,042	146	58
Reconciling items:
Eliminations	(1,280)	(867)	—	—
Other	—	2	(11)	—
Unallocated corporate expenses	—	—	(1,905)	(1,609)
Interest expense, net	—	—	(314)	(289)
Net gain on curtailment of post-retirement plans	—	—	—	47

Consolidated	$71,232	$67,193	$1,522	$288

Note 7: Contingencies

In December 1999, the IRS completed an examination of our corporate income tax returns for the years 1995 through 1997 and issued a Notice of Proposed Adjustment which assessed additional taxes of $5.2 million, excluding interest. This assessment represents a total of $14.0 million of adjustments to taxable income for the years under review. The proposed adjustments relate to the deductibility of restructuring and other reserves for continuing and discontinued operations and the utilization of foreign net operating losses associated with discontinued operations. We disagreed with the position taken by the IRS and filed a formal protest of their proposed adjustments on April 6, 2000. We continue to work through the IRS appeals process to resolve open issues.

We believe that we are adequately reserved for potential liabilities that could arise from the resolution of the IRS’ assessment for the years 1995 through 1997. While we believe that we have adequately provided for tax liabilities through April 2, 2004, we can provide no assurances that we will prevail in our defense against adjustments proposed in pending or future federal and state examinations.

In August and September 1996, two individual plaintiffs filed lawsuits in the Circuit Court of Cook County, Illinois against Nashua Corporation, Cerion Technologies, Inc., certain directors and officers of Cerion, and our underwriter, on behalf of all persons who purchased the common stock of Cerion between May 24, 1996 and July 9, 1996. These two complaints were consolidated. In March 1997, the same individual plaintiffs joined by a third plaintiff filed a consolidated amended class action complaint. The amended consolidated complaint alleged that, in connection with Cerion’s initial public offering, the defendants issued materially false and misleading statements and omitted the disclosure of material facts regarding, in particular, certain significant customer relationships. In October 1997, the Circuit Court on motion by the defendants dismissed the consolidated complaint. The plaintiffs filed a second amended consolidated complaint alleging similar claims as the first consolidated complaint seeking damages and injunctive relief. On May 6, 1998, the Circuit Court, on motion by the defendants, dismissed with prejudice the second amended consolidated complaint. The plaintiffs filed with the Appellate Court an appeal of the Circuit Court’s ruling. On November 19, 1999, the Appellate Court reversed the Circuit Court’s ruling that dismissed the second amended consolidated complaint. The Appellate Court ruled that the second amended consolidated complaint represented a valid claim and sent the case back to the Circuit Court for further proceedings. On December 27, 1999, we filed a petition with the Supreme Court of Illinois. In that petition, we asked the Supreme Court of Illinois to determine whether the Circuit Court or the Appellate Court is correct. Our petition was denied and the case was sent to the Circuit Court for trial. Discovery has been completed, but no date has been set for trial and pre-trial motions. On October 8,

2003, the Circuit Court heard motions on a Summary Judgment motion and a class action certification motion. We are awaiting a decision by the Circuit Court which is expected to rule on these motions at any time. We believe that the lawsuit is without merit and will continue to defend ourselves in this matter. We also believe that we will receive the value of our 37.1 percent ownership in the Cerion Liquidating Trust, which our ownership was valued at $.9 million on an after-tax basis at April 2, 2004. Our investment in Cerion is included under other assets in our Consolidated Balance Sheet.

We are involved in certain environmental matters and have been designated by the Environmental Protection Agency, referred to as the EPA, as a potentially responsible party for certain hazardous waste sites. In addition, we have been notified by certain state environmental agencies that some of our sites not addressed by the EPA require remedial action. These sites are in various stages of investigation and remediation. Due to the unique physical characteristics of each site, the technology employed, the extended timeframes of each remediation, the interpretation of applicable laws and regulations and the financial viability of other potential participants, our ultimate cost of remediation is difficult to estimate. Accordingly, estimates could either increase or decrease in the future due to changes in such factors. At April 2, 2004, based on the facts currently known and our prior experience with these matters, we have concluded that it is probable that site assessment, remediation and monitoring costs will be incurred. We have estimated a range for these costs of $.6 million to $1.2 million for continuing operations. These estimates could increase if other potentially responsible parties or our insurance carriers are unable or unwilling to bear their allocated share and cannot be compelled to do so. At April 2, 2004, our accrual balance relating to environmental matters was $.7 million. Based on information currently available, we believe that it is probable that the major potentially responsible parties will fully pay the costs apportioned to them. We believe that our remediation expense is not likely to have a material adverse effect on our consolidated financial position or results of operations.

On May 30, 2003, Ricoh Company, Ltd. and affiliated companies filed a suit in the U.S. District Court for the District of New Jersey against several defendants, including the largest customer of our Imaging Supplies segment and another company who is a supplier to the Imaging Supplies segment. The Complaint alleged multiple counts of patent infringement, trademark infringement, trademark counterfeiting, false advertising, and unfair competition by the defendants. On October 17, 2003, Ricoh amended the Complaint and added us as an additional co-defendant in the suit. The allegations arose from the sale and distribution of Ricoh compatible toner products. We filed a legal answer to the Complaint in December 2003, and the parties are now engaged in discovery. Our attorneys have reviewed the background and history of the lawsuit and are continuing to develop our legal position and defense in this matter. We believe we have valid defenses and intend to fully defend our company in this matter. We are cooperating with the other defendants in the defense of this matter. We believe we may have potential recourse against certain co-defendants in this matter.

We are involved in various other lawsuits, claims and inquiries, most of which are routine to the nature of our business. In the opinion of our management, the resolution of these matters will not materially affect our Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Our net sales increased 6 percent to $71.2 million in the first quarter of 2004 compared to the prior year quarter. Our gross margin percentage increased to 19.6 percent during the first quarter of 2004 from 18.7 percent in the prior year quarter. Our selling and distribution expenses decreased, while our administrative expenses increased during the first quarter of 2004 over the prior year quarter. Selling, distribution, general and administrative expenses as a percentage of sales decreased to 16.0 percent in the first quarter of 2004 compared to 16.9 percent in the prior year quarter. Our Label Products, Specialty Paper Products and Imaging Supplies segments all operated profitably during the first quarter of 2004 and improved profitability compared to the first quarter of 2003.

Our results for the first quarter of 2004 include contributions from our strategic acquisitions of the assets of The Label Company, a supplier of supermarket, promotional and product identification labels acquired in February of 2003 and a small supermarket product line acquired in November of 2003. Operating activity relating to these acquisitions are reported under our Label Products segment from the date of acquisition.

While there are preliminary signs of an improved business environment, we believe that overcapacity and intense competition continue to characterize the paper industry. Thus we will continue to focus on initiatives which provide our customer base with higher value products and services. We will continue our focus on cost containment initiatives, investments which make our business more efficient and pursue technologies, such as RFID, which are of growing importance to our customer base.

Results of Operations For the First Quarter of 2004 Compared to the First Quarter of 2003

	First Quarter	First Quarter
(in millions)	2004	2003
Net sales	$71.2	$67.2
Gross margin %	19.6%	18.7%
Selling and distribution expenses	$6.2	$6.6
General and administrative expenses	$5.2	$4.7
Research and development expenses	$.6	$.7
Other	$.1	$—
Interest expense, net	$.3	$.3
Income before income taxes	$1.5	$.3
Net income	$.9	$.2

Depreciation and amortization	$2.0	$2.0
Investment in plant and equipment	$.8	$1.1

Our net sales increased $4.0 million to $71.2 million for the first quarter of 2004 compared to $67.2 million for the prior year quarter. The increase was due to increased sales in all of our segments.

Our gross margin percentage increased to 19.6 percent for the first quarter of 2004 from 18.7 percent compared to the prior year quarter due to increased margin percentages in our Specialty Paper Products segment and relatively unchanged margin percentages in our Label Products and Imaging Supplies segments. Gross margin increased $1.3 million to $13.9 million in the first quarter of 2004 compared to $12.6 million in the prior year quarter due primarily to the higher sales volume in each of our segments.

Selling and distribution expenses decreased $.4 million in the first quarter of 2004 compared to the prior year quarter. The decrease was primarily due to lower selling expenses partially offset by higher distribution costs due to increased sales volume. As a percent of sales, selling and distribution expenses decreased from 9.9 percent in the first quarter of 2003 to 8.7 percent in the first quarter of 2004.

General and administrative expenses increased $.5 million to $5.2 million for the first quarter of 2004 as compared to the first quarter of 2003. The increase was due to increased expenses of $.1 million in our Label Products segment, $.1 million in our Imaging Supplies segment, and $.3 million in our corporate expenses. The increase in corporate expenses in the first quarter of 2004 compared to the first quarter of 2003 was primarily due to employee incentive related expenses and higher professional and director fees, which were partially offset by lower salary and fringe benefit expenses due to headcount reductions that occurred in 2003 and lower expenses related to restricted stock options which vested in 2003. As a percent of sales, general and administrative expenses increased from 7.0 percent for the first quarter of 2003 to 7.4 percent for the first quarter of 2004.

Research and development expenses decreased by $.1 million to $.6 million for the first quarter of 2004 compared to the same period last year, primarily due to lower expenses in our Specialty Paper Products and Imaging Supplies segments.

Our pretax income was $1.5 million for the first quarter of 2004, compared to $.3 million for the prior year quarter. The $1.2 million increase is due to higher sales volume, lower selling and distribution expenses and lower research and development expenses partially offset by higher general and administrative expenses, all as discussed above.

The estimated annual effective income tax rate was 39 percent for the first quarters of 2004 and 2003. The estimated rates were higher than the U.S. statutory rate principally due to the impact of state income taxes.

Net income for the first quarter of 2004 was $.9 million, or $.16 per share, compared to $.2 million or $.03 per share in the prior year quarter.

Results of Operations by Reportable Segment For the First Quarter of 2004 Compared to the First Quarter of 2003

Label Products Segment

	First Quarter	First Quarter
(in millions)	2004	2003
Net sales	$25.8	$23.2
Gross margin %	17.7%	17.8%
Selling and distribution expenses	$1.5	$1.7
General and administrative expenses	$1.0	$.9
Income from operations before interest and taxes	$1.9	$1.5

Depreciation and amortization	$.6	$.6
Investment in plant and equipment	$.3	$.6

Net sales in our Label Products segment increased $2.6 million, or 11.0 percent, to $25.8 million in the first quarter of 2004 compared to $23.2 million in the first quarter of 2003. The first quarter of 2004 included $1.0 million of incremental sales from the acquisition of the assets of The Label Company on February 7, 2003. These supermarket scale product line sales, along with a $1.4 million increase in sales in our automatic identification label product line, $.3 million increase in the Inform product line and $.2 million increase in the retail shelf product line were partially offset by a $.3 million decline in the EDP label product line, a $.2 million decline in the ticket product line and $.1 million decline in the laser product line. The increase in automatic identification label sales resulted primarily from business gained from a five-year contract executed in the fourth quarter of 2002.

As a result of increased sales, gross margin for our Label Products segment increased $.5 million to $4.6 million in the first quarter of 2004 compared to $4.1 million in the first quarter of 2003. The gross margin percentage decreased slightly from 17.8 percent in the first quarter of 2003 to 17.7 percent in the first quarter of 2004. The decrease in the gross margin percentage was primarily related to the impact of pricing pressures in the supermarket scale product line attributable to overcapacity in the label converting marketplace, which was partially offset by reduced raw material costs and improved manufacturing performance.

Selling and distribution expenses for our Label Products segment declined $.2 million in the first quarter of 2004 compared to the first quarter of 2003. The decrease was primarily due to headcount reductions which occurred during 2003 as well as a bad debt recovery in the first quarter of 2004, which were partially offset by higher distribution expenses due to increased sales. As a percentage of sales, selling and distribution expenses declined from 7.5 percent for the first quarter of 2003 to 5.8 percent for the first quarter of 2004.

General and administrative expenses for our Label Products segment increased $.1 million in the first quarter of 2004 compared to the first quarter of 2003 primarily due to increased pension expenses related to defined benefit pension plans and employee incentive expenses. As a percentage of sales, general and administrative expenses increased from 3.8 percent for the first quarter of 2003 to 3.9 percent for the first quarter of 2004.

The pretax income for our Label Product’s segment increased $.4 million to $1.9 million in the first quarter of 2004 compared to the first quarter of 2003 due to increased sales and the containment of selling expenses.

Specialty Paper Products Segment

	First Quarter	First Quarter
(in millions)	2004	2003
Net sales	$40.3	$38.8
Gross margin %	20.0%	18.7%
Selling and distribution expenses	$4.3	$4.4
General and administrative expenses	$1.9	$1.9
Research and development expenses	$.2	$.3
Income from operations before interest and taxes	$1.7	$.6

Depreciation and amortization	$.9	$1.0
Investment in plant and equipment	$.4	$.2

Sales for our Specialty Paper Products segment increased $1.5 million, or 3.9 percent, to $40.3 million for the first quarter of 2004 compared to the first quarter of 2003. The increase in sales over the prior year quarter was related to increases of $3.0 million of thermal products for both point-of-sale applications and label conversion products, $2.1 million of wide-format products, and $.6 million of retail products, which were partially offset by sales decreases of $1.3 million of bond, carbonless and fax paper products, $.3 million of fraud prevention products, $.4 million of dry gum, and a net decrease of $.3 million of other product lines, $.5 million of ticket and tag products, $.5 million of heat seal products, as well as a $.9 million decrease related to our decision to exit the cut-sheet paper and transparencies product lines. The continued shift in printing technologies in point-of-sale equipment from impact to thermal printers resulted in increased sales of our thermal products and lower sales of bond and carbonless products. The increase in our wide-format products resulted from new customer business. The increase in retail sales was primarily due to a major customer’s increased purchases of our IBM branded product.

Gross margin for our Specialty Paper Products segment increased to $8.1 million for the first quarter of 2004 compared to $7.3 million for the first quarter of 2003. The gross margin percentage increased from 18.7 percent for the first quarter of 2003 to 20.0 percent for the first quarter of 2004 due primarily to higher absorption of production costs due to the increase in production volume in our paper converting operations and favorable raw material costs in our bond product line. In addition, gross margin increased due to the increased selling price of point-of-sale thermal products. These increases were partially offset by sales declines in the higher margin heat seal and dry gum product lines and the decrease in margins associated with competitive pricing for roll stock thermal face sheet products.

Selling and distribution expenses for our Specialty Paper Products segment decreased $.1 million to $4.3 million in the first quarter of 2004 compared to the first quarter of 2003. The decrease was driven primarily by headcount reductions in our coated paper operations, offset by higher distribution expenses related to the higher sales volume. Selling and distribution expenses, as a percentage of sales decreased to 10.6 percent for the first quarter of 2004 from 11.5 percent for the first quarter of 2003.

General and administrative expenses for our Specialty Paper Products segment remained unchanged at $1.9 million in the first quarters of 2003 and 2004. General and administrative expenses, as a percentage of sales, decreased slightly from 4.9 percent for the first quarter of 2003 to 4.8 percent for the first quarter of 2004.

Research and development expenses decreased by $.1 million to $.2 million in the first quarter of 2004 compared to the first quarter of 2003. The decrease is primarily attributable to lower professional fees.

The pretax income increased from $.6 million for the first quarter of 2003 to $1.7 million for the first quarter of 2004. The improved performance is due to increased sales, improved wages and cost containment.

Imaging Supplies Segment

	First Quarter	First Quarter
(in millions)	2004	2003
Net sales	$6.5	$6.0
Gross margin %	20.2%	20.1%
Selling and distribution expenses	$.4	$.4
General and administrative expenses	$.4	$.3
Research and development expenses	$.4	$.4
Income from operations before interest and taxes	$.1	$.1
Depreciation and amortization	$.3	$.4
Investment in plant and equipment	$.1	$.1

Sales for our Imaging Supplies segment increased $.5 million, or 6.8 percent, from $6.0 million for the first quarter of 2003 to $6.5 million compared to the first quarter of 2004. The increase in sales was primarily due to higher sales of Ricoh and Xerox compatible toners and resins.

The gross margin percentage for our Imaging Supplies segment increased slightly from 20.1 percent for the first quarter of 2003 to 20.2 percent for the first quarter of 2004. Gross margin for the first quarter of 2004 was $1.3 million, compared to $1.2 million for the first quarter of 2003. The $.1 million increase in gross margin was primarily attributable to the higher sales volume and a favorable mix of products sold.

Selling and distribution expenses for our Imaging Supplies segment remained unchanged at $.4 million for the first quarters of 2004 and 2003. As a percent of sales, selling and distribution expenses decreased from 7.2 percent for the first quarter of 2003 to 6.0 percent compared to the first quarter of 2004.

General and administrative expenses for our Imaging Supplies segment increased $.1 million in the first quarter of 2004 compared to the first quarter of 2003. General and administrative expenses, as a percentage of sales, increased from 5.0 percent for the first quarter of 2003 to 6.2 percent for the first quarter of 2004. The increase in general and administrative expenses was due to higher legal expenses related to the Ricoh litigation.

Research and development expenses remained unchanged in the first quarter of 2004 compared to the year prior quarter, at $.4 million.

The pretax income was $146,000 for the first quarter of 2004 compared to pretax income of $58,000 for the first quarter of 2003. The increase was primarily due to increased sales.

Liquidity, Capital Resources and Financial Condition

Cash and cash equivalents decreased $.4 million during the first quarter of 2004 to $.8 million at April 2, 2004. Cash used for continuing operations of $2.9 million and $.8 million invested in plant and equipment were partially offset by cash provided by financing activity of $3.3 million.

Cash flow used by operations in the first quarter of 2004 included a $7.3 million increase in net working capital. The $7.3 million increase in net working capital resulted from a $3.8 million decrease in accounts payable, a $2.2 million increase in inventory, a $.8 million decrease in accrued expenses and a $.6 million increase in other current assets partially offset by a $.1 million decrease in accounts receivable.

We are party to a Credit Agreement, dated March 1, 2002, with LaSalle Bank, NA as Agent and Issuing Bank and Fleet National Bank that, as amended, consists of a term loan of $15 million and a revolving loan commitment of $30 million and that requires us to maintain certain financial covenants such as total funded debt to adjusted earnings before interest, income taxes, depreciation and amortization, also known as adjusted EBITDA, and a fixed charge coverage ratio. Borrowings under the Credit Agreement are collateralized by a security interest in our accounts receivable, inventories, certain machinery and equipment and real estate located in Merrimack, New Hampshire. We had $5.6 million of additional borrowing capacity at April 2, 2004 under our revolving loan commitment and a $3.1 million obligation under standby letters of credit with the banks. We entered into a first amendment to the Credit Agreement, effective July 15, 2003, to increase the term loan under the Credit Agreement from $10 million to $15 million and to adjust the terms of the quarterly interest payments. We entered into a second amendment to the Credit Agreement, effective July 24, 2003, to waive our non-compliance with the funded debt to EBITDA ratio and the minimum EBITDA financial covenants for the quarter ended June 27, 2003. We entered into a third amendment to the Credit Agreement, effective September 25, 2003, to replace the minimum EBITDA covenant with a minimum adjusted EBITDA covenant, and we entered into a consent and fourth amendment to the Credit Agreement, effective December 30, 2003, adding the provision to the funded debt to EBITDA ratio, for the computation period ended December 31, 2003 only, to be computed as the funded debt to adjusted EBITDA ratio.

We entered into a fifth amendment to the Credit Agreement, effective March 31, 2004, that:

•	extends the term of the credit facility to February 28, 2007;

•	modifies the definition of fixed charge coverage ratio to provide that (1) the ratio is based on our adjusted EBITDA and (2) payments of principal of funded debt, included in the calculation of the fixed charge coverage ratio, are limited to the last four principal payments;

•	replaces the definition and covenant relating to the total debt to EBITDA ratio with a definition and covenant relating to the funded debt to adjusted EBITDA ratio;

•	eliminates the covenant relating to minimum adjusted EBITDA; and

•	adjusts the interest rate on loans outstanding under the credit facility to provide that the interest rate is based on the funded debt to adjusted EBITDA ratio and that the interest rate is, at our option, either (1) a range from zero to .25 percent over the base rate (prime) or (2) a range from 1.5 percent to 2.0 percent over LIBOR.

Under the amended Credit Agreement, we are also subject to a non-use fee for any unutilized portion of our revolving loan that ranges from .25 percent to ..375 percent based on our funded debt to adjusted EBITDA ratio.

We were in compliance with the financial covenants required under the amended Credit Agreement and our compliance for the quarter ended April 2, 2004, is as follows:

April 2, 2004
Covenant	Requirement	Compliance
• Maintain a fixed charged coverage ratio of not less than:	1.1 to 1.0	2.2 to 1.0
• Maintain a funded debt to adjusted EBITDA ratio of less than:	2.75 to 1.0	2.30 to 1.0

Pursuant to our amended credit agreement, our minimum payment obligations relating to long-term debt are as follows:

(In thousands)	2004	2005	2006	2007	Total
Term portion of long-term debt	$2,550	$3,400	$3,400	$100	$9,450
Revolving portion of long-term debt	—	—	—	21,300	21,300

	$2,550	$3,400	$3,400	$21,400	$30,750

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

Critical Accounting Policies

Our critical accounting policies have not changed materially from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2003.

ITEM 4. CONTROLS AND PROCEDURES

Our company’s management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of April 2, 2004. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of April 2, 2004, our disclosure controls and procedures were (1) designed to ensure that material information relating to our company, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended April 2, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In August and September 1996, two individual plaintiffs filed lawsuits in the Circuit Court of Cook County, Illinois against us, Cerion Technologies, Inc., certain directors and officers of Cerion, and our underwriter, on behalf of all persons who purchased the common stock of Cerion between May 24, 1996 and July 9, 1996. These two complaints were consolidated. In March 1997, the same individual plaintiffs joined by a third plaintiff filed a Consolidated amended class action complaint. The amended consolidated complaint alleged that, in connection with Cerion’s initial public offering, the defendants issued materially false and misleading statements and omitted the disclosure of material facts regarding, in particular, certain significant customer relationships. In October 1997, the Circuit Court on motion by the defendants, dismissed the consolidated complaint. The plaintiffs filed a second amended consolidated complaint alleging similar claims as the first consolidated complaint seeking damages and injunctive relief. On May 6, 1998, the Circuit Court, on motion by the defendants, dismissed with prejudice the second amended consolidated complaint. The plaintiffs filed with the Appellate Court an appeal of the Circuit Court’s ruling. On November 19, 1999, the Appellate Court reversed the Circuit Court’s ruling that dismissed the second amended consolidated complaint. The Appellate Court ruled that the second amended consolidated complaint represented a valid claim and sent the case back to the Circuit Court for further proceedings. On December 27, 1999, we filed a petition with the Supreme Court of Illinois. In that petition, we asked the Supreme Court of Illinois to determine whether the Circuit Court or the Appellate Court is correct. Our petition was denied and the case was sent to the Circuit Court for trial. Discovery has been completed, but no date has been set for trial and pre-trial motions. On October 8, 2003, the Circuit Court heard motions on a Summary Judgment motion and a class action certification motion. We are awaiting a decision by the Circuit Court which is expected to rule on these motions at any time. We believe that the lawsuit is without merit and will continue to defend ourselves in this matter. We also believe that we will receive the value of our 37.1 percent ownership in the Cerion Liquidating Trust, which our ownership was valued at $.9 million on an after-tax basis at April 2, 2004. Our investment in Cerion is included under other assets in our Consolidated Balance Sheet.

On May 30, 2003, Ricoh Company, Ltd. and affiliated companies filed a suit in the U.S. District Court for the District of New Jersey against several defendants, including the largest customer of our Imaging Supplies segment and another company who is a supplier to the Imaging Supplies segment. The Complaint alleged multiple counts of patent infringement, trademark infringement, trademark counterfeiting, false advertising, and unfair competition by the defendants. On October 17, 2003, Ricoh amended the Complaint and added us as an additional co-defendant in the suit. The allegations arose from the sale and distribution of Ricoh compatible toner products. We filed a legal answer to the Complaint in December 2003, and the parties are now engaged in discovery. Our attorneys have reviewed the background and history of the lawsuit and are continuing to develop our legal position and defense in this matter. We believe we have valid defenses and intend to fully defend our company in this matter. We are cooperating with the other defendants in the defense of this matter. We believe we may have potential recourse against certain co-defendants in this matter.

ITEM 5. OTHER INFORMATION

Matters Affecting Future Results

Information we provide in this Form 10-Q may contain forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995. We may also make forward-looking statements in other reports we file with the Securities and Exchange Commission, in materials we deliver to stockholders and in our press releases. In addition, our representatives may, from time to time, make oral forward-looking statements. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that is not directly related to historical or current fact. Words such as “anticipates,” “believes,” “expects,” “estimates,” “intends,” “plans,” “projects,” “can,” “may” and similar expressions are intended to identify such forward-looking statements. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated. Such risks and uncertainties include, but are not limited to, our future capital needs, stock market conditions, the price of our stock, fluctuations in customer demand, intensity of competition from other vendors, timing and acceptance of our new product introductions, general economic and industry conditions, delays or difficulties in programs designed to increase sales and improve profitability, the settlement of tax issues, the possibility of a final award of material damages in our pending litigation, and other risks detailed in this Form 10-Q in our filings with the Securities Exchange Commission. The information set forth in this Form 10-Q should be read in light of such risks. We assume no obligation to update the information contained in this Form 10-Q or to revise our forward-looking statements.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

4.1	Credit Agreement, dated March 1, 2002, by and among Nashua Corporation, Fleet National Bank and LaSalle Bank National Association. Incorporated by reference to our Current Report on Form 8-K dated March 1, 2002.

4.2	First Amendment to the Credit Agreement, dated as of July 15, 2003, by and among Nashua Corporation, Fleet National Bank and LaSalle Bank National Association. Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 27, 2003.

4.3	Waiver and Second Amendment to Credit Agreement, dated as of July 24, 2003, by and among Nashua Corporation, Fleet National Bank and LaSalle Bank National Association. Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 27, 2003.

4.4	Third Amendment to Credit Agreement, dated as of September 25, 2003, by and among Nashua Corporation, Fleet National Bank and LaSalle Bank National Association. Incorporated by reference to our Quarterly Report on Form 10Q for the quarter ended September 26, 2003.

4.5	Fourth Amendment to Credit Agreement, dated as of December 30, 2003, by and among Nashua Corporation, Fleet National Bank and LaSalle Bank National Association. Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2003.

4.6	Fifth Amendment to Credit Agreement, dated as of March 31, 2004, by and among Nashua Corporation, Fleet National Bank and LaSalle Bank National Association. Incorporated by reference to our Current Report on Form 8-K dated March 31, 2004 and filed April 2, 2004.

31.1*	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 7, 2004.

31.2*	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 7, 2004.

32.1*	Certificate of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 7, 2004.

32.2*	Certificate of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 7, 2004.

* -	Filed herewith.

(b) Reports on Form 8-K

On January 21, 2004 we filed a Current Report on Form 8-K, dated January 21, 2004, furnishing, under Item 12, a press release reporting preliminary financial results for the year ended December 31, 2003.

On February 12, 2004 we filed a Current Report on Form 8-K, dated February 11, 2004, furnishing, under Item 12, a press release reporting financial results for the fourth quarter and year ended December 31, 2003.

On April 2, 2004 we filed a Current Report on Form 8-K, dated March 31, 2004, furnishing under Item 5, that the Company had entered into a Fifth Amendment to our Credit Agreement with LaSalle Bank National Association as agent and Fleet National Bank.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NASHUA CORPORATION

(Registrant)

Date: May 7, 2004	By: /s/ John L. Patenaude

John L. Patenaude
Vice President-Finance and
Chief Financial Officer
(principal financial and duly authorized officer)