Form 10-Q
period 2004-07-02
NASHUA CORP
filed 2004-08-06
CIK 69680

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

JULY 2, 2004
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

(603) 880-2323
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]	No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]	No [X]

As of July 30, 2004, the Company has 6,153,634 shares of Common
Stock, par value $1.00 per share, outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NASHUA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	July 2, 2004	December 31,
	(Unaudited)	2003
	(In thousands)
ASSETS:
Current assets:
Cash and cash equivalents	$1,709	$1,183
Accounts receivable	33,351	31,665
Inventories:
Raw materials	10,424	11,399
Work in process	3,397	3,450
Finished goods	10,812	7,886

	24,633	22,735
Other current assets	4,723	5,205

Total current assets	64,416	60,788

Plant and equipment	95,122	93,386
Accumulated depreciation	(56,236)	(52,609)

	38,886	40,777

Goodwill	31,516	31,471
Intangibles, net of amortization	1,613	1,781
Loans to related parties	894	1,208
Other assets	15,323	15,651

Total assets	$152,648	$151,676

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$17,617	$20,474
Accrued expenses	12,738	14,368
Current maturities of long-term debt	3,400	3,400
Current maturities of notes payable	250	250

Total current liabilities	34,005	38,492

Long-term debt	26,950	24,200
Notes payable to related parties	710	960
Other long-term liabilities	27,135	26,827

Total long-term liabilities	54,795	51,987

Commitments and contingencies (see Note 7)
Common stock	6,016	5,903
Additional paid-in capital	15,181	14,515
Retained earnings	55,349	53,477
Accumulated other comprehensive loss:
Minimum pension liability adjustment, net of tax	(12,698)	(12,698)

Total shareholders’ equity	63,848	61,197

Total liabilities and shareholders’ equity	$152,648	$151,676

See accompanying notes.

NASHUA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	July 2,	June 27,	July 2,	June 27,
	2004	2003	2004	2003
	(In thousands, except per share data)
Net sales	$72,625	$72,431	$143,857	$139,624
Cost of products sold	59,012	59,010	116,299	113,605

Gross margin	13,613	13,421	27,558	26,019
Selling, distribution and administrative expenses	11,123	12,158	22,539	23,495
Research and development expense	502	607	1,056	1,316
Loss from equity investments	160	118	299	140
Interest expense, net	318	340	632	629
Net gain on curtailment of post-retirement benefits	—	—	—	(47)

Income before income taxes	1,510	198	3,032	486
Provision for income taxes	569	80	1,160	192

Net income	$941	$118	$1,872	$294

Basic earnings per share:
Net income per common share	$0.16	$0.02	$0.31	$0.05

Average common shares	6,003	5,862	5,980	5,845

Diluted earnings per share:
Net income per common share assuming dilution	$0.15	$0.02	$0.31	$0.05

Dilutive effect of stock options	108	141	111	138

Average common and potential common shares	6,111	6,003	6,091	5,983

See accompanying notes.

NASHUA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	July 2,	June 27,
	2004	2003
	(In thousands)
Cash flows from operating activities of continuing operations:
Net income	$1,872	$294
Adjustments to reconcile net income to cash provided by (used in) continuing operating activities:
Depreciation and amortization	3,889	3,922
Equity in loss from unconsolidated joint ventures	299	140
Net change in working capital, net of effects from acquisitions	(7,529)	(2,814)
Other	647	50

Cash provided by (used in) continuing operating activities	(822)	1,592

Cash flows from investing activities of continuing operations:
Investment in plant and equipment	(1,797)	(2,291)
Proceeds from sale of plant and equipment	—	3
Investment in unconsolidated joint venture	—	(125)
Other	—	(200)
Acquisitions	(10)	(5,012)

Cash used in investing activities of continuing operations	(1,807)	(7,625)

Cash flows from financing activities of continuing operations:
Net proceeds from revolving portion of long-term debt	4,450	6,750
Principal repayments on term portion of long-term debt	(1,700)	(500)
Repayment of notes payable to related parties	(250)	(250)
Proceeds from shares exercised under stock option plans	678	126

Cash provided by financing activities of continuing operations	3,178	6,126

Cash used in activities of discontinued operations	(23)	(276)

Increase (decrease) in cash and cash equivalents	526	(183)
Cash and cash equivalents at beginning of period	1,183	1,085

Cash and cash equivalents at end of period	$1,709	$902

Supplemental disclosures of cash flow information:
Interest paid (net of amount capitalized)	$505	$503

Income taxes paid for continuing operations, net	$267	$45

Supplemental schedule of non-cash investing and financing activities:
Fair value of assets acquired	$48	$5,306
Liabilities assumed	(38)	(294)

Cash paid for acquisitions	$10	$5,012

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

Note 2: Acquired Intangible Assets

Details of acquired intangible assets are as follows:

	As of July 2, 2004
			Weighted
	Gross		Average
	Carrying	Accumulated	Amortization
(In thousands)	Amount	Amortization	Period
Trademarks and tradenames	$560	$179	9 years
Licensing agreement	230	103	5 years
Customer relationships and lists	999	324	10 years
Customer contracts	620	295	4 years
Non-competition agreements	100	45	5 years
Patented technology	90	40	5 years

	$2,599	$986

Amortization Expense:
For the six months ended July 2, 2004		$217
Estimated for the year ending December 31, 2004		$424
Estimated for the year ending December 31, 2005		$362
Estimated for the year ending December 31, 2006		$327
Estimated for the year ending December 31, 2007		$208
Estimated for the year ending December 31, 2008		$88
Estimated for the year ending December 31, 2009		$57
Estimated for the year ending December 31, 2010 and thereafter		$364

Note 3: Postretirement Benefits

Net periodic pension and postretirement benefit (income) costs for the quarters and six months ended July 2, 2004 and June 27, 2003 from continuing operations for the plans, exclusive of gains and losses from freezing and curtailing pension and postretirement plans, includes the following components:

	Pension Benefits for		Postretirement Benefits
	three months ended		for three months ended
	July 2,	June 27,	July 2,	June 27,
(In thousands)	2004	2003	2004	2003
Components of net periodic (income) cost
Service cost	$191	$192	$12	$15
Interest cost	1,231	1,156	57	72
Expected return on plan assets	(1,543)	(1,440)	—	—
Amortization of prior service cost	67	67	(17)	(16)
Recognized net actuarial (gain)/loss	246	40	(89)	(62)
Amortization of transition obligation	—	(27)	—	—

Net periodic (income) cost	$192	$(12)	$(37)	$9

	Pension Benefits for		Postretirement Benefits
	six months ended		for six months ended
	July 2,	June 27,	July 2,	June 27,
(In thousands)	2004	2003	2004	2003
Components of net periodic (income) cost
Service cost	$417	$385	$31	$30
Interest cost	2,439	2,312	124	144
Expected return on plan assets	(2,916)	(2,880)	—	—
Amortization of prior service cost	134	134	(33)	(32)
Recognized net actuarial (gain)/loss.	429	80	(141)	(124)
Amortization of transition obligation	—	(54)	—	—
Net gain on curtailment	—	—	—	(47)

Net periodic (income) cost	$503	$(23)	$(19)	$(29)

At December 31, 2003, we estimated a contribution of $.8 million to be paid into the plan in 2004. Legislative changes allowed companies to delay contributions, therefore, we were not required to fund the plan in the first or second quarters of 2004 and do not anticipate a payment for the remainder of 2004.

Note 4: Indebtedness

On July 15, 2003, we entered into a first amendment to our Credit Agreement dated March 1, 2002 with LaSalle Bank, NA as Agent and Issuing Bank and Fleet National Bank (the “Lenders”) to increase the Term Loan under the Credit Agreement from $10 million to $15 million and to adjust the amount of the quarterly principal payments. The amended Credit Agreement consists of a term loan of $15 million and a revolving loan commitment of $30 million. Borrowings under the Credit Agreement are collateralized by a security interest in our accounts receivable, inventories, certain machinery and equipment and real estate located in Merrimack, NH. At July 2, 2004, the approximate fair market value of these assets was $79.9 million. The revolving loan commitment is subject to certain limitations, such that the maximum principal amount of the revolving credit agreement is the lesser of (a) $30 million, or (b) our borrowing base, which is defined as the sum of 80 percent of our eligible accounts receivable, plus the lesser of (i) 50 percent of our eligible inventory or (ii) $12 million. Our borrowing base was $30.0 million at July 2, 2004, and our availability under the revolving loan commitment was $5.2 million at July 2, 2004. For the six months ended July 2, 2004, the weighted average annual interest rate on our long-term debt was 3.3 percent.

On July 24, 2003, we entered into a second amendment to the Credit Agreement with the Lenders, to waive our non-compliance with the funded debt to EBITDA Ratio and the minimum EBITDA financial covenants for the quarter ended June 27, 2003, and to adjust the financial covenants related to minimum EBITDA levels. On September 25, 2003, we entered into a third amendment to the Credit Agreement with the Lenders to amend the definition of EBITDA with respect to the minimum EBITDA covenant. Adjusted EBITDA is now defined as EBITDA for the period comprising the last four most recently completed fiscal quarters, plus the following items: (1) restructuring, non-recurring, one-time charges, (2) non-cash expenses, and (3) pro forma adjustments for acquisitions, each as mutually agreed upon by us and the Lenders. On December 30, 2003, we entered into a consent and fourth amendment to the Credit Agreement adding the provision to the funded debt to EBITDA ratio to be computed as the funded debt to adjusted EBITDA ratio for the computation period ended December 31, 2003 only.

We entered into a fifth amendment to the Credit Agreement, effective March 31, 2004, that:

•	extended the term of the credit facility to February 28, 2007;

•	modified the definition of fixed charge coverage ratio to provide that (1) the ratio is based on our adjusted EBITDA and (2) payments of principal of funded debt, included in the calculation of the fixed charge coverage ratio, are limited to the last four principal payments;

•	replaced the definition and covenant relating to the total debt to EBITDA ratio with a definition and covenant relating to the funded debt to adjusted EBITDA ratio;

•	eliminated the covenant relating to adjusted EBITDA; and

•	adjusted the interest rate on loans outstanding under the credit facility to provide that the interest rate is based on the funded debt to adjusted EBITDA ratio and that the interest rate is, at our option, either (1) a range from zero to .25 percent over the base rate (prime) or (2) a range from 1.5 percent to 2.0 percent over LIBOR.

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

Furthermore, without prior consent of our lenders, the amended Credit Agreement limits, among other things, the payment of dividends to $.6 million, capital expenditures to $8.0 million, the incurrence of additional debt and restricts the sale of certain assets and merger or acquisition activities. We were in compliance with the above financial covenants as of July 2, 2004.

The aggregate amounts of maturities on our long-term debt are as follows:

(In thousands)	2004	2005	2006	2007	Total
Term portion of long-term debt	$1,700	$3,400	$3,400	$100	$8,600
Revolving portion of long-term debt	—	—	—	21,750	21,750

	$1,700	$3,400	$3,400	$21,850	$30,350

Note 5: Stock-Based Compensation

On May 4, 2004 our Board of Directors adopted the 2004 Value Creation Incentive Plan in which restricted stock awards have been granted to certain key executives and are earned only upon achievement of certain target average closing prices of our common stock over the 40-consecutive trading day period which ends on the third anniversary of the date of grant, such that 33 percent of such shares shall vest if the 40-day average closing price of at least $13.00 but less than $14.00 is achieved, 66 percent of such shares shall vest if the 40-day average closing price of at least $14.00 but less than $15.00 is achieved, and 100 percent of such shares shall vest if the 40-day average closing price of $15.00 or greater is achieved. The restricted shares vest upon a change of control if the share price at the date of the change in control exceeds $13.00. Shares of the restricted stock are forfeited if the specified closing prices of our common stock are not met.

In addition to our newly adopted Value Creation Incentive Plan, at July 2, 2004, we had three stock compensation plans, which are described more fully in Note 9 to the consolidated financial statements and related footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2003. We account for those plans under the recognition and measurement principles of APB No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Under APB No. 25, no stock-based employee compensation cost relating to stock option awards is reflected in our net income, as all options under our plans had an exercise price equal to the market value of our common stock on their date of grant. Stock-based compensation, representing grants to non-employee directors and vesting of performance-based restricted stock awards was $0 and $.1 million for the quarters ended July 2, 2004 and June 27, 2003, respectively. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-based Compensation — Transition and Disclosure,” to stock-based employee compensation:

	Three Months Ended		Six Months Ended
	July 2,	June 27,	July 2,	June 27,
(In thousands, except per share data)	2004	2003	2004	2003
Net income, as reported	$941	$118	$1,872	$294
Add: Stock-based employee compensation expense included in the determination of net income as reported, net of related tax effects	—	5	—	56
Deduct: Stock-based employee compensation (expense), including forfeitures, determined under the fair value based method for all awards, net of related tax effects	(9)	(33)	(10)	(131)

Pro forma net income	$932	$90	$1,862	$219

Earnings per share:
Basic – as reported	$0.16	$0.02	$0.31	$0.05

Basic – pro forma	$0.16	$0.02	$0.31	$0.04

Diluted – as reported	$0.15	$0.02	$0.31	$0.05

Diluted – pro forma	$0.15	$0.02	$0.31	$0.04

Note 6: Segment and Related Information

The following table presents information about our reportable segments.

For the Quarter:

	Net Sales		Pretax Income
	Three Months Ended		Three Months Ended
	July 2,	June 27,	July 2,	June 27,
(In thousands)	2004	2003	2004	2003
Label Products	$25,992	$25,857	$1,983	$1,110
Specialty Paper Products	42,117	42,849	1,699	1,677
Imaging Supplies	5,721	5,642	(129)	(76)
Reconciling items:
Eliminations	(1,205)	(1,917)	—	—
Other	—	—	(10)	(1)
Unallocated corporate expenses	—	—	(1,715)	(2,172)
Interest expense, net	—	—	(318)	(340)

Consolidated	$72,625	$72,431	$1,510	$198

For the Six Months:

	Net Sales		Pretax Income
	Six Months Ended		Six Months Ended
	July 2,	June 27,	July 2,	June 27,
(In thousands)	2004	2003	2004	2003
Label Products	$51,765	$49,082	$3,921	$2,575
Specialty Paper Products	82,405	81,640	3,367	2,293
Imaging Supplies	12,172	11,684	17	(18)
Reconciling items:
Eliminations	(2,485)	(2,784)	—	—
Other	—	2	(21)	(1)
Unallocated corporate expenses	—	—	(3,620)	(3,781)
Interest expense, net	—	—	(632)	(629)
Net gain on curtailment of post-retirement plans	—	—	—	47

Consolidated	$143,857	$139,624	$3,032	$486

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

In August and September 1996, two individual plaintiffs filed lawsuits in the Circuit Court of Cook County, Illinois against Nashua Corporation, Cerion Technologies, Inc., certain directors and officers of Cerion, and our underwriter, on behalf of all persons who purchased the common stock of Cerion between May 24, 1996 and July 9, 1996. These two complaints were consolidated. In March 1997, the same individual plaintiffs joined by a third plaintiff filed a consolidated amended class action complaint. The amended consolidated complaint alleged that, in connection with Cerion’s initial public offering, the defendants issued materially false and misleading statements and omitted the disclosure of material facts regarding, in particular, certain significant customer relationships. In October 1997, the Circuit Court on motion by the defendants dismissed the consolidated complaint. The plaintiffs filed a second amended consolidated complaint alleging similar claims as the first consolidated complaint seeking damages and injunctive relief. On May 6, 1998, the Circuit Court, on motion by the defendants, dismissed with prejudice the second amended consolidated complaint. The plaintiffs filed with the Appellate Court an appeal of the Circuit Court’s ruling. On November 19, 1999, the Appellate Court reversed the Circuit Court’s ruling that dismissed the second amended consolidated complaint. The Appellate Court ruled that the second amended consolidated complaint represented a valid claim and sent the case back to the Circuit Court for further proceedings. On December 27, 1999, we filed a petition with the Supreme Court of Illinois. In that petition, we asked the Supreme Court of Illinois to determine whether the Circuit Court or the Appellate Court is correct. Our petition was denied and the case was sent to the Circuit Court for trial. Discovery has been completed, but no date has been set for trial and pre-trial motions. On October 8, 2003, the Circuit Court heard motions on a Summary Judgment motion and a class action certification motion. We are awaiting a decision by the Circuit Court which is expected to rule on these motions. We believe that the lawsuit is without merit and will continue to defend ourselves in this matter. We also believe that we will receive the value of our 37.1 percent ownership in the Cerion Liquidating Trust, which our ownership was valued at $.9 million on an after-tax basis at July 2, 2004. Our investment in Cerion is included under other assets in our Consolidated Balance Sheet.

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

We are involved in certain environmental matters and have been designated by the Environmental Protection Agency, referred to as the EPA, as a potentially responsible party for certain hazardous waste sites. In addition, we have been notified by certain state environmental agencies that some of our sites not addressed by the EPA require remedial action. These sites are in various stages of investigation and remediation. Due to the unique physical characteristics of each site, the technology employed, the extended timeframes of each remediation, the interpretation of applicable laws and regulations and the financial viability of other potential participants, our ultimate cost of remediation is difficult to estimate. Accordingly, estimates could either increase or decrease in the future due to changes in such factors. At July 2, 2004, based on the facts currently known and our prior experience with these matters, we have concluded that it is probable that site assessment, remediation and monitoring costs will be incurred. We have estimated a range for these costs of $.4 million to $1.0 million for continuing operations. These estimates could increase if other potentially responsible parties or our insurance carriers are unable or unwilling to bear their allocated share and cannot be compelled to do so. At July 2, 2004, our accrual balance relating to environmental matters was $.6 million. Based on information currently available, we believe that it is probable that the major potentially responsible parties will fully pay the costs apportioned to them. We believe that our remediation expense is not likely to have a material adverse effect on our consolidated financial position or results of operations.

We are involved in various other lawsuits, claims and inquiries, most of which are routine to the nature of our business. In the opinion of our management, the resolution of these matters will not materially affect our Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Our net sales increased slightly from $72.4 million to $72.6 million for the second quarter of 2004. Our gross margin percentage increased from 18.5 percent in the second quarter of 2003 to 18.7 percent in the second quarter of 2004. Our selling and distribution expenses and administrative expenses collectively decreased from $12.2 million in the second quarter of 2003 to $11.1 million in the second quarter of 2004. Our Label Products and Specialty Paper Products segments operated profitability during the second quarter, while our Imaging Supplies segment incurred a $.1 million loss.

Our net sales increased 3.0 percent or $4.3 million for the first six months of 2004 compared to the first six months of 2003. Our gross margin percentage increased from 18.6 percent to 19.2 percent for the first six months of 2004 compared to the first six months of 2003. Our selling and distribution expenses decreased, while our administrative expenses increased during the first six months of 2004 compared to the first six months of 2003. Our Label Products, Specialty Paper Products and Imaging Supplies segments all operated profitably during the first six months of 2004 and, each segment improved its profitability compared to the first six months of 2003.

Our results for the first six months of 2004 include contributions from our strategic acquisitions of the assets of The Label Company, primarily a supplier of supermarket labels acquired in February of 2003 and a small supermarket product line acquired in November of 2003. Operating activity relating to these acquisitions are reported under our Label Products segment from the date of acquisition.

During 2003 we took actions to reduce our cost structure. These cost reductions had a significant positive impact on our 2004 results.

There are preliminary signs of an improved business environment, however, we believe that overcapacity and intense competition continues to characterize the paper and label industry segments in which we are active. We continue the focus on initiatives which provide our customer base with higher value products and services. We will continue our focus on cost containment initiatives, investments that make our business more efficient and pursue technologies, such as radio frequency identification products or RFID, which are of growing importance to our customer base.

Consolidated Results of Operations

	Second Quarter	Second Quarter	First Six Months	First Six Months
(In millions)	2004	2003	2004	2003
Net sales	$72.6	$72.4	$143.9	$139.6
Gross margin %	18.7%	18.5%	19.2%	18.6%
Selling and distribution expenses	$6.4	$7.1	$12.6	$13.7
General and administrative expenses	$4.7	$5.1	$10.0	$9.8
Research and development expenses	$.5	$.6	$1.1	$1.3
Other	$.2	$.1	$.3	$.1
Interest expense, net	$.3	$.3	$.6	$.6
Income before income taxes	$1.5	$.2	$3.0	$.5
Net income	$.9	$.1	$1.9	$.3
Depreciation and amortization	$1.9	$2.0	$3.9	$3.9
Investment in plant and equipment	$1.0	$1.2	$1.8	$2.3

Our net sales increased $.2 million for the second quarter of 2004 and $4.3 million for the first six months of 2004 when compared to the prior year periods. Increases in our Label Products and Imaging Supplies segment were partially offset by decreases in our Specialty Paper Products segment during the second quarter of 2004. The increase for the first six months of 2004 was due to increased sales in all of our segments.

Our gross margin percentage increased to 18.7 percent for the second quarter of 2004 compared to 18.5 percent in the second quarter of 2003. The gross margin increase in our Label Products segment offset margin decreases in the Specialty Paper and Imaging Supplies segments during the second quarter. Our gross margin percentage increased to 19.2 percent for the first six months of 2004 from 18.6 percent compared to the prior year period. Increases in the margin in our Label Products and Specialty Paper Products segments, offset the decreased margin in our Imaging Supplies segment during the first six months of 2004. Gross margin increased $.2 million for the second quarter of 2004 and $1.5 million for the first six months of 2004 when compared to the prior year periods.

Selling and distribution expenses decreased $.7 million during the second quarter of 2004 and $1.1 million for the first six months of 2004 when compared to the prior year periods. The decreases were primarily due to lower selling expenses, which were partially offset by higher freight and warehousing costs due to increased sales volume and an increase in freight rates. As a percent of sales, selling and distribution expenses decreased from 9.8 percent in the first six months of 2003 to 8.8 percent in the first six months of 2004.

General and administrative expenses decreased $.4 million for the second quarter of 2004 and increased $.2 million for the first six months of 2004 when compared to the prior year periods. The decrease in expenses for the second quarter of 2004 was due to a $.4 million decrease in corporate expenses and a $.2 million decrease in costs in our Specialty Paper Products segment, which were partially offset by a $.2 million increase in expenses in our Label Products and Imaging Supplies segments. The lower corporate expenses were mainly attributable to lower salary and fringe benefit expense due to headcount reductions and severance expense which were incurred in the second quarter of 2003. The increase for the first six months of 2004 was due to higher segment expenses, which were partially offset by lower corporate expenses. The decrease in corporate expenses in the first six months of 2004 was primarily due to lower salary and fringe benefit expenses due to headcount reductions that occurred in 2003 and lower expenses related to restricted stock options which vested in 2003, which were partially offset by increased employee incentive expenses and higher director fees. As a percent of net sales, general and administrative expenses decreased slightly from 7.0 percent for the first six months of 2003 to 6.9 percent for the first six months of 2004.

Research and development expenses decreased by $.1 million in the second quarter of 2004, and $.2 million for the first six months of 2004 when compared to the prior year periods primarily due to lower expenses in our Specialty Paper Products and Imaging Supplies segments.

Our pretax income was $1.5 million for the second quarter of 2004, compared to $.2 million for the prior year quarter. Our pretax income was $3.0 million for the first six months of 2004 compared to $.5 million for the prior year period. The $1.3 million increase in the second quarter of 2004 primarily was attributable to slightly higher sales volume, higher gross margins, lower selling and distribution expenses, lower general and administrative expenses, and lower research and development expenses, all as discussed above. The $2.5 million increase in the first six months of 2004 was due to higher sales volume, higher margins, lower selling and distribution expenses and lower research and development expenses partially offset by higher general and administrative expenses, all as discussed above.

The estimated annual effective income tax rate was approximately 39 percent for the second quarter of 2004 and 2003 and for the first six months of 2004 and 2003, respectively. The estimated rates were higher than the U.S. statutory rate principally due to the impact of state income taxes.

Net income for the second quarter of 2004 was $.9 million, or $.16 per share, compared to $.1 million, or $.02 per share compared to the second quarter of 2003. Net income for the first six months of 2004 was $1.9 million, or $.31 per share, compared to $.3 million, or $.05 per share in the prior year period.

Results of Operations by Reportable Segment

Label Products Segment

	Second Quarter	Second Quarter	First Six Months	First Six Months
(In millions)	2004	2003	2004	2003
Net sales	$26.0	$25.9	$51.8	$49.1
Gross margin %	18.4%	15.0%	18.1%	16.3%
Selling and distribution expenses	$1.6	$1.9	$3.1	$3.6
General and administrative expenses	$1.0	$.9	$2.0	$1.8
Other	$.2	$0	$.3	$0
Income from operations before income taxes	$2.0	$1.1	$3.9	$2.6
Depreciation and amortization	$.6	$.6	$1.2	$1.2
Investment in plant and equipment	$.4	$.7	$.6	$1.2

Net sales in our Label Products segment were $26.0 million for the second quarter of 2004 compared to $25.9 million for the second quarter of 2003. Net sales were $51.8 million for the first six months of 2004 compared to $49.1 million for the first six months of 2003.

•	The $.1 million, or .5 percent increase in the second quarter of 2004 was driven mainly by $.3 million in supermarket scale product line sales, partially offset by $.2 million in lower inform product line sales.

•	The $2.7 million, or 5.5 percent increase in the first six months of 2004 was driven by $1.3 million in supermarket scale product line sales, $1.0 million in sales in our automatic identification label product line, and $1.0 million in miscellaneous other product lines. The increases were partially offset by a $.4 million decline in our EDP label product line and a $.2 million decline in other miscellaneous product lines. The increased sales in our supermarket scale product line is primarily a result of $1.0 million of incremental sales from the acquisition of the assets of The Label Company on February 7, 2003. The increase in automatic identification label sales resulted primarily from business gained from a five-year contract with a major customer executed in the fourth quarter of 2002 and extended through 2009 as of the fourth quarter of 2003.

Gross margin for the Label Products segment increased $.9 million for the second quarter of 2004 and $1.3 million for the first six months of 2004. The gross margin percentage increased from 15.0 percent for the second quarter of 2003 to 18.4 percent for the second quarter of 2004. The gross margin increased from 16.3 percent for the first six months of 2003 to 18.1 percent for the first six months of 2004. The increase in the gross margin percentage was primarily related to favorable product and customer mix as well as reduced raw material costs and improved manufacturing performance partially through the successful implementation of new printing and finishing equipment.

Selling and distribution expenses for our Label Products segment declined $.3 million in the second quarter of 2004 and $.5 million for the first six months of 2004 when compared to the prior year periods. As a percentage of sales, selling and distribution expenses declined to 6.0 percent for the first six months of 2004 compared to 7.3 percent for the first six months of 2003. The decrease in the second quarter expense was mainly due to headcount reductions which occurred in 2003. The decrease for the first six months of 2004 was primarily due to the headcount reductions as well as a bad debt recovery in the first quarter of 2004, which offset higher freight and commission expenses due to increased sales volume and an increase in freight rates.

General and administrative expenses for our Label Products segment increased $.1 million in the second quarter of 2004 and $.2 million for the first six months of 2004. As a percentage of sales, general and administrative expenses increased from 3.7 percent for the first six months of 2003 to 3.9 percent for the first six months of 2004. The increases in the second quarter and first six months of 2004 were both primarily due to increased pension expense related to defined benefit pension plans and employee incentive expenses.

The pretax income for our Label Product’s segment increased $.9 million to $2.0 million in the second quarter of 2004 compared to the second quarter of 2003. The pretax income increased $1.3 million to $3.9 million for the first six months of

2004 compared to $2.6 million for the first six months of 2003. The improvement in pretax for this segment was mainly attributable to increased sales, improved margins and the containment of selling expenses.

Specialty Paper Products Segment

	Second Quarter	Second Quarter	First Six Months	First Six Months
(In millions)	2004	2003	2004	2003
Net sales	$42.1	$42.8	$82.4	$81.6
Gross margin %	19.0%	19.9%	19.5%	19.3%
Selling and distribution expenses	$4.5	$4.7	$8.8	$9.2
General and administrative expenses	$1.6	$1.8	$3.6	$3.7
Research and development expenses	$.2	$.2	$.4	$.5
Income from operations before income taxes	$1.7	$1.7	$3.4	$2.3
Depreciation and amortization	$.9	$.9	$1.8	$1.9
Investment in plant and equipment	$.5	$.3	$.9	$.5

Net Sales for our Specialty Paper Products segment were $42.1 million for the second quarter of 2004 compared to $42.8 million for the second quarter of 2003. Net sales were $82.4 million for the first six months of 2004 compared to $81.6 million for the first six months of 2003. During the third quarter of 2003, we exited the cut sheet paper and transparencies business.

•	The $.7 million, or 1.6 percent decrease in sales in the second quarter was primarily related to decreases of $1.7 million in our thermal ticket and tag product line, $1.6 million in our retail product line, $1.0 million in our cut-sheet paper and transparencies product line and $1.5 million in other miscellaneous product lines. The sales decreases were partially offset by sales increases of $2.6 million of thermal products for point-of-sale applications and $2.5 million in our wide-format product line.

•	The $.8 million, or 1.0 percent increase in sales in the first six months of 2004 was primarily due to sales increases of $4.6 million in our wide-format product line, $4.4 million in our thermal product line for both point-of-sale and label conversion applications and $0.8 in miscellaneous other product lines. These sales increases were partially offset by sales decreases of $2.2 million in our thermal ticket and tag product line, $2.0 million in our cut-sheet paper and transparencies product line, $1.3 million in our retail product line, $.8 million in our heat seal product line, $.7 million in our dry gum product line, $.5 million in our fraud prevention product line, $.5 million in our carbonless product line, and $1.0 million in miscellaneous other product lines.

As mentioned above, the decrease in our cut-sheet paper and transparencies product line sales was related to our decision to exit the low margin business in the third quarter of 2003. The continued shift in printing technologies in point-of-sale (POS) equipment from impact to thermal printers and price increases due to increased raw material cost resulted in the increased sales of our thermal POS products. The increase in our wide-format products resulted from new customer business. The decrease in retail sales was primarily due to the loss of a major customer which was partially offset by increased sales of our IBM branded product for point-of-sale applications. Heat seal, dry gum and carbonless are mature product lines which continue to decline due to technology changes. The decrease in the thermal ticket and tag products results from the loss of airline ticket business.

Gross margin for our Specialty Paper Products segment decreased $.5 million in the second quarter of 2004 and increased $.3 million for the first six months of 2004 when compared to the prior year periods. The gross margin percentage decreased from 19.9 percent in the second quarter of 2003 to 19.0 percent in the second quarter of 2004. The gross margin percentage increased to 19.5 percent for the first six months of 2004 compared to 19.3 percent for the first six months of 2003.

•	The decrease in the margin percentage in the second quarter of 2004 was attributable to unfavorable customer and product mix in the segment, lower absorption of production costs in our paper coating operations due to lower production volume and the delay in passing raw material price increases to our customers.

•	The increase in the margin percentage for the first six months of 2004 was due primarily to higher absorption of production costs due to the increase in production volume and a lower cost structure in our paper converting operations and improved margins on materials. These increases were partially offset by sales declines in the higher margin heat seal and dry gum product lines, the decrease in margins associated with competitive pricing related to thermal product for label applications and lower absorption of production costs in our paper coating operations due to lower production volumes.

Selling and distribution expenses for our Specialty Paper Products segment decreased $.2 million for the second quarter of 2004 and $.4 million for the first six months of 2004 when compared to the prior year periods. As a percentage of sales, selling and distribution expenses decreased to 10.7 percent for the first six months of 2004 compared to 11.3 percent for the first six months of 2003. The decrease for both the second quarter and first six months of 2004 was driven primarily by headcount reductions offset by higher distribution expenses due to higher freight cost and the increase in our wide-format product line sales which carry a higher freight and warehousing cost structure.

General and administrative expenses for our Specialty Paper Products segment decreased $.2 million in the second quarter of 2004 and $.1 million in the first six months of 2004 compared to the prior year periods. General and administrative expenses, as a percentage of sales, decreased slightly from 4.5 percent for the first six months of 2003 compared to 4.4 percent for the first six months of 2004. The decrease for both the second quarter and first six months of 2004 is driven mainly by headcount reductions, which occurred in 2003.

Research and development expenses remained unchanged in the second quarter of 2004 and decreased $.1 million for the first six months of 2004 compared to the prior year periods. The decrease is primarily attributable to headcount reductions.

The pretax income of $1.7 million for the second quarter of 2004 remained unchanged from the second quarter of 2003. Pretax income for the first six months of 2004 increased $1.1 million from the first six months of 2003 to $3.4 million. The improved performance is due mainly to increased sales and headcount reductions.

Imaging Supplies Segment

	Second Quarter	Second Quarter	First Six Months	First Six Months
(In millions)	2004	2003	2004	2003
Net sales	$5.7	$5.6	$12.2	$11.7
Gross margin %	14.9%	17.8%	17.7%	19.0%
Selling and distribution expenses	$.3	$.5	$.7	$.9
General and administrative expenses	$.3	$.2	$.7	$.5
Research and development expenses	$.3	$.4	$.7	$.8
Income (loss) from operations before income taxes	$(.1)	$(.1)	$0	$0
Depreciation and amortization	$.3	$.3	$.7	$.7
Investment in plant and equipment	$.1	$0	$.1	$.2

Sales for our Imaging Supplies segment were $5.7 million for the second quarter of 2004 compared to $5.6 million in the second quarter of 2003. Sales were $12.2 million for the first six months of 2004 compared to $11.7 million for the first six months of 2003.

•	The $.1 million, or 1.8 percent increase in sales in the second quarter of 2004 was driven by the increased sales of Ricoh and IBM compatible toners, partially offset by lower sales of Xerox compatible toners and resins. The higher Ricoh compatible toner sales in the second quarter resulted primarily from new product sales.

•	The $.5 million, or 4.3 percent increase in sales in the first six months of 2004 resulted from increased sales of Ricoh and IBM compatible toners, which were partially offset by lower sales of Xerox compatible toners.

The gross margin percentage for our Imaging Supplies segment decreased from 17.8 percent in the second quarter of 2003 to 14.9 percent in the second quarter of 2004. The gross margin decreased from 19.0 percent for the first six months of 2003 to

17.7 percent for the first six months of 2004. The decrease in the gross margin percentages for both the second quarter and first six months of 2004 was partially impacted by customer mix and the mix of products sold. Margins were also impacted by repair costs and the increased cost of oil based raw materials.

Selling and distribution expenses for our Imaging Supplies segment decreased $.2 million to $.3 million for the second quarter of 2004 compared to $.5 million for the second quarter of 2003. Selling and distribution expenses decreased $.2 million to $.7 million in the first six months of 2004 compared to $.9 million for the first six months of 2003. Selling and distribution expenses, as a percentage of sales, decreased from 7.7 percent for the first six months of 2003 to 5.7 percent for the first six months of 2004. The decrease for both the second quarter and first six months of 2004 resulted from lower headcount as well as lower distribution costs due to the lower sales of products to customers for whom we pay the freight.

General and administrative expenses for our Imaging Supplies segment increased $.1 million in the second quarter of 2004 and $.2 million for the first six months of 2004 when compared to the prior year periods. General and administrative expenses, as a percentage of sales, increased from 4.3 percent for the first six months of 2003 to 5.7 percent for the first six months of 2004. The increase in general and administrative expenses was due to legal expenses related to the Ricoh litigation discussed in Note 7 to the condensed consolidated financial statements of this report.

Research and development expenses decreased $.1 million in the second quarter of 2004 and $.1 million for the first six months of 2004 when compared to the prior year periods.

The pretax loss was $129,000 for the second quarter of 2004 compared to a pretax loss of $76,000 for the second quarter of 2003. The pretax income was $17,000 for the first six months of 2004 compared to a pretax loss of $18,000 for the first six months of 2003. The operating results were impacted by lower margins and increased legal cost.

Liquidity, Capital Resources and Financial Condition

Cash and cash equivalents increased $.5 million during the first six months of 2004 to $1.7 million at July 2, 2004. Cash used for continuing operations of $.8 million and $1.8 million invested in plant and equipment were partially offset by cash provided by financing activity of $3.1 million.

Cash flow used by operations in the first six months of 2004 included a $7.5 million increase in net working capital, which resulted from a $2.9 million decrease in accounts payable, a $1.9 million increase in inventory, a $1.6 million decrease in accrued expenses and a $1.7 million increase in accounts receivable partially offset by a $.6 million decrease in other current assets.

We are party to a Credit Agreement, dated March 1, 2002, with LaSalle Bank, NA as Agent and Issuing Bank and Fleet National Bank that, as amended, consists of a term loan of $15 million and a revolving loan commitment of $30 million and that requires us to maintain certain financial covenants such as total funded debt to adjusted earnings before interest, income taxes, depreciation and amortization, also known as adjusted EBITDA, and a fixed charge coverage ratio. Borrowings under the Credit Agreement are collateralized by a security interest in our accounts receivable, inventories, certain machinery and equipment and real estate located in Merrimack, New Hampshire. We had $5.2 million of additional borrowing capacity at July 2, 2004 under our revolving loan commitment. We had $2.8 million of obligations under standby letters of credit with the banks which are included in our bank debt when calculating our borrowing capacity. We entered into a first amendment to the Credit Agreement, effective July 15, 2003, to increase the term loan under the Credit Agreement from $10 million to $15 million and to adjust the terms of the quarterly interest payments. We entered into a second amendment to the Credit Agreement, effective July 24, 2003, to waive our non-compliance with the funded debt to EBITDA ratio and the minimum EBITDA financial covenants for the quarter ended June 27, 2003. We entered into a third amendment to the Credit Agreement, effective September 25, 2003, to replace the minimum EBITDA covenant with a minimum adjusted EBITDA covenant, and we entered into a consent and fourth amendment to the Credit Agreement, effective December 30, 2003, adding the provision to the funded debt to EBITDA ratio, for the computation period ended December 31, 2003 only, to be computed as the funded debt to adjusted EBITDA ratio.

We entered into a fifth amendment to the Credit Agreement, effective March 31, 2004, that:

•	extended the term of the credit facility to February 28, 2007;

•	modified the definition of fixed charge coverage ratio to provide that (1) the ratio is based on our adjusted EBITDA and (2) payments of principal of funded debt, included in the calculation of the fixed charge coverage ratio, are limited to the last four principal payments;

•	replaced the definition and covenant relating to the total debt to EBITDA ratio with a definition and covenant relating to the funded debt to adjusted EBITDA ratio;

•	eliminated the covenant relating to minimum adjusted EBITDA; and

•	adjusted the interest rate on loans outstanding under the credit facility to provide that the interest rate is based on the funded debt to adjusted EBITDA ratio and that the interest rate is, at our option, either (1) a range from zero to .25 percent over the base rate (prime) or (2) a range from 1.5 percent to 2.0 percent over LIBOR.

Under the amended Credit Agreement, we are also subject to a non-use fee for any unutilized portion of our revolving loan that ranges from .25 percent to ..375 percent based on our funded debt to adjusted EBITDA ratio.

We were in compliance with the financial covenants required under the amended Credit Agreement and our compliance for the quarter ended July 2, 2004, is as follows:

July 2, 2004
Covenant	Requirement	Compliance
• Maintain a fixed charged coverage ratio of not less than:	1.1 to 1.0	2.2 to 1.0
• Maintain a funded debt to adjusted EBITDA ratio of less than:	2.75 to 1.0	2.14 to 1.0

     Pursuant to our amended credit agreement, our minimum payment obligations relating to long-term debt are as follows:

(In thousands)	2004	2005	2006	2007	Total
Term portion of long-term debt	$1,700	$3,400	$3,400	$100	$8,600
Revolving portion of long-term debt	—	—	—	21,750	21,750

	$1,700	$3,400	$3,400	$21,850	$30,350

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

ITEM 4. CONTROLS AND PROCEDURES

Our company’s management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of July 2, 2004. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of July 2, 2004, our disclosure controls and procedures were (1) designed to ensure that material information relating to our company, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended July 2, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In August and September 1996, two individual plaintiffs filed lawsuits in the Circuit Court of Cook County, Illinois against us, Cerion Technologies, Inc., certain directors and officers of Cerion, and our underwriter, on behalf of all persons who purchased the common stock of Cerion between May 24, 1996 and July 9, 1996. These two complaints were consolidated. In March 1997, the same individual plaintiffs joined by a third plaintiff filed a Consolidated amended class action complaint. The amended consolidated complaint alleged that, in connection with Cerion’s initial public offering, the defendants issued materially false and misleading statements and omitted the disclosure of material facts regarding, in particular, certain significant customer relationships. In October 1997, the Circuit Court on motion by the defendants, dismissed the consolidated complaint. The plaintiffs filed a second amended consolidated complaint alleging similar claims as the first consolidated complaint seeking damages and injunctive relief. On May 6, 1998, the Circuit Court, on motion by the defendants, dismissed with prejudice the second amended consolidated complaint. The plaintiffs filed with the Appellate Court an appeal of the Circuit Court’s ruling. On November 19, 1999, the Appellate Court reversed the Circuit Court’s ruling that dismissed the second amended consolidated complaint. The Appellate Court ruled that the second amended consolidated complaint represented a valid claim and sent the case back to the Circuit Court for further proceedings. On December 27, 1999, we filed a petition with the Supreme Court of Illinois. In that petition, we asked the Supreme Court of Illinois to determine whether the Circuit Court or the Appellate Court is correct. Our petition was denied and the case was sent to the Circuit Court for trial. Discovery has been completed, but no date has been set for trial and pre-trial motions. On October 8, 2003, the Circuit Court heard motions on a Summary Judgment motion and a class action certification motion. We are awaiting a decision by the Circuit Court which is expected to rule on these motions at any time. We believe that the lawsuit is without merit and will continue to defend ourselves in this matter. We also believe that we will receive the value of our 37.1 percent ownership in the Cerion Liquidating Trust, which our ownership was valued at $.9 million on an after-tax basis at July 2, 2004. Our investment in Cerion is included under other assets in our Consolidated Balance Sheet.

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

We are involved in various other lawsuits, claims and inquiries, most of which are routine to the nature of our business. In the opinion of our management, the resolution of these matters will not materially affect us.

ITEM 4. SUBMISSION OF OTHER MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	Our 2004 Annual Meeting of Stockholders was held on May 4, 2004.

(b)	At our 2004 Annual Meeting, our stockholders elected Andrew B. Albert, L. Scott Barnard, Avrum Gray, George R. Mrkonic, Jr., James F. Orr III and Mark E. Schwarz to serve as our directors until our next annual meeting of stockholders and until their successors are elected and qualified.

(c)	The matters acted upon at our 2004 Annual Meeting, and the voting tabulation for each matter, is as follows:

Proposal 1: To elect six directors for a term of one year.

	Number of Votes
Nominees	For	Withheld
Andrew B. Albert	5,690,154	84,036
L. Scott Barnard	5,704,323	69,867
Avrum Gray	5,703,507	70,683
George M. Mrkonic, Jr.	5,704,631	69,559
James F. Orr III	5,684,533	89,657
Mark E. Schwarz	5,545,312	228,878

Each of the above named individuals was elected as a director of our Company.

Proposal 2: To approve the 2004 Value Creation Incentive Plan

Number of Votes
For	Against	Abstain	Broker Non-Votes
3,213,302	165,876	1,408,276	986,736

The proposal was approved.

ITEM 5. OTHER INFORMATION

Stockholder Proposals

Any stockholder proposal which is to be included in the proxy materials for the 2005 annual meeting must be received by us on or before November 26, 2004. Such proposals should be directed to Nashua Corporation, 11 Trafalgar Square, 2nd Floor, Nashua, New Hampshire 03063, Attention: Clerk/Secretary.

In addition, our by-laws require that we be given advance notice of stockholder nominations for election to the Board of Directors and of other matters which stockholders wish to present for action at an annual meeting of stockholders, other than matters included in our proxy statement in accordance with SEC Rule 14a-8. The required notice must be in writing and received by our corporate clerk/secretary at our principal executive offices not less than 60 days nor more than 90 days prior to the annual meeting of stockholders. However, in the event that less than 70 days’ prior disclosure of the date of the meeting is first given or made (whether by public disclosure or written notice to stockholders), notice by the stockholder to be timely must be received by our corporate clerk/secretary at our principal executive offices no later than the close of business on the 10th day following the day on which such disclosure of the date of the meeting was made. The date of our 2005 annual meeting of stockholders has not yet been established, but assuming it is held on May 4, 2005, in order to comply with the time periods set forth in our by-laws, appropriate notice for the 2005 annual meeting would need to be provided to our corporate clerk/secretary no earlier than February 3, 2005 and no later than March 5, 2005.

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

(b) Reports on Form 8-K

On April 28, 2004, we filed a Current Report on Form 8-K, dated April 27, 2004, furnishing, under Item 12, a press release reporting preliminary financial results for the first quarter ended April 2, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NASHUA CORPORATION

(Registrant)

Date: August 6, 2004	By: /s/ John L. Patenaude

John L. Patenaude
Vice President-Finance and Chief Financial Officer
(principal financial and duly authorized officer)