Form 10-Q
period 2004-10-01
NASHUA CORP
filed 2004-11-05
CIK 69680

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended
OCTOBER 1, 2004
or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number 1-05492

Nashua Corporation

(Exact name of registrant as specified in its charter)

Massachusetts
(State or Other Jurisdiction of	02-0170100
Incorporation or Organization)	(IRS Employer Identification No.)

11 Trafalgar Square, Second Floor
Nashua, New Hampshire	03063
(Address of Principal Executive Offices)	(Zip Code)

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

Yes [  ]      No [X]

As of October 29, 2004, the Company had 6,190,834 shares of Common
Stock, par value $1.00 per share, outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NASHUA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	October 1, 2004	December 31,
	(Unaudited)	2003
	(In thousands)
ASSETS:
Current assets:
Cash and cash equivalents	$1,219	$1,183
Accounts receivable	35,507	31,665
Inventories:
Raw materials	14,598	11,399
Work in process	3,252	3,450
Finished goods	8,395	7,886

	26,245	22,735
Other current assets	5,248	5,205

Total current assets	68,219	60,788

Plant and equipment	96,939	93,386
Accumulated depreciation	(58,093)	(52,609)

	38,846	40,777

Goodwill	31,516	31,471
Intangibles, net of amortization	1,585	1,781
Loans to related parties	894	1,208
Other assets	12,135	15,651

Total assets	$153,195	$151,676

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$19,100	$20,474
Accrued expenses	12,117	14,368
Current maturities of long-term debt	3,400	3,400
Current maturities of notes payable	710	250

Total current liabilities	35,327	38,492

Long-term debt	27,650	24,200
Notes payable to related parties	250	960
Other long-term liabilities	24,188	26,827

Total long-term liabilities	52,088	51,987

Commitments and contingencies (see Note 7)
Common stock	6,044	5,903
Additional paid-in capital	15,416	14,515
Retained earnings	57,018	53,477
Accumulated other comprehensive loss:
Minimum pension liability adjustment, net of tax	(12,698)	(12,698)

Total shareholders’ equity	65,780	61,197

Total liabilities and shareholders’ equity	$153,195	$151,676

See accompanying notes.

NASHUA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 1,	September 26,	October 1,	September 26,
	2004	2003	2004	2003
	(In thousands, except per share data)
Net sales	$72,120	$74,075	$215,977	$213,699
Cost of products sold	58,340	60,051	174,639	173,656

Gross margin	13,780	14,024	41,338	40,043
Selling, distribution and administrative expenses	11,319	11,792	33,858	35,287
Research and development expense	526	563	1,582	1,879
Loss from equity investments	117	164	416	304
Interest expense, net	28	339	660	968
Net gain on settlement/ curtailment of post-retirement benefits	(923)	—	(923)	(47)

Income before income taxes	2,713	1,166	5,745	1,652
Provision for income taxes	1,044	469	2,204	661

Net income	$1,669	$697	$3,541	$991

Basic earnings per share:
Net income per common share	$0.28	$0.12	$0.59	$0.17

Average common shares	6,027	5,888	5,995	5,859

Diluted earnings per share:
Net income per common share assuming dilution	$0.27	$0.12	$0.58	$0.17

Dilutive effect of stock options	119	132	114	135

Average common and potential common shares	6,146	6,020	6,109	5,994

See accompanying notes.

NASHUA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	October 1,	September 26,
	2004	2003
	(In thousands)

Cash flows from operating activities of continuing operations:
Net income	$3,541	$991
Adjustments to reconcile net income to cash (used in) provided by continuing operating activities:
Depreciation and amortization	5,886	5,924
Equity in loss from unconsolidated joint ventures	416	304
Net change in working capital, net of effects from acquisitions	(10,657)	2,256
Gain from postretirement settlement (see Note 3)	(923)	—
Death benefit premium purchase (see Note 3)	(2,416)	—
Other	2,794	91

Cash (used in) provided by continuing operating activities	(1,359)	9,566

Cash flows from investing activities of continuing operations:
Investment in plant and equipment	(3,678)	(3,285)
Proceeds from sale of plant and equipment	41	3
Acquisitions, net of cash acquired	(126)	(5,012)
Investment in unconsolidated joint venture	—	(125)
Proceeds from surrender of retired executive life insurance policies	1,117	—
Other	—	(200)

Cash used in investing activities of continuing operations	(2,646)	(8,619)

Cash flows from financing activities of continuing operations:
Net proceeds from (repayments on) revolving portion of long-term debt	6,000	(4,350)
Principal repayments on term portion of long-term debt	(2,550)	(1,000)
Proceed from refinancing of long-term debt	—	5,000
Repayment of notes payable to related parties	(250)	(250)
Proceeds from shares exercised under stock option plans	875	255

Cash provided by (used in) financing activities of continuing operations	4,075	(345)

Cash used in activities of discontinued operations	(34)	(315)

Increase in cash and cash equivalents	36	287
Cash and cash equivalents at beginning of period	1,183	1,085

Cash and cash equivalents at end of period	$1,219	$1,372

Supplemental disclosures of cash flow information:
Interest paid (net of amount capitalized)	$735	$1,025

Income taxes paid for continuing operations, net	$275	$67

Supplemental schedule of non-cash investing and financing activities:
Fair value of assets acquired	$208	$5,306
Liabilities assumed	(82)	(294)

Cash paid for acquisitions	$126	$5,012

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

Note 2: Acquired Intangible Assets

Details of acquired intangible assets are as follows:

	As of October 1, 2004
			Weighted
	Gross		Average
	Carrying	Accumulated	Amortization
	Amount	Amortization	Period
		(In thousands)
Trademarks and tradenames	$560	$200	9 years
Licensing agreement	230	115	5 years
Customer relationships and lists	1,083	371	9 years
Customer contracts	620	317	4 years
Non-competition agreements	100	50	5 years
Patented technology	90	45	5 years

	$2,683	$1,098

Amortization Expense:
For the nine months ended October 1, 2004		$329
Estimated for the year ending December 31, 2004		$442
Estimated for the year ending December 31, 2005		$404
Estimated for the year ending December 31, 2006		$351
Estimated for the year ending December 31, 2007		$208
Estimated for the year ending December 31, 2008		$88
Estimated for the year ending December 31, 2009		$57
Estimated for the year ending December 31, 2010 and thereafter		$364

Note 3: Postretirement Benefits

Net periodic pension and postretirement benefit (income) costs for the quarters and nine months ended October 1, 2004 and September 26, 2003 from continuing operations for the plans includes the following components:

	Pension Benefits for three		Postretirement Benefits
	months ended		for three months ended
	October 1,	Sept. 26,	October 1,	Sept. 26,
	2004	2003	2004	2003
		(In thousands)
Components of net periodic (income) cost
Service cost	$209	$193	$15	$15
Interest cost	1,219	1,156	40	72
Expected return on plan assets	(1,458)	(1,440)	—	—
Amortization of prior service cost	67	67	(16)	(16)
Recognized net actuarial (gain)/loss	215	40	(38)	(62)
Amortization of transition obligation	—	(27)	—	—
Net gain on settlement	—	—	(923)	—

Net periodic (income) cost	$252	$(11)	$(922)	$9

	Pension Benefits for nine		Postretirement Benefits
	months ended		for nine months ended
	October 1,	Sept. 26,	October 1,	Sept. 26,
	2004	2003	2004	2003
		(In thousands)
Components of net periodic (income) cost
Service cost	$626	$578	$46	$45
Interest cost	3,658	3,468	164	216
Expected return on plan assets	(4,374)	(4,320)	—	—
Amortization of prior service cost	201	201	(49)	(48)
Recognized net actuarial (gain)/loss	644	120	(179)	(186)
Amortization of transition obligation	—	(81)	—	—
Net gain on curtailment/settlement	—	—	(923)	(47)

Net periodic (income) cost	$755	$(34)	$(941)	$(20)

On October 1, 2004, we made a $2.4 million premium payment to Minnesota Life, a subsidiary of Securian Financial Group, for it to assume the liability for, and the administration of, our death benefit payments related to approximately 580 of our retirees. During the third quarter of 2004 we recognized a $.9 million non-cash pre tax gain related to the transfer of the liability to Minnesota Life.

At December 31, 2003, we estimated a contribution of $.8 million to be paid into the plans in 2004. Legislative changes allowed companies to delay contributions; therefore, we were not required to fund the plans and do not anticipate a payment for the remainder of 2004.

Note 4: Indebtedness

On July 15, 2003, we entered into a first amendment to our Credit Agreement dated March 1, 2002 with LaSalle Bank, NA as Agent and Issuing Bank and Fleet National Bank (the “Lenders”) to increase the Term Loan under the Credit Agreement from $10 million to $15 million and to adjust the amount of the quarterly principal payments. The amended Credit Agreement consists of a term loan of $15 million and a revolving loan commitment of $30 million. Borrowings under the Credit Agreement are collateralized by a security interest in our accounts receivable, inventories, certain machinery and equipment and real estate located in Merrimack, New Hampshire. At October 1, 2004, the approximate fair market value of these assets was $79.9 million. The revolving loan commitment is subject to certain limitations, such that the maximum principal amount of the revolving credit agreement is the lesser of (a) $30 million, or (b) our borrowing base, which is defined as the sum of 80 percent of our eligible accounts receivable, plus the lesser of (i) 50 percent of our eligible inventory or (ii) $12 million. Our borrowing base was $30.0 million at October 1, 2004, and our availability under the revolving loan commitment was $4.1 million at October 1, 2004. For the nine months ended October 1, 2004, the weighted average annual interest rate on our long-term debt was 3.4 percent.

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

Furthermore, without prior consent of our lenders, the amended Credit Agreement limits, among other things, the payment of dividends to $.6 million, capital expenditures to $8.0 million, the incurrence of additional debt and restricts the sale of certain assets and merger or acquisition activities. We were in compliance with the above financial covenants as of October 1, 2004.

The aggregate amounts of maturities on our long-term debt are as follows:

	2004	2005	2006	2007	Total
	(In thousands)
Term portion of long-term debt	$850	$3,400	$3,400	$100	$7,750
Revolving portion of long-term debt	—	—	—	23,300	23,300

	$850	$3,400	$3,400	$23,400	$31,050

Note 5: Stock-Based Compensation

On May 4, 2004 our stockholders adopted our 2004 Value Creation Incentive Plan pursuant to which restricted stock awards have been granted to certain key executives that will vest only upon achievement of certain target average closing prices of our common stock over the 40-consecutive trading day period which ends on the third anniversary of the date of grant. The terms of the restricted stock provide that 33 percent of such shares shall vest if the 40-day average closing price of at least $13.00 but less than $14.00 is achieved, 66 percent of such shares shall vest if the 40-day average closing price of at least $14.00 but less than $15.00 is achieved, and 100 percent of such shares shall vest if the 40-day average closing price of $15.00 or greater is achieved. The restricted shares vest upon a change of control if the share price at the date of the change in control exceeds $13.00. Shares of the restricted stock are forfeited if the specified closing prices of our common stock are not met.

In addition to our newly adopted 2004 Value Creation Incentive Plan, at October 1, 2004, we had three stock compensation plans, which are described more fully in Note 9 to the consolidated financial statements and related footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2003. We account for those plans under the recognition and measurement principles of APB No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Under APB No. 25, no stock-based employee compensation cost relating to stock option awards is reflected in our net income, as all options under our plans had an exercise price equal to the market value of our common stock on their date of grant. Stock-based compensation, representing grants to non-employee directors and vesting of performance-based restricted stock awards was $0 for the quarters ended October 1, 2004 and September 26, 2003. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-based Compensation — Transition and Disclosure,” to stock-based employee compensation:

	Three Months Ended		Nine Months Ended
	October 1,	September 26,	October 1,	September 26,
	2004	2003	2004	2003
	(In thousands, except per share data)
Net income, as reported	$1,669	$697	$3,541	$991
Add: Stock-based employee compensation expense included in the determination of net income as reported, net of related tax effects	—	—	—	55
Deduct: Stock-based employee compensation (expense), including forfeitures, determined under the fair value based method for all awards, net of related tax effects	(33)	1	(43)	(128)

Pro forma net income	$1,636	$698	$3,498	$918

Earnings per share:
Basic – as reported	$0.28	$0.12	$0.59	$0.17

Basic – pro forma	$0.27	$0.12	$0.58	$0.16

Diluted – as reported	$0.27	$0.12	$0.58	$0.17

Diluted – pro forma	$0.27	$0.12	$0.57	$0.15

Note 6: Segment and Related Information

The following table presents information about our reportable segments.

For the Quarter:

	Net Sales		Pretax Income
	Three Months Ended		Three Months Ended
	October 1,	September 26,	October 1,	September 26,
	2004	2003	2004	2003
		(In thousands)
Label Products	$25,903	$25,639	$2,057	$1,544
Specialty Paper Products	41,689	44,423	1,646	1,514
Imaging Supplies	5,491	5,423	28	92
Reconciling items:
Eliminations	(963)	(1,410)	—	—
Other	—	—	(2)	(1)
Unallocated corporate expenses	—	—	(1,911)	(1,644)
Interest expense, net	—	—	(28)	(339)
Net gain on settlement/curtailment of post-retirement plans	—	—	923	—

Consolidated	$72,120	$74,075	$2,713	$1,166

For the Nine Months:

	Net Sales		Pretax Income
	Nine Months Ended		Nine Months Ended
	October 1,	September 26,	October 1,	September 26,
	2004	2003	2004	2003
		(In thousands)
Label Products	$77,668	$74,721	$5,978	$4,119
Specialty Paper Products	124,094	126,063	5,013	3,807
Imaging Supplies	17,663	17,107	45	74
Reconciling items:
Eliminations	(3,448)	(4,194)	—	—
Other	—	2	(23)	(2)
Unallocated corporate expenses	—	—	(5,531)	(5,425)
Interest expense, net	—	—	(660)	(968)
Net gain on settlement/curtailment of post-retirement plans	—	—	923	47

Consolidated	$215,977	$213,699	$5,745	$1,652

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

On October 28, 2003, the IRS completed an examination of our corporate income tax returns for the years 1998 through 2000 and issued a Notice of Proposed Adjustment which assessed additional taxes of $30,021 excluding interest. While the amount assessed is immaterial, we have filed a protest of the proposed adjustments since certain adjustments proposed by the IRS for the years 1995 through 1997 could impact the liability for the period 1998 through 2000. We are working with the IRS appeals process to resolve issues relating to the years 1998 through 2000.

We believe that we are adequately reserved for potential liabilities that could arise from the resolution of the IRS’ assessment for the years 1995 through 2000.

In August and September 1996, two individual plaintiffs filed lawsuits in the Circuit Court of Cook County, Illinois against Nashua Corporation, Cerion Technologies, Inc., certain directors and officers of Cerion, and our underwriter, on behalf of all persons who purchased the common stock of Cerion between May 24, 1996 and July 9, 1996. These two complaints were consolidated. In March 1997, the same individual plaintiffs joined by a third plaintiff filed a consolidated amended class action complaint. The amended consolidated complaint alleged that, in connection with Cerion’s initial public offering, the defendants issued materially false and misleading statements and omitted the disclosure of material facts regarding, in particular, certain significant customer relationships. In October 1997, the Circuit Court on motion by the defendants dismissed the consolidated complaint. The plaintiffs filed a second amended consolidated complaint alleging similar claims as the first consolidated complaint seeking damages and injunctive relief. On May 6, 1998, the Circuit Court, on motion by the defendants, dismissed with prejudice the second amended consolidated complaint. The plaintiffs filed with the Appellate Court an appeal of the Circuit Court’s ruling. On November 19, 1999, the Appellate Court reversed the Circuit Court’s ruling that dismissed the second amended consolidated complaint. The Appellate Court ruled that the second amended consolidated complaint represented a valid claim and sent the case back to the Circuit Court for further proceedings. On December 27, 1999, we filed a petition with the Supreme Court of Illinois. In that petition, we asked the Supreme Court of Illinois to determine whether the Circuit Court or the Appellate Court is correct. Our petition was denied and the case was sent to the Circuit Court for trial. Discovery has been completed, but no date has been set for trial and pre-trial motions. On October 8, 2003, the Circuit Court heard motions on a Summary Judgment motion and a class action certification motion. We are awaiting a decision by the Circuit Court which is expected to rule on these motions. We believe that the lawsuit is without merit and will continue to defend ourselves in this matter. We also believe that we will receive the value of our 37.1 percent ownership in the Cerion Liquidating Trust, which was valued at $.9 million on an after-tax basis at October 1, 2004. Our investment in Cerion is included under other assets in our Consolidated Balance Sheet.

On May 30, 2003, Ricoh Company, Ltd. and affiliated companies filed a suit in the U.S. District Court for the District of New Jersey against several defendants, including the largest customer of our Imaging Supplies segment and another company who is a supplier to the Imaging Supplies segment. The Complaint alleged multiple counts of patent infringement, trademark infringement, trademark counterfeiting, false advertising, and unfair competition by the defendants. On October 17, 2003, Ricoh amended the Complaint and added us as an additional co-defendant in the suit. The allegations arose from the sale and distribution of Ricoh compatible toner products. A legal answer to the Complaint was filed in December 2003, and the parties are continuing to engage in discovery. We are continuing to develop our legal position and defense in this matter. We believe we have valid defenses and intend to fully defend our company in this matter. We are cooperating with the other defendants in the defense of this matter. We believe we may have potential recourse against certain co-defendants in this matter.

We are involved in certain environmental matters and have been designated by the Environmental Protection Agency, referred to as the EPA, as a potentially responsible party for certain hazardous waste sites. In addition, we have been notified by certain state environmental agencies that some of our sites not addressed by the EPA require remedial action. These sites are in various stages of investigation and remediation. Due to the unique physical characteristics of each site, the technology employed, the extended timeframes of each remediation, the interpretation of applicable laws and regulations and the financial viability of other potential participants, our ultimate cost of remediation is difficult to estimate. Accordingly, estimates could either increase or decrease in the future due to changes in such factors. At October 1, 2004, based on the facts currently known and our prior experience with these matters, we have concluded that it is probable that site assessment, remediation and monitoring costs will be incurred. We have estimated a range for these costs of $.4 million to $1.1 million for continuing operations. These estimates could increase if other potentially responsible parties or our insurance carriers are unable or unwilling to bear their allocated share and cannot be compelled to do so. At October 1, 2004, our accrual balance relating to environmental matters was $.5 million. Based on information currently available, we believe that it is probable that the major potentially responsible parties will fully pay the costs apportioned to them. We believe that our remediation expense is not likely to have a material adverse effect on our consolidated financial position or results of operations.

We are involved in various other lawsuits, claims and inquiries, most of which are routine to the nature of our business. In the opinion of our management, the resolution of these matters will not materially affect our Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Our net sales decreased $2.0 million, or 2.7 percent, from $74.1 million to $72.1 million for the third quarter of 2004 compared to the third quarter of 2003. Our gross margin percentage increased from 18.9 percent in the third quarter of 2003 to 19.1 percent in the third quarter of 2004. Our selling and distribution expenses and administrative expenses collectively decreased from $11.8 million in the third quarter of 2003 to $11.3 million in the third quarter of 2004. All of our operating segments operated profitably during the third quarter of 2004.

Our net sales increased $2.3 million, or 1.1 percent, for the first nine months of 2004 compared to the first nine months of 2003. Our gross margin percentage increased from 18.7 percent to 19.1 percent for the first nine months of 2004 compared to the first nine months of 2003. Our selling and distribution expenses and administrative expenses collectively decreased during the first nine months of 2004 compared to the first nine months of 2003. All of our operating segments operated profitably during the first nine months of 2004.

During the third quarter of 2004 we recognized a $.9 million non-cash pre tax gain related to the transfer of the liability for retiree death benefits to Minnesota Life, a subsidiary of Securian Financial Group. As part of the transaction, Minnesota Life has assumed the liability for, and the administration of, death benefits for approximately 580 of our retirees. The agreement was effective October 1, 2004 and included a $2.4 million one-time premium payment to Minnesota Life.

Our results for the first nine months of 2004 include contributions from our strategic acquisitions of the assets of The Label Company, primarily a supplier of supermarket labels acquired in February of 2003 and a small supermarket product line acquired in November of 2003. Operating activity relating to these acquisitions are reported under our Label Products segment from the date of acquisition.

Our results for 2004 continue to be positively impacted by cost reduction measures taken during 2003.

We remain focused on profitable sales and providing our customer base with higher value products and services. We will also continue our focus on cost containment initiatives, investments that make our business more efficient and pursue technologies, such as radio frequency identification products, or RFID, which are of growing importance to our customer base. We have ordered insertion equipment for RFID inlets which is scheduled for delivery in the fourth quarter of 2004. RFID technology is the anticipated progression of barcoding due to its broader product and inventory applications. As reflected in our third quarter results, we continue to opportunistically address legacy issues.

The American Job’s Creation Act of 2004 was signed into law on October 22, 2004. The legislation provides for a deduction from qualified production income which could have the effect of decreasing our overall effective tax rate in years after 2004. The effect of domestic manufacturing deduction could require the establishment of a valuation allowance against tax assets.

Consolidated Results of Operations

	Third Quarter	Third Quarter	First Nine Months	First Nine Months
	2004	2003	2004	2003
		(in millions)
Net sales	$72.1	$74.1	$216.0	$213.7
Gross margin %	19.1%	18.9%	19.1%	18.7%
Selling and distribution expenses	$6.0	$6.5	$18.6	$20.2
General and administrative expenses	$5.3	$5.3	$15.2	$15.1
Research and development expenses	$.5	$.6	$1.6	$1.9
Net gain on settlement/curtailment of postretirement benefits	$(.9)	—	$(.9)	$(.1)
Other	$.1	$.1	$.4	$.2
Interest expense, net	$.1	$.3	$.7	$1.0
Income before income taxes	$2.7	$1.2	$5.7	$1.7
Net income	$1.7	$.7	$3.5	$1.0
Depreciation and amortization	$2.0	$2.0	$5.9	$5.9
Investment in plant and equipment	$1.9	$1.0	$3.7	$3.3

Our net sales decreased $2.0 million for the third quarter of 2004 and increased $2.3 million for the first nine months of 2004 when compared to the prior year periods. Decreases in our Specialty Paper Products segment were partially offset by increases in our Label Products and Imaging Supplies segments during the third quarter of 2004. The net sales increase for the first nine months of 2004 was attributable to increased sales in our Label Products and Imaging Supplies segment which were partially offset by sales decreases in our Specialty Paper Products segment.

Our gross margin percentage increased .2 percent for the third quarter of 2004 and increased .4 percent for the first nine months of 2004. The gross margin percentage increase in our Label Products segment more than offset percentage decreases in our Specialty Paper Products and Imaging Supplies segments during the third quarter. Increases in the gross margin percent in our Label Products segment more than offset the decreased margin in our Specialty Paper Products and Imaging Supplies segments during the first nine months of 2004.

Selling and distribution expenses decreased $.5 million during the third quarter of 2004 and $1.6 million for the first nine months of 2004 when compared to the prior year periods. The decreases were primarily due to lower selling expenses in our Label Products and Specialty Paper Products segments partially offset by slightly higher costs in our Imaging Supplies segment. As a percent of sales, selling and distribution expenses decreased from 9.5 percent in the first nine months of 2003 to 8.6 percent in the first nine months of 2004.

General and administrative expenses remained unchanged for the third quarter of 2004 and increased $.1 million for the first nine months of 2004 when compared to the prior year period. While general and administrative expenses remained unchanged during the third quarter of 2004, the overall costs were impacted by increased employee incentive expenses which were offset by cost containment efforts. During the third quarter of 2004 our unallocated corporate expenses increased $.3 million as a result of the employee incentive expenses and increased directors’ fees connected with a cash payment in lieu of a grant of stock options. The increase in general and administrative expenses for the first nine months of 2004 were also impacted by increased employee incentive expenses. Our unallocated corporate expenses increased in the first nine months of 2004 primarily due to the increased employee incentive expenses and increased director fees mainly as a result of a cash payment in lieu of a grant of stock options. As a percent of net sales, general and administrative expenses remained unchanged at 7.1 percent for both the first nine months of 2003 and 2004.

Research and development expenses decreased $.1 million for the third quarter of 2004, and $.3 million for the first nine months of 2004 when compared to the prior year periods primarily due to lower expenses in our Specialty Paper Products and Imaging Supplies segments.

Our pretax income increased $1.5 million for the third quarter of 2004 and $4.0 million for the first nine months of 2004 when compared to the prior year period. The increase in the third quarter of 2004 was primarily attributable to slightly higher gross margin percentage, lower selling and distribution expenses, the $.9 million net gain on the settlement of postretirement benefits related to retiree death benefits, and $.3 million of interest income from the Internal Revenue Service relating to a 1993 interest matter. The increase in pretax income for the first nine months of 2004 was due to higher sales volume, higher margins, lower selling and distribution expenses, lower research and development expenses, the pretax gain on the settlement of postretirement death benefits and interest income from the Internal Revenue Service related to the resolution of the 1993 interest matter, partially offset by slightly higher general and administrative expenses, all as discussed above.

The estimated annual effective income tax rate was approximately 39 percent for the third quarter and first nine months of 2004 and 40 percent for the third quarter and first nine months of 2003. The estimated rates were higher than the U.S. statutory rate principally due to the impact of state income taxes.

Net income for the third quarter of 2004 was $1.7 million, or $.28 per share, compared to $.7 million, or $.12 per share for the third quarter of 2003. Net income for the first nine months of 2004 was $3.5 million, or $.59 per share, compared to $1.0 million, or $.17 per share in the prior year period.

Results of Operations by Reportable Segment

Label Products Segment

	Third Quarter	Third Quarter	First Nine Months	First Nine Months
	2004	2003	2004	2003
	(in millions)
Net sales	$25.9	$25.6	$77.7	$74.7
Gross margin %	19.3%	17.2%	18.5%	16.6%
Selling and distribution expenses	$1.5	$1.7	$4.7	$5.4
General and administrative expenses	$1.3	$1.1	$3.3	$2.9
Other	$.1	$.1	$.4	$0
Income from operations before income taxes	$2.1	$1.5	$6.0	$4.1
Depreciation and amortization	$.6	$.6	$1.9	$1.8
Investment in plant and equipment	$.8	$.3	$1.4	$1.6

Net sales for our Label Products segment were $25.9 million for the third quarter of 2004 compared to $25.6 million for the third quarter of 2003. Net sales were $77.7 million for the first nine months of 2004 compared to $74.7 million for the first nine months of 2003.

•	The $.3 million, or 1.2 percent net sales increase in the third quarter of 2004 resulted mainly from $1.5 million in increased automatic identification product line sales, mainly offset by $.5 million in lower EDP product line sales, $.4 million in lower supermarket scale product line sales and $.4 million in lower retail shelf product line sales.

•	The $3.0 million, or 4.0 percent increase in the first nine months of 2004 primarily resulted from a $2.9 million increase in automatic identification product line sales and a $1.4 million increase in supermarket scale product line sales, partially offset by a $.9 million sales decline in our EDP product line and a $.4 million decline in other product lines sales. The increase in automatic identification label sales resulted primarily from incremental business gained from a major customer. The increased sales for the first nine months in our supermarket scale product line is primarily a result of $1.0 million of incremental sales from the acquisition of the assets of The Label Company on February 7, 2003.

Our Label Products segment gross margin percentage increased from 17.2 percent for the third quarter of 2003 to 19.3 percent for the third quarter of 2004. The gross margin percentage increased from 16.6 percent for the first nine months of 2003 to 18.5 percent for the first nine months of 2004. The increase in the gross margin percentage was primarily related to lower thermal related raw material costs and improved manufacturing performance partially through the successful implementation of manufacturing equipment. Gross margin for our Label Products segment increased $.6 million for the third quarter of 2004 and $2.0 million for the first nine months of 2004.

Selling and distribution expenses for our Label Products segment declined $.2 million in the third quarter of 2004 and $.7 million for the first nine months of 2004. As a percentage of sales, selling and distribution expenses declined to 6.0 percent for the first nine months of 2004 compared to 7.2 percent for the first nine months of 2003. The decrease in the third quarter expense was mainly due to headcount reductions which occurred in the fourth quarter of 2003. The decrease for the first nine months of 2004 was primarily due to the headcount reductions as well as bad debt recoveries, which offset higher freight and commission expenses due to increased sales volume and an increase in freight rates.

General and administrative expenses for our Label Products segment increased $.2 million in the third quarter of 2004 and $.4 million for the first nine months of 2004. As a percentage of sales, general and administrative expenses increased from 3.9 percent for the first nine months of 2003 to 4.2 percent for the first nine months of 2004. The increases in the third quarter and first nine months of 2004 compared to last year’s periods were both primarily due to increased employee incentive expenses.

The pretax income for our Label Products segment increased $.6 million in the third quarter of 2004 and $1.9 million for the first nine months of 2004. The improvement in pretax income for this segment was mainly attributable to increased sales, improved margins and the containment of selling expenses.

Specialty Paper Products Segment

	Third Quarter	Third Quarter	First Nine Months	First Nine Months
	2004	2003	2004	2003
	(in millions)
Net sales	$41.7	$44.4	$124.1	$126.1
Gross margin %	18.5%	19.3%	19.2%	19.3%
Selling and distribution expenses	$4.1	$4.4	$12.9	$13.6
General and administrative expenses	$1.8	$2.3	$5.3	$6.0
Research and development expenses	$.2	$.2	$.6	$.7
Other	$0	$.2	$0	$.2
Income from operations before income taxes	$1.6	$1.5	$5.0	$3.8
Depreciation and amortization	$.9	$1.0	$2.7	$2.8
Investment in plant and equipment	$1.0	$.4	$1.9	$.9

Net Sales for our Specialty Paper Products segment were $41.7 million for the third quarter of 2004 compared to $44.4 million for the third quarter of 2003. Net sales were $124.1 million for the first nine months of 2004 compared to $126.1 million for the first nine months of 2003. During the third quarter of 2003, we exited the cut sheet paper and transparencies business.

•	The $2.7 million, or 6.1 percent decrease in sales in the third quarter of 2004 was primarily related to decreases of $2.6 million in our retail product line, $1.3 million in our cut-sheet paper and transparencies product line exited in 2003, $1.0 million in our thermal ticket and tag product line, $1.0 million in thermal products for label conversion applications and $.4 million in other product lines. The sales decreases were partially offset by sales increases of $2.1 million in our wide-format product line and $1.5 million of thermal products used for financial receipts and fraud prevention products.

•	The 2.0 million, or 1.6 percent decrease in sales in the first nine months of 2004 was primarily due to sales decreases of $3.9 million in our retail products line, $3.2 million in our thermal ticket and tag product line, $3.2 million in our cut-sheet paper and transparencies product line exited in 2003, $.9 million in our heat seal product line, $.9 million in our dry gum product line, $.8 million in our thermal products for label conversion applications and $.6 million in miscellaneous other product lines. These sales decreases more than offset sales increases of $6.7 million in our wide-format product line and $4.8 million in our thermal product line for point-of-sale (POS), financial receipt and fraud prevention products. As mentioned above, the decrease in our cut-sheet paper and transparencies product line sales was related to our decision to exit the low margin business in the third quarter of 2003. The continued shift in printing technologies in point-of-sale (POS) equipment from impact to thermal printers and price increases due to the partial pass through of increased raw material cost resulted in the increased sales of our thermal POS products. The increase in our wide-format products resulted from new customer business. The decrease in retail sales was primarily due to the temporary loss of a major customer which returned in the fourth quarter of 2004. Heat seal and dry gum are mature product lines which continue to decline due to technology changes. The decrease in the thermal ticket and tag products results from the loss of airline ticket business.

Our Specialty Paper Products segment gross margin percentage decreased from 19.3 percent in the third quarter of 2003 to 18.5 percent in the third quarter of 2004. The gross margin percentage decreased to 19.2 percent for the first nine months of 2004 compared to 19.3 percent for the first nine months of 2003. Gross margin decreased $.9 million in the third quarter of 2004 and decreased $.6 million for the first nine months of 2004.

•	The decrease in the margin percentage in the third quarter of 2004 was primarily attributable to sales declines in the higher margin heat seal and dry gum product lines, lower absorption of production costs in our paper coating operations due to lower production volumes and the delay in passing through raw material price increases to certain customers.

•	The decrease in the margin percentage for the first nine months of 2004 was due primarily to lower absorption of production costs due to lower production volume in our paper coating operation, sales declines in the higher margin heat seal and dry gum product lines, and the decrease in margins associated with competitive pricing related to thermal product for label applications.

Selling and distribution expenses for our Specialty Paper Products segment decreased $.3 million for the third quarter of 2004 and $.7 million for the first nine months of 2004. As a percentage of sales, selling and distribution expenses decreased to 10.4 percent for the first nine months of 2004 from 10.8 percent for the first nine months of 2003. The decrease for both the third quarter and first nine months of 2004 was driven primarily by prior year headcount reductions partially offset by increased distribution expenses due to higher freight cost and the increase in our wide-format product line sales which carry a higher freight and warehousing cost structure in order to service customers on a timely delivery basis.

General and administrative expenses for our Specialty Paper Products segment decreased $.5 million in the third quarter of 2004 and $.7 million in the first nine months of 2004. As a percentage of sales, general and administrative expenses decreased from 4.8 percent for the first nine months of 2003 to 4.3 percent for the first nine months of 2004. The decrease for both the third quarter and first nine months of 2004 is mainly attributable to headcount reductions, which occurred in 2003.

Research and development expenses remained unchanged in the third quarter of 2004 and decreased $.1 million for the first nine months of 2004.

The pretax income increased $.1 million for the third quarter of 2004 and $1.2 million for the first nine months of 2004. The improved performance is due mainly to cost containment which offset the impact of lower sales.

Imaging Supplies Segment

	Third Quarter	Third Quarter	First Nine Months	First Nine Months
	2004	2003	2004	2003
	(in millions)
Net sales	$5.5	$5.4	$17.7	$17.1
Gross margin %	19.3%	19.4%	18.2%	19.1%
Selling and distribution expenses	$.4	$.3	$1.1	$1.3
General and administrative expenses	$.3	$.3	$1.1	$.8
Research and development expenses	$.3	$.4	$1.0	$1.2
Income (loss) from operations before income taxes	$0	$.1	$0	$.1
Depreciation and amortization	$.3	$.3	$1.0	$1.0
Investment in plant and equipment	$.1	$.1	$.3	$.3

Net sales for our Imaging Supplies segment were $5.5 million for the third quarter of 2004 compared to $5.4 million in the third quarter of 2003. Net sales were $17.7 million for the first nine months of 2004 compared to $17.1 million for the first nine months of 2003.

•	The $.1 million, or 1.2 percent increase in sales in the third quarter of 2004 resulted from higher sales of Ricoh and Océ compatible toners, partially offset by lower sales of Xerox compatible high-speed toners. The higher Ricoh compatible toner sales in the third quarter of 2004 resulted mainly from new product sales.

•	The $.6 million, or 3.5 percent increase in sales in the first nine months of 2004 resulted from higher sales of Ricoh, Océ and IBM compatible toners, partially offset by lower sales of Xerox compatible high speed toners.

Our Imaging Supplies segment gross margin percentage decreased from 19.4 percent in the third quarter of 2003 to 19.3 percent in the third quarter of 2004. The gross margin decreased to 18.2 percent for the first nine months of 2004 from 19.1 percent for the first nine months of 2003. The decrease in the gross margin percentages for both the third quarter and first nine months of 2004 was driven mainly by the alteration in mix of products sold.

Selling and distribution expenses for our Imaging Supplies segment remained unchanged for the third quarters of 2004 and 2003. Selling and distribution expenses decreased $.2 million to $1.1 million in the first nine months of 2004 compared to $1.3 million for the first nine months of 2003. As a percentage of sales, selling and distribution expenses decreased from 7.3 percent for the first nine months of 2003 to 6.0 percent for the first nine months of 2004. The decrease for the first nine months of 2004 was primarily driven by headcount reductions as well as lower distribution costs due to lower sales to customers in distribution channels for which we pay the freight.

General and administrative expenses for our Imaging Supplies segment remained unchanged in the third quarter of 2004 and increased $.3 million for the first nine months of 2004. As a percentage of sales, general and administrative expenses increased from 4.5 percent for the first nine months of 2003 to 6.2 percent for the first nine months of 2004. The increase in general and administrative expenses was primarily due to higher legal expenses related to the Ricoh lawsuit.

Research and development expenses decreased $.1 million for the third quarter of 2004 and $.2 million for the first nine months of 2004.

Pretax income was $28,000 for the third quarter of 2004 compared to pretax income of $92,000 for the third quarter of 2003. Pretax income was $45,000 for the first nine months of 2004 compared to pretax income of $74,000 for the first nine months of 2003.

Liquidity, Capital Resources and Financial Condition

Cash and cash equivalents of $1.2 million remained unchanged at October 1, 2004, compared to December 31, 2003. Cash invested in plant and equipment of $3.7 million and cash used for the purchase of death benefit premiums for retirees of $2.4 million was offset by cash provided by financing activity of $4.1 million, cash received for the surrender of our retired executive life insurance policies of $1.1 million (replaced with term policies), and cash provided by other operating activities of $.9 million.

Cash flow provided by operations in the first nine months of 2004 included a $10.7 million increase in net working capital, which resulted from a $1.4 million decrease in accounts payable, a $3.5 million increase in inventory, a $2.1 million decrease in accrued expenses and a $3.8 million increase in accounts receivable slightly offset by a $.1 million decrease in other current assets.

We are party to a Credit Agreement, dated March 1, 2002, with LaSalle Bank, NA as Agent and Issuing Bank and Fleet National Bank that, as amended, consists of a term loan of $15 million and a revolving loan commitment of $30 million and that requires us to maintain certain financial covenants such as total funded debt to adjusted earnings before interest, income taxes, depreciation and amortization, also known as adjusted EBITDA, and a fixed charge coverage ratio. Borrowings under the Credit Agreement are collateralized by a security interest in our accounts receivable, inventories, certain machinery and equipment and real estate located in Merrimack, New Hampshire. We had $4.1 million of additional borrowing capacity at October 1, 2004 under our revolving loan commitment. We had $2.6 million of obligations under standby letters of credit with the banks which are included in our bank debt when calculating our borrowing capacity. We entered into a first amendment to the Credit Agreement, effective July 15, 2003, to increase the term loan under the Credit Agreement from $10 million to $15 million and to adjust the terms of the quarterly interest payments. We entered into a second amendment to the Credit Agreement, effective July 24, 2003, to waive our non-compliance with the funded debt to EBITDA ratio and the minimum EBITDA financial covenants for the quarter ended June 27, 2003. We entered into a third amendment to the Credit Agreement, effective September 25, 2003, to replace the minimum EBITDA covenant with a minimum adjusted EBITDA covenant, and we entered into a consent and fourth amendment to the Credit Agreement, effective December 30, 2003, adding the provision to the funded debt to EBITDA ratio, for the computation period ended December 31, 2003 only, to be computed as the funded debt to adjusted EBITDA ratio.

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

We were in compliance with the financial covenants required under the amended Credit Agreement and our compliance for the quarter ended October 1, 2004, is as follows:

October 1, 2004
Covenant		Requirement	Compliance
•	Maintain a fixed charged coverage ratio of not less than:	1.1 to 1.0	2.2 to 1.0
•	Maintain a funded debt to adjusted EBITDA ratio of less than:	2.75 to 1.0	2.19 to 1.0

     Pursuant to our amended credit agreement, our minimum payment obligations relating to long-term debt are as follows:

	2004	2005	2006	2007	Total
	(In thousands)
Term portion of long-term debt	$850	$3,400	$3,400	$100	$7,750
Revolving portion of long-term debt	—	—	—	23,300	23,300

	$850	$3,400	$3,400	$23,400	$31,050

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 4. CONTROLS AND PROCEDURES

Our company’s management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of October 1, 2004. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of October 1, 2004, our disclosure controls and procedures were (1) designed to ensure that material information relating to our company, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended October 1, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In August and September 1996, two individual plaintiffs filed lawsuits in the Circuit Court of Cook County, Illinois against us, Cerion Technologies, Inc., certain directors and officers of Cerion, and our underwriter, on behalf of all persons who purchased the common stock of Cerion between May 24, 1996 and July 9, 1996. These two complaints were consolidated. In March 1997, the same individual plaintiffs joined by a third plaintiff filed a Consolidated amended class action complaint. The amended consolidated complaint alleged that, in connection with Cerion’s initial public offering, the defendants issued materially false and misleading statements and omitted the disclosure of material facts regarding, in particular, certain significant customer relationships. In October 1997, the Circuit Court on motion by the defendants, dismissed the consolidated complaint. The plaintiffs filed a second amended consolidated complaint alleging similar claims as the first consolidated complaint seeking damages and injunctive relief. On May 6, 1998, the Circuit Court, on motion by the defendants, dismissed with prejudice the second amended consolidated complaint. The plaintiffs filed with the Appellate Court an appeal of the Circuit Court’s ruling. On November 19, 1999, the Appellate Court reversed the Circuit Court’s ruling that dismissed the second amended consolidated complaint. The Appellate Court ruled that the second amended consolidated complaint represented a valid claim and sent the case back to the Circuit Court for further proceedings. On December 27, 1999, we filed a petition with the Supreme Court of Illinois. In that petition, we asked the Supreme Court of Illinois to determine whether the Circuit Court or the Appellate Court is correct. Our petition was denied and the case was sent to the Circuit Court for trial. Discovery has been completed, but no date has been set for trial and pre-trial motions. On October 8, 2003, the Circuit Court heard motions on a Summary Judgment motion and a class action certification motion. We are awaiting a decision by the Circuit Court which is expected to rule on these motions at any time. We believe that the lawsuit is without merit and will continue to defend ourselves in this matter. We also believe that we will receive the value of our 37.1 percent ownership in the Cerion Liquidating Trust, which our ownership was valued at $.9 million on an after-tax basis at October 1, 2004. Our investment in Cerion is included under other assets in our Consolidated Balance Sheet.

On May 30, 2003, Ricoh Company, Ltd. and affiliated companies filed a suit in the U.S. District Court for the District of New Jersey against several defendants, including the largest customer of our Imaging Supplies segment and another company who is a supplier to the Imaging Supplies segment. The Complaint alleged multiple counts of patent infringement, trademark infringement, trademark counterfeiting, false advertising, and unfair competition by the defendants. On October 17, 2003, Ricoh amended the Complaint and added us as an additional co-defendant in the suit. The allegations arose from the sale and distribution of Ricoh compatible toner products. A legal answer to the Complaint was filed in December 2003, and the parties are continuing to engage in discovery. We are continuing to develop our legal position and defense in this matter. We believe we have valid defenses and intend to fully defend our company in this matter. We are cooperating with the other defendants in the defense of this matter. We believe we may have potential recourse against certain co-defendants in this matter.

We are involved in various other lawsuits, claims and inquiries, most of which are routine to the nature of our business. In the opinion of our management, the resolution of these matters will not materially affect us.

ITEM 5. OTHER INFORMATION

Annual Meeting of Shareholders

An annual shareholders’ meeting is scheduled to be held on Wednesday, May 4, 2005, at the Corporation’s offices at 11 Trafalgar Square, 2nd Floor, Nashua, New Hampshire at 4:00 p.m.

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

ITEM 6. EXHIBITS

4.1	Credit Agreement, dated March 1, 2002, by and among Nashua Corporation, Fleet National Bank and LaSalle Bank National Association. Incorporated by reference to our Current Report on Form 8-K dated March 1, 2002.

4.2	First Amendment to the Credit Agreement, dated as of July 15, 2003, by and among Nashua Corporation, Fleet National Bank and LaSalle Bank National Association. Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 27, 2003.

4.3	Waiver and Second Amendment to Credit Agreement, dated as of July 24, 2003, by and among Nashua Corporation, Fleet National Bank and LaSalle Bank National Association. Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 27, 2003.

4.4	Third Amendment to Credit Agreement, dated as of September 25, 2003, by and among Nashua Corporation, Fleet National Bank and LaSalle Bank National Association. Incorporated by reference to our Quarterly Report on Form 10Q for the quarter ended September 26, 2003.

4.5	Fourth Amendment to Credit Agreement, dated as of December 30, 2003, by and among Nashua Corporation, Fleet National Bank and LaSalle Bank National Association. Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2003.

4.6	Fifth Amendment to Credit Agreement, dated as of March 31, 2004, by and among Nashua Corporation, Fleet National Bank and LaSalle Bank National Association. Incorporated by reference to our Current Report on Form 8-K dated March 31, 2004 and filed April 2, 2004.

31.1*	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certificate of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certificate of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* -	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NASHUA CORPORATION

(Registrant)

Date: November 5, 2004	By:	/s/ John L. Patenaude

John L. Patenaude
Vice President-Finance and
Chief Financial Officer
(principal financial and duly authorized officer)