Form 10-K
period 2004-12-31
NASHUA CORP
filed 2005-03-18
CIK 69680

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission file number 1-05492
NASHUA CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Massachusetts	02-0170100
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

11 Trafalgar Square, Suite 201 Nashua, New Hampshire (Address of Principal Executive Offices)	03063 (Zip Code)
Registrant’s telephone number, including area code:
(603) 880-2323
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $1.00	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None
      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☐          No ☑
      As of July 2, 2004, the aggregate market value of the registrant’s voting stock held by non-affiliates was approximately $35,951,251. As of March 1, 2005, the number of shares outstanding of the registrant’s Common Stock was 6,216,334.
DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders of the registrant to be held on May 4, 2005 are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1.	Business
General
      Nashua Corporation is a manufacturer, converter and marketer of labels, specialty papers and imaging products. Our primary products include thermal and other coated papers, wide-format papers, pressure-sensitive labels and tags, transaction and financial receipts and toners and developers for use in certain photocopiers.
      Our company was incorporated in Massachusetts in 1904. We changed our state of incorporation to Delaware in 1957 and back to Massachusetts in 2002. Our principal executive offices are located at 11 Trafalgar Square, Nashua, New Hampshire 03063, and our telephone number is (603) 880-2323. Our Internet address is www.nashua.com. Copies of our Exchange Act reports can be accessed from our website. We are subject to the informational requirements of the Exchange Act, and, accordingly, file reports, proxy statements and other information with the Securities and Exchange Commission. Such reports, proxy statements and other information can be read and copied at the public reference facilities maintained by the Securities and Exchange Commission at the Public Reference Room, 450 Fifth Street, NW, Washington, D.C. 20549. Information regarding the operation of the Public Reference Room may be obtained by calling the Securities and Exchange Commission at 1-800-SEC-0330. The Securities and Exchange Commission maintains a website (http://www.sec.gov) that contains material regarding issuers that file electronically with the Securities and Exchange Commission. References in this Form 10-K to “us,” “we,” “ours,” the “company” or to “Nashua” refer to Nashua Corporation and our consolidated subsidiaries, unless the context requires otherwise.
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
      Nashua pressure-sensitive labels and tags are used for supermarket scales, retail shelf tags, inventory control, tracking, automatic identification, event tickets and address labels. We are a major supplier of labels to the supermarket industry and our labels are also used for such applications as retail shelf, ticket media, transportation, automatic data collection (barcode), mailer/package distribution and pharmaceutical and prescription fulfillment. The label industry is price-sensitive and competitive and includes competitors such as Moore-Wallace, a division of R. R. Donnelly and Sons, Hobart Corporation and Corporate Express, as well as numerous regional converters.
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
      During the third quarter of 2001, we discontinued our lamination business within our Label Products segment. In connection with this discontinuance, we entered into a supply agreement for laminated and coated products with The Fasson Roll North America division of Avery Dennison that committed us to purchase a significant portion of the laminated materials from them through December 31, 2005. If we fail to meet the minimum purchase volumes specified in the agreements, we will be subject to financial penalties. We acquired the required quantities and were in compliance with the requirements of the agreement for 2004.
Specialty Paper Products Segment
      Our Specialty Paper Products segment coats, converts, prints and sells papers and films. Products include: thermal papers, dry-gummed papers, heat seal papers, wide-format media papers, carbonless papers, small rolls, financial receipts, retail consumer products and ribbons.
      Thermal papers develop an image upon contact with either a heated stylus or a thermal print head. Thermal papers are used in point-of-sale printers, package identification systems, gaming and airline ticketing systems, medical and industrial recording charts and for conversion to labels. We coat and sell large roll thermal papers primarily to printers, laminators and converters. Competitors in the large roll thermal papers market include companies such as Appleton Papers, Inc. and Ricoh Corporation, as well as other manufacturers in the United States, Asia and Europe.
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
      Small rolls of bond, carbonless and thermal papers are used for such applications as point-of-sale receipts for cash registers and credit card verification, financial receipts for ATM, teller systems and check processing, adding machine papers, and self-service applications, such as gas station pay-at-the-pump, casino/gambling and thermal facsimile for thermal fax printers. We sell converted small rolls to fine paper merchants, paper distributors, superstores, warehouse clubs, resellers and end-users. Small roll brands include Perfect Print and IBM. Our major competitors in the small roll market include NCR Corporation, Paper Systems, Inc. and Moore-Wallace, a division of R. R. Donnelly and Sons.
      Wide-format media papers are premium quality papers untreated or treated with either resin or non-resin coatings. We sell wide-format media papers to merchants, resellers, print-for-pay retailers and end-

users for use in graphic applications, signs, engineering drawings, posters and for the reproduction of original copies. Our primary competitor in the wide-format papers market is Océ N.V.
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
      Several of the products in our Specialty Paper Products segment are in mature and declining markets. These include our dry-gummed papers, heat seal papers, bond papers and carbonless papers. Future sales and profitability for these product lines depend on our ability to maintain current prices and retain and increase our market share in these declining markets. We believe the market for thermal and wide-format papers will continue to grow in the foreseeable future.
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

Information About Major Customers
      We have one group of customers under common control that represents more than ten percent of our consolidated revenues. Combined sales to Wal-Mart and Sam’s Club totaled $33.1 million in 2004, or approximately 11 percent of our total sales in 2004, comprised of sales of $20.5 million for our Specialty Paper Products segment and $12.6 million for our Label Products segment. While no other customer represented ten percent of our consolidated revenues, each of our segments has significant customers. The loss of a significant customer could have a material adverse effect on us or our segments.
Development of New Products
      Our success depends in part on our ability to continue developing and marketing new products. There can be no assurance that we will be able to develop and introduce new products in a timely manner or that new products, if developed, will achieve market acceptance. Additionally, our future growth depends on our ability to penetrate new markets and to sell our products at times through alternative channels of distribution. There can be no assurance that the markets currently being served by us will continue to grow, that our existing and new products will meet the requirements of the markets in which we operate, that our products will achieve customer acceptance, that our competitors will not force prices to an unacceptably low level or take market share from us, or that we can achieve or maintain profits in the markets in which we operate.
Intellectual Property
      Our ability to compete may be affected by our ability to protect our proprietary information, as well as our ability to design products outside the scope of our competitors’ intellectual property rights. We hold a limited number of U.S. and foreign patents, of which two are related to our Label Products segment, 13 are related to our Specialty Paper Products segment and six are related to our Imaging Supplies segment, expiring in various years between 2005 and 2021. There can be no assurance that our patents will provide meaningful protection, nor can there be any assurance that third parties will not assert infringement claims against us or our customers in the future. If one of our products was ruled to be in violation of a competitor’s intellectual property rights, we could be required to expend significant resources to develop non-infringing alternatives or to obtain required licenses. There can be no assurance that we could successfully develop commercially viable alternatives or that we could obtain necessary licenses. Additionally, litigation relating to infringement claims could be lengthy or costly and could have an adverse material effect on our financial condition or results of operations regardless of the outcome of the litigation.
Manufacturing Operations
      We operate manufacturing facilities in the following locations:

•	Nashua, New Hampshire

•	Merrimack, New Hampshire

•	Omaha, Nebraska

•	Jefferson City, Tennessee

•	Morristown, Tennessee

•	Vernon, California

•	St. Louis, Missouri
      Our New Hampshire, Nebraska and California facilities are unionized. We completed multi-year labor negotiations for our New Hampshire and Nebraska sites during 2002 and our California site during

2005. More information regarding the operating segments and principal products produced at each location can be found below in Item 2 of Part I of this Form 10-K. There can be no assurance that future operating results will not be adversely affected by changes in either our or market labor wage rates or productivity.
Research and Development
      Our research and development efforts have been instrumental in the development of many of our products. We direct our research efforts primarily toward developing new products and processes and improving product performance, often in collaboration with customers. Our research and development efforts are focused primarily on new thermal coating applications for our Specialty Paper and Label Products segments and new toner and developer formulations and toner cartridge designs for our Imaging Supplies segment. Our research and development expenditures were $2.1 million in 2004, $2.5 million in 2003 and $3.1 million in 2002.
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
      Our expenditures for compliance with environmental laws and regulations were $.1 million in 2004, $.4 million in 2003 and approximately $1.0 million per year in the previous three years. Additionally, for sites which we have received notification of the need to remediate, we have assessed our potential liability and have established a reserve for estimated costs associated with the remediation. At December 31, 2004, our reserves for potential environmental liabilities were $.4 million for continuing operations. However, liability of potentially responsible parties under CERCLA and RCRA is joint and several, and actual remediation expenses at sites where we are a potentially responsible party could either exceed or be below our current estimates. We believe, based on the facts currently known to us, our insurance coverage and the environmental reserve recorded, that our estimated remediation expense and on-going costs of compliance with environmental laws and regulations are not likely to have a material adverse effect on our consolidated financial position, results of operations, capital expenditures or our competitive place in the market.

Executive Officers
      Listed below are our executive officers as of March 1, 2005. No family relationships exist among our executive officers.

Name	Age	Position

Andrew B. Albert	59	Chairman, President and Chief Executive Officer
John L. Patenaude	55	Vice President — Finance, Chief Financial Officer and Treasurer
Margaret S. Adams	49	Vice President, Chief Information Officer and President of the Converted Paper Division
Robert S. Amrein	50	Vice President, General Counsel and Clerk/Secretary
Margaret M. Callan	38	Corporate Controller and Chief Accounting Officer
Donna J. DiGiovine	43	Vice President, President of the Toner Products Division and the Coated Paper Division
Thomas R. Pagel	48	Vice President, President of the Label Products Division
      Mr. Albert has been our Chairman of the Board, President and Chief Executive Officer since December 2000. He became our President and Chief Operating Officer in April 2000 when we completed our acquisition of Rittenhouse Paper Company. Prior to joining us, Mr. Albert served as Chairman and Chief Executive Officer of Rittenhouse Paper Company.
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
      Mr. Amrein has been one of our Vice Presidents, General Counsel and Clerk/ Secretary since December 2000 and was Vice President — Human Resources from May 2002 to November 2004. Prior to joining Nashua, he served as Chief Legal Counsel for M/ A-Com, Inc. from 1997 to 2000 and as General Counsel and Corporate Secretary of Schneider Automation from 1988 to 1997.
      Ms. Callan has been our Corporate Controller and Chief Accounting Officer since May 2003. She served as our Director of Strategic Planning and Analysis from January 2001 to May 2003 and our Director of External Reporting from November 1998 to January 2001.
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

Employees
      We had 906 full-time employees at February 10, 2005. Approximately 274 of our employees are members of one of several unions, principally the Paper, Allied Industrial, Chemical and Energy Workers International Union. We believe our employee relations are satisfactory.
      Our significant labor agreements include:

	Approximate #
	of Employees
Union	Covered	Location	Expiration Date

Paper, Allied Industrial, Chemical and Energy Workers International Union	103	Omaha, NE	March 31, 2007
Paper, Allied Industrial, Chemical and Energy Workers International Union	120	Merrimack, NH	April 2, 2006
United Commercial Food Workers Union	43	Vernon, CA	March 5, 2008
Other	8	Merrimack, NH	April 2, 2006
Forward-Looking and Cautionary Statements
      Information we provide in this Form 10-K may contain forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995. We may also make forward-looking statements in other reports we file with the Securities and Exchange Commission, in materials we deliver to stockholders and in our press releases. In addition, our representatives may, from time to time, make oral forward-looking statements. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that is not directly related to historical or current fact. Words such as “anticipate,” “believe,” “can,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “should,” “will” and similar expressions are intended to identify such forward-looking statements. Forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from those anticipated. Such risks and uncertainties include, but are not limited to, our future capital needs, stock market conditions, the price of our stock, fluctuations in customer demand, intensity of competition from other vendors, timing and acceptance of our new product introductions, general economic and industry conditions, delays or difficulties in programs designed to increase sales and improve profitability, the settlement of tax issues, the possibility of a final award of material damages in our pending litigation and other risks detailed in this Form 10-K and our other filings with the Securities and Exchange Commission. We assume no obligation to update the information contained in this Form 10-K or to revise our forward-looking statements.
Risk Factors
      The following important factors, among others, could cause our actual operating results to differ materially from those indicated or suggested by forward-looking statements made in this Form 10-K or presented elsewhere by management from time to time.

We face significant competition.
      The markets for our products are highly competitive, and our ability to effectively compete in those markets is critical to our future success. Our future performance and market position depend on a number of factors, including our ability to react to competitive pricing pressures, our ability to lower manufacturing costs and consolidate production facilities, our ability to introduce new value added products and services to the market and our ability to react to the commoditization of products. Our performance could also be impacted by external factors, such as:

•	increasing pricing pressures from competitors in the markets for our products;

•	a faster decline than anticipated in the more mature, higher margin product lines, such as heat seal and dry gum products, due to changing technologies;

•	our ability to pass on raw material price increases to customers; and

•	our ability to capture market share in the radio frequency identification label market.
      Our Imaging Supplies and Specialty Paper Products segments operate in New Hampshire, which has relatively higher labor and utility costs compared to other parts of the United States where some of our competitors are located or operate. Some of our competitors may be larger in size or scope than we are, which may allow them to achieve greater economies of scale on a global basis or allow them to better withstand periods of declining prices and adverse operating conditions.
      In addition, there has been an increasing trend among our customers towards consolidation. With fewer customers in the market for our products, the strength of our negotiating position with these customers could be weakened, which could have an adverse effect on our pricing, margins and profitability.

Increases in raw material costs or the unavailability of raw materials may adversely affect our profitability.
      We depend on outside suppliers for most of the raw materials used in our business. Although we believe that adequate supplies of the raw materials we use are available, any significant decrease in supplies, or any increase in costs or a greater increase in delivery costs for these materials could result in a decrease in our margins, which would harm our financial condition. For example, our Specialty Paper Products and Label Products segments are impacted by the economic conditions and the plant capacity dynamics within the paper industry. In general, the availability and pricing of commodity paper such as uncoated face sheet is affected by the capacity of the paper mills producing the products. During 2004, we believe paper manufacturers were operating at an increased rate of capacity, which caused increases in the costs of the raw materials used in our business. Further increases in the level at which paper manufacturers, or other producers of the raw materials we use in our business, operate could cause increases in the costs of raw materials, which could harm our financial condition.
      We have historically been able to pass on significant raw material cost increases through price increases to our customers. Nonetheless, our results of operations for individual quarters can and have been negatively impacted by delays between the time of raw material cost increases and price increases in our products. Additionally, we may be unable to increase our prices to offset higher raw material costs due to the failure of competitors to increase prices and customer resistance to price increases. Additionally, we rely on our suppliers for deliveries of raw materials. If any of our suppliers were unable to deliver raw materials to us for an extended period of time, there is no assurance that our raw material requirements would be met by other suppliers on acceptable terms, or at all, which could have a material adverse effect on our results of operation.

Declining returns in the investment portfolio of our defined benefit plans will require us to increase cash contributions to the plans.
      Funding for the defined benefit pension plans we sponsor is determined based upon the funded status of the plans and a number of actuarial assumptions, including an expected long-term rate of return on assets and the discount rate. As of December 31, 2002, we froze benefits under two of these pension plans: the Nashua Corporation Retirement Plan for Salaried Employees and the Supplemental Executive Retirement Plan. Due to declining returns in the investment portfolio and the discount rate of our defined benefit pension plans in recent years, the defined benefit plans were underfunded as of December 31, 2004 by approximately $17.9 million, based on the actuarial methods and assumptions utilized for purposes of

FAS 87 and after giving effect to the planned curtailment of benefits. As a result, we expect to experience an increase in our future cash contributions to our defined benefit pension plans. We do not expect to make a contribution in 2005. In the event that actual results differ from the actuarial assumptions, the funded status of our defined benefit plans may change and any such deficiency could result in additional charges to equity and against earnings and increase our required cash contributions. Additionally, legislative changes were recently proposed in the U.S. Congress that, if enacted into law, would impact our defined benefit pension plans by altering the manner in which liabilities are determined for the purpose of calculating required pension contributions and the timing and manner in which required contributions to underfunded pension plans would be made. The proposals are still in the early stages and many details will need to be specified, and then approved by Congress. However, the funding requirements for our defined benefit pension plans could be significantly affected by these proposed changes, if they are adopted.

Our future results may be adversely affected by receiving fewer savings from our corporate initiatives than expected.
      During the past five years, we have pursued a strategy to reduce costs, streamline operations and resolve legacy issues that in the past have affected our profitability, and we believe that our results for 2004 reflect the success of this strategy. However, there can be no assurance that all of the estimated savings from these initiatives will be realized. Although we currently expect to achieve our goals, we may encounter unanticipated difficulties in implementing our initiatives.

We are dependent on key personnel and on the retention and recruiting of key personnel for our future success.
      Our future success depends to a significant extent on the continued service of our key administrative manufacturing, sales and senior management personnel. However, our strategy to reduce costs, streamline operations and resolve legacy issues may adversely impact our workforce. We do not have employment agreements with our executives and do not maintain key person life insurance on any of these executives. The loss of the services of one or more of our key employees could significantly delay or prevent the achievement of our product development and other business objectives and could harm our business. While we have entered into executive severance agreements with many of our key employees, there can be no assurance that the severance agreements will provide adequate incentives to retain these employees. Our future success also depends on our continuing ability to attract, retain and motivate highly skilled employees for key positions. There is competition for qualified employees in our industry. We may not be able to retain our key employees or attract, assimilate or retain other highly qualified employees in the future.
      We have from time to time in the past experienced, and we expect to continue to experience from time to time in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications for certain positions.

New technologies or changes in consumer preferences may affect our ability to compete successfully.
      We believe that new technologies or novel processes may emerge and that existing technologies may be further developed in the fields in which we operate. These technologies or processes could have an impact on production methods or on product quality in these fields. For example, we believe that a trend in the label business is the conversion of barcode labels used in warehousing and distribution into radio frequency identification (RFID) labels. Accordingly, we installed inlet insertion equipment for RFID labels in the first quarter of 2005 and we continue to invest in technology and equipment that should allow us to print and convert RFID labels. However, the widespread use and acceptance of RFID labels cannot be assured.
      Unexpected rapid changes in employed technologies or the development of novel processes that affect our operations and product range could render the technologies we utilize, or the products we produce, obsolete or less competitive in the future. Difficulties in assessing new technologies may impede us from implementing them and competitive pressures may force us to implement these new technologies at a substantial cost. Any such development could materially and adversely impact our revenues or profitability, or both.
      Additionally, the preferences of our customers may change as the result of the availability of alternative products or services, which could impact consumption of our products.

Our strategy to acquire complementary businesses and to divest non-strategic businesses could cause our financial results to fluctuate and could expose us to significant business risks.
      An important aspect of our business strategy is to make strategic acquisitions of businesses that complement our Label and Converting businesses and will expand our customer base and markets, improve distribution efficiencies and enhance our technological capabilities. Acquisitions could result in the consolidation of manufacturing plants. We also intend to divest businesses that are not core to our future growth and profitability. These acquisitions, potential plant consolidations and divestitures could cause our financial results and cash flows to fluctuate. Financial risks from potential acquisitions include the use of our cash resources and incurring debt and liabilities. Further, there are possible operational risks including difficulties in assimilating and integrating the operations, products, technology, information systems and personnel of acquired businesses; the loss of key personnel of acquired businesses; and difficulties honoring commitments made to customers of the acquired businesses prior to the acquisition. There also exists a potential risk of increased direct and indirect costs associated with labor discontent relative to a plant consolidation strategy. Such costs could impact our financial results and our ability to successfully implement plant consolidations. The failure to adequately address these risks could adversely affect our business.

We may be involved in litigation relating to our intellectual property rights, which may have an adverse impact on our business.
      We rely on patent protection, as well as a combination of copyright, trade secret and trademark laws, nondisclosure and confidentiality agreements and other contractual restrictions to protect our proprietary technology. Litigation may be necessary to enforce these rights, which could result in substantial costs to us and a substantial diversion of management attention. If we do not adequately protect our intellectual property, our competitors or other parties could use the intellectual property that we have developed to enhance their products or make products similar to ours and compete more efficiently with us, which could result in a decrease in our market share.
      While we have attempted to ensure that our products and the operations of our business do not infringe on other parties’ patents and proprietary rights, our competitors and other parties may assert that our products and operations may be covered by patents held by them. In addition, because patent applications can take many years to issue, there may be applications now pending of which we are unaware, which may later result in issued patents upon which our products may infringe. If any of our products infringe a valid patent, we could be prevented from selling them unless we obtain a license or redesign the products to avoid infringement. A license may not always be available or may require us to pay substantial royalties. We also may not be successful in any attempt to redesign any of our products to avoid infringement. Infringement and other intellectual property claims, regardless of merit or ultimate outcome, can be expensive and time-consuming and can divert management’s attention from our core business.

Our information systems are critical to our business, and a failure of those systems could materially harm us.
      We depend on our ability to store, retrieve, process and manage a significant amount of information. If our information systems fail to perform as expected, or if we suffer an interruption, malfunction or loss of information processing capabilities, it could have a material adverse effect on our business.

Compliance with changing regulation of corporate governance and public disclosure may result in additional risks and expenses.
      Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and New York Stock Exchange rules, are creating uncertainty for companies such as ours. These new or changed laws, regulations and standards are subject to varying interpretations in many cases and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, our efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased general and administrative expenses and management time and attention. In particular, our efforts to comply with Section 404 of Sarbanes-Oxley and the related regulations regarding our required assessment of our internal controls over financial reporting and our external auditors’ audit of that assessment has required the commitment of significant financial and managerial resources. While the SEC has recently announced a one-year extension for non-accelerated filers for compliance with Section 404 of Sarbanes-Oxley, which will require us to begin to comply with the Section 404 requirements for our fiscal year ending December 31, 2006 instead of our fiscal year ending December 31, 2005, we still expect our compliance efforts to require the continued commitment of significant resources. Additionally, if our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies, our reputation may be harmed and we might be subject to sanctions or investigation by regulatory authorities, such as the SEC. Any such action could adversely affect our business and the market price of our stock.

Item 2.	Properties
      All of our manufacturing facilities are located in the United States. We believe that our manufacturing facilities are in good operating condition and suitable for the production of our products. We have excess manufacturing space in some locations. Our corporate offices are located in a leased facility in Nashua, NH. The lease for our corporate offices expires on May 31, 2011.
      Our principal facilities are listed below by industry segment, location and principal products produced. Except as otherwise noted, we own each of the facilities listed.

Principal Properties

	Total Square
Location	Footage		Nature of Products Produced

Corporate
Nashua, New Hampshire (leased)	5,000	(1)	none (corporate offices)
Park Ridge, Illinois (leased)	3,000	(1)	none (administrative offices)
Specialty Paper Products Segment
Nashua, New Hampshire (leased)	3,000	(1)	none (administrative offices)
Merrimack, New Hampshire	475,000	(2)	coated paper products
Jefferson City, Tennessee	198,000		converted paper products
Morristown, Tennessee (leased)	80,000		converted paper products
Vernon, California (leased)	61,000		converted paper products
Park Ridge, Illinois (leased)	8,000	(1)	none (corporate and administrative offices)
Plymouth, Massachusetts (leased)	7,000		none (sales and administrative offices)
Kent, Washington (leased)	10,000		none (warehousing)
Label Products Segment
Omaha, Nebraska	170,000		label products
Jefferson City, Tennessee	60,000		label products
St. Louis, Missouri (leased)	33,000		label products
San Francisco, California (leased)	1,000		none (administrative offices)
Imaging Supplies Segment
Nashua, New Hampshire	203,000		dry toner and developer products
Merrimack, New Hampshire	112,000		dry toner and developer products

(1)	Our Specialty Paper Products segment and corporate staff share approximately 11,000 square feet of office space in Park Ridge, IL and 8,000 square feet of office space in Nashua, NH.

(2)	Our Specialty Paper Products segment utilizes approximately 315,000 square feet and the remaining space is leased to third parties.

Item 3.	Legal Proceedings
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

Discovery has been completed, but no date has been set for trial and pre-trial motions. On October 8, 2003, the Circuit Court heard motions on a Summary Judgment motion and a class action certification motion. The Circuit Court has not yet ruled on these motions. We believe that the lawsuit is without merit and will continue to defend ourselves in this matter. We also believe that we will receive the value of our 37.1 percent ownership in the Cerion Liquidating Trust which was valued at $.9 million on an after-tax basis at December 31, 2004. Our investment in Cerion is included under other assets in our Consolidated Balance Sheet.
      In December 2002, we eliminated the availability of certain postretirement health benefits to union and non-union employees of Nashua who had at least 10 years of service and chose to retire between age 60 to 65 which provided access to health benefits until age 65. The unions in New Hampshire objected to the action and filed a grievance. The final step of the grievance process is arbitration by the American Arbitration Association. The subject of the Arbitration was the interpretation of the collective bargaining contract language which we believe allows modification of the eligibility of those postretirement health benefits. The unions’ position is that regardless of the contract wording, these benefits cannot be eliminated without bargaining with the unions. The Arbitration hearing occurred on July 28, 2003 and the arbitrator ruled in favor of the unions on October 24, 2003. On November 24, 2003, we filed an appeal of the arbitration decision with the U.S. District Court for the District of New Hampshire. We believe the arbitrator erred in his decision process and in December 2004 we filed briefs supporting our position with the U.S. District Court. We anticipate the complete appeals process could take years.
      On May 30, 2003, Ricoh Company, Ltd. and affiliated companies filed a suit in the U.S. District Court for the District of New Jersey against several defendants, including the largest customer of our Imaging Supplies segment and another company who is a supplier to the Imaging Supplies segment. The Complaint alleged multiple counts of patent infringement, trademark infringement, and unfair competition by the defendants. On October 17, 2003, Ricoh amended the Complaint and added us as an additional co-defendant in the suit. The allegations arose from the sale and distribution of Ricoh compatible toner products. We filed an answer to the Complaint in December 2003. The suit is in the discovery phase. The parties have filed various motions, including summary judgment motions, and are awaiting rulings from the court. No trial date has been set. We believe we have valid defenses and potential recourse against certain other co-defendants in this matter.
      On November 5, 2004, Océ North America Inc. and Océ Printing Systems GmbH filed a Complaint for patent infringement against us in the U.S. District Court for the Northern District of Illinois. Océ did not serve the initial Complaint on us. On March 3, 2005, Océ filed the First Amended Complaint in the U.S. District Court for the Northern District of Illinois. The First Amended Complaint was served on us on March 3, 2005. With our outside counsel, we are reviewing the First Amended Complaint and will respond appropriately. Our attorneys continue to evaluate the matter and develop our legal defenses.
      On November 12, 2004, Sandra Hook, a former employee, filed suit in Chancery Court for Jefferson County, Tennessee claiming discrimination related to the ending of her employment with us in November 2003 and seeking damages in excess of $1.2 million. We believe Ms. Hook’s claims to be without merit and intend to defend the case vigorously.
      We are involved in certain environmental matters and have been designated by the Environmental Protection Agency, referred to as the EPA, as a potentially responsible party for certain hazardous waste sites. In addition, we have been notified by certain state environmental agencies that some of our sites not addressed by the EPA require remedial action. These sites are in various stages of investigation and remediation. Due to the unique physical characteristics of each site, the technology employed, the extended timeframes of each remediation, the interpretation of applicable laws and regulations and the financial viability of other potential participants, our ultimate cost of remediation is difficult to estimate. Accordingly, estimates could either increase or decrease in the future due to changes in such factors. At December 31, 2004, based on the facts currently known and our prior experience with these matters, we have concluded that it is probable that site assessment, remediation and monitoring costs will be incurred. We have estimated a range for these costs of $.4 million to $1.0 million for continuing operations. These estimates could increase if other potentially responsible parties or our insurance carriers are unable or unwilling to bear their allocated share and cannot be compelled to do so. At December 31, 2004, our accrual balances relating to environmental matters were $.4 million for continuing operations. Based on information currently available, we believe that it is probable that the major potentially responsible parties will fully pay the costs apportioned to them. We believe that our remediation expense is not likely to have a material adverse effect on our consolidated financial position or results of operations.
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
      Our common stock is listed and traded on the New York Stock Exchange under the trading symbol “NSH.” As of December 31, 2004, the number of record holders of our common stock was 887. The following table sets forth the high and low sales price per share for our common stock as reported by the New York Stock Exchange for each period indicated.

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter	Year

2004
High	$9.04	$9.75	$11.20	$11.65	$11.65
Low	$8.20	$8.25	$9.09	$10.23	$8.20
2003
High	$9.02	$9.48	$9.50	$9.08	$9.50
Low	$8.65	$8.73	$6.75	$7.93	$6.75
      Our ability to pay dividends is restricted to $.6 million under the provisions of our debt agreement, without the prior approval of our lenders. We did not declare or pay a cash dividend on our common stock in 2004 or 2003 and do not currently intend to pay dividends.

Item 6.	Selected Financial Data(1)
Nashua Corporation and Subsidiaries
Five-Year Financial Review

	December 31,

	2004	2003	2002	2001	2000

	(In thousands, except per share data, number of
	employees and percentages)
Operations(2)
Net sales	$289,217	$288,906	$283,190	$272,510	$253,122
Gross margin percentage	18.6%	18.6%	19.8%	20.5%	20.1%
Selling, distribution, general and administrative expenses as a percentage of sales	15.6%	16.5%	16.9%	18.3%	19.5%
Income before interest and income taxes as a percentage of sales(3)	2.5%	0.5%	1.9%	—	5.9%
Income (loss) before income taxes as a percentage of sales(3)	2.1%	0.1%	1.4%	(1.0)%	5.1%
Income (loss) as a percentage of sales(3)	1.3%	0.0%	.8%	(0.9)%	2.1%
Effective tax provision (benefit) rate	38.5%	53.4%	39.5%	(12.0)%	58.3%
Income (loss) before income taxes(3)	$6,158	$219	$3,828	$(2,782)	$12,914
Net income (loss)(3)	$3,787	$102	$2,316	$(2,448)	$5,386
Basic and diluted earnings (loss) per common share:
Basic	$0.63	$0.02	$0.40	$(0.43)	$0.95
Diluted	$0.62	$0.02	$0.39	$(0.43)	$0.95
Financial Position(2)
Working capital	$31,662	$22,296	$21,011	$16,528	$22,531
Total assets	$150,960	$151,676	$146,188	$145,046	$170,471
Non-current portion of long-term debt	$27,350	$24,200	$23,000	$23,280	$35,905
Total long-term obligations	$28,673	$27,468	$27,079	$25,740	$46,171
Total capital employed	$96,698	$88,797	$87,018	$95,677	$118,048
Total debt as a percentage of capital employed	31.8%	31.1%	28.7%	26.4%	38.7%
Shareholders’ equity	$65,948	$61,197	$62,018	$70,397	$72,337
Shareholders’ equity per common share	$10.62	$10.37	$10.66	$12.32	$12.79
Other Selected Data(2)
Investment in plant and equipment (excluding acquisitions)	$6,599	$4,307	$4,349	$2,375	$9,625
Depreciation and amortization	$7,900	$7,942	$7,581	$9,748	$9,304
Dividends per common share	—	—	—	—	$.01
Return (loss) on average shareholders’ equity	6.0%	0.2%	3.5%	(3.4)%	7.7%
Common stock price range:
High	$11.65	$9.50	$10.20	$7.85	$10.31
Low	$8.20	$6.75	$5.40	$3.06	$3.56
Year-end closing price	$11.36	$8.50	$8.78	$5.87	$4.44
Number of employees from continuing operations	906	929	1,026	971	1,140
Average common shares outstanding	6,209	5,869	5,783	5,696	5,649

(1)	See Note 14 to our Consolidated Financial Statements for Selected Quarterly Financial Data required under Item 302 of Regulation S-K.

(2)	See Note 2 to our Consolidated Financial Statements for a description of business changes relevant to this data.

(3)	Net income (loss) includes:

	2004		2003		2002		2001		2000

	Dollars	% Sales	Dollars	% Sales	Dollars	% Sales	Dollars	% Sales	Dollars	% Sales

	(Dollars in millions)
Restructuring and other unusual (income) charges	—	—	$(.1)	0%	$(.1)	.1%	$3.0	1.1%	$1.0	.4%
Net (gain)/loss on settlement/ curtailment of postretirement plans	$(1.0)	0%	$1.6	.1%	$(.2)	.1%	—	—	—	—
Pension settlement income	—	—	—	—	—	—	—	—	$18.6	7.3%

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      Our Management Discussion and Analysis should be read in conjunction with Item 1: Business; Item 6: Selected Financial Data; and Item 8: Financial Statements and Supplementary Data.
Overview
      Throughout 2004, we continued to pursue our strategy of top line growth, margin enhancement and cost reduction through streamlining operations by focusing on:

•	Building shareholder value,

•	Building customer relationships by developing, acquiring and delivering high-quality products and services,

•	Investment in equipment and processes which increase efficiencies and lower our cost structure,

•	Investing strategically in higher-margin businesses where we see greater opportunities for growth,

•	Resolving legacy issues that in the past have affected our profitability and occupied an inordinate amount of time, and

•	Opportunistically pursuing non-commodity business where we can clearly add value.
      Our results for 2004 reflect the success of this continued strategy even as we have coped with fluctuating material costs, overcapacity in the paper coating and converting and toner markets, and pricing pressure in some of our more commoditized product lines. As we proceed into 2005, we believe our strategies are sound and our finances are strong.
      As 2005 progresses, we will continue to review all elements of our current businesses to insure that they fit our strategic framework, are making progress towards improved performance and are progressing towards their appropriate contributions to the growth of shareholder value. As we have done in the past five years, we are open to alternatives and opportunities that create shareholder value which may include strategic acquisitions and investments as well as divesting businesses that are not core to our future growth and profitability.
      Our net sales increased slightly to $289.2 million in 2004 compared to $288.9 in 2003. Our gross margin percentage remained unchanged at 18.6 percent in 2004 and 2003. Our selling and distribution expenses decreased $2.1 million and our administrative expenses decreased $.6 million in 2004. Our Label Products and Specialty Paper Products segments both operated profitably in 2004 and improved profitability over the prior year. Our income before income taxes increased from $.2 million in 2003 to $6.2 million in 2004. These financial results are further discussed in the Consolidated Results of Operations.
      Our 2004 results incorporate contributions from our acquisitions. The principal acquisitions consist of the April 2002 acquisition of the assets of Computer Imaging Supplies, known as CIS, used in the fraud prevention business, the June 2002 acquisition of certain assets of Dietzgen LLC, used in the wide-format business, and the February 2003 acquisition of the assets of The Label Company, a supplier of supermarket, promotional and product identification labels. These acquisitions expanded our product lines, increased our customer base and helped us increase plant utilization.
      Our results for 2004 were positively impacted by cost reduction measures taken during 2003.
      We remain focused on profitable sales and providing our customer base with higher value products and services. We will also continue our focus on cost containment initiatives, investments that make our business more efficient and pursue technologies, such as radio frequency identification products, or RFID, which are of growing importance to our customer base. We installed inlet insertion equipment for RFID labels in the first quarter 2005. As reflected in our 2004 results, we continue to opportunistically address legacy issues.

      During 2004, we experienced the following significant developments:

•	In December 2004, we purchased property consisting of land and building contiguous to our Jefferson City, Tennessee campus to be utilized for manufacturing by our Specialty Paper Products segment. We expect to move our wide-format manufacturing from Morristown, Tennessee to Jefferson City, Tennessee in the second quarter of 2005. The acquisition was financed by the issuance of industrial revenue bonds by the Industrial Revenue Board of Jefferson City, Tennessee, which is supported by an irrevocable letter of credit in the amount of $2.8 million issued by our lenders. Proceeds in excess of the cost of the building will be utilized to retrofit the building and purchase equipment utilized in Jefferson City, Tennessee.

•	In December 2004, we executed a purchase and sale agreement with Southern New Hampshire Services to sell our land and buildings located in Nashua, New Hampshire for $2.0 million. The proposed transaction is expected to close by June 2006. The agreement is subject to the potential buyer’s ability to obtain financing.

•	During the fourth quarter of 2004 our strategic agreement with Parlex Corporation expired in accordance with its terms. We are in the process of negotiating cross-licensing agreements for use of the press printed circuit technology by both parties.

•	During the third quarter of 2004 we recognized a $.9 million non-cash pre tax gain related to the transfer of the liability for retiree death benefits to Minnesota Life, a subsidiary of Securian Financial Group. As part of the transaction, Minnesota Life has assumed the liability for, and the administration of, death benefits for approximately 580 of our retirees. The agreement was effective October 1, 2004 and included a $2.4 million one-time premium payment to Minnesota Life.
      During 2003, we experienced the following significant developments:

•	In December 2003, we acquired the assets of the Magellan wide-format graphics product line from PM Co. L.L.C. This acquisition was consistent with our strategy of adding value with new products and services that leverage our converting and distribution capabilities. Operating activity relating to this product line is reported in our Specialty Paper Products segment.

•	In November 2003, we acquired the assets of the supermarket label product line from Zebra Technologies, Inc. The supermarket label business markets and distributes pressure sensitive direct thermal labels used solely for marking prepackaged meat, produce, deli and bakery items in supermarkets, grocery and convenience stores. Operating activity relating to this product line is reported under our Label Products segment.

•	Our 2003 results were negatively impacted by a fourth quarter one-time, non-cash charge of $1.6 million related to postretirement healthcare benefits for union employees located in New Hampshire. In December 2002, we eliminated a postretirement healthcare benefit for all employees retiring after December 31, 2002. The benefit provided employees who had 10 years of service and retired at age 60 or older with access to medical insurance through age 65. In 2002, we recognized a $1.6 million non-cash gain for the termination of this postretirement healthcare benefit for hourly union employees located in New Hampshire. The unions subsequently filed a grievance against the termination of the postretirement healthcare benefits for union employees which was heard by an arbitrator in July 2003. The arbitrator ruled in favor of the unions on October 24, 2003, and we subsequently appealed the arbitrator’s opinion in the U.S. District Court in New Hampshire on November 24, 2003. After filing the appeal of the arbitrator’s ruling, we held unsuccessful discussions with the unions in an attempt to resolve and mitigate the impact of the arbitrator’s ruling. Our appeal is currently pending.

•	In connection with workforce reductions in 2003, we incurred severance charges of $1.6 million which were offset by approximately $2.1 million of same year savings. These workforce reductions reflect our initiatives to streamline processes and control costs.

•	In the fourth quarter of 2003, we incurred a one-time $330,000 charge related to the settlement of future obligations under an employment contract in which we were required to fund a split dollar life insurance policy on behalf of our Chief Executive Officer, Andrew Albert. Future funding of these types of insurance policies is now prohibited under the Sarbanes-Oxley Act. As part of the agreement, Mr. Albert repaid Nashua $313,000 for insurance premiums previously paid by us. Therefore, the settlement had a negligible impact on our cash flow.

•	In February 2003, we entered into a strategic agreement with Parlex Corporation to cooperate in the development of flexible circuit technology incorporating proprietary printing and plating technologies. The agreement created an organization, Stratos Technology, LLC, of which we owned 50 percent, that drew on both parties’ relative expertise in ink and printed circuit technology, label converting and the design, application and production of flexible circuits. Under the agreement, Stratos Technology worked to develop innovative products for use in the automotive and cellular markets.

•	In February 2003, we acquired the assets and assumed certain liabilities of The Label Company from Bunzl Distribution and signed a multi-year agreement to supply Bunzl with label products. The Label Company had primarily been a supplier of supermarket, promotional and product identification labels mainly for Bunzl and other customers. The acquisition added flexibility to our label manufacturing operations, provided additional volume to our coating facility within our Specialty Paper Products segment and enhanced our relationship with a valued and long-standing customer. The Label Company had 2002 sales of approximately $9.0 million. Operating activity relating to the assets of The Label Company is reported under our Label Products segment from the date of acquisition.
      During 2002, we experienced the following significant developments:

•	During the fourth quarter of 2002, we recorded a non-cash charge of $11.4 million to shareholders’ equity because as of December 31, 2002, the accumulated benefit obligations of our company-sponsored pension plans exceeded the fair value of the assets of the plans due to declines in the fair market value of equities held by the plans and decreases in our expected return on plan assets and discount rate resulting from current economic trends. This charge was net of $7.5 million in tax benefits, which are included in other assets and reflect an increase in our deferred tax assets.

•	During the fourth quarter of 2002, we reached an agreement with the Appeals office of the United States Internal Revenue Service regarding the outstanding proposed assessment of federal income tax for the years 1992 to 1994 as more fully discussed in Note 7 to our Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K.

•	In October 2002, our Board of Directors approved changes to The Nashua Corporation Retirement Plan for Salaried Employees, The Supplemental Executive Retirement Plan and postretirement benefit plans, which were effective as of December 31, 2002. As a result of these changes, we recognized a gain of $2.7 million related to the elimination of certain benefits related to our retiree medical and death benefit plans and a gain of $.2 million from the buy out of a portion of existing retirees’ death benefits, largely offset by a loss of $2.7 million related to freezing benefits provided by the salaried pension plans. This excluded the gain related to the buy out of additional existing retirees’ death benefits, which was completed in the first quarter of 2003. Employees impacted by the freeze in pension benefits are eligible to participate in Nashua’s profit sharing plan beginning in 2003. Profit sharing contributions must be approved by our Board of Directors and are discretionary.

•	In June 2002, we completed our shareholder-approved reincorporation from Delaware to Massachusetts. The reincorporation eliminated certain restrictions on our ability to borrow funds and our new corporate charter increased shareholder rights and reduced our corporate expenses. In connection with our reincorporation, our authorized capital was reduced from 40 million shares of common stock and 2 million shares of preferred stock, each with a par value of $1 per share, to 20 million shares of common stock, par value $1 per share. As part of the reincorporation, the

1,023,068 shares of common stock held in treasury were retired with their cost above par value allocated on a pro rata basis against additional paid-in capital and retained earnings.

•	In June 2002, we acquired out of bankruptcy some of the assets of Dietzgen LLC, including trademarks, trade names, customer lists and certain equipment and inventories. Dietzgen, an after-market provider of wide-format digital media and imaging supplies for the architectural, engineering and construction markets, filed for protection under Chapter 11 of the U.S. Bankruptcy Code on January 31, 2002. Operating activity relating to the assets acquired from Dietzgen is reported as part of our Specialty Paper Products segment from the date of acquisition.

•	During the first quarter of 2002, we entered into a three-year secured financing agreement with LaSalle Bank, NA and Fleet National Bank. This agreement provides us with a revolving line of credit of up to $30 million and a term loan of $10 million as more fully described in Note 5 to our Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K.

•	In April 2002, we acquired the assets of CIS, a privately held manufacturer and marketer of security and fraud prevention products for the point-of-sale transaction industry and of inkjet and toner cartridges. The products of CIS include multi-color ribbons and specialized inks that prevent unauthorized duplication of cash register receipts. Operating activity relating to the assets acquired from CIS is reported as part of our Specialty Paper Products segment from the date of acquisition.

Consolidated Results of Operations

The consolidated results of operations should be read in conjunction with the individual segment results.

				Percent Change

				2004 vs.	2003 vs.
	2004	2003	2002	2003	2002

	(In millions)
Net sales
Label Products	$104.3	$101.8	$100.8	2.5	1.0
Specialty Paper Products	168.0	169.0	160.7	(0.6)	5.2
Imaging Supplies	22.1	23.5	24.0	(6.0)	(2.1)
Eliminating	(5.2)	(5.4)	(2.3)	—	—

Consolidated Net Sales	289.2	288.9	283.2	0.1	2.0
Gross margin
Label Products	18.8	17.3	17.9	8.7	(3.4)
Specialty Paper Products	31.2	31.9	32.6	(2.2)	(2.1)
Imaging Supplies	3.9	4.6	5.6	(15.2)	(17.9)

Consolidated Gross margin	53.9	53.8	56.1	0.2	(4.1)
Gross margin %	18.6%	18.6%	19.8%	—	—
Selling and distribution expenses	25.1	27.2	28.1	(7.7)	(3.2)
General and administrative expenses	20.1	20.6	19.8	(2.4)	4.0
Research and development expenses	2.1	2.5	3.1	(16.0)	(19.4)
Net loss (gain) on settlement/curtailment of pension and postretirement benefits	(1.0)	1.6	(.2)	—	—
Loss from equity investments	.4	.5	.1	(20.0)	—
Restructuring and other unusual (income) charges	—	(.1)	(.1)	—	—
Interest expense, net	1.0	1.3	1.5	(23.1)	(13.3)
Income before income taxes	6.2	.2	3.8	3,000.0	(94.7)
Net income	$3.8	$.1	$2.3	3,700.0	(95.7)

      Our net sales were $289.2 million in 2004, an increase of $.3 million compared to $288.9 million in 2003 and an increase of $5.7 million from 2003 compared to $283.2 million in 2002.

•	The increase from 2003 to 2004 was primarily due to increased sales in our Label Products segment, which was partially offset by decreases in our Specialty Paper Products segment and in our Imaging Supplies segment.

•	The 2.0 percent increase from 2002 to 2003 was primarily due to increased sales in our Specialty Paper Products and Label Products segments partially offset by a slight decrease in sales in our Imaging Supplies segment.

•	Net sales for each of our business segments is discussed in detail below under “Results of Operations by Reportable Operating Segment.”
      Our gross margin was $53.9 million in 2004 compared to $53.8 million in 2003 and $56.1 million in 2002. Our operating gross margin percentage remained unchanged at 18.6 percent in 2004 and 2003 and decreased from 19.8 percent in 2002.

•	The margin percent in 2004 compared to 2003 improved in our Label Products segment and decreased in both our Specialty Paper Products and Imaging Supplies segments.

•	The margin percent decrease from 2002 to 2003 was a result of lower margins in all of our segments. The $2.3 million decrease in gross margin in 2003 was due primarily to an unfavorable product mix, pricing pressures, and volume declines within some of our product lines.

•	Gross margin for each of our business segments is discussed in detail below under “Results of Operations by Reportable Operating Segment.”
      Selling and distribution expenses decreased to $25.1 million in 2004 compared to $27.2 million in 2003 and $28.1 million in 2002. As a percent of sales, selling and distribution expenses decreased to 8.7 percent in 2004 from 9.4 percent in 2003 and 9.9 percent in 2002.

•	The $2.1 million decrease from 2003 to 2004 was primarily due to decreases across each of our segments, with $1.1 million from our Label Products segment, $.8 million from our Specialty Paper Products segment, and $.1 million from our Imaging Supplies segment.

•	In 2003, increases of $.7 million in expenses in the Specialty Paper Products segment were offset by reductions of $.6 million in the Imaging Supplies segment and $1.0 million in the Label Products segment compared to 2002.

•	Selling and distribution expenses for each of our business segments is discussed in detail below under “Results of Operations by Reportable Operating Segment.”
      General and administrative expenses decreased to $20.1 million in 2004 compared to $20.6 million in 2003 and $19.8 million in 2002. As a percent of sales, general and administrative expenses were 6.9 percent in 2004 compared to 7.1 percent in 2003 and 7.0 percent in 2002.

•	The decrease in 2004 compared to 2003 was driven by decreased expenses of $1.2 million in our Specialty Paper Products segment and $.2 million in lower corporate expenses, which was partially offset by increased expenses of $.7 million in our Label Products segment and $.2 million in our Imaging Supplies segment. The decrease in corporate expenses in 2004 was primarily due to lower legal expenses, rental expenses and expense pertaining to a settlement of obligations under our Chief Executive Officer’s employment contract which more than offset increased directors’ fees which included a cash payment in lieu of stock options, employee incentive expenses and professional fees related to our review of strategic alternatives.

•	The increase in 2003 compared to 2002 was driven by $1.2 million of increased expenses in our Specialty Paper Products segment offsetting a $.3 million decrease in corporate expenses. The decrease in corporate expenses in 2003 was primarily due to lower legal fees, training costs, staffing and pension administration costs which more than offset a $.3 million expense relating to severance costs associated with the reduction of corporate staff and a $.3 million expense pertaining to a settlement of obligations under our Chief Executive Officer’s employment contract.

•	General and administrative expenses for each of our business segments is discussed below under “Results of Operations by Reportable Operating Segment.”

      Research and development expenses decreased to $2.1 million in 2004 compared to $2.5 million in 2003 and $3.1 million in 2002. As a percent of sales, research and development expenses were .7 percent in 2004 compared to ..9 percent in 2003 and 1.1 percent in 2002.

•	The $.4 million decrease in 2004 compared to 2003 was primarily due to lower expenses related to headcount reductions in our Specialty Paper Products and Imaging Supplies segments.

•	The $.6 million decrease in 2003 compared to 2002 was primarily due to a shift in quality control related costs from research and development to manufacturing in our Specialty Paper Products segment.

•	Research and development expenses for each of our business segments is discussed below under “Results of Operations by Reportable Operating Segment.”
      Net interest expense declined to $1.0 million in 2004 compared to $1.3 million in 2003 and $1.5 million in 2002. Our weighted average annual interest rate on long-term debt was 3.5 percent in 2004 compared to 3.3 percent in 2003 and 4.6 percent in 2002. Our average balance on long-term debt increased $3.2 million from 2003 to 2004 and increased $1.2 million from 2002 to 2003.

•	The decline in net interest expense in 2004 from 2003 was primarily due to interest income related to a 1993 interest matter with the Internal Revenue Service.

•	The decline in net interest expense in 2003 from 2002 was primarily due to lower interest rates.
      During 2004, we recognized a pretax gain of $1.0 million resulting from the settlement of postretirement death benefits.
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
      Our income before income taxes was $6.2 million in 2004 compared to $.2 million in 2003 and $3.8 million in 2002.

•	The $6.0 million increase in our pretax income from 2003 to 2004 was mainly due to improved profitability in our Label Products and Specialty Paper Products segments, as well as the gain on the postretirement death benefits and the interest income from the 1993 interest matter, which were partially offset by a pretax loss in our Imaging Supplies segment.

•	The $3.6 million decrease in our pretax income from 2002 to 2003 was primarily due to lower profitability in our Specialty Paper Products and Imaging Supplies segments and an incurred expense resulting from the reversal of a curtailment adjustment related to the postretirement healthcare benefits for union employees located in New Hampshire, which were partially offset by higher profitability in our Label Products segment.
      Our annual effective income tax rate in 2004 was 38.5 percent and is higher than the U.S. statutory rate principally due to the impact of state income taxes and non-deductible expenses. The decrease in the annual effective income tax rate between 2004 and 2003 is primarily due to the impact of higher income and deductible expenses. The increase in the estimated annual income tax rate from 2002 to 2003 is primarily due to the impact of lower income and non-deductible expenses.

      Net income for 2004 was $3.8 million, or $.63 per share, an increase from $.1 million, or $.02 per share in 2003, and $2.3 million, or $.40 per share in 2002.
Results of Operations by Reportable Operating Segment
Label Products Segment

				Percent Change

				2004 vs.	2003 vs.
	2004	2003	2002	2003	2002

	(In millions)
Net sales	$104.3	$101.8	$100.8	2.5	1.0
Gross margin	18.8	17.3	17.9	8.7	(3.4)
Gross margin %	18.0%	17.0%	17.7%	—	—
Selling and distribution expenses	6.3	7.4	8.4	(14.9)	(11.9)
General and administrative expenses	4.5	3.8	3.8	18.4	—
Other	.4	.3	.2	33.3	50.0
Income from operations before interest, taxes and unusual items	$7.6	$5.8	$5.5	31.0	5.5
      Net sales for our Label Products segment increased to $104.3 million in 2004, from $101.8 million in 2003 and $100.8 million in 2002.

•	The $2.5 million, or 2.5 percent increase, in 2004 compared to 2003 primarily resulted from a $5.7 million increase in our automatic identification product line, which was partially offset by a $1.2 million sales decline in our EDP product line, $.8 million in our supermarket scale product line, $.6 million in the retail shelf production line, $.5 million in the inform product line, and a $.1 million decline in other product lines. The increase in automatic identification label sales resulted primarily from incremental business gained from a major customer. The decreased sales in our supermarket scale product line is primarily a result of lost business which is partially offset by incremental sales from the acquisition of the assets of The Label Company on February 7, 2003.

•	The $1.0 million, or 1 percent, increase in 2003 compared to 2002 was driven by incremental supermarket sales of $7.7 million from the acquired Label Company business, which more than offset a decrease in sales of $5.7 million in the remaining supermarket thermal product line. The lower supermarket thermal sales were primarily due to the loss of a major customer, as well as continued pricing pressures due to overcapacity in the label industry. Other factors included $2.5 million of increased sales in the automatic identification product line, offset by decreases of $1.4 million in the EDP product line, $.7 million in the retail shelf product line, $.4 million in the ticket product line, $.5 million in the inform product line and $.5 million in other product lines. The increase in automatic identification label sales was the result of new business from a five-year contract executed in the fourth quarter of 2002. The decrease in retail shelf sales was due to the reduction of inventory by a major customer. The decrease in the ticket product line sales was primarily due to the loss of a major cinema customer due to consolidation within the theater industry. Our sales in the EDP product line were negatively impacted by a sluggish economy, changing technology and lower sales to charitable organizations.
      Gross margin for our Label Products segment increased to $18.8 million in 2004 compared to $17.3 million in 2003 and $17.9 million in 2002. The gross margin percentage increased to 18.0 percent in 2004 compared to 17.0 percent in 2003 and 17.7 percent in 2002.

•	The gross margin increase of $1.5 million in 2004 compared to 2003 was primarily due to a favorable mix of products sold and higher sales volume as well as improved manufacturing performance partially through the successful implementation of improved manufacturing equipment.

•	The gross margin decrease of $.6 million in 2003 compared to 2002 was primarily due to unfavorable product mix and pricing pressures exacerbated by certain Internet auctions and the overcapacity in the label industry, partially offset by manufacturing efficiencies and material cost reductions.
      Selling and distribution expenses for our Label Products segment declined to $6.3 million in 2004 compared to $7.4 million in 2003 and $8.4 million in 2002. As a percentage of sales, selling and distribution expenses declined to 6.0 percent in 2004 compared to 7.3 percent in 2003 and 8.4 percent in 2002. The decrease in expenses in 2004 was primarily related to headcount reductions that occurred in November 2003 as well as a recovery of accounts receivable which were previously reserved as uncollectible. The decrease in expenses in 2003 resulted primarily from lower direct selling expenses and lower distribution costs, which were partially offset by severance costs related to headcount reductions.
      General and administrative expenses for our Label Products segment increased to $4.5 million in 2004 compared to $3.8 million in both 2003 and 2002. As a percent of sales, general and administrative expenses increased to 4.3 percent for 2004, compared to 3.8 percent for both 2003 and 2002. The $.7 million increase in expenses in 2004 compared to both 2003 and 2002 was primarily due to increased employee incentive expenses.
      Income from operations before interest, taxes and unusual items for our Label Products segment increased to $7.6 million in 2004 compared to $5.8 million in 2003 and to $5.5 million in 2002.
      We believe an upcoming trend in automatic identification is the anticipated use of radio frequency identification (RFID) labels for marking, identifying and tracking products and materials in warehousing, distribution and other industries. This trend is being mandated by several major retailers and by the U.S. Department of Defense. We believe that meaningful implementation of this technology may not occur until after 2005. We continue to invest in technology and equipment that will allow us to print and convert RFID labels. We believe that the implementation of RFID will eventually have a significant impact on the label markets.
      We continue to invest in equipment and systems that will positively impact both our cost and efficiencies.
Specialty Paper Products Segment

				Percent Change

				2004 vs.	2003 vs.
	2004	2003	2002	2003	2002

	(In millions)
Net sales	$168.0	$169.0	$160.7	(0.6)	5.2
Gross margin	31.2	31.9	32.6	(2.2)	(2.1)
Gross margin %	18.6%	18.9%	20.3%	—	—
Selling and distribution expenses	17.5	18.3	17.6	(4.4)	4.0
General and administrative expenses	6.8	8.0	6.8	(15.0)	17.6
Research and development expenses	.7	.9	1.7	(11.1)	(47.1)
Other	—	.3	—	—	—
Income from operations before interest, taxes and unusual items	$6.2	$4.4	$6.5	38.6	(32.3)
      Our Specialty Paper Products segment reported sales of $168.0 million compared to $169.0 million in 2003 and $160.7 million in 2002.

•	The $1.0 million decrease in 2004 compared to 2003 resulted from decreased sales of $2.8 million in our bond, dry gum, carbonless, ribbon and fax paper product lines, $3.2 million in our retail product lines, $3.2 million in our cut-sheet paper product line, $2.8 million in our ticket and tag product lines and $.8 million in our heat seal products, which is partially offset by increased sales of

$7.1 million in our wide-format product line, $2.9 million in our thermal product line, $1.6 million in our financial receipt product line and $.2 million in our other product lines. The continued shift in printing technologies in point-of-sale (POS) equipment from impact to thermal printers and price increases due to the partial pass through of increased raw material cost to our customers resulted in the increased sales of our thermal POS products. The increase in our wide-format product line resulted primarily from new customer business. The decrease in retail sales was primarily due to the temporary loss in the second quarter of a major customer, which returned during the fourth quarter of 2004. Heat seal and dry gum are mature product lines, which continue to decline due to technology changes. The decrease in the thermal ticket and tag product lines results from the loss of airline ticket business. The lower cut-sheet paper products sales resulted from the sale of our customer list and the exit of this product line during the third quarter of 2003.

•	The $8.3 million increase in 2003 compared to 2002 resulted from increased sales of $10.2 million of thermal products, $6.5 million of wide-format products and $1.7 million of our fraud prevention products which were partially offset by a $5.7 million decrease in sales of bond, dry gum, carbonless, ticket and tag, ribbon and fax paper products, $1.9 million decrease in sales volume of cut-sheet paper products, $1.2 million decrease in sales of heat seal product, and a net decrease in sales of $1.3 million of other product lines. The continued shift in printing technologies from impact to thermal printers resulted in lower sales of bond and carbonless products and increased thermal product sales. In addition, we gained incremental volume from an additional location from an existing thermal customer. The increase in sales of our wide-format products resulted from the Dietzgen product line acquired in June 2002, as well as gaining major customers during the third quarter of 2003. The increase in the fraud prevention product sales is related to the Computer Imaging Supplies acquisition in April 2002. The decline in the carbonless, dry gum, and heat seal product lines was due to movement to competing technologies as these products become mature. The movement to kiosk in the airline boarding pass market caused a decline in ticket and tag products. The lower cut-sheet paper products sales resulted from the sale of our customer list and the exit of this product line during the third quarter of 2003.

      Gross margin for our Specialty Paper Products segment declined in 2004 to $31.2 million compared to $31.9 million in 2003 and $32.6 million in 2002. The gross margin percentage declined to 18.6 percent in 2004 compared to 18.9 percent in 2003 and 20.3 percent in 2002.

•	The gross margin percentage decline in 2004 was due primarily to decreased margins associated with competitive pricing related to thermal products used in POS applications and face sheet sold to laminators, lower absorption of production costs due to lower production volume in our paper coating operation, and sales declines in the higher margin heat seal and dry gum product lines. The rate of sales decline for these mature product lines may have an impact on the future gross margin in this segment.

•	The gross margin percentage decline in 2003 was due to an unfavorable sales mix, competitive pricing pressure for thermal products, severance costs and workers compensation expenses. Margins declined due to increased sales of our lower margin thermal products, lower sales in our higher margin heat seal product line and lower absorption of production costs related to the decrease in production volume in our paper coating business. As indicated above in the segment sales section, mature product lines such as heat seal and dry gum, which provide significantly higher margins than thermal products, are declining due to technological changes.
      Selling and distribution expenses for our Specialty Paper Products segment decreased in 2004 to $17.5 million compared to $18.3 million in 2003 and $17.6 million in 2002. The decrease in 2004 was driven primarily by 2003 headcount reductions, which was partially offset by increased distribution expenses due to higher freight cost and the increase in our wide-format product line sales which carry a higher freight and warehousing cost structure in order to service customers on a timely delivery basis. The increase in 2003 was driven by higher freight expenses associated with the increase in our wide-format sales, and a full-year impact of the Dietzgen and CIS volumes and selling expenses, which were partially offset by other cost reductions.
      General and administrative expenses for our Specialty Paper Products segment decreased in 2004 to $6.8 million compared to $8.0 million in 2003 and $6.8 million in 2002. The decrease in 2004 was primarily attributable to reduced employee costs from headcount reductions, which occurred in 2003. The increase in 2003 compared to 2002 was primarily due to increased expenses associated with the two acquired product lines and severance costs due to headcount reductions.
      Research and development expenses decreased in 2004 to $.7 million from $.9 million in 2003 and $1.7 million in 2002. The decrease in 2004 was primarily attributable to headcount reductions, which occurred in 2003. The decrease in 2003 compared to 2002 was primarily due to a shift in cost from research and development to manufacturing.
      Income from operations before interest, taxes and unusual items for our Specialty Paper Products segment increased in 2004 to $6.2 million from $4.4 million in 2003 and decreased from $6.5 million in 2002. The increase in 2004 was due to lower operating expenses, which was partially offset by a reduced gross margin. The decrease in 2003 compared to 2002 was primarily due to higher operating expenses as well as lower sales and gross margin percentage in our coating business.
Imaging Supplies Segment

				Percent Change

				2004 vs.	2003 vs.
	2004	2003	2002	2003	2002

	(In millions)
Net sales	$22.1	$23.5	$24.0	(6.0)	(2.1)
Gross margin	3.9	4.6	5.6	(15.2)	(17.9)
Gross margin %	17.6%	19.6%	23.4%	—	—
Selling and distribution expenses	1.4	1.5	2.1	(6.7)	(28.6)
General and administrative expenses	1.4	1.1	1.1	27.3	—
Research and development expenses	1.3	1.5	1.5	(13.3)	—
Other	—	.1	—	—	—
Income (loss) from operations before interest, taxes and unusual items	$(.2)	$.4	$.9	—	(55.6)
      Our Imaging Supplies segment sales were $22.1 million in 2004 compared to $23.5 million in 2003 and $24.0 million in 2002.

•	The $1.4 million, or 6.0 percent, decline in sales in 2004 was driven by a decrease in sales volume of Ricoh and Xerox compatible toners, which was partially offset by an increase in sales of Océ compatible toners. The lower sales of Ricoh compatible toner were primarily driven by an inventory correction by a major customer during the fourth quarter of 2004. The lower sales of Xerox compatible toner were due to the partial loss of a major customer and the decline in more mature products. We expect that the sales of mature products will continue to decline. The increase in Océ compatible toner sales was due to a new product introduction in 2004.

•	The $.5 million, or 2.1 percent, decline in sales in 2003 was driven by a decrease in sales volume of Ricoh, Xerox, Océ and Kodak compatible toners, which were partially offset by an increase in sales of IBM compatible toners and resin products. The lower volume of Ricoh, Xerox, Océ and Kodak compatible toners resulted both from products that are nearing the end of their life cycle and difficulties in commercializing certain toners. The increase in IBM compatible toner and resin sales result from the addition of new customers in 2003.
      Gross margin for our Imaging Supplies segment declined to $3.9 million in 2004 compared to $4.6 million in 2003 and $5.6 million in 2002. The gross margin percentage decreased to 17.6 percent in

2004 compared to 19.6 percent in 2003 and 23.4 percent in 2002. The $.7 million decline in gross margin in 2004 compared to 2003 and the $1.0 million decline in gross margin in 2003 compared to 2002 were both primarily driven by lower sales and the unfavorable changes in our product mix. Our product mix was negatively impacted by lower sales volume of some higher margin high-speed toners.
      Selling and distribution expenses for our Imaging Supplies segment declined $.1 million from 2003 to 2004 and $.6 million from 2002 to 2003. Decreases in both 2004 and 2003 were primarily driven by lower headcount as well as lower distribution costs.
      General and administrative expenses for our Imaging Supplies segment were $1.4 million for 2004 and $1.1 million in 2003 and 2002. The increase in 2004 was primarily due to higher legal fees associated with the Ricoh litigation which were only partially offset by lower spending in other areas.
      Research and development expenses for our Imaging Supplies segment were $1.3 million in 2004 and $1.5 million in 2003 and 2002. The decrease of $.2 million in 2004 was mainly due to reduced material purchases associated with product trials.
      Pretax loss from operations before interest for our Imaging Supplies segment was $.2 million in 2004 compared to pretax income of $.4 million in 2003 and $.9 million in 2002.
Liquidity, Capital Resources and Financial Condition
      Our primary sources of liquidity are cash flow provided by operations and our revolving credit facility with Lasalle Bank, NA and Fleet National Bank. Set forth below is a summary of our cash activity for the years ended December 31, 2004, 2003 and 2002:

	For the Years Ended
	December 31,

Cash Provided by (Used in):	2004	2003	2002

	(In millions)
Operating activities	$1.3	$8.6	$6.1
Investing activities	(5.5)	(10.6)	(6.0)
Financing activities	4.0	2.6	0
Activities of discontinued operations	(0.1)	(0.5)	(0.1)

Increase (decrease) in cash and cash equivalents	$(0.3)	$0.1	$0

Cash provided by operating activities
      Cash flow from operations of $1.3 million in 2004 was primarily generated by favorable results of operations in our Specialty Paper Products and Label Products segments which were partially offset by unfavorable changes in working capital. Working capital changes were related to increased inventories in all segments, increased accounts receivable primarily in our Specialty Paper Products segment, decreased accounts payable primarily in our Label Products segment and decreased accrued expenses primarily due to payments related to severance reserves accrued in 2003.
      Cash flow from operations of $8.6 million in 2003 was generated from positive working capital changes that included an increase in accounts payable primarily in our Label Products segment, partially offset by increases in inventory in our Specialty Paper Products and Imaging Supplies segments. Inventories in the Specialty Paper Products segment were higher than 2002 primarily due to the purchase of thermal paper inventories in anticipation of price increases in the first quarter of 2004.
      The cash generated by operations of $6.1 million during 2002 was primarily due to the positive results of operations across all segments and a reduction of inventories in our Specialty Paper Products and Imaging Supplies segments partially offset by decreases in accrued expenses and accounts payable in all of our segments.

Cash used in investing activities
      During 2004 cash used in investing activities of $5.5 million was primarily the result of investments in plant and equipment of $6.6 million partially offset by cash received related to the surrender of retired executive whole life insurance policies which were replaced with term life policies. Our investment in plant and equipment included the purchase of a manufacturing facility located in Tennessee for use by our Specialty Paper Products segment. Capital expenditures for 2005 are expected to be in the range between $5 million to $7 million. Funding of the projected capital expenditures is expected to be provided by operating cash flows and cash which was generated by industrial revenue bonds issued by the City of Jefferson City, Tennessee during December 2004 described below.
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
Cash provided by and used in financing activities
      In addition to cash flows from operations, we have a bank financing arrangement that allows us to adequately finance our operations at competitive rates. We had $3.6 million of available borrowing capacity at December 31, 2004 under our revolving loan commitment with LaSalle Bank, NA and Fleet National Bank. At December 31, 2004, we had a $5.4 million obligation under standby letters of credit under the credit facility which are included in our bank debt when calculating our borrowing capacity. The weighted average interest rate on long-term debt borrowings of $27.4 million outstanding at December 31, 2004 was 3.5 percent.
      In December 2004, LaSalle Bank, NA and Fleet National Bank issued an irrevocable letter of credit for $2.8 million in support of an Industrial Development Revenue Bond issued by the Industrial Development Board of the City of Jefferson City, Tennessee for our purchase of property and equipment located in Jefferson City, Tennessee. The unused proceeds from the IRB are restricted to the purchase of equipment on the Tennessee campus and for improvements to the acquired property. Unreimbursed funds of $1.2 million are included under the caption “Restricted Cash” in our Consolidated Balance Sheets. We expect to use the unreimbursed funds by June 9, 2006.
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

      We entered into a fifth amendment to the Credit Agreement, effective March 31, 2004, and a sixth amendment effective December 1, 2004. Together, these amendments:

•	extended the term of the credit facility to February 28, 2007;

•	modified the definition of fixed charge coverage ratio to provide that (1) the ratio is based on our adjusted EBITDA and (2) payments of principal of funded debt, included in the calculation of the fixed charge coverage ratio, are limited to the last four principal payments;

•	replaced the definition and covenant relating to the total debt to EBITDA ratio with a definition and covenant relating to the funded debt to adjusted EBITDA ratio;

•	eliminated the covenant relating to minimum adjusted EBITDA;

•	adjusted the interest rate on loans outstanding under the credit facility to provide that the interest rate is based on the funded debt to adjusted EBITDA ratio and that the interest rate is, at our option, either (1) a range from zero to .25 percent over the base rate (prime) or (2) a range from 1.5 percent to 2.0 percent over LIBOR;

•	modified the definitions of Revolving Outstandings and Stated Amount to include the IRB Letter of Credit;

•	adjust the letter of credit commitment amount to include the IRB Letter of Credit;

•	adjust the covenants on the limitations on debt and liens to exclude the debt to the IDB and related liens; and

•	adjust the description of any non-payment of other debt to include debt arising under the Reimbursement Agreement relating to the IRB Letter of Credit.
      Under the amended Credit Agreement, we are also subject to a non-use fee for any unutilized portion of our revolving loan that ranges from .25 percent to .375 percent based on our funded debt to adjusted EBITDA ratio.
      We were in compliance with the financial covenants and our compliance at December 31, 2004 under the amended Credit Agreement is as follows:

December 31, 2004
Covenant	Requirement	Compliance

Maintain a fixed charge coverage ratio	Not less than 1.1 to 1.0	1.5 to 1.0
Maintain a funded debt to adjusted EBITDA ratio	Less than 2.75 to 1.0	2.27 to 1.0
      Furthermore, without prior consent of our lenders, the Credit Agreement limits, among other things, the payment of dividends to $.6 million, capital expenditures to $8.0 million, the incurrence of additional debt and restricts the sale of certain assets and merger or acquisition activities. While we were in compliance with the above financial covenants as of December 31, 2004, should results of operations fall short of our expectations and we fail to maintain our covenants and be unable to obtain a waiver from our lenders, our debt could become callable by our lenders.
      We have net deferred tax assets of $12.3 million on our Consolidated Balance Sheet. We expect the tax assets to be fully utilized in the future based on our expectations of future taxable income. We expect future cash expenditures to be less than taxes provided in the financial statements. Should taxable income not meet our expectation in future years, tax planning with respect to the sale of real estate would provide us sufficient taxable income to absorb unutilized tax assets. The fair market value of our real estate significantly exceeds the book value.
      As referenced in Note 12 to our Consolidated Financial Statements, we maintain defined benefit pension plans. We were not required to fund the qualified defined benefit plans during 2004. We will not be required to contribute to our pension plans in 2005.

      The 2004 cash payments for the Supplemental Executive Retirement Plan was $.5 million. For 2005, the estimated payments to retirees are $.3 million. The 2004 cash payments for postretirement benefits were $.4 million. For 2005, the estimated cash payments are $.4 million.
Future obligations
      We have operating leases primarily for office, warehouse and manufacturing space, and electronic data processing and transportation equipment. We also have capital leases primarily for automobiles, computer equipment and office equipment. The terms of these leases do not impose significant restrictions or unusual obligations. Our energy-related purchase obligations consist of a fuel oil contract with an expiration date in 2005. Our obligations relating to long-term debt, notes payable, purchase obligations and leases at year-end 2004 were as follows:

						Beyond
	2005	2006	2007	2008	2009	2009	Total

	(In thousands)
Term portion of long-term debt	$3,400	$3,400	$100	$—	$—	$—	$6,900
Revolving portion of long-term debt	—	—	21,050	—	—	—	21,050
Notes payable	710	250	—	—	—	—	960
Industrial revenue bond	—	—	—	—	—	2,800	2,800
Energy-related purchase obligations	574	—	—	—	—	—	574
Capital leases	184	84	22	—	—	—	290
Non-cancelable operating leases	626	505	460	346	149	166	2,252

	$5,494	$4,239	$21,632	$346	$149	$2,966	$34,826

      Our liquidity is affected by many factors, some based on the normal operations of our business and others related to the uncertainties of the industry such as overcapacity and raw material pricing pressures and global economies. Although our cash requirements could fluctuate based on the timing of these factors, we believe that our current cash position, cash flows from operations and amounts available under our revolving line of credit are sufficient to fund our cash requirements.
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
      On January 26, 2005, we executed a proposed settlement with the appeals office of the IRS for all outstanding years, which is subject to review and final approval by the Joint Committee on Taxation. The proposed settlement proposes final assessments for all outstanding years totaling $1.2 million before interest.
      We believe that we are adequately reserved for potential liabilities that could arise from the resolution of the IRS’ assessment for the years 1995 through 2000. While we believe that we have adequately provided for tax liabilities through December 31, 2004, we can provide no assurances that we will prevail in our defense against adjustments proposed in pending or future federal and state tax examinations. In addition, we can provide no assurances that the ultimate resolution of open tax matters will not be either in excess of or less than current reserves.
      In August and September 1996, two individual plaintiffs filed lawsuits in the Circuit Court of Cook County, Illinois against us, Cerion Technologies, Inc., certain directors and officers of Cerion, and our underwriter, on behalf of all persons who purchased the common stock of Cerion between May 24, 1996 and July 9, 1996. These two complaints were consolidated. In March 1997, the same individual plaintiffs joined by a third plaintiff filed a Consolidated Amended Class Action Complaint. The consolidated complaint alleged that, in connection with Cerion’s initial public offering, the defendants issued materially false and misleading statements and omitted the disclosure of material facts regarding, in particular, certain significant customer relationships. In October 1997, the Circuit Court, on motion by the defendants, dismissed the consolidated complaint. The plaintiffs filed a Second Amended Consolidated Complaint alleging similar claims as the first consolidated complaint seeking damages and injunctive relief. On May 6, 1998, the Circuit Court, on motion by the defendants, dismissed with prejudice the Second Amended Consolidated Complaint. The plaintiffs filed with the Appellate Court an appeal of the Circuit Court’s ruling. On November 19, 1999, the Appellate Court reversed the Circuit Court’s ruling that dismissed the Second Amended Consolidated Complaint. The Appellate Court ruled that the Second Amended Consolidated Complaint represented a valid claim and sent the case back to the Circuit Court for further proceedings. On December 27, 1999, we filed a Petition with the Supreme Court of Illinois. In that Petition, we asked the Supreme Court of Illinois to determine whether the Circuit Court or the Appellate Court is correct. Our Petition was denied and the case was sent to the Circuit Court for trial. Discovery has been completed, but no date has been set for trial and pre-trial motions. On October 8, 2003, the Circuit Court heard motions on a summary judgment motion and a class action certification motion. The Circuit Court is expected to rule on these motions at any time. We believe that the lawsuit is without merit and will continue to defend ourselves in this matter. We also believe that we will receive the value of our 37.1 percent ownership in the Cerion Liquidating Trust which was valued at $.9 million on an after-tax basis at December 31, 2004. Our investment in Cerion is included under other assets in our Consolidated Balance Sheet.
      In December 2002, we eliminated the availability of certain postretirement health benefits to union and non-union employees of Nashua who had at least 10 years of service and chose to retire between age 60 to 65 which provided access to health benefits until age 65. The unions in New Hampshire objected to the action and filed a grievance. The final step of the grievance process is arbitration by the American Arbitration Association. The subject of the Arbitration was the interpretation of the collective bargaining contract language which we believe allows modification of the eligibility of those postretirement health benefits. The unions’ position is that regardless of the contract wording, these benefits cannot be eliminated without bargaining with the unions. The Arbitration hearing occurred on July 28, 2003 and the arbitrator ruled in favor of the unions on October 24, 2003. On November 24, 2003, we filed an appeal of the arbitration decision with the U.S. District Court for the District of New Hampshire. We believe the arbitrator erred in his decision process and in December 2004 we filed briefs supporting our position with the U.S. District Court. We anticipate the complete appeals process could take years.
      On May 30, 2003, Ricoh Company, Ltd. and affiliated companies filed a suit in the U.S. District Court for the District of New Jersey against several defendants, including the largest customer of our Imaging Supplies segment and another company who is a supplier to the Imaging Supplies segment. The Complaint alleged multiple counts of patent infringement, trademark infringement, and unfair competition by the defendants. On October 17, 2003, Ricoh amended the Complaint and added us as an additional co-defendant in the suit. The allegations arose from the sale and distribution of Ricoh compatible toner products. We filed an answer to the Complaint in December 2003. The suit is in the discovery phase. The parties have filed various motions, including summary judgment motions, and are awaiting rulings from the court. No trial date has been set. We believe we have valid defenses and potential recourse against certain other co-defendants in this matter.
      On November 5, 2004, Océ North America Inc. and Océ Printing Systems GmbH filed a Complaint for patent infringement against us in the U.S. District Court for the Northern District of Illinois. Océ did not serve the initial Complaint on us. On March 3, 2005, Océ filed the First Amended Complaint in the U.S. District Court for the Northern District Court for the Northern District of Illinois. The First Amended Complaint was served on us on March 3, 2005. With our outside counsel, we are reviewing the First Amended Complaint and will respond appropriately. Our attorneys continue to evaluate the matter and develop our legal defenses.
      On November 12, 2004, Sandra Hook, a former employee filed suit in Chancery Court for Jefferson County, Tennessee claiming discrimination related to the ending of her employment with us in November 2003 and seeking damages in excess of $1.2 million. We believe Ms. Hook’s claims to be without merit and intend to defend the case vigorously.
      We are involved in certain environmental matters and have been designated by the Environmental Protection Agency, referred to as the EPA, as a potentially responsible party for certain hazardous waste sites. In addition, we have been notified by certain state environmental agencies that some of our sites not addressed by the EPA require remedial action. These sites are in various stages of investigation and remediation. Due to the unique physical characteristics of each site, the technology employed, the extended timeframes of each remediation, the interpretation of applicable laws and regulations and the financial viability of other potential participants, our ultimate cost of remediation is difficult to estimate. Accordingly, estimates could either increase or decrease in the future due to changes in such factors. At December 31, 2004, based on the facts currently known and our prior experience with these matters, we have concluded that it is probable that site assessment, remediation and monitoring costs will be incurred. We have estimated a range for these costs of $.4 million to $1.0 million for continuing operations. This estimate could increase if other potentially responsible parties or our insurance carriers are unable or unwilling to bear their allocated share and cannot be compelled to do so. At December 31, 2004, our accrual balance relating to environmental matters was $.4 million for continuing operations. Based on information currently available, we believe that it is probable that the major potentially responsible parties will fully pay the costs apportioned to them. We believe that our remediation expense is not likely to have a material adverse effect on our consolidated financial position or results of operations.
      We are involved in various other lawsuits, claims and inquiries, most of which are routine to the nature of our business. In the opinion of our management, the resolution of these matters will not materially affect our company.
Application of Critical Accounting Policies
      The preparation of financial statements in conformity with generally accepted accounting principles requires that we make estimates and assumptions for the reporting period and as of the financial statement date. Our management has discussed our critical accounting estimates, policies and related disclosures with the audit/finance and investment committee of our Board of Directors. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities and the reported amounts of revenues and expenses. Actual results could differ from those amounts.
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
Accounts Receivable — Allowance for Doubtful Accounts
      We evaluate the collectibility of our accounts receivable based on a combination of factors. In circumstances where we become aware of a specific customer’s inability to meet its financial obligations to us, such as a bankruptcy filing or a substantial downgrading of a customer’s credit rating, we record a specific reserve to reduce our net receivable to the amount we reasonably expect to collect. We also record reserves for bad debts based on the length of time our receivables are past due, the payment history of our individual customers and the current financial condition of our customers based on obtainable data and historical payment and loss trends. After management’s review of accounts receivable, we decreased the allowance for doubtful accounts to $.7 million at December 31, 2004 from $.9 million at December 31, 2003. Uncertainties affecting our estimates include future industry and economic trends and the related impact on the financial condition of our customers, as well as the ability of our customers to generate cash flows sufficient to pay us amounts due. If circumstances change, such as higher than expected defaults or an unexpected material adverse change in a customer’s ability to meet its financial obligations to us, our estimates of the recoverability of the receivables due us could be reduced by a material amount.
Inventories — Slow Moving and Obsolescence
      We estimate and reserve amounts related to slow moving and obsolete inventories that result from changing market conditions and the manufacture of excess quantities of inventory. We develop our estimates based on the quantity and quality of individual classes of inventory compared to historical and projected sales trends. Inventory values at December 31, 2004 have been reduced by a reserve of $1.0 million, based on our assessment of the probable exposure related to excess and obsolete inventories. Our estimated reserve was also $1.0 million at December 31, 2003. Major uncertainties in our estimation process include future industry and economic trends, future needs of our customers, our ability to retain or replace our customer base and other competitive changes in the marketplace. Significant changes in any of the uncertainties used in estimating the loss exposure could result in a materially different net realizable value for our inventory.
Goodwill
      As of December 31, 2004, we had $31.5 million of recorded goodwill. Effective January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” Under FAS 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment. We have performed the annual impairment tests required by FAS 142 and have concluded that no impairment exists as of November 5, 2004. We computed the fair value of our reporting units based on a discounted cash flow model and compared the result to the book value of each unit. The fair value exceeded book value for each reporting unit as of our valuation date of November 5, 2004. Significant estimates included in our valuation included future business results and the discount rate. Material changes in our estimated future operating results or discount rate could significantly impact our carrying value of goodwill.
Pension and Other Postretirement Benefits
      The most significant elements in determining our pension income or expense are the expected return on plan assets and the discount rate. We assumed an expected long-term rate of return on plan assets of 8.5 percent for each of the years ended December 31, 2004 and December 31, 2003. The assumed long-

term rate of return on assets is applied to a calculated value of plan assets, which recognizes changes in the fair value of plan assets in a systematic manner over five years. This produces the expected return on plan assets that is included in the determination of our pension income or expense. The difference between this expected return and the actual return on plan assets is deferred. The net deferral of past asset gains or losses affects the calculated value of plan assets and, ultimately, our future pension income or expense. Should our long-term return on plan assets either fall below or increase above 8.5 percent, our future pension expense would either increase or decrease.
      Each year, we determine the discount rate to be used to discount plan liabilities which reflects the current rate at which our pension liabilities could be effectively settled. The discount rate that we utilize for determining future benefit obligations is based on a review of long-term bonds, including published indices, which receive one of the two highest ratings given by recognized ratings agencies. For the year ended December 31, 2003, we used a discount rate of 6.0 percent. This rate was used to determine fiscal year 2004 expense. For the year ended December 31, 2004 disclosure purposes, we also used a discount rate of 6.0 percent. Should the discount rate either fall below or increase above 6.0 percent, our future pension expense would either increase or decrease accordingly. Our policy is to defer the net effect of changes in actuarial assumptions and experience. As discussed in detail in Note 12 to our Consolidated Financial Statements, we froze benefits under our salaried pension plans effective December 31, 2002.
      At December 31, 2004, our consolidated pension liability was $17.9 million compared to a consolidated pension liability of $17.1 million at the end of 2003. We recognized an incremental comprehensive loss of $.3 million, net of a $.2 million tax benefit for 2004. We recognized pretax pension expense of $1.0 million for the year ended December 31, 2004, compared to pretax pension income of $.1 million in 2003. Future changes in our actuarial assumptions and investment results due to future interest rate trends could have a material adverse effect on our future costs and pension obligations.
      Assumed health care cost trend rates for us have a significant effect on the amounts reported for our health care plan. Our assumed health care cost trend rate is 7 percent for 2005 and ranges from 7 percent to 4 percent for future years.
Deferred Tax Assets
      As of December 31, 2004, we had approximately $12.3 million of deferred tax assets. During 2004 and 2003 we added deferred tax assets of $.2 million and $.9 million, respectively, associated with minimum pension liability adjustments as discussed in detail in Note 12 to our Consolidated Financial Statements. A portion of our deferred tax assets relates to state loss carryforwards that expire between 2004 and 2020. We have a valuation allowance of $.6 million for our state loss carryforwards. Although realization of our deferred tax assets is not assured, management believes it is more likely than not that all of the deferred tax asset will be realized. Significant changes in any of the estimated future taxable income could impair our ability to utilize our deferred tax assets. Additional disclosures relating to income taxes and our deferred tax assets are included in Note 7 to our Consolidated Financial Statements.
Environmental Reserves
      We expense environmental expenditures relating to ongoing operations unless the expenditures extend the life, increase the capacity or improve the safety or efficiency of our property, mitigate or prevent environmental contamination that has yet to occur and improve our property compared with its original condition or are incurred for property held for sale. We record specific reserves related to site assessments, remediation or monitoring when the costs are both probable and the amount can be reasonably estimated. We base estimates on in-house and third-party studies considering current technologies, remediation alternatives and current environmental standards. In addition, if there are other participants and the site is joint and several, the financial stability of other participants is considered in determining our accrual. At December 31, 2004, we believe the probable range for future expenditures is $.4 million to $1.0 million and have accrued $.4 million. The decline in our accruals from $.7 million at December 31, 2003 was due to current year payments.

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
New Accounting Pronouncements
      In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4, Inventory Pricing (“FAS 151”). FAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and waste material. Such abnormal expenses must be recognized in the period in which they are incurred. In addition, FAS 151 requires the allocation of fixed production overhead to inventory based on the normal capacity of the production facilities. Unallocated overheads must be recognized as an expense in the period in which they are incurred. FAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005 and we do not currently anticipate any material accounting or disclosure requirement under the adoption of this new accounting pronouncement.
      In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“FAS 123R”). This standard is a revision of FAS 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. FAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values and is effective for the first interim or annual reporting period beginning after June 15, 2005. We expect to adopt FAS 123R on July 1, 2005, using the standard’s modified prospective application method. Had we expensed employee stock options and employee share purchase rights under FAS 123R for the year ended December 31, 2004, net income and diluted earnings per share would have been reduced by $ .1 million and $0.01 per share, respectively (see Note 1 to the Consolidated Financial Statements). Under FAS 123R, the fair value would be amortized into compensation expense over the vesting period of the stock options.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
      We are exposed to market risks from interest rate fluctuations relating to our debt. We performed a sensitivity analysis assuming a hypothetical 10 percent increase in interest rates for our debt as of December 31, 2004. This analysis indicated that a 10 percent increase in interest rates would not have a material effect on our consolidated financial position, results of operations or cash flows. Actual changes in interest rates and their impact on us could differ materially from this hypothetical analysis.

Item 8.	Financial Statements and Supplementary Data
NASHUA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2004	2003	2002

	(In thousands, except per share data)
Net sales	$289,217	$288,906	$283,190
Cost of products sold	235,345	235,101	227,102

Gross margin	53,872	53,805	56,088

Selling and distribution expenses	25,148	27,208	28,119
General and administrative expenses	19,985	20,560	19,720
Research and development expense	2,126	2,469	3,139
Net loss (gain) on settlement/curtailment of pension and postretirement plans	(971)	1,599	(181)
Restructuring and other unusual income	—	(68)	(88)
Loss from equity investment	416	523	59
Interest expense	1,323	1,295	1,494
Interest income	(313)	—	(2)

Income before income taxes	6,158	219	3,828
Provision for income taxes	2,371	117	1,512

Net income	$3,787	$102	$2,316

Per share amounts:
Net income per common share	$0.63	$0.02	$.40

Net income per common share, assuming dilution	$0.62	$0.02	$.39

Average shares outstanding:
Common shares	6,011	5,869	5,783
Common shares, assuming dilution	6,130	5,999	5,873
The accompanying notes are an integral part of these consolidated financial statements.

NASHUA CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,

	2004	2003

	(In thousands, except
	share data)
ASSETS
Current assets
Cash and cash equivalents	$884	$1,183
Restricted cash	1,202	—
Accounts receivable	33,501	31,665
Inventories:
Raw materials	14,124	11,399
Work in process	3,260	3,450
Finished goods	7,841	7,886

	25,225	22,735
Other current assets	4,493	5,205

	65,305	60,788

Plant and equipment:
Land	1,322	902
Buildings and improvements	31,201	28,920
Machinery and equipment	66,013	62,689
Construction in progress	1,002	875

	99,538	93,386
Accumulated depreciation	(59,693)	(52,609)

	39,845	40,777
Goodwill	31,516	31,471
Intangibles, net of amortization	1,451	1,781
Loans to related parties	957	1,208
Other assets	11,886	15,651

Total assets	$150,960	$151,676

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$16,751	$20,474
Accrued expenses	12,782	14,368
Current maturities of long-term debt	3,400	3,400
Current maturities of notes payable to related parties	710	250

	33,643	38,492

Long-term debt, less current portion	27,350	24,200
Notes payable to related parties	250	960
Other long-term liabilities	23,769	26,827
Commitments and contingencies (see Note 11)
Shareholders’ equity:
Common stock, par value $1.00; authorized 20,000,000 shares; Issued 6,208,834 shares in 2004 and 5,902,734 shares in 2003	6,209	5,903
Additional paid-in capital	15,484	14,515
Retained earnings	57,264	53,477
Accumulated other comprehensive loss:
Minimum pension liability adjustment, net of tax	(13,009)	(12,698)

	65,948	61,197

Total liabilities and shareholders’ equity	$150,960	$151,676

The accompanying notes are an integral part of these consolidated financial statements.

NASHUA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

						Accumulated
	Common Stock		Add’l	Treasury Stock		Other
			Paid-In			Comprehensive	Retained
	Shares	Par Value	Capital	Shares	Cost	Loss	Earnings	Total

	(In thousands, except share data)
Balance, December 31, 2001	6,886,649	$6,887	$15,901	(1,023,818)	$(14,922)	—	$62,531	$70,397
Stock issued for director compensation	13,428	13	77	—	—	—	—	90
Stock issued for executive compensation	—	—	(6)	750	11	—	—	5
Stock options exercised and related tax benefit	53,600	54	259	—	—	—	—	313
Restricted stock forfeiture	(60,000)	(60)	(295)	—	—	—	—	(355)
Deferred compensation	—	—	328	—	—	—	—	328
Deferred compensation forfeiture	—	—	355	—	—	—	—	355
Retirement of treasury shares	(1,023,068)	(1,023)	(2,416)	1,023,068	14,911	—	(11,472)	—
Comprehensive income (loss):
Net income	—	—	—	—	—	—	2,316	2,316
Minimum pension liability adjustment, net of tax	—	—	—	—	—	$(11,431)	—	(11,431)

Comprehensive loss	—	—	—	—	—	—	—	(9,115)

Balance, December 31, 2002	5,870,609	$5,871	$14,203	—	—	$(11,431)	$53,375	$62,018
Stock options exercised and related tax benefit	52,125	52	282	—	—	—	—	334
Restricted stock forfeiture	(20,000)	(20)	(306)	—	—	—	—	(326)
Deferred compensation	—	—	10	—	—	—	—	10
Deferred compensation forfeiture	—	—	326	—	—	—	—	326
Comprehensive income (loss):
Net income	—	—	—	—	—	—	102	102
Minimum pension liability adjustment, net of tax	—	—	—	—	—	$(1,267)	—	(1,267)

Comprehensive loss	—	—	—	—	—	—	—	(1,165)

Balance, December 31, 2003	$5,902,734	$5,903	$14,515	—	—	$(12,698)	$53,477	$61,197
Stock options exercised and related tax benefit	170,100	170	1,105	—	—	—	—	1,275
Restricted stock issued	136,000	136	(136)	—	—	—	—	—
Comprehensive income (loss):
Net income	—	—	—	—	—	—	3,787	3,787
Minimum pension liability adjustment, net of tax	—	—	—	—	—	$(311)	—	(311)

Comprehensive income	—	—	—	—	—	—	—	3,476

Balance, December 31, 2004	$6,208,834	$6,209	$15,484	—	—	$(13,009)	$57,264	$65,948

The accompanying notes are an integral part of these consolidated financial statements.

NASHUA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2004	2003	2002

	(In thousands)
Cash Flows from Operating Activities of Continuing Operations
Net income	$3,787	$102	$2,316
Adjustments to reconcile net income to cash provided by continuing operating activities:
Depreciation and amortization	7,900	7,942	7,581
Deferred income taxes	2,371	281	1,603
Stock based compensation	—	92	423
Tax benefit from exercised stock options	187	—	—
Net loss (gain) on curtailment of pension and postretirement plans	(971)	1,599	(181)
Loss on sale/disposal of fixed assets	8	45	42
Equity in loss from unconsolidated joint ventures	416	523	59
Death benefit premiums purchase (see note 12)	(2,416)	—	—
Change in operating assets and liabilities, net of effects from acquisition of businesses:
Restricted cash	(1,202)	—	—
Accounts receivable	(1,836)	(733)	(2,554)
Inventories	(2,459)	(1,588)	1,418
Tax receivable	—	—	(517)
Other assets, other current assets and loans to related parties	823	(658)	(1,433)
Accounts payable	(3,723)	2,423	(1,623)
Accrued expenses	(1,400)	(454)	(3,207)
Other long-term liabilities	(177)	(969)	2,156

Cash provided by operating activities	1,308	8,605	6,083
Cash Flows from Investing Activities of Continuing Operations
Investment in plant and equipment	(6,599)	(4,307)	(4,349)
Investment in unconsolidated joint venture	—	(325)	—
Proceeds from sale of plant and equipment	67	21	90
Business acquisitions, net of cash acquired	(126)	(6,020)	(1,700)
Proceeds from surrender of retired executive life insurance policies	1,117	—	—

Cash used in investing activities	(5,541)	(10,631)	(5,959)
Cash Flows from Financing Activities of Continuing Operations
Net proceeds from revolving portion of long-term debt	3,750	300	1,662
Principal repayments on term portion of long-term debt	(3,400)	(2,700)	(2,000)
Principal repayment on note payable to related parties	(250)	(250)	—
Repayment on refinancing	—	—	(27,630)
Proceeds from Industrial Revenue Bond	2,800	—	—
Proceeds from refinancing	—	5,000	27,688
Proceeds from shares exercised under stock option plans	1,089	272	239

Cash provided by (used in) financing activities	3,989	2,622	(41)
Cash used in activities of discontinued operations	(55)	(498)	(61)

Increase (decrease) in cash and cash equivalents	(299)	98	22
Cash and cash equivalents at beginning of year	1,183	1,085	1,063

Cash and cash equivalents at end of year	$884	$1,183	$1,085

Supplemental Disclosures of Cash Flow Information
Interest paid (net of amount capitalized)	$1,068	$1,198	$1,452

Income taxes paid for continuing operations, net	$282	$94	$203

Supplemental Schedule of Non-Cash Investing and Financing Activities
Fair value of assets acquired in acquisitions	$208	$6,314	$4,694
Accrued liability to purchase Dietzgen inventories	—	—	(1,052)
Note payable with Computer Imaging Supplies, Inc.	—	—	(1,000)
Liabilities assumed in acquisitions	(82)	(294)	(942)

Cash paid for acquisitions	$126	$6,020	$1,700

The accompanying notes are an integral part of these consolidated financial statements.

NASHUA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:	Summary of Significant Accounting Policies
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
Shipping Costs
      We classify third-party shipping costs as a component of selling and distribution expenses in our Consolidated Statement of Operations. Third-party shipping costs totaled $11.5 million, $11.3 million and $10.0 million for the years ended December 31, 2004, 2003 and 2002, respectively.
Research and Development
      We expense research and development costs as incurred.
Use of Estimates
      The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes.

NASHUA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
Restricted Cash
      Restricted cash represents $1.2 million of unused proceeds from an Industrial Revenue Bond issued by the Industrial Revenue Board of Jefferson City, Tennessee. The unused proceeds are restricted to the purchase of certain equipment and leasehold improvements to be used in our Jefferson City, Tennessee facility.
Accounts Receivable
      Our consolidated accounts receivable balance is net of allowances for doubtful accounts of $.7 million at December 31, 2004 and $.9 million at December 31, 2003.
Inventories
      Our inventories are carried at the lower of cost or market. Cost is determined by the first-in, first-out, or commonly known as FIFO, method for approximately 81 percent of our inventories at December 31, 2004 and 83 percent of our inventories at December 31, 2003, and by the last-in, first-out, or commonly known as LIFO, method for the balance. If the FIFO method had been used to cost all inventories, the balances would have been approximately $1.8 million and $1.7 million higher at December 31, 2004 and 2003, respectively.
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
      Depreciation expense was $7.5 million for 2004, $7.5 million for 2003 and $7.3 million for 2002. For financial reporting purposes, we compute depreciation expense using the straight-line method over the following estimated useful lives:

Buildings and improvements	5 – 40 years
Machinery and equipment	3 – 20 years
      We review the value of our plant and equipment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.
Goodwill and Intangible Assets
      Goodwill represents the excess of the cost of acquired businesses over the fair value of identifiable net assets acquired. We adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” at the beginning of fiscal 2002. For the purposes of performing the required

NASHUA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
impairment tests, a present value (discounted cash flow) method was used to determine fair value of the reporting units. We performed our annual impairment test in the fourth quarter of 2004 with an assessment that no impairment had occurred. Intangible assets deemed to have an indefinite life are tested for impairment by comparing the fair value of the asset to its carrying amount. We do not have intangible assets with an indefinite life. See Note 3 “Intangible Assets” and Note 4 “Goodwill” for more information.
Stock-Based Compensation
      At December 31, 2004, we had three stock compensation plans, which are described more fully in Note 9. We account for those plans under the recognition and measurement principles of APB No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Under APB No. 25, no stock-based employee compensation cost relating to stock option awards is reflected in our net income, as all options under our plans had an exercise price equal to the market value of our common stock on their date of grant. Stock-based compensation, representing grants to non-employee directors and vesting of performance-based restricted stock awards, was $0 for 2004, $.1 million for 2003 and $.4 million for 2002. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” to stock-based employee compensation:

	Year Ended December 31,

	2004	2003	2002

	(In thousands, except per
	share data)
Net income as reported	$3,787	$102	$2,316
Add: Stock-based employee compensation expense included in the determination of net income as reported, net of related tax effects	—	43	259
Deduct: Stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(78)	(107)	(683)

Pro forma net income	$3,709	$38	$1,892

Earnings per share:
Basic — as reported	$0.63	$0.02	$0.40

Basic — pro forma	$0.62	$0.01	$0.33

Diluted — as reported	$0.62	$0.02	$0.39

Diluted — pro forma	$0.61	$0.01	$0.32

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

NASHUA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
Concentrations of Labor
      We had 906 full-time employees at February 10, 2005. Approximately 274 of our employees are members of one of several unions, principally the Paper, Allied Industrial, Chemical and Energy Workers International Union. The agreements had initial durations of one to three years and expire on April 2, 2006, March 31, 2007 or March 5, 2008. We believe our employee relations are satisfactory.
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
New Accounting Pronouncements
      In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4, Inventory Pricing (“FAS 151”). FAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and waste material. Such abnormal expenses must be recognized in the period in which they are incurred. In addition, FAS 151 requires the allocation of fixed production overhead to inventory based on the normal capacity of the production facilities. Unallocated overheads must be recognized as an expense in the period in which they are incurred. FAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005 and we do not currently anticipate any material accounting or disclosure requirement under the adoption of this new accounting pronouncement.
      In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“FAS 123R”). This standard is a revision of FAS 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. FAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial

NASHUA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
statements based on their fair values and is effective for the first interim or annual reporting period beginning after June 15, 2005. We expect to adopt FAS 123R on July 1, 2005, using the standard’s modified prospective application method. Had we expensed employee stock options and employee share purchase rights under FAS 123R for the year ended December 31, 2004, net income and diluted earnings per share would have been reduced by $ ..1 million and $0.01 per share, respectively (see above, “Stock Based Compensation”). Under FAS 123R, the fair value would be amortized into compensation expense over the vesting period of the stock options.

Note 2:	Business Changes
Business Acquisitions
      In December 2003, we acquired the assets of the Magellan wide-format graphics product line from PM Co. L.L.C. Operating activity under this product line is reported in our Specialty Paper Products segment from the date of acquisition.
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
Strategic Alliance
      During 2004 our strategic agreement with Parlex Corporation expired in accordance with its terms. We entered into the strategic agreement on February 25, 2003 to cooperate in the development of flexible circuit technology incorporating proprietary printing and plating technologies. The agreement created an organization, Stratos Technology, LLC, of which we owned 50 percent that utilized both parties’ relative expertise in ink and printed circuit technology, label converting and the design, application and production of flexible circuits. Under the agreement, Stratos Technology worked to develop innovative products for use in the automotive and cellular markets. We are in the process of negotiating cross-licensing agreements for use of the press printed circuit technology by both parties.

NASHUA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Discontinued Operations
      Details of balances outstanding related to discontinued operations recorded prior to 2000 were as follows:

	At December 31

	2004	2003

	(In thousands)
Assets	$930	$930
Liabilities	(3,502)	(3,727)

Net assets and (liabilities) of discontinued operations	$(2,572)	$(2,797)

      Our asset balance as of December 31, 2004, consists primarily of our 37.1 percent interest in the Cerion Technologies Liquidating Trust, a trust established pursuant to the liquidation of Cerion Technologies Inc., formerly a publicly held company. Cerion ceased operations during the fourth quarter of 1998 and is currently in the process of liquidation. We account for our investment in Cerion based on its expected net realizable value, net of taxes.
      Our liability balance consists primarily of tax reserves relating to discontinued operations.

Note 3:	Intangible Assets
      Details of acquired intangible assets are as follows:

	At December 31, 2004

			Weighted
	Gross		Average
	Carrying	Accumulated	Amortization
	Amount	Amortization	Period

	(In thousands)
Trademarks and trade names	$560	$220	9 years
Licensing agreement	230	126	5 years
Customer relationships and lists	1,062	421	9 years
Customer contracts	620	340	4 years
Non-competition agreements	100	55	5 years
Patented technology	90	49	5 years

	$2,662	$1,211

NASHUA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Customer relationships and lists increased from 2003 due to an acquisition of a customer list made during 2004.

Amortization Expense:
For the year ended December 31, 2003	$481
For the year ended December 31, 2004	$441
Estimated for the year ending:
December 31, 2005	$389
December 31, 2006	$345
December 31, 2007	$208
December 31, 2008	$91
December 31, 2009 and thereafter	$57
December 31, 2010 and thereafter	$361

Note 4:	Goodwill
      The carrying amount of goodwill by segment and activity during the year ended December 31, 2004, is as follows:

	Specialty Paper	Label Products
	Products Segment	Segment	Total

	(In thousands)
Balance as of January 1, 2004	$14,142	$17,329	$31,471
Adjustments to goodwill resulting from the acquisition of The Label Company business	—	45	45

Balance as of December 31, 2004	$14,142	$17,374	$31,516

      Accumulated amortization of goodwill prior to the adoption of FAS 142 was $2.7 million.

Note 5:	Indebtedness
      In December 2004, LaSalle Bank, NA and Fleet National Bank issued an irrevocable letter of credit for $2.8 million in support of an Industrial Development Revenue Bond issued by the Industrial Development Board of the City of Jefferson City, Tennessee for our purchase of property consisting of land and building contiguous to our Jefferson City, Tennessee campus. The $2.8 million borrowed under the Industrial Revenue Bond matures on December 1, 2024. The bonds carry a weekly variable interest rate established by the remarketing agent based on the Bond Market Association Municipal Swap Index. The unused proceeds from the IRB are restricted to the purchase of equipment on the Tennessee campus and improvements to the acquired property. The unused proceeds of $1.2 million are included under the caption “Restricted Cash” in our Consolidated Balance Sheets. We plan to use the unreimbursed funds by June 9, 2006.
      We are party to a Credit Agreement, dated March 1, 2002, with LaSalle Bank, NA as Agent and Issuing Bank and Fleet National Bank that, as amended, consists of a term loan of $15 million and a revolving loan commitment of $30 million and that requires us to maintain certain financial covenants such as total funded debt to adjusted earnings before interest, income taxes, depreciation and amortization, also known as adjusted EBITDA, and a fixed charge coverage ratio. Borrowings under the Credit Agreement are collateralized by a security interest in our accounts receivable, inventories, certain machinery and equipment and real estate located in Merrimack, New Hampshire. We had $3.6 million of additional borrowing capacity at December 31, 2004 under our revolving loan commitment. We had $5.4 million of

NASHUA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
obligations under standby letters of credit with the banks which are included in our bank debt when calculating our borrowing capacity. We entered into a first amendment to the Credit Agreement, effective July 15, 2003, to increase the term loan under the Credit Agreement from $10 million to $15 million and to adjust the terms of the quarterly interest payments. We entered into a second amendment to the Credit Agreement, effective July 24, 2003, to waive our non-compliance with the funded debt to EBITDA ratio and the minimum EBITDA financial covenants for the quarter ended June 27, 2003. We entered into a third amendment to the Credit Agreement, effective September 25, 2003, to replace the minimum EBITDA covenant with a minimum adjusted EBITDA covenant, and we entered into a consent and fourth amendment to the Credit Agreement, effective December 30, 2003, adding the provision to the funded debt to EBITDA ratio, for the computation period ended December 31, 2003 only, to be computed as the funded debt to adjusted EBITDA ratio.
      We entered into a fifth amendment to the Credit Agreement, effective March 31, 2004 and we entered into a sixth amendment effective December 1, 2004. Together, these amendments:

•	extended the term of the credit facility to February 28, 2007;

•	modified the definition of fixed charge coverage ratio to provide that (1) the ratio is based on our adjusted EBITDA and (2) payments of principal of funded debt, included in the calculation of the fixed charge coverage ratio, are limited to the last four principal payments;

•	replaced the definition and covenant relating to the total debt to EBITDA ratio with a definition and covenant relating to the funded debt to adjusted EBITDA ratio;

•	eliminated the covenant relating to minimum adjusted EBITDA;

•	adjusted the interest rate on loans outstanding under the credit facility to provide that the interest rate is based on the funded debt to adjusted EBITDA ratio and that the interest rate is, at our option, either (1) a range from zero to .25 percent over the base rate (prime) or (2) a range from 1.5 percent to 2.0 percent over LIBOR;

•	modified the definitions of Revolving Outstandings and Stated Amount to include the IRB Letter of Credit;

•	adjusts the letter of credit commitment amount to include the IRB Letter of Credit;

•	adjust the covenants on the limitations on debt and liens to exclude the debt to the IDB and related liens; and

•	adjust the description of any non-payment of other debt to include debt arising under the Reimbursement Agreement relating to the IRB Letter of Credit.
      Under the amended Credit Agreement, we are also subject to a non-use fee for any unutilized portion of our revolving loan that ranges from .25 percent to .375 percent based on our funded debt to adjusted EBITDA ratio. For the twelve months ended December 31, 2004 and 2003, the weighted average annual interest rate on our long-term debt was 3.5 percent and 3.3 percent, respectively.
      Furthermore, without prior consent of our lenders, the Credit Agreement limits, among other things, the payment of dividends to $.6 million, capital expenditures to $8.0 million, the incurrence of additional debt and restricts the sale of certain assets and merger or acquisition activities. We were in compliance with all of the above financial covenants as of December 31, 2004.

NASHUA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The aggregate amounts of maturities on our long-term debt are as follows:

	2005	2006	2007	2008	Beyond	Total

	(In thousands)
Term portion of long-term debt	$3,400	$3,400	$100	$—	$—	$6,900
Revolving portion of long-term debt	—	—	21,050	—	—	21,050
Industrial revenue bond	—	—	—	—	2,800	2,800

	$3,400	$3,400	$21,150	$—	$2,800	$30,750

Note 6:	Notes Payable to Related Parties
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
      The aggregate amounts of maturities on our notes payable are as follows:

	2005	2006	Total

	(In thousands)
Notes payable to related parties	$710	$250	$960

Note 7:	Income Taxes
      The provision (benefit) for income taxes consists of the following:

	2004	2003	2002

	(In thousands)
Current:
United States	$—	$(147)	$(91)
State	—	(17)	—

Total current	—	(164)	(91)
Deferred:
United States	2,080	257	1,362
State	291	24	241

Total deferred	2,371	281	1,603

Provision for income taxes	$2,371	$117	$1,512

NASHUA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Total net deferred tax assets (liabilities) are comprised of the following:

	2004	2003

	(In thousands)
Depreciation	$(1,423)	$(1,124)
Other	(358)	(372)

Gross deferred tax liabilities	(1,781)	(1,496)
Restructuring	—	496
Pension and postretirement benefits	8,402	8,818
State net operating loss carryforwards and other state credits	2,359	1,922
Alternative minimum tax and general business credits	1,428	1,434
Accrued expenses	633	931
Inventory reserves	558	1,000
Bad debt reserves	341	419
Other	961	2,175

Gross deferred tax asset	14,682	17,195
Deferred tax assets valuation allowance	(600)	(600)

Net deferred tax assets	$12,301	$15,099

      Reconciliations between income tax provision from continuing operations computed using the United States statutory income tax rate and our effective tax rate are as follows:

	2004	2003	2002

United States federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal tax benefit	2.9	2.0	4.1
Non-deductible meals and entertainment	.5	12.3	.4
Other, net	.1	4.1	—

Effective tax rate	38.5%	53.4%	39.5%

      At December 31, 2004, other current assets included $2.8 million of net deferred tax assets and $.7 million of tax receivables, and other assets included $9.5 million of net deferred tax assets. At December 31, 2003, $3.7 million and $.5 million of net deferred tax assets were included in other current assets and other assets, respectively. At December 31, 2004 and 2003, $4.5 million and $5.3 million of accrued taxes were included in accrued expenses.
      At December 31, 2004, we had $2.4 million of state net operating loss carryforwards and other state credits and $1.4 million of Federal tax credit carryforwards, which are available to offset future domestic taxable earnings. The state net operating loss carryforward benefits and other state credits expire between 2004 and 2020. Included in the $1.4 million of Federal tax credit carryforwards are business tax credits of $.6 million that expire beginning in 2013 and $.8 million of tax credit carryforwards for alternative minimum tax that have no expiration date.
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

NASHUA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      On January 26, 2005, we executed a proposed settlement with the appeals office of the IRS for all outstanding years, which is subject to review and final approval by the Joint Committee on Taxation. The proposed settlement proposes final assessments for all outstanding years totaling $1.2 million before interest.
      While we believe that we have provided adequately for our tax liabilities through December 31, 2004, including liabilities related to matters in dispute with taxing authorities, we can provide no assurances that we will prevail in our defense against adjustments proposed in these pending or future federal and state examinations. In addition, the ultimate resolution of these open tax matters could be either in excess of or less than current reserves.

Note 8:	Shareholders’ Equity
      Our ability to pay dividends is restricted to $.6 million under the provisions of our credit agreement, without the prior approval of our lenders. We did not declare or pay a cash dividend on our common stock in 2004 or 2003 and do not currently intend to pay dividends.

Note 9:	Stock Option and Stock Award Plans
      On May 4, 2004, our stockholders adopted our 2004 Value Creation Incentive Plan pursuant to which restricted stock awards have been granted to certain key executives that will vest only upon achievement of certain target average closing prices of our common stock over the 40-consecutive trading day period which ends on the third anniversary of the date of grant (40-day average closing price). The terms of the restricted stock provide that 33 percent of such shares shall vest if the 40-day average closing price of at least $13.00 but less than $14.00 is achieved, 66 percent of such shares shall vest if the 40-day average closing price of at least $14.00 but less than $15.00 is achieved, and 100 percent of such shares shall vest if the 40-day average closing price of $15.00 or greater is achieved. The restricted shares vest upon a change of control if the share price at the date of the change in control exceeds $13.00. Shares of the restricted stock are forfeited if the specified closing prices of our common stock are not met. Of the 150,000 shares authorized for issuance under the 2004 Value Creation Incentive Plan, 14,000 shares are available to be awarded as of December 31, 2004.
      In addition to our 2004 Value Creation Incentive Plan, we have three stock compensation plans at December 31, 2004: the 1987 Stock Option Plan, the 1996 Stock Incentive Plan and the 1999 Shareholder Value Plan. Awards may no longer be granted under the 1987 Plan. Awards under the 1996 Plan and the 1999 Plan are made at the discretion of our Leadership and Compensation Committee of our Board of Directors.
      Under the 1987 Plan, nonstatutory stock options have been awarded and are currently exercisable. Nonstatutory stock options expire 10 years and one day from the date of grant.
      Under the 1996 and 1999 Plans, nonstatutory stock options have been awarded. Of the 660,000 and 600,000 shares authorized for the 1996 and 1999 Plans, respectively, 10,343 and 3,450 shares are available to be awarded as of December 31, 2004. Stock options under the 1996 and 1999 Plans generally become

NASHUA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
exercisable either (a) 50 percent on the first anniversary of grant and the remainder on the second anniversary of grant, (b) 100 percent at one year from the date of grant, or (c) otherwise as determined by the Committee. Certain options may become exercisable immediately under certain circumstances and events as defined under these plans and option agreements. Nonstatutory stock options under the 1996 Plan expire 10 years and one day from the date of grant, and incentive stock options expire 10 years from the date of grant. Nonstatutory and incentive stock options granted under the 1999 Plan expire 10 years from the date of grant. Currently, there are no incentive stock options granted under the 1996 and 1999 Plans.
      Under the 1996 and 1999 Plans, performance based restricted stock awards have been granted. There were no restricted stock awards outstanding at December 31, 2004 under these plans. Shares issued under the plans are initially recorded at their fair market value on the date of grant with a corresponding charge to additional paid-in capital representing the unearned portion of these awards. During 2003 restrictions lapsed on 33,334 shares and in 2002 restrictions lapsed on 33,333 shares. We recognized compensation expense of $0 million in 2004, $.1 million in 2003 and $.3 million in 2002 in our Consolidated Statement of Operations, along with an increase to additional paid-in capital, representing the earned portion of these awards. Shares of performance based restricted stock are forfeited if the specified closing prices of our common stock are not met within five years of grant or the executive leaves the company.
      A summary of the status of our fixed stock option plans as of December 31, 2004, 2003 and 2002 and changes during the years ended on those dates is presented below:

	2004		2003		2002

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding beginning of year	806,175	$7.58	905,500	$7.75	909,500	$7.68
Granted	10,000	9.61	—	—	61,200	6.72
Exercised	(170,100)	6.40	(52,125)	5.23	(53,600)	4.45
Forfeited — non-vested	—	—	(17,175)	6.27	(4,025)	6.74
Forfeited — exercisable	(58,350)	14.98	(24,200)	15.47	(6,075)	11.00
Expired	(5,500)	26.02	(5,825)	26.27	(1,500)	28.13

Outstanding end of year	582,225	7.04	806,175	$7.58	905,500	$7.75
Options exercisable at end of year	572,225	7.00	791,175	$7.59	732,000	$8.19
Weighted average fair value of options granted during the year	—	$3.64	—	—	—	$2.85

NASHUA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes information about stock options outstanding at December 31, 2004:

	Options Outstanding			Options Exercisable

			Weighted	Number	Weighted
	Number	Weighted Average	Average	Exercisable	Average
	Outstanding	Remaining	Exercise	at	Exercise
Range of Exercise Prices	at 12/31/04	Contractual Life	Price	12/31/04	Price

$ 4.01 – $ 4.38	170,100	6.1 years	$4.12	170,100	$4.12
$ 5.70 – $ 6.63	190,025	6.4 years	$6.02	190,025	$6.02
$ 6.65 – $ 6.70	46,200	7.2 years	$6.67	46,200	$6.67
$ 8.06 – $ 8.63	65,300	5.4 years	$8.17	65,300	$8.17
$ 9.61 – $11.63	49,100	5.3 years	$10.20	39,100	$10.36
$12.37 – $19.75	61,500	2.6 years	$14.82	61,500	$14.82

$ 4.01 – $19.75	582,225	5.8 years	$7.04	572,225	$7.00
      A summary of the status of our restricted stock plans as of December 31, 2004, 2003 and 2002 and changes during the years ended on those dates is presented below:

	2004	2003	2002

Restricted stock outstanding at beginning of year	—	53,334	146,667
Granted	136,000	—	—
Forfeited and converted	—	(53,334)	(93,333)

Restricted stock outstanding at end of year	136,000	—	53,334
Weighted average fair value per restricted share at grant date	$3.47	$—	$—
Weighted average share price at grant date	$9.00	$—	$—
      We follow the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation.” We continue to measure compensation cost using the intrinsic value based method of accounting prescribed by APB Opinion No. 25. Stock-based compensation representing grants to non-employee directors and vesting of performance based restricted stock awards, recognized in our Consolidated Statement of Operations, was $.1 million for 2004, $.1 million for 2003 and $.4 million for 2002. If we had elected to recognize compensation cost based on the fair value of options and restricted stock granted at grant date as prescribed by FAS 123, net income (loss) and earnings (loss) per share would have decreased (increased) as disclosed in our summary of significant accounting policies included in Note 1, “Summary of Significant Accounting Policies.”

NASHUA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The assumptions and methods used in estimating the fair value at the grant date of options and restricted shares granted are listed below:

	Grant Year

	2004	2003	2002

Volatility of Share Price:
Options	34.0%	N/A	36%
Restricted stock	33.8%	—	—
Dividend yield:
Options	—	—	—
Restricted stock	—	—	—
Interest rate:
Options	3.6%	N/A	4.7%
Restricted stock	3.3%	—	—
Expected life of options	5.5 years	N/A	5.7 years
Valuation methodology:
Options	Black-Scholes Option Pricing Model
Restricted stock	Binomial Pricing Model
      Because the determination of the fair value of all options granted includes vesting periods over several years, the pro forma disclosures included in Note 1 are not representative of pro forma effects of reported net income for future periods.

Note 10:	Earnings Per Share
      Reconciliations of the numerators and denominators used in our 2004, 2003 and 2002 earnings per share calculations are presented below.

	Year Ended December 31, 2004

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

	(In thousands, except per share data)
Net income	$3,787	—	$—

Basic EPS:
Net income available to common shareholders	$3,787	6,011	$0.63
Effect of dilutive securities stock options	—	119	—

Diluted EPS:
Net income available to common shareholders, assuming dilution	$3,787	6,130	$0.62

NASHUA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2003

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

	(In thousands, except per share data)
Net income	$102	—	$—

Basic EPS:
Net income available to common shareholders	$102	5,869	$.02
Effect of dilutive securities stock options	—	130	—

Diluted EPS:
Net income available to common shareholders, assuming dilution	$102	5,999	$.02

	Year Ended December 31, 2002

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

	(In thousands, except per share data)
Net income	$2,316	—	$—

Basic EPS:
Net income available to common shareholders	$2,316	5,783	$.40
Effect of dilutive securities Stock options	—	90	—

Diluted EPS:
Net income available to common shareholders, assuming dilution	$2,316	5,873	$.39

      Performance based restricted stock of 136,000, 0 and 53,334 shares for the years ended December 31, 2004, 2003 and 2002, respectively, was not included in the above computations. Such shares could be issued in the future subject to the occurrence of certain events as described in Note 9, “Stock Option and Stock Award Plans.”

Note 11:	Commitments and Contingencies
      Our rent expense for office equipment, facilities and vehicles was $2.2 million for 2004, $1.8 million for 2003 and $1.6 million for 2002. At December 31, 2004, we are committed, under non-cancelable operating and capital leases, as follows:

						Beyond
	2005	2006	2007	2008	2009	2009	Total

	(In thousands)
Energy-related purchase obligations	$574	$—	$—	$—	$—	$—	$574
Capital leases	184	84	22	—	—	—	290
Non-cancelable operating leases	626	505	460	346	149	166	2,252

	$1,384	$589	$482	$346	$149	$166	$3,116

      At December 31, 2004, we had a $5.4 million obligation under standby letters of credit with LaSalle Bank, NA and Fleet National Bank.
      In August and September 1996, two individual plaintiffs filed lawsuits in the Circuit Court of Cook County, Illinois against us, Cerion Technologies, Inc., certain directors and officers of Cerion, and our underwriter, on behalf of all persons who purchased the common stock of Cerion between May 24, 1996

NASHUA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
and July 9, 1996. These two complaints were consolidated. In March 1997, the same individual plaintiffs joined by a third plaintiff filed a Consolidated Amended Class Action Complaint. The consolidated complaint alleged that, in connection with Cerion’s initial public offering, the defendants issued materially false and misleading statements and omitted the disclosure of material facts regarding, in particular, certain significant customer relationships. In October 1997, the Circuit Court, on motion by the defendants, dismissed the consolidated complaint. The plaintiffs filed a Second Amended Consolidated Complaint alleging similar claims as the first consolidated complaint seeking damages and injunctive relief. On May 6, 1998, the Circuit Court, on motion by the defendants, dismissed with prejudice the Second Amended Consolidated Complaint. The plaintiffs filed with the Appellate Court an appeal of the Circuit Court’s ruling. On November 19, 1999, the Appellate Court reversed the Circuit Court’s ruling that dismissed the Second Amended Consolidated Complaint. The Appellate Court ruled that the Second Amended Consolidated Complaint represented a valid claim and sent the case back to the Circuit Court for further proceedings. On December 27, 1999, we filed a Petition with the Supreme Court of Illinois. In that Petition, we asked the Supreme Court of Illinois to determine whether the Circuit Court or the Appellate Court is correct. Our Petition was denied and the case was sent to the Circuit Court for trial. Discovery has been completed, but no date has been set for trial and pre-trial motions. On October 8, 2003, the Circuit Court heard motions on a summary judgment motion and a class action certification motion. The Circuit Court is expected to rule on these motions at any time. We believe that the lawsuit is without merit and will continue to defend ourselves in this matter. We also believe that we will receive the value of our 37.1 percent ownership in the Cerion Liquidating Trust which was valued at $.9 million on an after-tax basis at December 31, 2004. Our investment in Cerion is included under other assets in our Consolidated Balance Sheet.
      During the third quarter of 2001, we entered into supply agreements for laminated and coated products with The Fasson Roll North America division of Avery Dennison. Under the terms of the agreements, we are committed to purchase a significant portion of the laminated materials we use in our Label Products segment from Avery Dennison through December 31, 2005. If we fail to meet the minimum purchase volumes specified in the agreements, we are subject to financial penalties. We acquired the required quantities and were in compliance with the agreements for 2003 and 2004.
      In December 2002, we eliminated the availability of certain postretirement health benefits to union and non-union employees of Nashua who had at least 10 years of service and chose to retire between age 60 to 65 which provided access to health benefits until age 65. The unions in New Hampshire objected to the action and filed a grievance. The final step of the grievance process is arbitration by the American Arbitration Association. The subject of the Arbitration was the interpretation of the collective bargaining contract language which we believe allows modification of the eligibility of those postretirement health benefits. The unions’ position is that regardless of the contract wording, these benefits cannot be eliminated without bargaining with the unions. The Arbitration hearing occurred on July 28, 2003 and the arbitrator ruled in favor of the unions on October 24, 2003. On November 24, 2003, we filed an appeal of the arbitration decision with the U.S. District Court for the District of New Hampshire. We believe the arbitrator erred in his decision process and in December 2004 we filed briefs supporting our position with the U.S. District Court. We anticipate the complete appeals process could take years.
      On May 30, 2003, Ricoh Company, Ltd. and affiliated companies filed a suit in the U.S. District Court for the District of New Jersey against several defendants, including the largest customer of our Imaging Supplies segment and another company who is a supplier to the Imaging Supplies segment. The Complaint alleged multiple counts of patent infringement, trademark infringement, and unfair competition by the defendants. On October 17, 2003, Ricoh amended the Complaint and added us as an additional co-defendant in the suit. The allegations arose from the sale and distribution of Ricoh compatible toner products. We filed an answer to the Complaint in December 2003. The suit is in the discovery phase. The parties have filed various motions, including summary judgment motions, and are awaiting rulings from the

NASHUA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
court. No trial date has been set. We believe we have valid defenses and potential recourse against certain other co-defendants in this matter.
      On November 5, 2004, Océ North America Inc. and Océ Printing Systems GmbH filed a Complaint for patent infringement against us in the U.S. District Court for the Northern District of Illinois. Océ did not serve the initial Complaint on us. On March 3, 2005, Océ filed the First Amended Complaint in the U.S. District Court for the Northern District of Illinois. The First Amended Complaint was served on us on March 3, 2005. With our outside counsel, we are reviewing the First Amended Complaint and will respond appropriately. Our attorneys continue to evaluate the matter and develop our legal defenses.
      On November 12, 2004, Sandra Hook, a former employee filed suit in Chancery Court for Jefferson County, Tennessee claiming discrimination related to the ending of her employment with us in November 2003 and seeking damages in excess of $1.2 million. We believe Ms. Hook’s claims to be without merit and intend to defend the case vigorously.
      We are involved in certain environmental matters and have been designated by the Environmental Protection Agency, referred to as the EPA, as a potentially responsible party for certain hazardous waste sites. In addition, we have been notified by certain state environmental agencies that some of our sites not addressed by the EPA require remedial action. These sites are in various stages of investigation and remediation. Due to the unique physical characteristics of each site, the technology employed, the extended timeframes of each remediation, the interpretation of applicable laws and regulations and the financial viability of other potential participants, our ultimate cost of remediation is difficult to estimate. Accordingly, estimates could either increase or decrease in the future due to changes in such factors. At December 31, 2004, based on the facts currently known and our prior experience with these matters, we have concluded that it is probable that site assessment, remediation and monitoring costs will be incurred. We have estimated a range for these costs of $.4 million to $1.0 million for continuing operations. These estimates could increase if other potentially responsible parties or our insurance carriers are unable or unwilling to bear their allocated share and cannot be compelled to do so. At December 31, 2004, our accrual balances relating to environmental matters were $.4 million for continuing operations. Based on information currently available, we believe that it is probable that the major potentially responsible parties will fully pay the costs apportioned to them. We believe that our remediation expense is not likely to have a material adverse effect on our consolidated financial position or results of operations.
      We are involved in various other lawsuits, claims and inquiries, most of which are routine to the nature of our business. In the opinion of our management, the resolution of these matters will not materially affect us.

Note 12:	Postretirement Benefits
Defined Contribution Plan
      Eligible employees may participate in the Nashua Corporation Employees’ Savings Plan, a defined contribution 401k plan. We match participating employee contributions at 50 percent for the first 6 percent of base compensation that a participant contributes to the Plan. Contributions can be increased or decreased at the option of our Board of Directors. For 2004, 2003 and 2002 our contributions to this Plan were $.9 million, $1.0 million and $1.0 million, respectively. Participants are immediately vested in all contributions, plus actual earnings thereon.
      The Plan also provides that eligible employees not covered under our defined benefit pension plans may receive a profit sharing contribution. This contribution, which is normally based on our profitability, is discretionary and not defined. Profit sharing contributions were $0 million for both 2004 and 2003 and $.2 million for 2002.

NASHUA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
Retiree Health Care and Other Benefits
      We also provide certain postretirement health care and death benefits to eligible retired employees and their spouses. Salaried participants generally became eligible for retiree health care benefits after reaching age 60 with ten years of service and retired prior to January 1, 2003. Benefits, eligibility and cost-sharing provisions for hourly employees vary by location or bargaining unit. Generally, the medical plans are fully insured managed care plans. In 1993, the postretirement benefit plan was changed to share the cost of benefits with all retirees, resulting in an unrecognized benefit, which is being amortized over the future service period of the active employees. During 2002, we eliminated these benefits for active employees retiring after December 31, 2002. The unions in New Hampshire filed a grievance on the termination of the postretirement medical benefits. The arbitration hearing was held on July 28, 2003 and the arbitrator ruled in favor of the unions on October 24, 2003. On November 24, 2003, we filed an appeal of the arbitrator’s decision in the U.S. District Court for the District of New Hampshire. In December 2004, we filed briefs supporting our position with the court.

NASHUA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

			Postretirement
	Pension Benefits		Benefits

	2004	2003	2004	2003

	(In thousands)
Change in benefit obligation
Projected benefit obligation at beginning of year	$81,721	$70,917	$4,791	$3,893
Service cost	834	771	58	60
Interest cost	4,877	4,624	215	289
Curtailment/ Settlement	(274)	—	(1,820)	944
Actuarial loss (gain)	2,082	7,651	(508)	204
Benefits paid	(2,547)	(2,242)	(451)	(599)

Projected benefit obligation at end of year	$86,693	$81,721	$2,285	$4,791

Change in plan assets
Fair value of plan assets at beginning of year	$64,659	$55,368	—	—
Actual return on plan assets	6,420	11,249	—	—
Employer contribution	458	—	2,695	599
Settlement	(172)	—	—	—
Benefits paid	(2,547)	(1,958)	(2,695)	(599)

Fair value of plan assets at end of year	$68,818	$64,659	$—	$—

Reconciliation of funded status
Funded status	$(17,875)	$(17,062)	$(2,285)	$(4,790)
Unrecognized net actuarial (gain)/loss	21,512	21,005	(1,038)	(2,171)
Unrecognized prior service cost	1,615	1,883	(382)	(448)

Net amount recognized	$5,252	$5,826	$(3,705)	$(7,409)

The amount recognized in our consolidated balance sheet consists of the following:
Pension/postretirement liability	$(17,875)	$(17,062)	$(3,705)	$(7,409)
Accumulated other comprehensive loss	21,512	21,005	—	—
Intangible asset	1,615	1,883	—	—

Net amount recognized	$5,252	$5,826	$(3,705)	$(7,409)

          Assumptions:

	Pension Benefits			Postretirement Benefits

	2004	2003	2002	2004	2003	2002

Weighted-average assumptions used to determine net benefit costs:
Discount rate	6.0%	6.5%	7.25%	6.0%	6.5%	7.25%
Expected return on plan assets	8.5%	8.5%	9.00%	—	—	—
Average rate of compensation increase	N/A	3.0%	3.50%	—	—	—
Weighted-average assumptions used to determine benefit obligations at year end:
Discount rate	6.0%	6.0%	6.5%	6.0%	6.0%	6.5%
Average rate of compensation increase	N/A	N/A	3.0%	N/A	—	—
      The most significant elements in determining our pension income or expense in accordance with FAS 87 are the expected return on plan assets and the discount rate. We assumed an expected long-term

NASHUA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
rate of return on plan assets of 8.5 percent for the years ended December 31, 2004 and December 31, 2003. The assumed long-term rate of return on assets was developed after evaluating input from our third party pension plan investment advisor. The evaluation included their review of asset return expectations and long-term inflation assumptions. This long-term rate of return on assets is applied to a calculated value of plan assets, which recognizes changes in the fair value of plan assets. This produces the expected return on plan assets that is included in the determination of our pension income or expense. The difference between this expected return and the actual return on plan assets is deferred. The net deferral of past asset gains or losses affects the calculated value of plan assets and, ultimately, our future pension income or expense. Should our long-term return on plan assets either fall below or increase above 8.5 percent, our future pension expense would either increase or decrease. The historic rate of returns for our pension plan assets are as follows:

One year	11.5%
Five years	5.3%
Ten years	11.0%
      Our pension plan asset and our target allocation are as follows:

	2004	2005 Target

Asset Category
Equity Securities	57%	55%
Fixed Income	43%	45%
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
      As of December 31, 2004, our pension plan investments were diversified as follows:

(In millions)
Investments
Large cap equities	$21.6
Small cap equities	10.9
International equities	6.5
High yield bonds	5.3
Fixed income/bond investments	24.3
Cash	.2

Total	$68.8

NASHUA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      As of December 31, 2004, our estimated future benefit payments reflecting future service for the fiscal years ending December 31 were as follows:

	Retirement Plan	Hourly	Supplemental
	for Salaried	Employees	Executive
	Employees	Retirement Plan	Retirement Plan	Postretirement

	(In millions)
2005	$1.5	$1.0	$.3	$.4
2006	1.7	1.1	.3	.3
2007	1.9	1.3	.3	.3
2008	2.1	1.4	.3	.2
2009	2.3	1.6	.3	.2
2010-2014	15.3	11.3	1.6	1.1
      Net periodic pension and postretirement benefit (income) costs from continuing operations for the plans, exclusive of gains and losses from freezing and curtailing pension and postretirement plans, includes the following components:

	Pension Benefits			Postretirement Benefits

	2004	2003	2002	2004	2003	2002

	(In thousands)
Components of net periodic (income) cost
Service cost	$834	$771	$1,473	$58	$60	$120
Interest cost	4,877	4,624	4,459	215	289	432
Expected return on plan assets	(5,832)	(5,760)	(5,715)	—	—	—
Amortization of prior service cost	268	268	836	(65)	(65)	(106)
Recognized net actuarial (gain)	858	159	—	(246)	(246)	(195)
Amortization of transition obligation	—	(107)	(123)	—	—	—

Net periodic (income) cost	$1,005	$(45)	$930	$(38)	$38	$251

      Our projected benefit obligation or PBO, accumulated benefit obligation or ABO and fair value of plan assets for our plans that have accumulated benefit obligations in excess of plan assets are as follows:

	2004			2003

	PBO	ABO	Plan Assets	PBO	ABO	Plan Assets

	(In millions)
Supplemental Executive Retirement Plan	$3.1	$3.1	$—	$3.4	$3.4	$—
Hourly Employees Retirement Plan of Nashua Corporation	$36.3	$36.3	$31.0	$33.7	$33.7	$29.0
Retirement Plan for Salaried Employees of Nashua Corporation	$47.3	$47.3	$37.8	$44.7	$44.7	$35.6
      Assumed health care cost trend rates for us have a significant effect on the amounts reported for our health care plan. Our assumed health care cost trend rate is 7 percent for 2005 and ranges from 7 percent to 4 percent for future years. A one percentage-point change in assumed health care cost trend rates would have the following effects:

	1-Percentage	1-Percentage
	Point Increase	Point Decrease

	(In thousands)
Effect on total of service and interest cost components	$11	$(10)
Effect on accumulated postretirement benefit obligation	$118	$(109)

NASHUA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Our annual measurement dates for our pension benefits and postretirement benefits are December 31.
      Approximately $17.9 million and $17.1 million of our accrued pension cost and $3.7 million and $7.4 million of our accrued postretirement benefits for 2004 and 2003, respectively, are included in other long-term liabilities in our accompanying consolidated balance sheet. Intangible pension assets of $1.6 million and $1.9 million for 2004 and 2003, respectively, are included in other assets in our accompanying consolidated balance sheet. We do not expect to make a contribution to either our hourly or salaried pension plans in 2005.
      During the fourth quarters of 2004 and 2003, we recorded non-cash charges of $.3 million and $1.3 million, respectively, to shareholders’ equity because as of December 31, 2004 and December 31, 2003, the accumulated benefit obligations exceeded the fair value of plan assets of company-sponsored pension plans due to increases in our benefit obligation exceeding the increase in fair value of plan assets in 2004 and decreases in our expected return on plan assets and discount rate resulting from current economic trends in 2003. The charges for 2004 and 2003 were net of $.2 million and $.9 million, respectively, in taxes which are included in other assets and reflect increases in our deferred tax assets.
      In October 2004, we made a $2.4 million premium payment to Minnesota Life, a subsidiary of Securian Financial Group, for it to assume the liability for, and the administration of, our death benefit payments related to approximately 580 of our retirees. During the third quarter of 2004, we recognized a $.9 million non-cash pretax gain related to the transfer to Minnesota Life.
      In October 2002, our Board of Directors approved changes to The Nashua Corporation Retirement Plan for Salaried Employees, The Supplemental Executive Retirement Plan and retiree medical and death benefit plans. As a result of these changes, we recognized a gain of $2.7 million related to the elimination of certain benefits related to our retiree medical and death benefit plans and a gain of $.2 million from the buy out of a portion of existing retirees’ death benefits, partially offset by a loss of $2.7 million related to freezing benefits of the salaried pension plans. During 2003, the unions in New Hampshire objected to the elimination of the availability of certain postretirement health benefits to certain union employees. A grievance was filed by the unions and an arbitration hearing was held. The arbitrator ruled in favor of the unions and we have appealed the arbitrator’s decision. In December 2003, we recognized a loss of $1.6 million related to our union retiree medical plans.

Note 13:	Information About Operations
      We have three reportable segments:

(1) Label Products: which converts, prints and sells pressure sensitive labels and tags to distributors and end-users.

(2) Specialty Paper Products: which coats and converts various converted paper products sold primarily to domestic converters and resellers, end-users and private-label distributors. Our Specialty Paper segment’s product scope includes thermal papers, bond papers, carbonless paper, specialty printed papers, such as financial receipts and point-of-sale receipts, wide-format media papers, dry-gum papers, heat seal papers, small rolls and ribbons.

(3) Imaging Supplies: which produces and sells copier supplies (primarily toner and developer) to distributors, value-added resellers and end-users.
      The accounting policies of our segments are the same as those described in Note 1: “Summary of Significant Accounting Policies”. Segment data does not include restructuring and other unusual items, and we do not allocate all corporate costs and assets to our divisions. We evaluate the performance of our segments and allocate resources to them based on pretax income before restructuring and other unusual items.

NASHUA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Our Specialty Paper Products segment was a major supplier of thermal roll stock to our Label Products segment through the third quarter of 2001. Eliminations represent sales between our Specialty Paper Products and Label Products segments. Excluding sales between segments, reflected as eliminations in the table below, external sales for our Specialty Paper Products segment were $162.8 million, $163.6 million and $158.3 million for the years ended December 31, 2004, 2003 and 2002, respectively. Sales between segments and between geographic areas are negotiated based on what we believe to be market pricing.
      We have one group of customers under common control that represents ten percent or more of our consolidated revenues. Combined sales to Wal-Mart and Sam’s Club totaled $33.1 million in 2004, or 11 percent of total sales for 2004, representing sales of $20.5 million for our Specialty Paper Products segment and $12.6 million for our Label Products segment. While no other customer represented ten percent of our consolidated revenues, each of our segments has significant customers. The loss of a significant customer could have a material adverse effect on us or our segments.
      Our reportable segments are strategic business units grouped by product class. We manage them separately because each business requires different technology and marketing strategies.
      The table below presents information about our reported segments for the years ended December 31:

				Income (Loss) Before
	Net Sales			Income Taxes			Identifiable Assets

	2004	2003	2002	2004	2003	2002	2004	2003	2002

	(In millions)
By Reportable Segment:
Label Products	$104.3	$101.8	$100.8	$7.6	$5.8	$5.5	$48.5	$48.2	$41.3
Specialty Paper Products	168.0	169.0	160.7	6.2	4.4	6.5	67.5	63.9	66.7
Imaging Supplies	22.1	23.5	24.0	(.2)	.4	.9	11.0	12.5	13.5
Reconciling Items:
Eliminations	(5.2)	(5.4)	(2.4)	—	—	—	—	—	—
Other(1)	—	—	.1	—	—	—	—	—	—
Unallocated corporate expenses and assets	—	—	—	(7.4)	(7.6)	(7.9)	24.0	27.1	24.7
Interest expense, net	—	—	—	(1.0)	(1.3)	(1.5)	—	—	—
Net gain on curtailment/freeze of pension/postretirement plans	—	—	—	1.0	(1.6)	.2	—	—	—
Restructuring and other unusual items	—	—	—	—	.1	.1	—	—	—

Consolidated	$289.2	$288.9	$283.2	$6.2	$.2	$3.8	$151.0	$151.7	$146.2

(1)	Includes activity from operations which falls below the quantitative thresholds for a reportable segment.

NASHUA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Capital expenditures and depreciation and amortization by reportable segment are set forth below for the years ended December 31:

				Depreciation &
	Capital Expenditures			Amortization

	2004	2003	2002	2004	2002	2003

	(In millions)
Label Products	$2.1	$2.2	$1.8	$2.5	$2.4	$2.2
Specialty Paper Products	3.9	1.0	1.6	3.7	3.8	3.6
Imaging Supplies	.4	.4	.5	1.3	1.4	1.5
Reconciling Items:
Corporate	.2	.7	.4	.4	.3	.3

Consolidated	$6.6	$4.3	$4.3	$7.9	$7.9	$7.6

      The following is information by geographic area as of and for the years ended December 31:

	Net Sales from
	Continuing Operations			Long-Lived Assets

	2004	2003	2002	2004	2003	2002

	(In millions)
By Geographic Area
United States	$289.2	$288.9	$283.2	$75.3	$79.0	$78.7
Reconciling Items:
Discontinued Operations	—	—	—	.9	.9	.9
Deferred tax assets	—	—	—	9.5	11.4	10.2

Consolidated	$289.2	$288.9	$283.2	$85.7	$91.3	$89.8

      Net sales from continuing operations by geographic area are based upon the geographic location from which the goods were shipped and not the customer location.

NASHUA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14:	Quarterly Operating Results (Unaudited)
      Our quarterly operating results based on our use of 13-week periods are as follows:

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter	Year

	(In millions, except per share data)
2004
Net sales	$71,232	$72,625	$72,120	$73,240	$289,217
Gross margin	13,945	13,613	13,780	12,534	53,872
Net income	931	941	1,669	246	3,787
Earnings per common share	.16	.16	.28	.04	.63
Market price:
High	9.04	9.75	11.20	11.65	11.65
Low	8.20	8.25	9.09	10.23	8.20
2003(1)
Net sales	$67,193	$72,431	$74,075	$75,207	$288,906
Gross margin	12,598	13,421	14,024	13,762	53,805
Net income (loss)(2)	176	118	697	(889)	102
Earnings (loss) per common share(2)	.03	.02	.12	(.15)	.02
Market price:
High	9.02	9.48	9.50	9.08	9.50
Low	8.65	8.73	6.75	7.93	6.75

(1)	We acquired the operations assets of The Label Company from Bunzl Distribution in February 2003, as described in Note 2. The operations of The Label Company have been included in our quarterly operating results since the date of acquisition.

(2)	Our fourth quarter includes restructuring income of $68,000 resulting from a net reduction to previously established reserves and a loss of $1.6 million resulting from the adjustment to the curtailment of postretirement plans of our union employees located in New Hampshire, as described in Notes 2 and 12, respectively.
Note 15:     Common Stock Information
      Our stock is traded on the New York Stock Exchange under the trading symbol “NSH.” At December 31, 2004, there were 887 record holders of our common stock.

Note 16:	Related Parties
Leases with Related Parties
      We rent property and did lease equipment under leases with entities partially owned by either a family partnership of which our Chief Executive Officer and his family have total interest or by our Chief Executive Officer. Associated with these leases, we incurred rent expense of approximately $.2 million during 2004, 2003 and 2002. We also pay taxes and utilities and insure property occupied under these leases.
      In December 2003, our Board of Directors approved the purchase of equipment previously leased from a related party. Subsequently, we purchased the equipment and will no longer incur lease expense on the equipment.

NASHUA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Notes Payable to Related Parties
      We have a note payable to one of our executive officers and two notes payable to Nashua employees as discussed in detail in Note 6.
Loans to Related Parties
      We had loans to our Chief Executive Officer and have a loan to a former owner of Rittenhouse Paper Company and current consultant to Nashua relating to life insurance premiums paid on their behalf. These loans are partially collateralized by the cash surrender value of related life insurance policies and fully covered by the death benefit payable under these policies. These loans do not incur interest and are due upon death, settlement or termination of related life insurance policies. At December 31, 2004 and 2003, loans of $1.0 million and $1.2 million, respectively, are included in other assets in our Consolidated Balance Sheet. Below is a summary of related party loan activity:

	Chief	Other
	Executive	Related
	Officer	Party	Total

	(In thousands)
Acquired upon acquisition of Rittenhouse Paper Company on April 17, 2000	$160	$195	$355
Net premiums paid in 2001	154	214	368
Net premiums paid in 2002	—	250	250
Net premiums paid in 2003	—	235	235
Net premiums paid in 2004	—	63	63
Settlement of obligation (see below)	(314)	—	(314)

Balance at December 31, 2004	$0	$957	$957

Collateralized cash surrender value of life insurance policies	$0	$813	$813

      In the fourth quarter of 2003, we incurred a one-time $330,000 charge related to the settlement of future obligations under an employment contract in which we were required to fund a split dollar life insurance policy on behalf of our Chief Executive Officer, Andrew Albert. As part of the agreement, Mr. Albert repaid $313,679 for insurance premiums previously paid by us.

SCHEDULE II
NASHUA CORPORATION AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS

	Balance at
	Previous					Balance at
	End of Year	Additions		Deductions		End of Year

	(In thousands)
DECEMBER 31, 2004:
Allowance for doubtful accounts	$861	$105	(a)	$(312	)(b)	$654
Valuation allowance on state net operating loss carryforwards	$600	$—		$—		$600
DECEMBER 31, 2003:
Allowance for doubtful accounts	$677	$432	(a)	$(248	)(b)	$861
Valuation allowance on state net operating loss carryforwards	$600	—		—		$600
DECEMBER 31, 2002:
Allowance for doubtful accounts	$1,241	$411	(a)	$(975	)(b)	$677
Valuation allowance on state net operating loss carryforwards	$1,885	$—		$(1,285)		$600

(a)	Includes recoveries and amounts charged to costs and expenses.

(b)	Includes accounts deemed uncollectible.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Nashua Corporation:
      We have audited the accompanying consolidated balance sheets of Nashua Corporation as of December 31, 2004 and 2003 and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nashua Corporation at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ ERNST & YOUNG LLP
Manchester, New Hampshire
February 4, 2005

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
      None.

Item 9A.	Controls and Procedures
      1. Our Company’s management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2004. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on their evaluation, our chief executive officer and chief financial officer concluded that as of December 31, 2004, our disclosure controls and procedures were effective at the reasonable assurance level.
      2. No change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.     Other Information
      None.
PART III

Item 10.	Directors and Executive Officers of the Registrant
Directors
      The information required by this Item with respect to directors will be included in our definitive Proxy Statement for our Annual Meeting of Stockholders to be held on May 4, 2005, and is incorporated herein by reference.
Executive Officers of the Registrant
      The information required by this Item with respect to our executive officers is contained in Part I of this Form 10-K.
Code of Ethics
      The information required by this Item with respect to code of ethics will be included in our definitive Proxy Statement for our Annual Meeting of Stockholders to be held on May 4, 2005, and is incorporated herein by reference. In accordance with Item 406 of Regulation S-K, a copy of our code of ethics is available on our website at www.nashua.com under the “Corporate Governance” section of the “Investor Relations” web page. We intend to make all required disclosures concerning any amendments to, or waivers from, our Code of Business Conduct and Ethics on our Internet website.

NYSE Corporate Governance Listing
      As of May 2004, we have filed our annual certification to the NYSE that our CEO is not aware of any violation by us of the NYSE corporate governance listing standards.

Item 11.	Executive Compensation
      The information required by this Item will be included in our definitive Proxy Statement for our Annual Meeting of Stockholders to be held on May 4, 2005, and is incorporated herein by reference. The information specified in Item 402(k) and (l) of Regulation S-K and set forth in our definitive Proxy Statement for our Annual Meeting of Stockholders to be held on May 4, 2005 is not incorporated by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      The information required by this Item will be included in our definitive Proxy Statement for our Annual Meeting of Stockholders to be held on May 4, 2005, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions
      The information required by this Item will be included in our definitive Proxy Statement for our Annual Meeting of Stockholders to be held on May 4, 2005, and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services
      The information required by this Item will be included in our definitive Proxy Statement for our Annual Meeting of Stockholders to be held on May 4, 2005, and is incorporated herein by reference.
PART IV

Item 15.	Exhibits and Financial Statement Schedules
      (a) The following documents are included in Item 8 of Part II of this Form  10-K:
           (1) Financial statements:

•	Consolidated Statements of Operations for each of the three years ended December 31, 2004, 2003 and 2002

•	Consolidated Balance Sheets at December 31, 2004 and December 31, 2003

•	Consolidated Statements of Shareholders’ Equity for each of the three years ended December 31, 2004, 2003 and 2002

•	Consolidated Statements of Cash Flows for each of the three years ended December 31, 2004, 2003 and 2002

•	Notes to Consolidated Financial Statements

•	Report of Independent Auditors
           (2) Financial statement schedule:

•	Schedule II — Valuation and qualifying accounts for each of the three years ended December 31, 2004, 2003 and 2002
      The financial statement schedule should be read in conjunction with our financial statements included in Item 8 of Part II of this Form 10-K. All other schedules have been omitted as they are not applicable, not required, or the information is included in the consolidated financial statements or notes to the consolidated financial statements.
           (3) Exhibits:

2.01		Agreement and Plan of Merger, dated as of March 25, 2002, between Nashua Corporation and Nashua MA Corporation. Incorporated by reference to our Definitive Proxy Statement filed on March 27, 2002.

3.01		Articles of Organization, as amended. Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 28, 2002.

3.02		By-laws, as amended. Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 28, 2002.

4.01		Credit Agreements, dated March 1, 2002 by and among Nashua Corporation, LaSalle Bank, NA and Fleet National Bank. Incorporated by reference to our Current Report on Form 8-K dated March 14, 2002.

4.02		First Amendment to Credit Agreement, dated as of July 15, 2003, by and among Nashua Corporation, Fleet National Bank and LaSalle Bank National Association. Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 27, 2003.

4.03		Waiver and Second Amendment to Credit Agreement, dated as of July 24, 2003, by and among Nashua Corporation, Fleet National Bank and LaSalle Bank National Association. Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 27, 2003.

4.04		Third Amendment to Credit Agreement, dated as of September 25, 2003, by and among Nashua Corporation, Fleet National Bank and LaSalle Bank National Association. Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended September 26, 2003.

4.05		Fourth Amendment to Credit Agreement, dated as of December 30, 2003, by and among Nashua Corporation, Fleet National Bank and LaSalle Bank National Association. Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2003.

4.06		Fifth Amendment to Credit Agreement dated as of March 31, 2004 by and among Nashua Corporation, Fleet National Bank and LaSalle Bank National Association. Incorporated by reference to our current report on Form 8-K dated March 31, 2004 and filed April 2, 2004.

4.07		Sixth Amendment to Credit Agreement dated as of December 1, 2004 by and among Nashua Corporation, Fleet National Bank and LaSalle Bank National Association. Incorporated by reference to our current report on Form 8-K dated December 9, 2004 and filed December 15, 2004.

+10	.01	Amended and Restated 1987 Stock Option Plan. Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 1997.

+10	.02	Amended and Restated 1996 Stock Incentive Plan. Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended April 2, 1999.

+10	.03	1999 Shareholder Value Plan. Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended April 2, 1999.

+10	.04	2004 Value Creation Incentive Plan. Incorporated by reference to our Proxy Statement dated March 23, 2004.

+10	.05*	Change of Control and Severance Agreement, dated as of June 15, 2004 between Nashua Corporation and Andrew B. Albert.

+10	.06*	Change of Control and Severance Agreement, dated as of June 15, 2004 between Nashua Corporation and John L. Patenaude.

+10	.07*	Change of Control and Severance Agreement, dated as of June 15, 2004 between Nashua Corporation and Thomas R. Pagel.

+10	.08*	Change of Control and Severance Agreement, dated as of June 15, 2004 between Nashua Corporation and Margaret S. Adams.

+10	.09	Change of Control and Severance Agreement, dated as of December 15, 2000 between Nashua Corporation and Robert S. Amrein. Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2000.

+10	.10	Change of Control and Severance Agreement, dated as of February 25, 2000 between Nashua Corporation and Donna J. DiGiovine. Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 1999.

+10	.11	Management Incentive Plan. Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2003.

+10	.12	Form of Indemnification Agreement between Nashua Corporation and its directors and executive officers. Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended September 27, 2002.

+10	.13	Deferred Compensation Agreement dated as of December 23, 1996 between Rittenhouse Paper Company and Thomas R. Pagel. Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2000.

10.14		Master Agreement dated as of July 2, 2001, between Nashua Corporation and the Fasson Roll North America division of Avery Dennison Corporation. Incorporated by reference to our Current Report on Form 8-K dated July 9, 2001 and filed on July 12, 2001.

10	.15*	Named executive 2005 salaries.

10	.16*	Non-employee director compensation.

14.01		Code of Ethics. Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2003.

21	.01*	Subsidiaries of the Registrant.

23	.01*	Consent of Ernst & Young LLP.

31	.01*	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 15, 2005.

31	.02*	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 15, 2005.

32	.01*	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 15, 2005.

32	.02*	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 15, 2005.

* —	Filed herewith.

+ —	Identifies exhibits constituting management contracts or compensatory plans or other arrangements required to be filed as an exhibit to this Annual Report on Form 10-K.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nashua Corporation

By:	/s/ John L. Patenaude

John L. Patenaude
Vice President-Finance and
Chief Financial Officer
Date: March 18, 2005
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Andrew B. Albert Andrew B. Albert	Chairman, President and Chief Executive Officer (principal executive officer)	March 18, 2005

/s/ John L. Patenaude John L. Patenaude	Vice President-Finance and Chief Financial Officer (principal financial officer)	March 18, 2005

/s/ Margaret M. Callan Margaret M. Callan	Corporate Controller and Chief Accounting Officer (principal accounting officer)	March 18, 2005

/s/ AVRUM GRAY Avrum Gray	Director	March 18, 2005

/s/ MARK E. SCHWARZ Mark E. Schwarz	Director	March 18, 2005

/s/ L. SCOTT BARNARD L. Scott Barnard	Director	March 18, 2005

/s/ GEORGE R. MRKONIC, JR. George R. Mrkonic, Jr.	Director	March 18, 2005

/s/ JAMES F. ORR III James F. Orr III	Director	March 18, 2005