Form 10-Q
period 2005-04-01
NASHUA CORP
filed 2005-05-16
CIK 69680

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

APRIL 1, 2005
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

Yes ☑	No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑

As of May 1, 2005, the Company has 6,219,734 shares of Common
Stock, par value $1.00 per share, outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NASHUA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	April 1, 2005	December 31,
	(Unaudited)	2004
	(In thousands)
ASSETS:
Current assets:
Cash and cash equivalents	$504	$884
Restricted cash	789	1,202
Accounts receivable	33,523	33,501
Inventories:
Raw materials	14,719	14,124
Work in process	3,918	3,260
Finished goods	8,915	7,841

	27,552	25,225
Other current assets	4,485	4,493

Total current assets	66,853	65,305

Plant and equipment	100,864	99,538
Accumulated depreciation	(61,506)	(59,693)

	39,358	39,845

Goodwill	31,516	31,516
Intangibles, net of amortization	1,336	1,451
Loans to related parties	957	957
Other assets	13,263	11,886

Total assets	$153,283	$150,960

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$19,427	$16,751
Accrued expenses	12,391	12,782
Current maturities of long-term debt	3,400	3,400
Current maturities of notes payable	710	710

Total current liabilities	35,928	33,643

Long-term debt	28,350	27,350
Notes payable to related parties	—	250
Other long-term liabilities	24,627	23,769

Total long-term liabilities	52,977	51,369

Commitments and contingencies (see Note 7)
Common stock	6,220	6,209
Additional paid-in capital	15,523	15,484
Retained earnings	55,644	57,264
Accumulated other comprehensive loss:
Minimum pension liability adjustment, net of tax	(13,009)	(13,009)

Total shareholders’ equity	64,378	65,948

Total liabilities and shareholders’ equity	$153,283	$150,960

See accompanying notes.

NASHUA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	April 1,	April 2,
	2005	2004
	(In thousands, except per share data)
Net sales	$73,177	$71,232
Cost of products sold	61,672	57,287

Gross margin	11,505	13,945
Selling, distribution, general and administrative expenses	11,102	11,416
Research and development expense	562	554
Loss from equity investments	—	139
Interest expense, net	409	314
Special charges	1,685	—
Loss on curtailment of pension benefits	385	—

Income (loss) before income taxes	(2,638)	1,522
Provision (benefit) for income taxes	(1,018)	591

Net income (loss)	$(1,620)	$931

Basic earnings per share:
Net income (loss) per common share	$(0.27)	$0.16

Average common shares	6,079	5,957

Diluted earnings per share:
Net income (loss) per common share assuming dilution	$(0.27)	$0.15

Dilutive effect of stock options	—	112

Average common and potential common shares	6,079	6,069

See accompanying notes.

NASHUA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	April 1,	April 2,
	2005	2004
	(In thousands)
Cash flows from operating activities of continuing operations:
Net income (loss)	$(1,620)	$931
Adjustments to reconcile net income (loss) to cash provided by (used in) continuing operating activities:
Depreciation and amortization	2,021	1,957
Loss on sale/disposal of fixed assets	41	—
Equity in loss from unconsolidated joint ventures	—	139
Net loss on curtailment of pension benefits	385	—
Net change in working capital, net of effects from acquisitions	(1,449)	(7,310)
Other	888	1,401

Cash provided by (used in) continuing operating activities	266	(2,882)

Cash flows from investing activities of continuing operations:
Investment in plant and equipment	(1,478)	(818)
Proceeds from sale of fixed assets	18	—

Cash used in investing activities of continuing operation	(1,460)	(818)

Cash flows from financing activities of continuing operations:
Net proceeds from revolving portion of long-term debt	1,850	4,000
Principal repayments on term portion of long-term debt	(850)	(850)
Repayment of notes payable to related parties	(250)	(250)
Proceeds from shares exercised under stock option plans	70	444

Cash provided by financing activities of continuing operations	820	3,344

Cash used in activities of discontinued operations	(6)	(15)

Decrease in cash and cash equivalents	(380)	(371)
Cash and cash equivalents at beginning of period	884	1,183

Cash and cash equivalents at end of period	$504	$812

Supplemental disclosures of cash flow information:
Interest paid (net of amount capitalized)	$417	$243

Income taxes paid for continuing operations, net	$5	$11

See accompanying notes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying financial statements contain all adjustments consisting of normal recurring accruals necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The accompanying financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004.

Note 2: Acquired Intangible Assets

Details of acquired intangible assets are as follows:

	As of April 1, 2005
			Weighted
	Gross		Average
	Carrying	Accumulated	Amortization
(In thousands)	Amount	Amortization	Period

Trademarks and tradenames	$560	$240	9 years
Licensing agreement	230	138	5 years
Customer relationships and lists	1,062	472	9 years
Customer contracts	620	362	4 years
Non-competition agreements	100	60	5 years
Patented technology	90	54	5 years

	$2,662	$1,326

Amortization Expense:
For the three months ended April 1, 2005		$114
Estimated for the year ending December 31, 2005		$389
Estimated for the year ending December 31, 2006		$345
Estimated for the year ending December 31, 2007		$208
Estimated for the year ending December 31, 2008		$91
Estimated for the year ending December 31, 2009		$57
Estimated for the year ending December 31, 2010		$57
Estimated for the year ending December 31, 2011 and thereafter		$303

Note 3: Pension and Postretirement Benefits

Net periodic pension and postretirement benefit costs for the quarters ended April 1, 2005 and April 2, 2004 from continuing operations for the plans include the following components:

	Pension Benefits for three		Postretirement Benefits
	months ended		for three months ended
	April 1,	April 2,	April 1,	April 2,
	2005	2004	2005	2004
	(In thousands)
Components of net periodic cost
Service cost	$225	$226	$15	$19
Interest cost	1,281	1,208	31	67
Expected return on plan assets	(1,468)	(1,373)	—	—
Amortization of prior service cost	67	67	(16)	(16)
Recognized net actuarial (gain)/loss	308	183	(29)	(52)
Net loss on curtailment	385	—	—	—

Net periodic cost	$798	$311	$1	$18

During the first quarter of 2005, in connection with our decision to exit the toner and developer business which is included in our Imaging Supplies segment, we recognized a loss of $.4 million related to the future curtailment of postretirement benefits for approximately 39 employees included in our hourly pension plan.

We were not required to fund the pension plans in the first quarter of 2005 and do not anticipate payments for the remainder of 2005.

Note 4: Business Changes and Special Charges

On April 1, 2005, we committed to a plan to exit our toner and developer business, which is included in our Imaging Supplies segment, by March 31, 2006. Our toner and developer business employs 71 people located primarily at our facilities in Nashua and Merrimack, New Hampshire. We expect to phase out operations in our toner and developer business by March 31, 2006 in order to fulfill customer commitments. Employees of the toner and developer business will be reduced throughout the closing period. We will retain our resin business which is also part of our Imaging Supplies segment.

Our decision to exit the toner and developer business is the result, in part, of our strategy to exit non-strategic businesses. The decision was also based on our assessment of risk related to new technologies in color and chemical toners where we have limited skill sets, cost of litigation and increases in operating costs.

We have incurred the following charges in connection with exiting the toner and developer business:

(In thousands)
Severance and other employee benefits accrued as of April 1, 2005	$1,685
Curtailment loss on pension benefits accrued as of April 1, 2005	385

We expect to incur the following charges and gain in connection with exiting the toner and developer business:

(In thousands)
Curtailment gain on other postretirement benefits by March 31, 2006	(322)
Depreciation of plant and equipment over the next 12 months	3,200

As of April 1, 2005, we had not made any cash payments related to the charges associated with our decision to exit the toner and developer business.

Special charges in our Consolidated Statements of Operations for the three months ended April 1, 2005 of approximately $1.7 million related to a workforce reduction associated with our decision to exit the toner and developer business.

Details of our reserve related to the workforce reduction is included in “Accrued Expenses” in our Consolidated Balance Sheets and activity recorded during the first quarter of 2005 is as follows:

		Current
	Balance	Period	Balance
(In thousands)	December 31, 2004	Provision	April 1, 2005
Provisions for severance related to workforce reductions	$—	$1,685	$1,685

Our provision for workforce reductions includes severance and other fringe benefits for 67 employees in our Imaging Supplies segment.

Note 5: Stock-Based Compensation

On May 4, 2004 our Board of Directors adopted the 2004 Value Creation Incentive Plan in which restricted stock awards have been granted to certain key executives that will vest upon achievement of certain target average closing prices of our common stock over the 40-consecutive trading day period which ends on the third anniversary of the date of grant, such that 33 percent of such shares shall vest if the 40-day average closing price of at least $13.00 but less than $14.00 is achieved, 66 percent of such shares shall vest if the 40-day average closing price of at least $14.00 but less than $15.00 is achieved, and 100 percent of such shares shall vest if the 40-day average closing price of $15.00 or greater is achieved. The restricted shares vest upon a change of control if the share price at the date of the change in control exceeds $13.00. Shares of the restricted stock are forfeited if the specified closing prices of our common stock are not met.

In addition to our Value Creation Incentive Plan, at April 1, 2005, we had three stock compensation plans, which are described more fully in Note 9 to the consolidated financial statements and related footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2004. We account for those plans under the recognition and measurement principles of APB No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Under APB No. 25, no stock-based employee compensation cost relating to stock option awards is reflected in our net income, as all options under our plans had an exercise price equal to the market value of our common stock on their date of grant. Stock-based compensation, representing grants to non-employee directors and vesting of performance-based restricted stock awards was $.1 million and $0 for the quarters ended April 1, 2005 and April 2, 2004 respectively. The following table illustrates the effect on net income (loss) and earnings per share if we had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” as amended by Statement of Financial Accounting Standards

No. 148, “Accounting for Stock-based Compensation — Transition and Disclosure,” to stock-based employee compensation:

	Three Months Ended
	April 1,	April 2,
	2005	2004
	(In thousands, except per share data)
Net income (loss), as reported	$(1,620)	$931
Add: Stock-based employee compensation expense included in the determination of net income (loss) as reported, net of related tax effects	0	0
Deduct: Stock-based employee compensation (expense), including forfeitures, determined under the fair value based method for all awards, net of related tax effects	(35)	(1)

Pro forma net income (loss)	$(1,655)	$930

Earnings per share:
Basic – as reported	$(0.27)	$0.16

Basic – pro forma	$(0.27)	$0.16

Diluted – as reported	$(0.27)	$0.15

Diluted – pro forma	$(0.27)	$0.15

Note 6: Segment and Related Information

The following table presents information about our reportable segments.

For the Quarter

	Net Sales		Pretax Income
	Three Months Ended		Three Months Ended
	April 1,	April 2,	April 1,	April 2,
	2005	2004	2005	2004
		(In thousands)
Label Products	$26,328	$25,773	$1,163	$1,938
Specialty Paper Products	42,226	40,288	239	1,668
Imaging Supplies	5,874	6,451	(1,982)	146
Reconciling items:
Eliminations	(1,251)	(1,280)	116	—
Other	—	—	68	(11)
Unallocated corporate expenses	—	—	(1,833)	(1,905)
Interest expense, net	—	—	(409)	(314)

Consolidated	$73,177	$71,232	$(2,638)	$1,522

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

On October 28, 2003, the IRS completed an examination of our corporate income tax returns for the years 1998 through 2000 and issued a Notice of Proposed Adjustment which assessed additional taxes of $30,021 excluding interest. While the amount assessed is immaterial, we filed a protest of the proposed adjustment since certain adjustments proposed by the IRS for the years 1995 through 1997 could impact the tax liability for the period 1998 through 2000.

On January 26, 2005, we executed a proposed settlement with the appeals office of the IRS for all outstanding years, which is subject to review and final approval by the Joint Committee on Taxation. The proposed settlement proposes final assessments for all outstanding years totaling $1.2 million before interest.

While we believe that we have provided adequately for our tax liabilities through April 1, 2005, including liabilities related to matters in dispute with taxing authorities, we can provide no assurances that we will prevail in our defense against adjustments proposed in these pending or future federal and state examinations. In addition, the ultimate resolution of these open tax matters could be either in excess of or less than current reserves.

In August and September 1996, two individual plaintiffs filed lawsuits in the Circuit Court of Cook County, Illinois against us, Cerion Technologies, Inc., certain directors and officers of Cerion, and our underwriter, on behalf of all persons who purchased the common stock of Cerion between May 24, 1996 and July 9, 1996. These two complaints were consolidated. In March 1997, the same individual plaintiffs joined by a third plaintiff filed an Amended Consolidated Class Action Complaint. The Amended Consolidated Complaint alleged that, in connection with Cerion’s initial public offering, the defendants issued materially false and misleading statements and omitted the disclosure of material facts regarding, in particular, certain significant customer relationships. In October 1997, the Circuit Court on motion by the defendants dismissed the Amended Consolidated Complaint. The plaintiffs filed a Second Amended Consolidated Complaint alleging similar claims as the First Consolidated Complaint seeking damages and injunctive relief. On May 6, 1998, the Circuit Court, on motion by the defendants, dismissed with prejudice the Second Amended Consolidated Complaint. The plaintiffs filed with the Appellate Court an appeal of the Circuit Court’s ruling. On November 19, 1999, the Appellate Court reversed the Circuit Court’s ruling that dismissed the Second Amended Consolidated Complaint. The Appellate Court ruled that the Second Amended Consolidated Complaint represented a valid claim and sent the case back to the Circuit Court for further proceedings. On December 27, 1999, we filed a petition with the Supreme Court of Illinois. In that petition, we asked the Supreme Court of Illinois to determine whether the Circuit Court or the Appellate Court is correct. Our petition was denied and the case was sent to the Circuit Court for trial. Discovery has been completed, but no date has been set for trial and pre-trial motions. On October 8, 2003, the Circuit Court heard motions on a Summary Judgment motion and a class action certification motion. No ruling has been made. We believe that the lawsuit is without merit and will continue to defend ourselves in this matter. We also believe that we will receive the value of our 37.1 percent ownership in the Cerion Liquidating Trust, which our ownership was valued at $.9 million on an after-tax basis at April 1, 2005. Our investment in Cerion is included under other assets in our Consolidated Balance Sheet.

In December 2002, we eliminated the availability of certain postretirement health benefits to union and non-union employees of Nashua who had at least 10 years of service and chose to retire between age 60 to 65 which provided access to health benefits until age 65. The unions in New Hampshire objected to the action and filed a grievance. The final step of the grievance process is arbitration by the American Arbitration Association. The subject of the Arbitration was the interpretation of the collective bargaining contract language which we believe allows modification of the eligibility of those postretirement health benefits. The unions’ position is that regardless of the contract wording, these benefits cannot be eliminated without bargaining with the unions. The Arbitration hearing occurred on July 28, 2003 and the arbitrator ruled in favor of the unions on October 24, 2003. On November 24, 2003, we filed an appeal of the arbitration decision with the U.S. District Court for the District of New Hampshire. On March 14, 2005, the court ruled on the motions and upheld the arbitrator’s award. On April 11, 2005, we filed an appeal with the Federal Court of Appeals.

On May 30, 2003, Ricoh Company, Ltd. and affiliated companies filed a suit in the U.S. District Court for the District of New Jersey against several defendants, including the largest customer of our Imaging Supplies segment and another company who is a supplier to the Imaging Supplies segment. The Complaint alleged multiple counts of patent infringement, trademark infringement and unfair competition by the defendants. On October 17, 2003, Ricoh amended the Complaint and added us as an additional co-defendant in the suit. The allegations arose from the sale and distribution of Ricoh compatible toner products. We filed an answer to the Complaint in December 2003. The suit is in the discovery phase. The parties have filed various motions, including summary judgment motions, and are awaiting rulings from the District Court. On April 12, 2005, the District Court granted the summary judgment motion dismissing the counts related to trademark infringement and unfair competition. No trial date has been set. We believe we have valid defenses and potential recourse against certain other co-defendants in this matter.

On November 5, 2004, Océ North America Inc. and Océ Printing Systems GmbH filed a Complaint for patent infringement against us in the U.S. District Court for the Northern District of Illinois. Océ did not serve the initial Complaint on us. On March 3, 2005, Océ filed a First Amended Complaint in the U.S. District Court for the Northern District of Illinois. The First Amended Complaint was served on us on March 3, 2005. We filed an Answer and Counterclaims to the First Amended Complaint on April 22, 2005. Our attorneys continue to evaluate the matter and develop our legal defenses. The extent of possible damages, if any, in this action cannot yet be determined.

On November 12, 2004, Sandra Hook, a former employee, filed suit in Chancery Court for Jefferson County, Tennessee claiming discrimination related to the ending of her employment with us in November 2003 and seeking damages in excess of $1.2 million. Prior to filing suit against us on March 4, 2004, Ms. Hook filed a complaint with the Tennessee Human

Rights Commission claiming discrimination in connection with the termination of her employment with us in November 2005. The Tennessee Human Rights Commission completed an investigation and found no basis to continue with a claim against us. We believe Ms. Hook’s claims to be without merit and intend to defend the case vigorously.

We are involved in certain environmental matters and have been designated by the Environmental Protection Agency, referred to as the EPA, as a potentially responsible party for certain hazardous waste sites. In addition, we have been notified by certain state environmental agencies that some of our sites not addressed by the EPA require remedial action. These sites are in various stages of investigation and remediation. Due to the unique physical characteristics of each site, the technology employed, the extended timeframes of each remediation, the interpretation of applicable laws and regulations and the financial viability of other potential participants, our ultimate cost of remediation is difficult to estimate. Accordingly, estimates could either increase or decrease in the future due to changes in such factors. At April 1, 2005, based on the facts currently known and our prior experience with these matters, we have concluded that it is probable that site assessment, remediation and monitoring costs will be incurred. We have estimated a range for these costs of $0.4 million to $1.0 million for continuing operations. These estimates could increase if other potentially responsible parties or our insurance carriers are unable or unwilling to bear their allocated share and cannot be compelled to do so. At April 1, 2005, our accrual balance relating to environmental matters was $0.4 million. Based on information currently available, we believe that it is probable that the major potentially responsible parties will fully pay the costs apportioned to them. We believe that our remediation expense is not likely to have a material adverse effect on our consolidated financial position or results of operations.

We are involved in various other lawsuits, claims and inquiries, most of which are routine to the nature of our business. In the opinion of our management, the resolution of these matters will not materially affect our Company.

Note 8: Subsequent Event

On April 14, 2005, we entered into a Seventh Amendment to our Credit Agreement with LaSalle Bank National Association and Fleet National Bank, a Bank of America Company, to amend our Credit Agreement dated March 1, 2002, as amended. The Seventh Amendment increases the revolving commitment under the Credit Agreement from $30 million to $35 million.

Note 9: New Accounting Pronouncement

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123, Share-Based Payment (FAS 123R). This standard is a revision of FAS 123, Accounting for Stock-Based Compensation, and requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. In April 2005, the Securities and Exchange Commission delayed the effective date of FAS 123R to annual periods beginning after June 15, 2005. We expect to adopt FAS 123R in fiscal year 2006 using the modified prospective application method, which does not require restating previous periods’ results. No additional compensation expense would be recorded for any vested awards outstanding as of the effective date. We are in the process of evaluating the impact of this pronouncement on our consolidated financial position, operations and cash flows and we do not currently anticipate any material accounting or disclosure requirement under the adoption of this new accounting pronouncement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Our net sales increased $2.0 million, or 2.8 percent, to $73.2 million for the first quarter of 2005 compared to $71.2 million for the first quarter of 2004. Our gross margin percentage decreased to 15.7 percent for the first quarter of 2005 compared to 19.6 percent in the first quarter of 2004. Our selling and distribution expenses increased, and our administrative expenses decreased for the first quarter of 2005 compared to the first quarter of 2004. Selling, distribution, general and administrative expenses as a percentage of sales decreased to 15.2 percent for the first quarter of 2005 compared to 16.0 percent in the first quarter of 2004. Our Label Products and our Specialty Paper Products segments operated profitably while our Imaging Supplies segment incurred a $2.0 million pretax loss during the first quarter of 2005.

We believe that overcapacity and intense competition continue to characterize the label and paper converting industry. Thus we will continue to focus on initiatives which increase our profitability and provide our customer base with higher value products and services. We will continue our focus on obtaining price increases that provide us reasonable gross margin, cost containment initiatives, and investments which make our business more efficient. We will also pursue technologies, such as radio frequency identification products (RFID) which are of growing importance to our customer base.

On April 1, 2005 we committed to a plan to exit our toner and developer business, which is included in our Imaging Supplies segment, by March 31, 2006. Our decision to exit the toner and developer business is the result, in part, of our strategy to exit non-strategic businesses. The decision was also based on our assessment of risk related to new technologies in color and chemical toners where we have limited skill sets, cost of litigation and increases in operating costs. To date, we have recorded severance and other employee benefit expenses of $1.7 million and pension curtailment cost of $0.4 million related to the exit of the toner and developer business. We expect depreciation on plant and equipment to be approximately $3.2 million between April 1, 2005 and March 31, 2006. While expenses have been recorded, we also have the land and buildings located in Nashua, New Hampshire under a purchase and sale agreement subject to the financing of the buyer, Southern New Hampshire Services. The proposed transaction is expected to close in June 2006. We also plan to seek buyers for our land and buildings located in Merrimack, New Hampshire. We have also received indications of interest and are in various phases of discussions with parties regarding the sale of our intellectual assets and equipment utilized in the toner and developer business. In the event of such a sale or sales, the proceeds, when received, would partially offset, and may completely offset, the costs incurred in connection with exiting the toner and developer business. However, there is no assurance that such sale or sales will be consummated or when and if any proceeds will be received.

Results of Operations For the First Quarter of 2005 Compared to the First Quarter of 2004

	First Quarter	First Quarter
	2005	2004
	(in millions)
Net sales	$73.2	$71.2
Gross margin %	15.7%	19.6%
Selling and distribution expenses	$6.6	$6.2
General and administrative expenses	$4.5	$5.2
Research and development expenses	$.6	$.6
Interest expense, net	$.4	$.3
Special charges	$1.7	$—
Loss on curtailment of pension benefits	$.4	$—
Income (loss) before income taxes	$(2.6)	$1.5
Net income (loss)	$(1.6)	$.9
Depreciation and amortization	$2.0	$2.0
Investment in plant and equipment	$1.5	$.8

Our net sales increased $2.0 million, or 2.8 percent, to $73.2 million for the first quarter of 2005 compared to $71.2 million for the first quarter of 2004. The increase was due to higher sales in our Label Products and Specialty Paper Products segments, which partially offset lower sales in our Imaging Supplies segment.

Our gross margin percentage decreased to 15.7 percent for the first quarter of 2005 compared to 19.6 percent in the first quarter of 2004 and this was a primary factor of our operating loss in the first quarter of 2005. The decrease was due to decreased margin percentages in each of our segments. Gross margin decreased $2.4 million to $11.5 million for the first quarter of 2005 compared to $13.9 million in the first quarter of 2004 due primarily to the lower margin percentages, which were primarily attributable to increased raw material costs which we have only partially passed on to customers and an unfavorable product mix within our segments.

Selling and distribution expenses increased $0.4 million to $6.6 million for the first quarter of 2005 compared to $6.2 million for the first quarter of 2004. The increase was primarily due to higher distribution costs due to increased sales volume and higher freight costs. As a percent of sales, selling and distribution expenses increased from 8.7 percent for the first quarter of 2004 to 9.0 percent for the first quarter of 2005.

General and administrative expenses decreased $.7 million to $4.5 million for the first quarter of 2005 compared to $5.2 million for the first quarter of 2004. The decrease was primarily due to lower headcount and higher rental income associated with renting excess warehouse space at our Merrimack, New Hampshire facility which more than offset severance expenses related to headcount reductions taken in the first quarter of 2005. As a percent of sales, general and administrative expenses decreased from 7.4 percent for the first quarter of 2004 to 6.1 percent for the first quarter of 2005.

Research and development expenses remained unchanged at $.6 million for both the first quarter of 2005 and the first quarter of 2004.

We had a pretax loss of $2.6 million for the first quarter of 2005 compared to pretax income of $1.5 million in the first quarter of 2004. The $4.1 million decrease is due to our plan to exit the toner and developer business included in the Imaging

Supplies segment by March 31, 2006 and lower margins in each of our segments. In connection with the exit plan, we incurred special charges of $1.7 million related to severance charges and a loss on curtailment of pension benefits of $0.4 million, both in the first quarter of 2005.

The estimated annual effective income tax rate was 38.6 percent for the first quarter of 2005 and 38.8 percent for the first quarter of 2004. The estimated rates were higher than the U.S. statutory rate principally due to the impact of state income taxes.

Our net loss for the first quarter of 2005 was $1.6 million, or ($0.27) per share, compared to net income of $0.9 million or $0.16 per share for the first quarter of 2004.

Details of our reserve related to the workforce reduction is included in “Accrued Expenses” in our Consolidated Balance Sheets and activity recorded during the first quarter of 2005 is as follows:

	Balance	Current
	December 31,	Period	Balance
(In thousands)	2004	Provision	April 1, 2005
Provisions for severance related to workforce reductions	$—	$1,685	$1,685

Our provision for workforce reductions includes severance and other fringe benefits for 67 employees in our Imaging Supplies segment.

Results of Operations by Reportable Segment For the First Quarter of 2005 Compared to the First Quarter of 2004

Label Products Segment

	First Quarter	First Quarter
	2005	2004
	(in millions)
Net sales	$26.3	$25.8
Gross margin %	14.1%	17.7%
Selling and distribution expenses	$1.6	$1.5
General and administrative expenses	$.9	$1.0
Income before interest and taxes	$1.2	$1.9
Depreciation and amortization	$.7	$.6
Investment in plant and equipment	$.5	$.3

Net sales for our Label Products segment increased $0.5 million, or 1.9 percent, to $26.3 million for the first quarter of 2005 compared to $25.8 million for the first quarter of 2004. The increase primarily resulted from a $2.8 million increase in our automatic identification product line which was partially offset by declines of $1.4 million in our supermarket scale product line, $0.6 million in our EDP product line, and $0.3 million in the inform product line. The increase in automatic identification label sales resulted primarily from incremental business gained from the addition of a major customer. The decreased sales in our supermarket scale product line are primarily a result of lost business which is now produced by the customer itself.

Gross margin for our Label Products segment decreased $0.9 million to $3.7 million for the first quarter of 2005 compared to $4.6 million for the first quarter of 2004. As a percentage of net sales, the gross margin percentage decreased from 17.7 percent for the first quarter of 2004 to 14.1 percent in the first quarter of 2005. The decrease in the gross margin percentage was related to the loss of higher margin business as well as increased raw material costs which we have only partially passed on to customers. A portion of the segment’s inventory is costed on a last in/first out (LIFO) basis which causes material price increases to be expensed sooner than that on a first in/first out (FIFO) basis.

Selling and distribution expenses for our Label Products segment increased $0.1 million to $1.6 million for the first quarter of 2005 compared to $1.5 million for the first quarter of 2004. The increase was primarily due to normalized bad debt expenses in 2005 as we had a bad debt recovery that occurred in the first quarter of 2004. As a percentage of net sales, selling and distribution expenses increased from 5.8 percent for the first quarter of 2004 to 6.1 percent for the first quarter of 2005.

General and administrative expenses for our Label Products segment decreased $0.1 million in the first quarter of 2005 compared to the first quarter of 2004 primarily due to lower employee incentive expenses. As a percentage of sales, general and administrative expenses decreased from 3.9 percent for the first quarter of 2004 to 3.5 percent for the first quarter of 2005.

The pretax income for our Label Products segment decreased $0.7 million to $1.2 million for the first quarter of 2005 compared to $1.9 million for the first quarter of 2004 due to lower gross margin from increased material costs which have not been passed on to the customers and a less favorable customer and product mix.

Specialty Paper Products Segment

	First Quarter	First Quarter
	2005	2004
	(in millions)
Net sales	$42.2	$40.3
Gross margin %	15.8%	20.0%
Selling and distribution expenses	$4.7	$4.3
General and administrative expenses	$1.5	$1.9
Research and development expenses	$.2	$.2
Income before interest and taxes	$.2	$1.7
Depreciation and amortization	$.9	$.9
Investment in plant and equipment	$1.0	$.4

Net sales for our Specialty Paper Products segment increased $1.9 million, or 4.8 percent, to $42.2 million for the first quarter of 2005 compared to the first quarter of 2004. The increase in net sales from the first quarter of 2005 was related to increases of $1.5 million of wide-format products, $1.0 million of our thermal face sheet product line, $0.8 million of fraud prevention products, $0.5 million of financial receipt product line, which were partially offset by net sales decreases of $0.7 million of ticket and tag products, $0.6 million of bond, carbonless and fax paper products, $0.2 million of dry gum and a net decrease of $0.4 million of other product lines. The increase in our thermal face sheet products was primarily due to incremental volume received from a major customer. The increase in our wide-format products resulted from new customer business. The continued shift in printing technologies in point-of-sale (POS) equipment from impact to thermal printers resulted in lower sales of bond and carbonless products. The decrease in the thermal ticket and tag product lines results from the loss of airline ticket business.

Gross margin for our Specialty Paper Products segment decreased $1.4 million to $6.7 million for the first quarter of 2005 compared to $8.1 million for the first quarter of 2004. As a percentage of net sales, the gross margin percentage decreased from 20.0 percent for the first quarter of 2004 to 15.8 percent for the first quarter of 2005 due primarily to higher raw material costs, sales declines in the higher margin product lines and decrease in margins associated with competitive market pricing conditions related to thermal products used in POS applications and thermal face sheet sold to laminators.

Selling and distribution expenses for our Specialty Paper Products segment increased $0.4 million to $4.7 million for the first quarter of 2005 compared to $4.3 million for the first quarter of 2004. The increase was driven primarily by higher distribution expenses related to the higher sales volume, increased freight charges and severance charges related to headcount reductions in the first quarter of 2005. As a percentage of net sales, selling and distribution expenses increased to 11.1 percent for the first quarter of 2005 from 10.6 percent for the first quarter of 2004.

General and administrative expenses for our Specialty Paper Products segment decreased $0.4 million to $1.5 million in the first quarter of 2005 compared to the first quarter of 2004. The decrease was driven by reduced headcount as well as higher rental income associated with renting excess warehouse space at our Merrimack, NH facility. As a percentage of net sales, general and administrative expenses decreased from 4.8 percent for the first quarter of 2004 to 3.5 percent for the first quarter of 2005.

Research and development expenses remained unchanged at $.2 million for both the first quarter of 2005 and the first quarter of 2004.

The pretax income for our Specialty Paper Products segment decreased $1.5 million from $1.7 million for the first quarter of 2004 compared to to $0.2 million for the first quarter of 2005. The lower income resulted mainly from lower gross margins as explained above.

Imaging Supplies Segment

	First Quarter	First Quarter
	2005	2004
	(in millions)
Net sales	$5.9	$6.5
Gross margin %	17.5%	20.2%
Selling and distribution expenses	$.3	$.4
General and administrative expenses	$.3	$.4
Research and development expenses	$.3	$.4
Loss on curtailment of pension benefits	$(.4)	—
Special charges	$1.7	$—
Income (loss) before interest and taxes	$(2.0)	$.1
Depreciation and amortization	$.3	$.3
Investment in plant and equipment	$—	$.1

Net sales for our Imaging Supplies segment decreased $0.6 million, or 9.0 percent, from $6.5 million for the first quarter of 2004 compared to $5.9 million for the first quarter of 2005. Lower sales of Xerox and Ricoh compatible toners and resin products were partially offset by higher sales of Océ and IBM compatible toners. The lower sales of Xerox compatible toner were due to the partial loss of a major customer and the sales decline in more mature products. The lower sales of Ricoh compatible toner were driven mainly by lower sales of mature products. The increase in Océ compatible toner sales was due to a new product introduction in 2004.

Gross margin for our Imaging Supplies segment decreased $0.3 million from $1.3 million for the first quarter of 2004 compared to $1.0 million for the first quarter of 2005. As a percentage of net sales, gross margin decreased from 20.2 percent for the first quarter of 2004 to 17.5 percent for the first quarter of 2005. The decrease in gross margin was primarily attributable to the lower sales volume, higher raw material costs and a shift in sales mix to lower margin products.

Selling and distribution expenses for our Imaging Supplies segment decreased $0.1 million to $0.3 million for the first quarter of 2005 compared to $0.4 million for the first quarter of 2004. As a percent of net sales, selling and distribution expenses decreased from 6.0 percent for the first quarter of 2004 to 5.0 percent in the first quarter of 2005. The decrease was primarily driven by lower headcount as well as lower distribution costs.

General and administrative expenses for our Imaging Supplies segment decreased $0.1 million in the first quarter of 2005 compared $0.4 million to the first quarter of 2004. As a percentage of net sales, general and administrative expenses decreased from 6.2 percent for the first quarter of 2004 to 5.0 percent for the first quarter of 2005. The decrease was due to lower legal expenses, headcount reductions and lower incentive cost.

Research and development expenses decreased $0.1 million to $0.3 million for the first quarter of 2005 compared to $.4 million for the first quarter of 2004. The decrease was due primarily to reduced product trials.

The pretax loss was $2.0 million for the first quarter of 2005 compared to pretax income of $146,000 for the first quarter of 2004. The decrease was primarily due to our decision to exit the toner and developer business in addition to lower sales, which was partially offset by lower operating expenses. In connection with the exit plan, we incurred special charges of $1.7 million related to severance charges and a loss on curtailment of pension benefits of $0.4 million.

Liquidity, Capital Resources and Financial Condition

Cash and cash equivalents decreased $.4 million during the first quarter of 2005 to $.5 million at April 1, 2005. Cash provided by continuing operations of $.3 million and cash provided by financing activity of $.8 million were offset by $1.5 million invested in plant and equipment.

Cash flow provided by operations in the first quarter of 2005 included a $1.4 million decrease in net working capital. The $1.4 million decrease in net working capital resulted from a $2.7 million increase in accounts payable offset by a $2.3 million increase in inventory, a $.7 million increase in accounts receivable, a $.7 million increase in other current assets and a $.4 million decrease in accrued expenses. The increased accounts payable and inventory was the result of increases in all segments primarily due to increased raw material prices impacting timing of inventory purchases.

We are party to a Credit Agreement, dated March 1, 2002, with LaSalle Bank, NA as Agent and Issuing Bank and Fleet National Bank, a Bank of America Company, that, as amended, consists of a term loan of $15 million and, effective April 14, 2005, a revolving loan commitment of $35 million that requires us to maintain certain financial covenants such as total funded debt to adjusted earnings before interest, income taxes, depreciation and amortization, also known as adjusted EBITDA, and a fixed charge coverage ratio. Borrowings under the Credit Agreement are collateralized by a security interest in our accounts receivable, inventories, certain machinery and equipment and real estate located in Merrimack, New Hampshire. We had $1.5 million of additional borrowing capacity at April 1, 2005 under our revolving loan commitment and a $2.7 million obligation under standby letters of credit with the banks. We entered into a first amendment to the Credit Agreement, effective July 15, 2003, to increase the term loan under the Credit Agreement from $10 million to $15 million and to adjust the terms of the quarterly interest payments. We entered into a second amendment to the Credit Agreement, effective July 24, 2003, to waive our non-compliance with the funded debt to EBITDA ratio and the minimum EBITDA financial covenants for the quarter ended June 27, 2003. We entered into a third amendment to the Credit Agreement, effective September 25, 2003, to replace the minimum EBITDA covenant with a minimum adjusted EBITDA covenant, and we entered into a consent and fourth amendment to the Credit Agreement, effective December 30, 2003, adding the provision to the funded debt to EBITDA ratio, for the computation period ended December 31, 2003 only, to be computed as the funded debt to adjusted EBITDA ratio.

We entered into a fifth amendment to the Credit Agreement, effective March 31, 2004, a sixth amendment effective December 1, 2004, and a seventh amendment effective April 14, 2005. Together these amendments:

•	extended the term of the credit facility to February 28, 2007;

•	modified the definition of fixed charge coverage ratio to provide that (1) the ratio is based on our adjusted EBITDA and (2) payments of principal of funded debt, included in the calculation of the fixed charge coverage ratio, are limited to the last four principal payments;

•	replaced the definition and covenant relating to the total debt to EBITDA ratio with a definition and covenant relating to the funded debt to adjusted EBITDA ratio;

•	eliminated the covenant relating to minimum adjusted EBITDA;

•	adjusted the interest rate on loans outstanding under the credit facility to provide that the interest rate is based on the funded debt to adjusted EBITDA ratio and that the interest rate is, at our option, either (1) a range from zero to .25 percent over the base rate (prime) or (2) a range from 1.5 percent to 2.0 percent over LIBOR;

•	modified the definitions of Revolving Outstanding and Stated Amount to include the IRB Letter of Credit;

•	adjusted the letter of credit commitment amount to include the IRB Letter of Credit;

•	adjusted the covenants on the limitations on debt and liens to exclude the debt to the IDB and related liens;

•	adjusted the description of any non-payment of other debt to include debt arising under the Reimbursement Agreement relating to the IRB Letter of Credit; and

•	increased the revolving loan commitment under the Credit Agreement from $30 million to $35 million.

Under the amended Credit Agreement, we are also subject to a non-use fee for any unutilized portion of our revolving loan that ranges from .25 percent to .375 percent based on our funded debt to adjusted EBITDA ratio. For the three months ended April 1, 2005 and April 2, 2004, the weighted average annual interest rate on our long-term debt was 3.5 percent and 3.3 percent, respectively.

Furthermore, without prior consent of our lenders, the Credit Agreement limits, among other things, the payment of dividends to $.6 million, capital expenditures to $8.0 million, the incurrence of additional debt and restricts the sale of certain assets and merger or acquisition activities. We were in compliance with the financial covenants and our compliance at April 1, 2005 under the amended Credit Agreement is as follows:

April 1, 2005
Covenant	Requirement	Compliance
• Maintain a fixed charged coverage ratio	Not less than 1.1 to 1.0	1.3 to 1.0
• Maintain a funded debt to adjusted EBITDA ratio	Less than 2.75 to 1.0	2.57 to 1.0

Pursuant to our amended Credit Agreement at April 1, 2005, our minimum payment obligations relating to long-term debt are as follows:

				2008 and
(In thousands)	2005	2006	2007	Beyond	Total
Term portion of long-term debt	$2,550	$3,400	$100	$—	$6,050
Revolving portion of long-term debt	—	—	22,900	—	22,900
Industrial revenue bond	—	—	—	2,800	2,800

	$2,550	$3,400	$23,000	$2,800	$31,750

At April 1, 2005, we had unused proceeds from the Industrial Development Revenue Bond issued by the Industrial Development Board of the City of Jefferson City, Tennessee. The unused proceeds from the IRB of $.8 million are included in “Restricted Cash” in our Consolidated Balance Sheets.

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

New Accounting Pronouncement

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123, Share-Based Payment (FAS 123R). This standard is a revision of FAS 123, Accounting for Stock-Based Compensation, and requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. In April 2005, the Securities and Exchange Commission delayed the effective date of FAS 123R to annual periods beginning after June 15, 2005. We expect to adopt FAS 123R in fiscal year 2006 using the modified prospective application method, which does not require restating previous periods’ results. No additional compensation expense would be recorded for any vested awards outstanding as of the effective date. We are in the process of evaluating the impact of this pronouncement on our consolidated financial position, operations and cash flows and we do not currently anticipate any material accounting or disclosure requirement under the adoption of this new accounting pronouncement.

Critical Accounting Policies

Our critical accounting policies have not changed materially from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2004.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of April 1, 2005. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commissions’ rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of April 1, 2005, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended April 1, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In August and September 1996, two individual plaintiffs filed lawsuits in the Circuit Court of Cook County, Illinois against us, Cerion Technologies, Inc., certain directors and officers of Cerion, and our underwriter, on behalf of all persons who purchased the common stock of Cerion between May 24, 1996 and July 9, 1996. These two complaints were consolidated. In March 1997, the same individual plaintiffs joined by a third plaintiff filed an Amended Consolidated Class Action Complaint. The Amended Consolidated Complaint alleged that, in connection with Cerion’s initial public offering, the defendants issued materially false and misleading statements and omitted the disclosure of material facts regarding, in particular, certain significant customer relationships. In October 1997, the Circuit Court on motion by the defendants, dismissed the Amended Consolidated Complaint. The plaintiffs filed a Second Amended Consolidated Complaint alleging similar claims as the First Consolidated Complaint seeking damages and injunctive relief. On May 6, 1998, the Circuit Court, on motion by the defendants, dismissed with prejudice the Second Amended Consolidated Complaint. The plaintiffs filed with the Appellate Court an appeal of the Circuit Court’s ruling. On November 19, 1999, the Appellate Court reversed the Circuit Court’s ruling that dismissed the Second Amended Consolidated Complaint. The Appellate Court ruled that the Second Amended Consolidated Complaint represented a valid claim and sent the case back to the Circuit Court for further proceedings. On December 27, 1999, we filed a petition with the Supreme Court of Illinois. In that petition, we asked the Supreme Court of Illinois to determine whether the Circuit Court or the Appellate Court is correct. Our petition was denied and the case was sent to the Circuit Court for trial. Discovery has been completed, but no date has been set for trial and pre-trial motions. On October 8, 2003, the Circuit Court heard motions on a Summary Judgment motion and a class action certification motion. No ruling has been made. We believe that the lawsuit is without merit and will continue to defend ourselves in this matter. We also believe that we will receive the value of our 37.1 percent ownership in the Cerion Liquidating Trust, which our ownership was valued at $.9 million on an after-tax basis at April 1, 2005. Our investment in Cerion is included under other assets in our Consolidated Balance Sheet.

On May 30, 2003, Ricoh Company, Ltd. and affiliated companies filed a suit in the U.S. District Court for the District of New Jersey against several defendants, including the largest customer of our Imaging Supplies segment and another company who is a supplier to the Imaging Supplies segment. The Complaint alleged multiple counts of patent infringement, trademark infringement and unfair competition by the defendants. On October 17, 2003, Ricoh amended the Complaint and added us as an additional co-defendant in the suit. The allegations arose from the sale and distribution of Ricoh compatible toner products. We filed an answer to the Complaint in December 2003. The suit is in the discovery phase. The parties have filed various motions, including summary judgment motions, and are awaiting rulings from the District Court. On April 12, 2005, the District Court granted the summary judgment motion dismissing the counts related to trademark infringement and unfair competition. No trial date has been set. We believe we have valid defenses and potential recourse against certain other co-defendants in this matter.

In December 2002, we eliminated the availability of certain postretirement health benefits to union and non-union employees of Nashua who had at least 10 years of service and chose to retire between age 60 to 65 which provided access to health benefits until age 65. The unions in New Hampshire objected to the action and filed a grievance. The final step of the grievance process is arbitration by the American Arbitration Association. The subject of the Arbitration was the interpretation of the collective bargaining contract language which we believe allows modification of the eligibility of those postretirement health benefits. The unions’ position is that regardless of the contract wording, these benefits cannot be eliminated without bargaining with the unions. The Arbitration hearing occurred on July 28, 2003 and the arbitrator ruled in favor of the unions on October 24, 2003. On November 24, 2003, we filed an appeal of the arbitration decision with the U.S. District Court for the District of New Hampshire. On March 14, 2005, the court ruled on the motions and upheld the arbitrator’s award. On April 11, 2005, we filed an appeal with the Federal Court of Appeals.

On November 5, 2004, Océ North America Inc. and Océ Printing Systems GmbH filed a Complaint for patent infringement against us in the U.S. District Court for the Northern District of Illinois. Océ did not serve the initial Complaint on us. On March 3, 2005, Océ filed a First Amended Complaint in the U.S. District Court for the Northern District of Illinois. The First Amended Complaint was served on us on March 3, 2005. We filed an Answer and Counterclaim to the First Amended Complaint on April 22, 2005. Our attorneys continue to evaluate the matter and develop our legal defenses.

On November 12, 2004, Sandra Hook, a former employee, filed suit in Chancery Court for Jefferson County, Tennessee claiming discrimination related to the ending of her employment with us in November 2003 and seeking damages in excess of $1.2 million. Prior to filing suit against us on March 4, 2004, Ms. Hook filed a complaint with the Tennessee Human Rights Commission claiming discrimination in connection with the termination of her employment with us in November 2005. The Tennessee Human Rights Commission completed an investigation and found no basis to continue with a claim against us. We believe Ms. Hook’s claims to be without merit and intend to defend the case vigorously.

ITEM 5. OTHER INFORMATION

Matters Affecting Future Results

Information we provide in this Form 10-Q may contain forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995. We may also make forward-looking statements in other reports we file with the Securities and Exchange Commission, in materials we deliver to stockholders and in our press releases. In addition, our representatives may, from time to time, make oral forward-looking statements. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that is not directly related to historical or current fact. Words such as “anticipates,” “believes,” “expects,” “estimates,” “intends,” “plans,” “projects,” “can,” “may” and similar expressions are intended to identify such forward-looking statements. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated. Such risks and uncertainties include, but are not limited to, our future capital needs, stock market conditions, the price of our stock, fluctuations in customer demand, intensity of competition from other vendors, timing and acceptance of our new product introductions, general economic and industry conditions, delays or difficulties in programs designed to increase sales and improve profitability, the settlement of tax issues, the possibility of a final award of material damages in our pending litigation, goodwill impairment, and other risks detailed in this Form 10-Q in our filings with the Securities Exchange Commission. The information set forth in this Form 10-Q should be read in light of such risks. We assume no obligation to update the information contained in this Form 10-Q or to revise our forward-looking statements.

Risk Factors

The following important factors, among others, could cause our actual operating results to differ materially from those indicated or suggested by forward-looking statements made in this Form 10-Q or presented elsewhere by management from time to time.

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

We depend on outside suppliers for most of the raw materials used in our business. Although we believe that adequate supplies of the raw materials we use are available, any significant decrease in supplies, or any increase in costs or a greater increase in delivery costs for these materials could result in a decrease in our margins, which would harm our financial condition. For example, our Specialty Paper Products and Label Products segments are impacted by the economic conditions and the plant capacity dynamics within the paper industry. In general, the availability and pricing of commodity paper such as uncoated face sheet is affected by the capacity of the paper mills producing the products. Increases in the level at which paper manufacturers, or other producers of the raw materials we use in our business, operate could cause increases in the costs of raw materials, which could harm our financial condition. Conversely, an excess supply of materials could reduce our cost resulting in lower selling prices and the risk of eroded margins.

We have historically been able to pass on significant raw material cost increases through price increases to our customers. Nonetheless, our results of operations for individual quarters can and have been negatively impacted by delays between the time of raw material cost increases and price increases in our products. Additionally, we may be unable to increase our prices to offset higher raw material costs due to the failure of competitors to increase prices and customer resistance to price increases. Additionally, we rely on our suppliers for sources of raw materials. If any of our suppliers were unable to deliver raw materials to us for an extended period of time for any reason, there is no assurance that our raw material requirements would be met by other suppliers on acceptable terms, or at all, which would have a material adverse effect on our results of operation.

Declining returns in the investment portfolio of our defined benefit plans will require us to increase cash contributions to the plans.

Funding for the defined benefit pension plans we sponsor is determined based upon the funded status of the plans and a number of actuarial assumptions, including an expected long-term rate of return on plan assets and the discount rate utilized to compute pension liabilities. As of December 31, 2002, we froze benefits under two of these pension plans: the Nashua Corporation Retirement Plan for Salaried Employees and the Supplemental Executive Retirement Plan. Due to declining returns in the investment portfolio and the discount rate of our defined benefit pension plans in recent years, the defined benefit plans were underfunded as of December 31, 2004 by approximately $17.9 million, based on the actuarial methods and assumptions utilized for purposes of FAS 87 and after giving effect to the planned curtailment of benefits. As a result, we expect to experience an increase in our future cash contributions to our defined benefit pension plans. We do not expect to make a contribution in 2005. In the event that actual results differ from the actuarial assumptions, the funded status of our defined benefit plans may change and any such resulting deficiency could result in additional charges to equity and against earnings and increase our required cash contributions. Additionally, legislative changes were recently proposed in the U.S. Congress that, if enacted into law, would impact our defined benefit pension plans by altering the manner in which liabilities are determined for the purpose of calculating required pension contributions and the timing and manner in which required contributions to underfunded pension plans would be made. The proposals are still in the early stages and many details will need to be specified, and then approved by Congress. However, we believe that the funding requirements for our defined benefit pension plans could be significantly increased by these proposed changes, if they are adopted.

Our future results may be adversely affected by receiving fewer savings from our corporate initiatives than expected.

During the past five years, we have pursued a strategy to reduce costs, streamline operations and resolve legacy issues that in the past have affected our profitability. However, there can be no assurance that all of the estimated savings from these initiatives will be realized. Although we currently expect to achieve our goals, we may encounter unanticipated difficulties in implementing our initiatives.

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

We believe that new technologies or novel processes may emerge and that existing technologies may be further developed in the fields in which we operate. These technologies or processes could have an impact on production methods or on product quality in these fields. For example, we believe that a trend in the label business is the transition of barcode labels used in warehousing and distribution into radio frequency identification (RFID) labels. Accordingly, we installed inlet insertion equipment for RFID labels in the first quarter of 2005 and we continue to invest in technology and equipment that should allow us to print and convert RFID labels. However, the widespread use and acceptance of RFID labels cannot be assured nor can the success of our RFID market entry.

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

An important aspect of our business strategy is to make strategic acquisitions of businesses that complement our Label and Converting businesses and will expand our customer base and markets, improve distribution efficiencies and enhance our technological capabilities. Acquisitions could result in the consolidation of manufacturing plants. As recently announced with the exit of the toner and developer business included in our Imaging Supplies segment, we also intend to divest businesses that are not core to our future growth and profitability. These acquisitions, potential plant consolidations and divestitures could cause our financial results and cash flows to fluctuate. Financial risks from potential acquisitions include the use of our cash resources and incurring debt and liabilities. Further, there are possible operational risks including difficulties in assimilating and integrating the operations, products, technology, information systems and personnel of acquired businesses; the loss of key personnel of acquired businesses; and difficulties honoring commitments made to customers of the acquired businesses prior to the acquisition. There also exists a potential risk of increased direct and indirect costs associated with labor discontent relative to a plant consolidation strategy. Such costs could impact our financial results and our ability to successfully implement plant consolidations. The failure to adequately address these risks could adversely affect our business.

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

ITEM 6. EXHIBITS

10.1*	Change of Control and Severance Agreement, dated January 5, 2005 between Nashua Corporation and Donna J. DiGiovine.

10.2*	Separation and General Release Agreement, dated March 9, 2005 between Nashua Corporation and Robert S. Amrein.

10.3*	Management Incentive Plan.

31.1*	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 16, 2005.

31.2*	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 16, 2005.

32.1*	Certificate of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 16, 2005.

32.2*	Certificate of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 16, 2005.

* -	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NASHUA CORPORATION
(Registrant)
Date: May 16, 2005	By:	/s/ John L. Patenaude
John L. Patenaude
Vice President-Finance and Chief Financial Officer (principal financial and duly authorized officer)