Form 10-Q
period 2005-07-01
NASHUA CORP
filed 2005-08-11
CIK 69680

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
JULY 1, 2005
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
As of August 3, 2005, the Company has 6,220,484 shares of Common
Stock, par value $1.00 per share, outstanding.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
NASHUA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	July 1, 2005	December 31,
	(Unaudited)	2004
	(In thousands)
ASSETS:
Current assets:
Cash and cash equivalents	$753	$884
Restricted cash	—	1,202
Accounts receivable	33,974	33,501
Inventories:
Raw materials	13,345	14,124
Work in process	3,208	3,260
Finished goods	10,854	7,841

	27,407	25,225
Other current assets	5,159	4,493

Total current assets	67,293	65,305

Plant and equipment	103,878	99,538
Accumulated depreciation	(63,824)	(59,693)

	40,054	39,845

Goodwill	32,330	31,516
Intangibles, net of amortization	1,228	1,451
Loans to related parties	957	957
Other assets	12,800	11,886

Total assets	$154,662	$150,960

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$21,641	$16,751
Accrued expenses	12,205	12,782
Current maturities of long-term debt	3,400	3,400
Current maturities of notes payable	777	710

Total current liabilities	38,023	33,643

Long-term debt	25,400	27,350
Notes payable to related parties	428	250
Other long-term liabilities	25,025	23,769

Total long-term liabilities	50,853	51,369

Commitments and contingencies (see Note 8)
Shareholders’ equity:
Common stock	6,221	6,209
Additional paid-in capital	15,527	15,484
Retained earnings	57,047	57,264
Accumulated other comprehensive loss:
Minimum pension liability adjustment, net of tax	(13,009)	(13,009)

Total shareholders’ equity	65,786	65,948

Total liabilities and shareholders’ equity	$154,662	$150,960

See accompanying notes.

NASHUA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2005	2004	2005	2004
	(In thousands, except per share data)
Net sales	$73,234	$72,625	$146,411	$143,857
Cost of products sold	61,136	59,012	122,808	116,299

Gross margin	12,098	13,613	23,603	27,558
Selling, distribution and administrative expenses	10,947	11,123	22,049	22,539
Research and development expense	328	502	890	1,056
Loss from equity investments	—	160	—	299
Interest expense, net	416	318	825	632
Special charges	1	—	1,686	—
Loss on curtailment of pension benefits	—	—	385	—

Income (loss) from continuing operations before income taxes (benefit)	406	1,510	(2,232)	3,032
Provision (benefit) for income taxes	238	569	(780)	1,160

Income (loss) from continuing operations	168	941	(1,452)	1,872
Income from discontinued operations, net of taxes	1,235	—	1,235	—

Net income (loss)	$1,403	$941	$(217)	$1,872

Basic earnings per share:
Income (loss) per common share from continuing operations	$0.03	$0.16	$(0.24)	$0.31
Income per common share from discontinued operations	0.20	—	0.20	—

Net income (loss) per common share	$0.23	$0.16	$(0.04)	$0.31

Average common shares	6,084	6,003	6,081	5,980

Diluted earnings per share:
Income (loss) per common share from continuing operations assuming dilution	$0.03	$0.15	$(0.24)	$0.31
Income per common share from discontinued operations assuming dilution	0.20	—	0.20	—

Net income (loss) per common share assuming dilution	$0.23	$0.15	$(0.04)	$0.31

Dilutive effect of stock options	118	108	—	111

Average common and potential common shares	6,202	6,111	6,081	6,091

See accompanying notes.

NASHUA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	July 1,	July 2,
	2005	2004
	(In thousands)
Cash flows from operating activities of continuing operations:
Net income (loss)	$(217)	$1,872
Adjustments to reconcile net income (loss) to cash provided by (used in) continuing operating activities:
Depreciation and amortization	4,517	3,889
Loss on sale/disposal of fixed assets	74	—
Equity in loss from unconsolidated joint ventures	—	299
Net change in working capital, net of effects from acquisitions	(426)	(7,529)
Income from discontinued operations	(1,235)	—
Other	2,460	647

Cash provided by (used in) continuing operating activities	5,173	(822)

Cash flows from investing activities of continuing operations:
Investment in plant and equipment	(2,703)	(1,797)
Acquisitions	(435)	(10)
Proceeds from sale of plant and equipment	20	—
Other	(50)	—

Cash used in investing activities of continuing operations	(3,168)	(1,807)

Cash flows from financing activities of continuing operations:
Net proceeds from (repayments on) revolving portion of long-term debt	(250)	4,450
Principal repayments on term portion of long-term debt	(1,700)	(1,700)
Repayment of notes payable to related parties	(255)	(250)
Proceeds from shares exercised under stock option plans	75	678

Cash (used in) provided by financing activities of continuing operations	(2,130)	3,178

Cash used in activities of discontinued operations	(6)	(23)

Increase (decrease) in cash and cash equivalents	(131)	526
Cash and cash equivalents at beginning of period	884	1,183

Cash and cash equivalents at end of period	$753	$1,709

Supplemental disclosures of cash flow information:
Interest paid (net of amount capitalized)	$769	$505

Income taxes paid for continuing operations, net	$28	$267

Supplemental schedule of non-cash investing and financing activities:
Fair value of assets acquired	$4,622	$48
Liabilities assumed	(4,187)	(38)

Cash paid for acquisitions	$435	$10

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
Note 2: Stock-Based Compensation
On May 4, 2004 our Board of Directors adopted the 2004 Value Creation Incentive Plan in which restricted stock awards have been granted to certain key executives that vest only upon achievement of certain target average closing prices of our common stock over the 40-consecutive trading day period which ends on the third anniversary of the date of grant, such that 33 percent of such shares shall vest if the 40-day average closing price of at least $13.00 but less than $14.00 is achieved, 66 percent of such shares shall vest if the 40-day average closing price of at least $14.00 but less than $15.00 is achieved, and 100 percent of such shares shall vest if the 40-day average closing price of $15.00 or greater is achieved. The restricted shares vest upon a change of control if the share price at the date of the change in control exceeds $13.00. Shares of the restricted stock are forfeited if the specified closing prices of our common stock are not met.
In addition to our Value Creation Incentive Plan, at July 1, 2005, we had three stock compensation plans, which are described more fully in Note 9 to the consolidated financial statements and related footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2004. We account for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Under APB Opinion No. 25, no stock-based employee compensation cost relating to stock option awards is reflected in our net income, as all options under our plans had an exercise price equal to the market value of our common stock on their date of grant. Stock-based compensation, representing grants to non-employee directors and vesting of performance-based restricted stock awards was $0 million for both quarters ended July 1, 2005 and July 2, 2004. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-based Compensation — Transition and Disclosure,” to stock-based employee compensation:

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2005	2004	2005	2004
	(In thousands, except per share data)
Net income (loss), as reported	$1,403	$941	$(217)	$1,872
Add: Stock-based employee compensation expense included in the determination of net income as reported, net of related tax effects	—	—	—	—
Deduct: Stock-based employee compensation (expense), including forfeitures, determined under the fair value based method for all awards, net of related tax effects	(32)	(9)	(69)	(10)

Pro forma net income (loss)	$1,371	$932	$(286)	$1,862

Earnings (loss) per share:
Basic — as reported	$0.23	$0.16	$(0.04)	$0.31

Basic — pro forma	$0.23	$0.16	$(0.05)	$0.31

Diluted — as reported	$0.23	$0.15	$(0.04)	$0.31

Diluted — pro forma	$0.22	$0.15	$(0.05)	$0.31

Note 3: Acquired Intangible Assets
Details of acquired intangible assets are as follows:

	As of July 1, 2005
			Weighted
	Gross		Average
	Carrying	Accumulated	Amortization
	Amount	Amortization	Period
	(In thousands)
Trademarks and trade names	$560	$261	9 years
Licensing agreement	230	149	5 years
Customer relationships and lists	1,062	516	9 years
Customer contracts	620	385	4 years
Non-competition agreements	100	65	5 years
Patented technology	90	58	5 years

	$2,662	$1,434

Amortization Expense:
For the six months ended July 1, 2005		$223
Estimated for the year ending December 31, 2005		$387
Estimated for the year ending December 31, 2006		$354
Estimated for the year ending December 31, 2007		$208
Estimated for the year ending December 31, 2008		$68
Estimated for the year ending December 31, 2009		$57
Estimated for the year ending December 31, 2010		$57
Estimated for the year ending December 31, 2011 and thereafter		$320

Note 4: Pension and Postretirement Benefits
Net periodic pension and postretirement benefit (income) costs for the three and six months ended July 1, 2005 and July 2, 2004 from continuing operations for the plans include the following components:

	Pension Benefits for		Postretirement Benefits for
	three months ended		three months ended
	July 1,	July 2,	July 1,	July 2,
	2005	2004	2005	2004
	(In thousands)
Components of net periodic (income) cost
Service cost	$225	$191	$15	$12
Interest cost	1,281	1,231	31	57
Expected return on plan assets	(1,468)	(1,543)	—	—
Amortization of prior service cost	67	67	(16)	(17)
Recognized net actuarial (gain)/loss	308	246	(29)	(89)

Net periodic (income) cost	$413	$192	$1	$(37)

	Pension Benefits for six		Postretirement Benefits for
	months ended		six months ended
	July 1,	July 2,	July 1,	July 2,
	2005	2004	2005	2004
	(In thousands)
Components of net periodic (income) cost
Service cost	$450	$417	$30	$31
Interest cost	2,562	2,439	62	124
Expected return on plan assets	(2,936)	(2,916)	—	—
Amortization of prior service cost	134	134	(32)	(33)
Recognized net actuarial (gain)/loss	616	429	(58)	(141)
Net loss on curtailment	385	—	—	—

Net periodic (income) cost	$1,211	$503	$2	$(19)

During the first quarter of 2005, in connection with our decision to exit the toner and developer business which is included in our Imaging Supplies segment, we recognized a loss of $.4 million related to the future curtailment of pension benefits for approximately 39 employees included in our hourly pension plan.
We were not required to fund the pension plans in the first six months of 2005 and do not anticipate funding for the remainder of 2005.
Note 5: Business Changes and Special Charges
On April 1, 2005, we committed to a plan to exit our toner and developer business, which is included in our Imaging Supplies segment, by March 31, 2006. Our toner and developer business employs 71 people located primarily at our facilities in Nashua and Merrimack, New Hampshire. We expect to phase out operations in our toner and developer business by March 31, 2006 in order to fulfill commitments to customers. The number of employees in the toner and developer business will be reduced throughout the closing period. We expect to retain our resin business which is also part of our Imaging Supplies segment.
Our decision to exit the toner and developer business was the result, in part, of our strategy to exit non-strategic businesses. The decision was also based on our assessment of risk related to new technologies in color and chemical toners where we have limited skill sets, cost and risk of litigation and increases in operating costs.
We have incurred the following charges in connection with exiting the toner and developer business:

(In thousands)
Severance and other employee benefits as of July 1, 2005	$1,707
Curtailment loss on pension benefits as of July 1, 2005	385
We expect to incur the following charges and gain in connection with exiting the toner and developer business:

(In thousands)
Curtailment gain on other postretirement benefits by March 31, 2006	$(322)
Depreciation of plant and equipment over the next nine months	2,400
As of July 1, 2005, we made cash payments of $.1 million related to the workforce reduction charges associated with our decision to exit the toner and developer business.
Special charges in our Consolidated Statements of Operations for the six months ended July 1, 2005 of approximately $1.7 million related to a workforce reduction associated with our decision to exit the toner and developer business.
Details of our reserve related to the workforce reduction is included in “Accrued Expenses” in our Consolidated Balance Sheets and activity recorded during the second quarter of 2005 is as follows:

	Balance as	Current	Current	Balance as
	of April 1,	Period	Period	of July 1,
	2005	Provision	Utilization	2005
(In thousands)
Provisions for severance related to workforce reductions	$1,685	$22	$(125)	$1,582

Our provision for workforce reductions includes severance and other fringe benefits for 62 employees in our Imaging Supplies segment. The current period provision reflects an adjustment to the provision for severance related to the workforce reductions.
Note 6: Indebtedness
We are party to a Credit Agreement, dated March 1, 2002, with LaSalle Bank, NA as Agent and Issuing Bank and Fleet National Bank, a Bank of America Company, that, as amended, consists of a term loan of $15 million and, effective April 14, 2005, a revolving loan commitment of $35 million that requires us to maintain certain financial covenants such as total funded debt to adjusted earnings before interest, income taxes, depreciation and amortization, also known as adjusted EBITDA, and a fixed charge coverage ratio. Borrowings under the Credit Agreement are collateralized by a security interest in our accounts receivable, inventories, certain machinery and equipment and real estate located in Merrimack, New Hampshire. We had a $5.5 million obligation under standby letters of credit with the banks. We had $8.7 million of additional borrowing capacity at July 1, 2005 under our revolving loan commitment. We entered into a first amendment to the Credit Agreement, effective July 15, 2003, to increase the term loan under the Credit Agreement from $10 million to $15 million and to adjust the terms of the quarterly interest payments. We entered into a second amendment to the Credit Agreement, effective July 24, 2003, to waive our non-compliance with the funded debt to EBITDA ratio and the minimum EBITDA financial covenants for the quarter ended June 27, 2003. We entered into a third amendment to the Credit Agreement, effective September 25, 2003, to replace the minimum EBITDA covenant with a minimum adjusted EBITDA covenant, and we entered into a consent and fourth amendment to the Credit Agreement, effective December 30, 2003, adding the provision to the funded debt to EBITDA ratio, for the computation period ended December 31, 2003 only, to be computed as the funded debt to adjusted EBITDA ratio.
We entered into a fifth amendment to the Credit Agreement, effective March 31, 2004, a sixth amendment effective December 1, 2004, and a seventh amendment effective April 14, 2005. Together these amendments:
•	extended the term of the credit facility to February 28, 2007;

•	modified the definition of fixed charge coverage ratio to provide that (1) the ratio is based on our adjusted EBITDA and (2) payments of principal of funded debt, included in the calculation of the fixed charge coverage ratio, are limited to the last four principal payments;

•	replaced the definition and covenant relating to the total debt to EBITDA ratio with a definition and covenant relating to the funded debt to adjusted EBITDA ratio;

•	eliminated the covenant relating to minimum adjusted EBITDA;

•	adjusted the interest rate on loans outstanding under the credit facility to provide that the interest rate is based on the funded debt to adjusted EBITDA ratio and that the interest rate is, at our option, either (1) a range from zero to .25 percent over the base rate (prime) or (2) a range from 1.5 percent to 2.0 percent over LIBOR;

•	modified the definitions of Revolving Outstanding and Stated Amount to include the Industrial Revenue Bond (IRB) Letter of Credit;

•	adjusted the letter of credit commitment amount to include the Industrial Revenue Bond (IRB) Letter of Credit;

•	adjusted the covenants on the limitations on debt and liens to exclude the debt to the Industrial Development Board (IDB) and related liens;

•	adjusted the description of any non-payment of other debt to include debt arising under the Reimbursement Agreement relating to the IRB Letter of Credit; and

•	increased the revolving loan commitment under the Credit Agreement from $30 million to $35 million.
Under the amended Credit Agreement, we are also subject to a non-use fee for any unutilized portion of our revolving loan that ranges from .25 percent to .375 percent based on our funded debt to adjusted EBITDA ratio. For the six months ended July 1, 2005 and July 2, 2004, the weighted average annual interest rate on our long-term debt was 5.0 percent and 3.4 percent, respectively.
Furthermore, without prior consent of our lenders, the Credit Agreement limits, among other things, the payment of dividends to $.6 million, capital expenditures to $8.0 million, the incurrence of additional debt and restricts the sale of certain assets and merger or acquisition activities. We were in compliance with all of the above financial covenants as of July 1, 2005.
Pursuant to our amended Credit Agreement at July 1, 2005, our minimum payment obligations relating to long-term debt are as follows:

				2008 and
	2005	2006	2007	Beyond	Total
(In thousands)
Term portion of long-term debt	$1,700	$3,400	$100	$—	$5,200
Revolving portion of long-term debt	—	—	20,800	—	20,800
Industrial revenue bond	—	—	—	2,800	2,800

	$1,700	$3,400	$20,900	$2,800	$28,800

Note 7: Segment and Related Information
The following table presents information about our reportable segments.
For the Quarter:

	Net Sales		Pretax Income
	Three Months Ended		Three Months Ended
	July 1,	July 2,	July 1,	July 2,
	2005	2004	2005	2004
	(In thousands)
Label Products	$26,594	$25,992	$1,183	$1,983
Specialty Paper Products	41,439	42,117	1,523	1,699
Imaging Supplies	6,408	5,721	(75)	(129)
Reconciling items:
Eliminations	(1,207)	(1,205)	(7)	—
Other	—	—	—	(10)
Unallocated corporate expenses	—	—	(1,802)	(1,715)
Interest expense, net	—	—	(416)	(318)

Consolidated	$73,234	$72,625	$406	$1,510

For the Six Months:

	Net Sales		Pretax Income (loss)
	Six Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2005	2004	2005	2004
	(In thousands)
Label Products	$52,922	$51,765	$2,346	$3,921
Specialty Paper Products	83,665	82,405	1,762	3,367
Imaging Supplies	12,282	12,172	(2,057)	17
Reconciling items:
Eliminations	(2,458)	(2,485)	109	—
Other	—	—	68	(21)
Unallocated corporate expenses	—	—	(3,635)	(3,620)
Interest expense, net	—	—	(825)	(632)

Consolidated	$146,411	$143,857	$(2,232)	$3,032

Note 8: Contingencies
In December 1999, the Internal Revenue Service (the “IRS”) completed an examination of the Company’s federal corporate income tax returns for the years 1995 through 1997 and issued a Notice of Proposed Adjustment which assessed additional taxes of $5.2 million, excluding interest. The assessment represented a total of $14.0 million of adjustments to taxable income for the years under review. The proposed adjustments related to the deductibility of restructuring and other reserves applicable to continuing and discontinued operations as well as the utilization of foreign net operating losses primarily associated with discontinued operations. The Company disagreed with the position taken by the IRS and filed a formal protest of the proposed adjustments on April 2, 2000. In addition, in October 2003, the IRS completed an examination of the Company’s federal corporate income tax returns for the years 1998 through 2000 and issued a Notice of Proposed Adjustment, which assessed additional taxes of $30,021 excluding interest. Although the amount assessed was immaterial, the Company filed a protest of the proposed adjustment as certain adjustments proposed by the IRS for the years 1995 through 1997 impacted the tax liability for the period 1998 through 2000.
On January 26, 2005, the Company executed a proposed settlement with the Appeals Office of the United States Internal Revenue Service (the “IRS Appeals Office”) relating to the Company’s federal corporate income tax liability for the years 1985, 1987 and 1995 through 2000. This settlement agreement with the IRS Appeals Office determined the Company’s tax liability for the years 1985, 1987 and 1995 through 2000 and resulted in a tax due of approximately $1.2 million. On May 17, 2005, the Company executed an amended settlement agreement with the IRS Appeals Office to reflect computational corrections by the IRS Appeals Office. The amended settlement agreement resulted in tax due of approximately $1.9 million plus interest payments of approximately $2 million. The settlement agreement, as amended, was subject to review by the Joint Committee on Taxation of the United States Congress.
On June 15, 2005, the Company received a letter from the IRS Appeals Office indicating that the Joint Committee on Taxation has taken no exception to the conclusions reached by the IRS Appeals Office in the proposed amended settlement of the Company’s federal corporate income tax liability for the years 1985, 1987 and 1995 through 2000. Accordingly, the amended settlement agreement with the IRS Appeals Office is now final. Based upon the difference between this tax settlement and amounts previously estimated and accrued for, we reversed the accrual in excess of the final liability in the amount of $1.2 million through discontinued operations in our statements of operations in the second quarter of 2005.
In August and September 1996, two individual plaintiffs filed lawsuits in the Circuit Court of Cook County, Illinois against us, Cerion Technologies, Inc., certain directors and officers of Cerion, and our underwriter, on behalf of all persons who purchased the common stock of Cerion between May 24, 1996 and July 9, 1996. These two complaints were consolidated. In March 1997, the same individual plaintiffs joined by a third plaintiff filed an Amended Consolidated Class Action Complaint. The Amended Consolidated Complaint alleged that, in connection with Cerion’s initial public offering, the defendants issued materially false and misleading statements and omitted the disclosure of material facts regarding, in particular, certain significant customer relationships. In October 1997, the Circuit Court on motion by the defendants dismissed the Amended Consolidated Complaint. The plaintiffs filed a Second Amended Consolidated Complaint alleging similar claims as the First Consolidated Complaint seeking damages and injunctive relief. On May 6, 1998, the Circuit Court, on motion by the defendants, dismissed with prejudice the Second Amended Consolidated Complaint. The plaintiffs filed with the Appellate Court an appeal of the Circuit Court’s ruling. On November 19, 1999, the Appellate Court reversed the Circuit Court’s ruling that dismissed the Second Amended Consolidated Complaint. The Appellate Court ruled that the Second Amended Consolidated Complaint represented a valid claim and sent the case back to the Circuit Court for further proceedings. On December 27, 1999, we filed a petition with the Supreme Court of Illinois. In that petition, we asked the Supreme Court of Illinois to determine whether the Circuit Court or the Appellate Court is correct. Our petition was denied and the case was sent to the Circuit Court for trial. Discovery has been completed, but no date has been set for trial and pre-trial motions. On October 8, 2003, the Circuit Court heard motions on a Summary Judgment motion and a class action certification motion. No ruling has been made. We expect the Court will issue rulings on the motion in the third quarter of 2005. We believe that the lawsuit is without merit and will continue to defend ourselves in this matter. We also believe that we will receive the value of our 37.1 percent ownership in the Cerion Liquidating Trust, which our ownership was valued at $.9 million on an after-tax basis at July 1, 2005. Our investment in Cerion is included under other assets in our Consolidated Balance Sheet.
In December 2002, we eliminated the availability of certain postretirement health benefits to union and non-union employees of Nashua who had at least 10 years of service and chose to retire between age 60 to 65 which provided access to health benefits until age 65. The unions in New Hampshire objected to the action and filed a grievance. The final step of the grievance process is arbitration by the American Arbitration Association. The subject of the Arbitration was the interpretation of the collective bargaining contract language which we believe allows modification of the eligibility of those postretirement health benefits. The unions’ position is that regardless of the contract wording, these benefits cannot be eliminated without bargaining with the unions. The Arbitration hearing occurred on July 28, 2003 and the arbitrator ruled in favor of the unions on October 24, 2003. On November 24, 2003, we filed an appeal of the arbitration decision with the U.S. District Court for the District of New Hampshire. On March 14, 2005, the court ruled on the motions and upheld the arbitrator’s award. On April 11, 2005, we filed an appeal with the U.S. Court of Appeals. On May 19, 2005, the U.S. Court of Appeals dismissed the case at our request. This matter is now resolved.
On May 30, 2003, Ricoh Company, Ltd. and affiliated companies filed a complaint in the U.S. District Court for the District of New Jersey against several defendants, including the largest customer of our Imaging Supplies segment and another company who is a supplier to the Imaging Supplies segment. The Complaint alleged multiple counts of patent infringement, trademark infringement and unfair competition by the defendants. On October 17, 2003, Ricoh amended the Complaint and added us as an additional co-defendant in the suit. The allegations arose from the sale and distribution of Ricoh compatible toner products. We filed an answer to the Complaint in December 2003. The suit is in the discovery phase. The parties have filed various motions, including summary judgment motions, and are awaiting rulings from the District Court. On April 12, 2005, the District Court granted the summary judgment motion dismissing the counts related to trademark infringement and unfair competition. No trial date has been set. We believe we have valid defenses and potential recourse against certain other co-defendants in this matter.
On August 2, 2005 the U.S. District Court for the District of New Jersey issued an opinion and order in a patent infringement lawsuit filed by Ricoh Company Ltd. and others against us, Katun Corporation and General Plastics Industrial Co. The Court issued summary judgment that one of six Ricoh patents relating to toner bottles for use in photocopy machines was not invalid as anticipated by certain prior art and was infringed by us and the other defendants. In addition, the Court interpreted disputed terms of the six patents involved in the case. We believe we are entitled to indemnification from Katun for monies owed as a result of any judgment rendered against us in this litigation, including for damages, costs, attorney’s fees and interest. In addition, we believe we are entitled to indemnification from Katun for monies paid to Ricoh in settlement of the Ricoh litigation provided that Katun has consented to the settlement.
On November 5, 2004, Océ North America Inc. and Océ Printing Systems GmbH filed a Complaint for patent infringement against us in the U.S. District Court for the Northern District of Illinois. Océ did not serve the initial Complaint on us. On March 3, 2005, Océ filed a First Amended Complaint in the U.S. District Court for the Northern District of Illinois. The First Amended Complaint was served on us on March 3, 2005. We filed an Answer and Counterclaims to the First Amended Complaint on April 22, 2005. The suit is in discovery phase. No trial date has been set. We believe we have valid defenses in this matter.
On November 12, 2004, Sandra Hook, a former employee, filed suit in Chancery Court for Jefferson County, Tennessee claiming discrimination related to the ending of her employment with us in November 2003 and seeking damages in excess of $1.2 million. Prior to filing suit against us on March 4, 2004, Ms. Hook filed a complaint with the Tennessee Human Rights Commission claiming discrimination in connection with the termination of her employment with us in November 2003. The Tennessee Human Rights Commission completed an investigation and found no basis to continue with a claim against us. On May 27, 2005, Ms. Hook also filed suit in the U.S. District Court for the Eastern District of Tennessee claiming damages in excess of $1.3 million. We believe Ms. Hook’s claims to be without merit and intend to defend the cases vigorously.
We are involved in certain environmental matters and have been designated by the Environmental Protection Agency, referred to as the EPA, as a potentially responsible party for certain hazardous waste sites. In addition, we have been notified by certain state environmental agencies that some of our sites not addressed by the EPA require remedial action. These sites are in various stages of investigation and remediation. Due to the unique physical characteristics of each site, the technology employed, the extended timeframes of each remediation, the interpretation of applicable laws and regulations and the financial viability of other potential participants, our ultimate cost of remediation is difficult to estimate. Accordingly, estimates could either increase or decrease in the future due to changes in such factors. At July 1, 2005, based on the facts currently known and our prior experience with these matters, we have concluded that it is probable that site assessment, remediation and monitoring costs will be incurred. We have estimated a range for these costs of $0.4 million to $1.0 million for continuing operations. These estimates could increase if other potentially responsible parties or our insurance carriers are unable or unwilling to bear their allocated share and cannot be compelled to do so. At July 1, 2005, our accrual balance relating to environmental matters was $0.4 million. Based on information currently available, we believe that it is probable that the major potentially responsible parties will fully pay the costs apportioned to them. We believe that our remediation expense is not likely to have a material adverse effect on our consolidated financial position or results of operations.
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
Note 10: Subsequent Events
On August 1, 2005, we received an official notice from the New York Stock Exchange (“NYSE”) stating that a review of our current financial condition shows that we do not currently meet certain revised NYSE continued listing criteria that became applicable to us and other listed companies on July 29, 2005 because our total market capitalization was less than $75 million over a 30-day trading period and our shareholders’ equity was less than $75 million. We were in compliance prior to the changes instituted by the NYSE. We are reviewing alternatives, which include either working with the NYSE or listing our quotation on another national exchange or market.
Under the rules of the NYSE, we have 45 days to provide a plan to the NYSE to become compliant with the revised NYSE continued listing requirements within 18 months or face possible delisting. In the event we fail to meet the revised continued listing requirements within this time period, the NYSE would commence delisting procedures for our common stock.
On August 2, 2005 the U.S. District Court for the District of New Jersey issued an opinion and order in a patent infringement lawsuit filed by Ricoh Company Ltd. and others against us, Katun Corporation and General Plastics Industrial Co. The Court issued summary judgment that one of six Ricoh patents relating to toner bottles for use in photocopy machines was not invalid as anticipated by certain prior art and was infringed by us and the other defendants. In addition, the Court interpreted disputed terms of the six patents involved in the case. We believe we are entitled to indemnification from Katun for monies owed as a result of any judgment rendered against us in this litigation, including for damages, costs, attorney’s fees and interest. In addition, we believe we are entitled to indemnification from Katun for monies paid to Ricoh in settlement of the Ricoh litigation provided that Katun has consented to the settlement.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
Our net sales increased $.6 million, or .8 percent, to $73.2 million for the second quarter of 2005 compared to $72.6 million for the second quarter of 2004. Our gross margin percentage decreased to 16.5 percent for the second quarter of 2005 compared to 18.7 percent for the second quarter of 2004. Our selling, distribution and administrative expenses collectively decreased from $11.1 million for the second quarter of 2004 to $10.9 million for the second quarter of 2005. Our Label Products and Specialty Paper Products segments operated profitability while our Imaging Supplies segment incurred a $.1 million pretax loss during the second quarter of 2005.

Our net sales increased $2.5 million, or 1.8 percent, from $146.4 million for the first six months of 2005 compared to $143.9 million for the first six months of 2004. Our gross margin percentage decreased to 16.1 percent for the first six months of 2005 compared to 19.2 percent for the first six months of 2004. Our selling and distribution expenses increased, while our administrative expenses decreased during the first six months of 2005 compared to the first six months of 2004. Our Label Products and Specialty Paper Products segments operated profitably while our Imaging Supplies segment incurred a $2.1 million pretax loss during the first six months of 2005.
We believe that overcapacity and intense competition continue to negatively impact the label and paper converting industry. Thus we will continue to focus on initiatives that are expected to increase our profitability through gross margin improvement and provide our customer base with higher value products and services. We will focus on obtaining price increases where required, cost containment initiatives, and investments which make our business more efficient. We will also pursue technologies, such as radio frequency identification products (RFID).
On April 1, 2005 we committed to a plan to exit our toner and developer business, which is included in our Imaging Supplies segment, by March 31, 2006. Our decision to exit the toner and developer business was the result, in part, of our strategy to exit non-strategic businesses. The decision was also based on our assessment of risk related to new technologies in color and chemical toners where we have limited skill sets, cost of litigation and increases in operating costs. Through July 1, 2005, we had recorded severance and other employee benefit expenses of $1.7 million and pension curtailment cost of $.4 million related to the exit of the toner and developer business. During the second quarter of 2005, we recorded depreciation expense of $.6 million related to the exit of the toner and developer business. We expect depreciation on plant and equipment to be approximately $2.4 million between July 1, 2005 and March 31, 2006. We also have the land and buildings located in Nashua, New Hampshire under a purchase and sale agreement subject to the financing of the buyer, Southern New Hampshire Services. The proposed transaction is expected to close in June 2006. We are actively seeking buyers for our land and buildings located in Merrimack, New Hampshire. We have also received indications of interest and are in various phases of discussions with parties regarding the sale of our intellectual property assets and equipment utilized in the toner and developer business. In the event of such a sale or sales, the proceeds, when received, would partially offset, and may completely offset, the costs incurred in connection with exiting the toner and developer business. However, there is no assurance that such sale or sales will be consummated or when and if any proceeds will be received.
During the second quarter of 2005, we concluded the tax settlement with the Internal Revenue Service, as discussed more fully in Note 8 – Contingencies of the condensed consolidated financial statements. The settlement resulted in income from discontinued operations, net of taxes in the amount of $1.2 million, reflecting the difference between the amounts due the Internal Revenue Service and amounts previously estimated and accrued for.
On June 3, 2005, we announced that we had acquired certain assets and assumed certain liabilities of Label Systems International, Inc. The acquisition of these assets increased our customer base, enhanced our inform label and toner cartridge product lines and provided us with a label converting plant located in St. Augustine, Florida.
During the second quarter of 2005, we also entered into an alliance with Printronix, Inc., an integrated supply chain printing solutions manufacturer, pursuant to which we will convert RFID labels for Printronix. In addition, we have been approved by Alien Technology® as a “Qualified Label Converter Partner” and are qualified for insertion of current Alien Technology inlays in the manufacture of RFID labels.
During the second quarter of 2005, we also moved our wide-format converting facility from the Morristown, Tennessee, to a 56,000 square foot Jefferson City, Tennessee, facility which we acquired in December 2004.
Consolidated Results of Operations

	Second Quarter	Second Quarter	First Six Months	First Six Months
	2005	2004	2005	2004
	(dollars in millions)
Net sales	$73.2	$72.6	$146.4	$143.9
Gross margin %	16.5%	18.7%	16.1%	19.2%
Selling and distribution expenses	$6.4	$6.4	$13.0	$12.6
General and administrative expenses	$4.5	$4.7	$9.0	$10.0
Research and development expenses	$.3	$.5	$.9	$1.1
Other	$—	$.2	$—	$.3
Interest expense, net	$.4	$.3	$.8	$.6
Special charges	$—	$—	$1.7	$—
Loss on curtailment of pension benefits	$—	$—	$.4	$—
Income before income taxes from continuing operations	$.4	$1.5	$(2.2)	$3.0
Income (loss) from continuing operations	$.2	$.9	$(1.5)	$1.9
Income from discontinued operations, net of income taxes	$1.2	$—	$1.2	$—
Net income (loss)	$1.4	$.9	$(.2)	$1.9
Depreciation and amortization	$2.5	$1.9	$4.5	$3.9
Investment in plant and equipment	$1.2	$1.0	$2.7	$1.8

Our net sales increased $.6 million, or .8 percent, to $73.2 million for the second quarter of 2005 compared to $72.6 million for the second quarter of 2004. The increase was due to higher sales in our Label Products and Imaging Supplies segments, which partially offset lower sales in our Specialty Paper Products segment. Our net sales increased $2.5 million, or 1.8 percent, to $146.4 million for the first six months of 2005 compared to $143.9 million for the first six months of 2004, which resulted from higher sales in each of our segments.
Our gross margin percentage decreased to 16.5 percent for the second quarter of 2005 compared to 18.7 percent in the second quarter of 2004. Our gross margin percentage decreased to 16.1 percent for the first six months of 2005 compared to 19.2 percent in the first six months of 2004. Gross margin decreased $1.5 million to $12.1 million for the second quarter of 2005 compared to $13.6 million in the second quarter of 2004. Gross margin decreased $4.0 million to $23.6 million for the first six months of 2005 compared to $27.6 million in the first six months of 2004. These decreases were due to decreased margin percentages in each of our segments, which were primarily attributable to increased raw material costs which we have only partially passed on to customers, unfavorable product mix within our segments, and the accelerated depreciation which is a result of our announced intent to exit the toner and developer business.
Selling and distribution expenses remained unchanged at $6.4 million for both the second quarter of 2005 and the second quarter of 2004. Selling and distribution expenses increased $.4 million to $13.0 million for the first six months of 2005 from $12.6 million for the first six months of 2004. The increase in the first six months of 2005 was primarily due to higher distribution costs due to increased sales volume and higher freight costs. As a percent of sales, selling and distribution expenses decreased from 8.8 percent for the second quarter of 2004 to 8.7 percent for the second quarter of 2005. As a percentage of sales, selling and distribution expenses increased from 8.8 percent for the first six months of 2004 to 8.9 percent for the first six months of 2005.
General and administrative expenses decreased $.2 million to $4.5 million for the second quarter of 2005 compared to $4.7 million for the second quarter of 2004. General and administrative expenses decreased $1.0 million to $9.0 million for the first six months of 2005 compared to $10.0 million for the first six months of 2004. The decrease for both the second quarter and the first six months of 2005 was primarily due to lower headcount and higher rental income associated with renting warehouse space at our Merrimack, New Hampshire facility, which more than offset severance expenses related to headcount reductions taken in the first quarter of 2005. Our corporate expenses increased $.1 million in the second quarter of 2005 compared to the second quarter of 2004. One-time legal and professional fees of $.3 million were partially offset by lower employee incentives, lower salaries and fringe expenses related to headcount reduction and lower rent expenses. Our corporate expenses decreased $.1 million from $3.6 million in the first six months of 2004 to $3.5 million in the first six months of 2005. The one-time legal and professional fees incurred in the second quarter of 2005 and severance expense due to headcount reductions were more than offset by lower employee incentive expenses, lower salaries and fringe due to headcount reductions and lower rent expenses. As a percentage of sales, general and administrative expenses were 6.1 percent for the second quarter of 2005 and 6.5 percent for the second quarter of 2004. As a percent of sales, general and administrative expenses decreased from 6.9 percent for the first six months of 2004 to 6.1 percent for the first six months of 2005.
Research and development expenses decreased $.2 million in the second quarter of 2005 to $.3 million compared to $.5 million for the second quarter of 2004. Research and development expenses decreased $.2 million in the first six months of 2005 to $.9 million compared to $1.1 million in the first six months of 2005. The decrease was primarily due to lower headcount and product trials in our Imaging Supplies segment.
Pretax income from continuing operations was $.4 million for the second quarter of 2005 compared to pretax income from continuing operations of $1.5 million for the second quarter of 2004. Pretax loss from continuing operations was $2.2 million for the first six months of 2005 compared to pretax income from continuing operations of $3.0 million in the first six months of 2004. The $1.1 million decrease in pretax income in the second quarter is primarily due to lower margins in each of our segments. The $5.2 million decrease for the first six months of 2005 was due to incremental cost of $2.7 million associated with our plan to exit the toner and developer business included in the Imaging Supplies segment by March 31, 2006 and lower margins in each of our segments. The incremental costs incurred in connection with the toner exit plan were special charges of $1.7 million related to severance charges, an additional expense of $.6 million related to accelerated depreciation on equipment and a loss on curtailment of pension benefits of $.4 million, in the first six months of 2005.
The estimated annual effective income tax rate for continuing operations was a benefit of 35 percent for the first six months of 2005 and a provision of 39 percent for the first six months of 2004. The effective rate for 2004 was higher than the U.S. statutory rate principally due to the impact of state income taxes.
Our income from continuing operations, net of income taxes, for the second quarter of 2005 was $.2 million, or $0.03 per share, compared to $.9 million, or $0.16 per share, for the second quarter of 2004. Our loss from continuing operations, net of income taxes, for the first six months of 2005 was $1.5 million, or $0.24 per share, compared to net income of $1.9 million, or $0.31 per share, for the first six months of 2004. Income of $1.2 million from discontinued operations, net of income taxes, for the second quarter of 2005 resulted from our amended settlement agreement with the IRS resulting in the reversal of a previously estimated and accrued amount. Net income for the second quarter of 2005 was $1.4 million, or $0.23 per share, compared to $.9 million, or $0.16 per share, for the second quarter of 2004. Our net loss for the first six months of 2005 was $.2 million, or $0.04 per share, compared to net income of $1.9 million, or $0.31 per share, for the first six months of 2004.
Results of Operations by Reportable Segment
Label Products Segment

	Second Quarter	Second Quarter	First Six Months	First Six Months
	2005	2004	2005	2004
	(in millions)
Net sales	$26.6	$26.0	$52.9	$51.8
Gross margin %	14.1%	18.4%	14.1%	18.1%
Selling and distribution expenses	$1.6	$1.6	$3.3	$3.1
General and administrative expenses	$1.0	$1.0	$1.9	$2.0
Other	$—	$.2	$—	$.3
Income from operations before income taxes	$1.2	$2.0	$2.3	$3.9

Depreciation and amortization	$.7	$.6	$1.3	$1.2
Investment in plant and equipment	$.3	$.4	$.7	$.6
Net sales for our Label Products segment were $26.6 million for the second quarter of 2005 compared to $26.0 million for the second quarter of 2004. Net sales were $52.9 million for the first six months of 2005 compared to $51.8 million for the first six months of 2004.
•	The $.6 million, or 2.3 percent, increase in net sales in the second quarter of 2005 resulted mainly from a $2.5 million increase in our automatic identification product line, $.4 million increase in our inform product line, and $.1 million in our RFID product line which was partially offset by declines of $1.6 million in our supermarket scale product line, $.6 million in our retail shelf product line and $.2 million in our EDP product line. The increase in automatic identification label sales resulted primarily from incremental business gained from new customers and incremental volume from an existing major customer. The increase in the inform product line resulted from the asset acquisition of Label Systems International (LSI) which increased our customer base. The decreased sales in our supermarket scale and retail shelf product lines are primarily a result of lost business, some of which is now produced by the customer itself.

•	The $1.1 million, or 2.1 percent, increase in net sales for the first six months of 2005 resulted mainly from a $5.5 million increase in our automatic identification product line and $.4 million increase in other product lines which was partially offset by declines of $3.0 million in our supermarket scale product line, $.8 million in the retail shelf product line and $1.0 million in our EDP product line. The increase in automatic identification label sales resulted primarily from incremental business gained from new customers and incremental business received from a major existing customer. The decreased sales in our supermarket scale and retail shelf product lines are primarily a result of lost business, a portion of which is now produced by the customer itself. The decreased sales in our EDP product line are due to market erosion as a result of printer technology changes and lost business.

Gross margin for the Label Products segment decreased $1.0 million for the second quarter of 2005 and $1.9 million for the first six months of 2005. As a percentage of net sales, the gross margin decreased from 18.4 percent for the second quarter of 2004 to 14.1 percent for the second quarter of 2005. The gross margin percentage decreased from 18.1 percent for the first six months of 2004 to 14.1 percent for the first six months of 2005. The decreases in the gross margin percentages were related to the loss of higher margin automatic identification and retail shelf business, increased worker’s compensation cost, as well as increased raw material costs, which have only partially been passed on to customers.
Selling and distribution expenses for our Label Products segment remained unchanged at $1.6 million in both the second quarters of 2005 and 2004. Selling and distribution expenses increased $0.2 million to $3.3 million for the first six months of 2005 compared to $3.1 million for the first six months of 2004. As a percentage of sales, selling and distribution expenses decreased from 6.2 percent for the second quarter of 2004 to 6.0 percent for the second quarter of 2005. As a percentage of sales, selling and distribution expenses increased to 6.2 percent for the first six months of 2005 compared to 6.0 percent for the first six months of 2004. The increase for the first six months of 2005 was primarily due to increased bad debt expenses as we had a partial bad debt recovery that occurred in the first quarter of 2004.
General and administrative expenses for our Label Products segment remained unchanged at $1.0 million for both the second quarters of 2005 and 2004. General and administrative expenses decreased $.1 million to $1.9 million for the first six months of 2005 compared to $2.0 million for the second quarter of 2004. As a percentage of net sales, general and administrative expenses were 3.9 percent for both the second quarters of 2005 and 2004. As a percentage of sales, general and administrative expenses decreased from 3.9 percent for the first six months of 2004 to 3.6 percent for the first six months of 2005. The lower administrative cost is mainly attributable to decreased employee incentive expenses.
Pretax income for our Label Products segment decreased $.8 million in the second quarter of 2005 to $1.2 million compared to $2.0 million for the second quarter of 2004. Pretax income decreased $1.6 million to $2.3 million for the first six months of 2005 compared to $3.9 million for the first six months of 2004. The lower pretax income was primarily due to lower gross margins.
Specialty Paper Products Segment

	Second Quarter	Second Quarter	First Six Months	First Six Months
	2005	2004	2005	2004
	(in millions)
Net sales	$41.4	$42.1	$83.7	$82.4
Gross margin %	18.4%	19.0%	17.1%	19.5%
Selling and distribution expenses	$4.5	$4.5	$9.2	$8.8
General and administrative expenses	$1.5	$1.6	$3.0	$3.6
Research and development expenses	$.1	$.2	$.3	$.4
Income from operations before income taxes	$1.5	$1.7	$1.8	$3.4

Depreciation and amortization	$.8	$.9	$1.8	$1.8
Investment in plant and equipment	$.9	$.5	$1.9	$.9
Net sales for our Specialty Paper Products segment were $41.4 million for the second quarter of 2005 compared to $42.1 million for the second quarter of 2004. Net sales were $83.7 million for the first six months of 2005 compared to $82.4 million for the first six months of 2004.
•	The $.7 million, or 1.7 percent, decrease in net sales in the second quarter of 2005 was primarily related to a $2.6 million decrease in our thermal point of sale (POS) product line, $.8 million decrease in our thermal ticket and tag product line, $.6 million decrease in our dry gum product line and $.5 million decrease in our of financial receipt product line, which was partially offset by $1.5 million increase in our retail POS product line, $1.2 million increase in our wide-format products, $.7 million increase in our ribbon product line and $.4 million in our other miscellaneous product lines. The decrease in net sales of our thermal product line was due mainly to lower unit volume. The net sales decrease in the thermal ticket and tag product lines results primarily from the loss of airline ticket business. Our dry gum product line is a mature product line, which continues to decline due to technology changes. The net sales increase in our wide-format products resulted from business gained from new customers. The increase in our retail product line was due to increased sales of our IBM branded POS applications. The increase in our ribbon products is due to product sales as a result of customers gained from our acquisition of the assets of Label Systems International.

•	The $1.3 million, or 1.6 percent, increase in net sales in the first six months of 2005 was primarily due to sales increases of $2.7 million in our wide-format product line, $1.5 million in our retail POS product line, $1.0 million in our fraud prevention product line, $1.0 million in thermal face sheet product line, $.5 million in our ribbon product line and $.3 million of other miscellaneous product lines. The net sales increases were partially offset by sales decreases of $2.8 million in our thermal POS product line, $1.5 million in our thermal ticket and tag product line, $.7 million in our dry gum product line, and $.7 million in our carbonless product line. The net sales increase in our wide-format products resulted from new customer business. The net sales increase in our retail POS product line was due to increased sales of our IBM branded products for point-of-sale applications. The net sales increase in our thermal face sheet products was primarily due to incremental volume received from a major customer. The net sales decrease in our thermal product line was due mainly to lower unit volume. The net sales decrease in the thermal ticket and tag products results primarily from the loss of airline ticket business. The continued shift in printing technologies in printing equipment from impact to thermal printers resulted in lower sales of dry gum and carbonless products.
Gross margin for our Specialty Paper Products segment decreased $.4 million in the second quarter of 2005 and $1.8 million for the first six months of 2005 from $8.0 million in the second quarter of 2004 and $16.1 million in the first six months of 2004. The gross margin percentage decreased from 19.0 percent in the second quarter of 2004 to 18.4 percent in the second quarter of 2005. The gross margin percentage decreased to 17.1 percent for the first six months of 2005 from 19.5 percent for the first six months of 2004. The decrease in the gross margin percentage in the second quarter of 2005 and for the first six months of 2005 was due primarily to higher raw material costs, an unfavorable product mix resulting from sales declines in the mature and higher margin product lines and lower absorption of production costs in our paper coating operations due to the decrease in production volume. In addition, the decrease in gross margin percentage was associated with pricing conditions related to thermal products used in POS applications and thermal face sheet sold to laminators.
Selling and distribution expenses for our Specialty Paper Products segment remained unchanged at $4.5 million for both the second quarter of 2005 and 2004. Selling and distribution expenses increased $.4 million to $9.2 million for the first six months of 2005 compared to $8.8 million for the first six months of 2004. The increase resulted primarily from higher distribution expenses related to the increased volume, increased freight charges and severance charges related to headcount reductions in the first quarter of 2005. As a percentage of net sales, selling and distribution expenses increased from 10.7 percent for the second quarter of 2004 to 10.9 percent for the second quarter of 2005. As a percentage of net sales, selling and distribution expenses increased to 11.0 percent for the first six months of 2005 from 10.7 percent for the first six months of 2004.
General and administrative expenses for our Specialty Paper Products segment decreased $.1 million to $1.5 million in the second quarter of 2005 compared to $1.6 million in the second quarter of 2004. General and administrative expenses decreased $.6 million to $3.0 million for the first six months of 2005 compared to $3.6 million for the first six months of 2004. The decrease for both the second quarter and first six months of 2005 resulted from reduced headcount as well as increased rental income associated with the lease of excess warehouse space at our Merrimack, New Hampshire facility. As a percentage of net sales, general and administrative expenses were 3.6 percent for the second quarter of 2005 and 3.8 percent for the second quarter of 2004. As a percentage of net sales, general and administrative expenses decreased from 4.4 percent for the first six months 2004 to 3.6 percent for the first six months of 2005.
Research and development expenses decreased $.1 million for the second quarter of 2005 to $.1 million compared to $.2 million for the second quarter of 2004 and decreased $.1 million to $.3 million for the first six months of 2005 compared to $.4 million for the first six months of 2004.
Pretax income for our Specialty Paper Products segment decreased $.2 million from $1.7 million for the second quarter of 2004 compared to $1.5 million for the second quarter of 2005. Pretax income decreased $1.6 million to $1.8 million for the first six months of 2005 compared to $3.4 million for the first six months of 2004. The lower pretax income resulted mainly from lower gross margins.

Imaging Supplies Segment

	Second Quarter	Second Quarter	First Six Months	First Six Months
	2005	2004	2005	2004
	(in millions)
Net sales	$6.4	$5.7	$12.3	$12.2
Gross margin %	11.1%	14.9%	14.2%	17.7%
Selling and distribution expenses	$.3	$.3	$.5	$.7
General and administrative expenses	$.3	$.3	$.6	$.7
Research and development expenses	$.2	$.3	$.5	$.7
Special charges	$—	$—	$1.7	$—
Loss on curtailment of pension benefits	$—	$—	$.4	$—
Income (loss) from operations before income taxes	$(.1)	$(.1)	$(2.1)	$0

Depreciation and amortization	$.9	$.3	$1.2	$.7
Investment in plant and equipment	$—	$.1	$—	$.1
Net sales for our Imaging Supplies segment were $6.4 million for the second quarter of 2005 compared to $5.7 million in the second quarter of 2004. Net sales were $12.3 million for the first six months of 2005 compared to $12.2 million for the first six months of 2004.
•	The $.7 million, or 12.3 percent, increase in the net sales for second quarter of 2005 resulted mainly from increased sales of high-speed toners due to new products introduced in 2004.

•	The $.1 million, or 0.8 percent, increase in net sale for the first six months of 2005 resulted from increased sales of high-speed toners.
Gross margin for our Imaging Supplies segment decreased from 14.9 percent in the second quarter of 2004 to 11.1 percent in the second quarter of 2005. The gross margin decreased from 17.7 percent for the first six months of 2004 to 14.2 percent for the first six months of 2005. The decrease in the gross margin percentages for both the second quarter and first six months of 2005 was primarily attributable to $.6 million of accelerated depreciation on plant equipment related to our decision to exit the toner and developer business by March 2006.
Selling and distribution expenses for our Imaging Supplies segment remained unchanged at $.3 million for the second quarters of both 2005 and 2004. Selling and distribution expenses decreased $.2 million to $.5 million in the first six months of 2005 compared to $.7 million for the first six months of 2004. Selling and distribution expenses, as a percentage of sales, were 4.7 percent for the second quarter of 2005 compared to 5.3 percent for the second quarter of 2004. Selling and distribution expenses, as a percentage of sales, decreased from 5.7 percent for the first six months of 2004 to 4.1 percent for the first six months of 2005. The decrease for the first six months of 2005 resulted from reduced headcount related to the decision to exit the toner business as well as lower distribution costs due to the lower sales of products to customers for whom we pay the freight.
General and administrative expenses for our Imaging Supplies segment remain unchanged at $.3 million in the second quarters of both 2005 and 2004 and decreased $.1 million to $.6 million for the first six months of 2005 compared to $.7 million for the first six months of 2004. General and administrative expenses, as a percentage of sales, were 4.7 percent for the second quarter of 2005 compared to 5.3 percent for the second quarter of 2004. General and administrative expenses, as a percentage of sales, decreased from 5.7 percent for the first six months of 2004 to 4.9 percent for the first six months of 2005. The decrease in general and administrative expenses was due primarily to lower legal expenses.
Research and development expenses decreased $.1 million to $.2 million for the second quarter of 2005 compared to $.3 million for the second quarter of 2004 and $.2 million to $.5 million for the first six months of 2005 compared to $.7 million for the first six months of 2004. The decrease in research and development expenses resulted from lower headcount and reduced product trials both related to our decision to exit the toner and developer business.
Pretax loss was $.08 million for the second quarter of 2005 compared to a pretax loss of $.1 million for the second quarter of 2004. Pretax loss was $2.1 million for the first six months of 2005 compared to a pretax income of $.02 million for the first six months of 2004. The decrease for both the second quarter and the first six months of 2005 was primarily due to expenses associated with our decision to exit the toner and developer business, which was partially offset by lower operating expenses. In connection with the exit plan, for the first six months of 2005 we incurred special charges of $1.7 million related to severance charges, $.6 million in accelerated depreciation expense and a loss on curtailment of pension benefits of $.4 million.

Liquidity, Capital Resources and Financial Condition
Cash and cash equivalents decreased $.1 million during the first six months of 2005 to $.8 million at July 1, 2005. Cash provided by continuing operations of $5.2 million was offset by $2.8 million invested in plant and equipment, cash used by financing activity of $2.1 million and $.4 million used in connection with the asset acquisition of Label Systems International.
Cash flow provided by operations in the first six months of 2005 included a $.4 million decrease in net working capital, net of effects from acquisitions. The $.4 million decrease in net working capital resulted from a $1.2 million increase in accounts payable a $.7 million decrease in other current assets and a $.3 million decrease in accounts receivable offset by a $1.8 million increase in inventory, a $.1 million increase in other assets, and a $.7 million decrease in accrued expenses. The increased accounts payable and inventory was the result of increases in all segments primarily due to increased raw material prices impacting timing of inventory purchases. The decrease in accrued expenses was primarily due to the reversal of a reserve related to the resolution of the IRS tax settlement.
We are party to a Credit Agreement, dated March 1, 2002, with LaSalle Bank, NA as Agent and Issuing Bank and Fleet National Bank, a Bank of America Company, that, as amended, consists of a term loan of $15 million and, effective April 14, 2005, a revolving loan commitment of $35 million that requires us to maintain certain financial covenants such as total funded debt to adjusted earnings before interest, income taxes, depreciation and amortization, also known as adjusted EBITDA, and a fixed charge coverage ratio. Borrowings under the Credit Agreement are collateralized by a security interest in our accounts receivable, inventories, certain machinery and equipment and real estate located in Merrimack, New Hampshire. We had $5.5 million obligation under standby letters of credit with the banks. We had $8.7 million of additional borrowing capacity at July 1, 2005 under our revolving loan commitment. We entered into a first amendment to the Credit Agreement, effective July 15, 2003, to increase the term loan under the Credit Agreement from $10 million to $15 million and to adjust the terms of the quarterly interest payments. We entered into a second amendment to the Credit Agreement, effective July 24, 2003, to waive our non-compliance with the funded debt to EBITDA ratio and the minimum EBITDA financial covenants for the quarter ended June 27, 2003. We entered into a third amendment to the Credit Agreement, effective September 25, 2003, to replace the minimum EBITDA covenant with a minimum adjusted EBITDA covenant, and we entered into a consent and fourth amendment to the Credit Agreement, effective December 30, 2003, adding the provision to the funded debt to EBITDA ratio, for the computation period ended December 31, 2003 only, to be computed as the funded debt to adjusted EBITDA ratio.
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
Under the amended Credit Agreement, we are also subject to a non-use fee for any unutilized portion of our revolving loan that ranges from .25 percent to .375 percent based on our funded debt to adjusted EBITDA ratio. For the six months ended

July 1, 2005 and July 2, 2004, the weighted average annual interest rate on our long-term debt was 5.0 percent and 3.4 percent, respectively.
Furthermore, without prior consent of our lenders, the Credit Agreement limits, among other things, the payment of dividends to $.6 million, capital expenditures to $8.0 million, the incurrence of additional debt and restricts the sale of certain assets and merger or acquisition activities. We were in compliance with the financial covenants and our compliance at July 1, 2005 under the amended Credit Agreement is as follows:

July 1, 2005
	Covenant	Requirement	Compliance
•	Maintain a fixed charged coverage ratio	Not less than 1.1 to 1.0	1.3 to 1.0
•	Maintain a funded debt to adjusted EBITDA ratio	Less than 2.75 to 1.0	2.40 to 1.0
Pursuant to our amended Credit Agreement at July 1, 2005, our minimum payment obligations relating to long-term debt are as follows:

				2008 and
	2005	2006	2007	Beyond	Total
(In thousands)
Term portion of long-term debt	$1,700	$3,400	$100	$—	$5,200
Revolving portion of long-term debt	—	—	20,800	—	20,800
Industrial revenue bond	—	—	—	2,800	2,800

	$1,700	$3,400	$20,900	$2,800	$28,800

At July 1, 2005, we utilized all of the proceeds received from the IDR Bond issued by the IDB of the City of Jefferson City, Tennessee.
In connection with the IRS tax settlement, during the third quarter of 2005, we will be making a payment of $1.8 million to the IRS and we expect to pay $2.0 million in interest to the IRS in the third quarter of 2005.
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
Matters Affecting Future Results
Information we provide in this Form 10-Q may contain forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995. We may also make forward-looking statements in other reports we file with the Securities and Exchange Commission, in materials we deliver to stockholders and in our press releases. In addition, our representatives may, from time to time, make oral forward-looking statements. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that is not directly related to historical or current fact. Words such as “anticipates,” “believes,” “expects,” “estimates,” “intends,” “plans,” “projects,” “can,” “may” and similar expressions are intended to identify such forward-looking statements. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated. Such risks and uncertainties include, but are not limited to, our future capital needs, stock market conditions, the price of our stock, fluctuations in customer demand, intensity of competition from other vendors, availability of supply from vendors, timing and acceptance of our new product introductions, general economic and industry conditions, delays or difficulties in programs designed to increase sales and improve profitability, the possibility of a final award of material damages in our pending litigation, and other risks detailed in this Form 10-Q and in our other filings with the Securities Exchange Commission. The information set forth in this Form 10-Q should be read in light of such risks. We assume no obligation to update the information contained in this Form 10-Q or to revise our forward-looking statements.
Risk Factors
The following important factors, among others, could cause our actual operating results to differ materially from those indicated or suggested by forward-looking statements made in this Form 10-Q or presented elsewhere by management from time to time.
We face significant competition.
The markets for our products are highly competitive, and our ability to effectively compete in those markets is critical to our future success. Our future performance and market position depend on a number of factors, including our ability to react to competitive pricing pressures, our ability to lower manufacturing costs and potentially consolidate production facilities, our ability to introduce new value added products and services to the market and our ability to react to the commoditization of products. Our performance could also be impacted by external factors, such as:
•	increasing pricing pressures from competitors in the markets for our products;

•	a faster decline than anticipated in the more mature, higher margin product lines, such as heat seal, carbonless and POS bond paper, and dry gum products, due to changing technologies;

•	our ability to pass on raw material price increases to customers; and

•	our ability to capture market share and margin in the radio frequency identification (RFID) label market.
Our Imaging Supplies and Specialty Paper Products segments operate in New Hampshire, which has relatively higher labor and utility costs compared to other parts of the United States where some of our competitors are located or operate. Some of our competitors may be larger in size or scope than we are, which may allow them to achieve greater economies of scale on a global basis or allow them to better withstand periods of declining prices and adverse operating cost.
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
We depend on outside suppliers for most of the raw materials used in our business. Although we believe that adequate supplies of the raw materials we use are available, any significant decrease in supplies, or any increase in costs or a greater increase in delivery costs for these materials could result in a decrease in our margins, which would harm our financial condition. For example, our Specialty Paper Products and Label Products segments are impacted by the economic conditions and the plant capacity dynamics within the paper industry. In general, the availability and pricing of commodity paper such as uncoated face sheet is affected by the capacity of the paper mills producing the products. Increases in the level at which paper manufacturers, or other producers of the raw materials we use in our business, operate could cause increases in the costs of raw materials, which could harm our financial condition if we are unable to recover the cost. Conversely, an excess supply of materials could reduce our cost resulting in lower selling prices and the risk of eroded margins.
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
Funding for the defined benefit pension plans we sponsor is determined based upon the funded status of the plans and a number of actuarial assumptions, including an expected long-term rate of return on plan assets and the discount rate utilized to compute pension liabilities. As of December 31, 2002, we froze benefits under two of these pension plans: the Nashua Corporation Retirement Plan for Salaried Employees and the Supplemental Executive Retirement Plan. Due to declining returns in the investment portfolio and a lower discount rate of our defined benefit pension plans in recent years, the defined benefit plans were underfunded as of December 31, 2004 by approximately $17.9 million, based on the actuarial methods and assumptions utilized for purposes of FAS 87 and after giving effect to the planned curtailment of benefits. As a result, we expect to experience an increase in our future cash contributions to our defined benefit pension plans. We do not expect to make a contribution in 2005. In the event that actual results differ from the actuarial assumptions, the funded status of our defined benefit plans may change and any such resulting deficiency could result in additional charges to equity and against earnings and increase our required cash contributions. Additionally, legislative changes were recently proposed in the U.S. Congress that, if enacted into law, would impact our defined benefit pension plans by altering the manner in which liabilities are determined for the purpose of calculating required pension contributions and the timing and manner in which required contributions to underfunded pension plans would be made. The proposals are still in the early stages and many details will need to be specified, and then approved by Congress. However, we believe that the funding requirements for our defined benefit pension plans could be significantly increased by these proposed changes, if they are adopted.
Our future results may be adversely affected by receiving fewer savings from our corporate initiatives than expected.
During the past five years, we have pursued a strategy to reduce costs, streamline operations and further resolve legacy issues that in the past have affected our profitability. However, there can be no assurance that all of the estimated savings from these initiatives will be realized. Although we currently expect to achieve our goals, we may encounter unanticipated difficulties in implementing our initiatives.
We are dependent on key personnel and on the retention and recruiting of key personnel for our future success.
Our future success depends to a significant extent on the continued service of our key administrative manufacturing, sales and senior management personnel. However, our strategy to reduce costs, streamline operations and further resolve legacy issues may adversely impact our workforce. We do not have employment agreements with our executives and do not maintain key person life insurance on any of these executives. The loss of the services of one or more of our key employees could significantly delay or prevent the achievement of our product development and other business objectives and could harm our business. While we have entered into executive severance agreements with certain key employees, there can be no assurance that the severance agreements will provide adequate incentives to retain these employees. Our future success also depends on our continuing ability to attract, retain and motivate highly skilled employees for key positions. There is competition for qualified employees in our industry. We may not be able to retain our key employees or attract, assimilate or retain other highly qualified employees in the future.
We have from time to time in the past experienced, and we expect to continue to experience from time to time in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications for certain positions.
New technologies or changes in consumer preferences may affect our ability to compete successfully.
We believe that new technologies or novel processes may emerge and that existing technologies may be further developed in the fields in which we operate. These technologies or processes could have an impact on production methods or on product quality in these fields. For example, we believe that a trend in the label business is the transition of barcode labels used in warehousing and distribution into RFID labels. Accordingly, we installed inlet insertion equipment for RFID labels in the first quarter of 2005 and we continue to invest in technology and equipment that should allow us to print and convert RFID labels. However, the widespread use and acceptance of RFID labels cannot be assured nor can the success of our RFID label market entry.
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
An important aspect of our business strategy is to make strategic acquisitions of businesses that complement our Label and Converting businesses and will expand our customer base and markets, improve distribution efficiencies and enhance our technological capabilities. Acquisitions could result in the consolidation of manufacturing plants. As recently announced with the exit of the toner and developer business included in our Imaging Supplies segment, we also intend to divest businesses and real estate that are not core to our future growth and profitability. These acquisitions, potential plant consolidations and divestitures could cause our financial results and cash flows to fluctuate. Financial risks from potential acquisitions include the use of our cash resources and incurring debt and liabilities. Further, there are possible operational risks including difficulties in assimilating and integrating the operations, products, technology, information systems and personnel of acquired businesses, the loss of key personnel of acquired businesses, and difficulties honoring commitments made to customers of the acquired businesses prior to the acquisition. There also exists a potential risk of increased direct and indirect costs associated with labor discontent relative to a plant consolidation strategy. Such costs could impact our financial results and our ability to successfully implement plant consolidations. There also exists the possibility that the potential sale of our real estate may not produce the anticipated monetary benefit. The failure to adequately address these risks could adversely affect our business.
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
Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and changes to existing New York Stock Exchange listing standards, are creating uncertainty for companies such as ours. These new or changed laws, regulations and standards are subject to varying interpretations in many cases and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, our efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased general and administrative expenses and management time and attention. In particular, our efforts to comply with Section 404 of Sarbanes-Oxley and the related regulations regarding our required assessment of our internal controls over financial reporting and our external registered public accounting firm’s audit of that assessment has required the commitment of significant financial and managerial resources. While the SEC has recently announced a one-year extension for non-accelerated filers for compliance with Section 404 of Sarbanes-Oxley, which will require us to begin to comply with the Section 404 requirements for our fiscal year ending December 31, 2006 instead of our fiscal year ending December 31, 2005, we still expect our compliance efforts to require the continued commitment of significant resources. Additionally, if our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies, our reputation may be harmed and we might be subject to sanctions or investigation by regulatory authorities, such as the SEC. Any such action could adversely affect our business and the market price of our stock.
ITEM 4. CONTROLS AND PROCEDURES
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of July 1, 2005. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commissions’ rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of July 1, 2005, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended July 1, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In August and September 1996, two individual plaintiffs filed lawsuits in the Circuit Court of Cook County, Illinois against us, Cerion Technologies, Inc., certain directors and officers of Cerion, and our underwriter, on behalf of all persons who purchased the common stock of Cerion between May 24, 1996 and July 9, 1996. These two complaints were consolidated. In March 1997, the same individual plaintiffs joined by a third plaintiff filed an Amended Consolidated Class Action Complaint. The Amended Consolidated Complaint alleged that, in connection with Cerion’s initial public offering, the defendants issued materially false and misleading statements and omitted the disclosure of material facts regarding, in particular, certain significant customer relationships. In October 1997, the Circuit Court on motion by the defendants dismissed the Amended Consolidated Complaint. The plaintiffs filed a Second Amended Consolidated Complaint alleging similar claims as the Amended Consolidated Complaint seeking damages and injunctive relief. On May 6, 1998, the Circuit Court, on motion by the defendants, dismissed with prejudice the Second Amended Consolidated Complaint. The plaintiffs filed with the Appellate Court an appeal of the Circuit Court’s ruling. On November 19, 1999, the Appellate Court reversed the Circuit Court’s ruling that dismissed the Second Amended Consolidated Complaint. The Appellate Court ruled that the Second Amended Consolidated Complaint represented a valid claim and sent the case back to the Circuit Court for further proceedings. On December 27, 1999, we filed a petition with the Supreme Court of Illinois. In that petition, we asked the Supreme Court of Illinois to determine whether the Circuit Court or the Appellate Court is correct. Our petition was denied and the case was sent to the Circuit Court for trial. Discovery has been completed, but no date has been set for trial and pre-trial motions. On October 8, 2003, the Circuit Court heard motions on a Summary Judgment motion and a class action certification motion. No ruling has been made. We expect the court will issue rulings on the motion in the third quarter of 2005. We believe that the lawsuit is without merit and will continue to defend ourselves in this matter. We also believe that we will receive the value of our 37.1 percent ownership in the Cerion Liquidating Trust, which our ownership was valued at $.9 million on an after-tax basis at July 1, 2005. Our investment in Cerion is included under other assets in our Consolidated Balance Sheet.
In December 2002, we eliminated the availability of certain postretirement health benefits to union and non-union employees of Nashua who had at least 10 years of service and chose to retire between age 60 to 65 which provided access to health benefits until age 65. The unions in New Hampshire objected to the action and filed a grievance. The final step of the grievance process is arbitration by the American Arbitration Association. The subject of the Arbitration was the interpretation of the collective bargaining contract language which we believe allows modification of the eligibility of those postretirement health benefits. The unions’ position is that regardless of the contract wording, these benefits cannot be eliminated without bargaining with the unions. The Arbitration hearing occurred on July 28, 2003 and the arbitrator ruled in favor of the unions on October 24, 2003. On November 24, 2003, we filed an appeal of the arbitration decision with the U.S. District Court for the District of New Hampshire. On March 14, 2005, the court ruled on the motions and upheld the arbitrator’s award. On April 11, 2005, we filed an appeal with the U.S. Court of Appeals. On May 19, 2005, the U.S. Court of appeals dismissed the case at our request. This matter is now resolved.
On May 30, 2003, Ricoh Company, Ltd. and affiliated companies filed a complaint in the U.S. District Court for the District of New Jersey against several defendants, including the largest customer of our Imaging Supplies segment and another company who is a supplier to the Imaging Supplies segment. The Complaint alleged multiple counts of patent infringement, trademark infringement and unfair competition by the defendants. On October 17, 2003, Ricoh amended the Complaint and added us as an additional co-defendant in the suit. The allegations arose from the sale and distribution of Ricoh compatible toner products. We filed an answer to the Complaint in December 2003. The suit is in the discovery phase. The parties have filed various motions, including summary judgment motions, and are awaiting rulings from the District Court. On April 12, 2005, the District Court granted the summary judgment motion dismissing the counts related to trademark infringement and unfair competition. No trial date has been set. We believe we have valid defenses and potential recourse against certain other co-defendants in this matter.
On August 2, 2005 the U.S. District Court for the District of New Jersey issued an opinion and order in a patent infringement lawsuit filed by Ricoh Company Ltd. and others against us, Katun Corporation and General Plastics Industrial Co. The Court issued summary judgment that one of six Ricoh patents relating to toner bottles for use in photocopy machines was not invalid as anticipated by certain prior art and was infringed by us and the other defendants. In addition, the Court interpreted disputed terms of the six patents involved in the case. We believe we are entitled to indemnification from Katun for monies owed as a result of any judgment rendered against us in this litigation, including for damages, costs, attorney’s fees and interest. In addition, we believe we are entitled to indemnification from Katun for monies paid to Ricoh in settlement of the Ricoh litigation provided that Katun has consented to the settlement.
On November 5, 2004, Océ North America Inc. and Océ Printing Systems GmbH filed a Complaint for patent infringement against us in the U.S. District Court for the Northern District of Illinois. Océ did not serve the initial Complaint on us. On March 3, 2005, Océ filed a First Amended Complaint in the U.S. District Court for the Northern District of Illinois. The First Amended Complaint was served on us on March 3, 2005. We filed an Answer and Counterclaim to the First Amended Complaint on April 22, 2005. The suit is in discovery phase. No trial date has been set. We believe we have valid defenses in this matter.
On November 12, 2004, Sandra Hook, a former employee, filed suit in Chancery Court for Jefferson County, Tennessee claiming discrimination related to the ending of her employment with us in November 2003 and seeking damages in excess of $1.2 million. Prior to filing suit against us on March 4, 2004, Ms. Hook filed a complaint with the Tennessee Human Rights Commission claiming discrimination in connection with the termination of her employment with us in November 2003. The Tennessee Human Rights Commission completed an investigation and found no basis to continue with a claim against us. On May 27, 2005, Ms. Hook field suit in the U.S. District Court for the Eastern District of Tennessee claiming damages in excess of $1.3 million. We believe Ms. Hook’s claims to be without merit and intend to defend the cases vigorously.
ITEM 4. SUBMISSION OF OTHER MATTERS TO A VOTE OF SECURITY HOLDERS
(a)	Our 2005 Annual Meeting of Stockholders was held on May 4, 2005.

(b)	At our 2005 Annual Meeting, our stockholders elected Andrew B. Albert, L. Scott Barnard, Avrum Gray, George R. Mrkonic, Jr., James F. Orr III and Mark E. Schwarz to serve as our directors until our next annual meeting of stockholders and until their successors are elected and qualified.

(c)	The matters acted upon at our 2005 Annual Meeting, and the voting tabulation for each matter, is as follows:
Proposal 1: To elect six directors for a term of one year.

	Number of Votes
Nominees	For	Withheld
Andrew B. Albert	5,119,118	566,207
L. Scott Barnard	5,623,196	62,129
Avrum Gray	5,116,262	569,063
George M. Mrkonic, Jr.	5,623,739	61,586
James F. Orr III	5,620,803	64,522
Mark E. Schwarz	5,225,441	459,884

Each of the above named individuals was elected as a director of our Company.
ITEM 5. OTHER INFORMATION
Stockholder Proposals
Any stockholder proposal which is to be included in the proxy materials for the 2006 annual meeting must be received by us on or before November 26, 2005. Such proposals should be directed to Nashua Corporation, 11 Trafalgar Square, Suite 201, Nashua, New Hampshire 03063, Attention: Clerk/Secretary.
In addition, our by-laws require that we be given advance notice of stockholder nominations for election to the Board of Directors and of other matters which stockholders wish to present for action at an annual meeting of stockholders, other than matters included in our proxy statement in accordance with SEC Rule 14a-8. The required notice must be in writing and received by our corporate clerk/secretary at our principal executive offices not less than 60 days nor more than 90 days prior to the annual meeting of stockholders. However, in the event that less than 70 days’ prior disclosure of the date of the meeting is first given or made (whether by public disclosure or written notice to stockholders), notice by the stockholder to be timely must be received by our corporate clerk/secretary at our principal executive offices no later than the close of business on the 10th day following the day on which such disclosure of the date of the meeting was made. The date of our 2006 annual meeting of stockholders has not yet been established, but assuming it is held on May 4, 2006, in order to comply with the time periods set forth in our by-laws, appropriate notice for the 2006 annual meeting would need to be provided to our corporate clerk/secretary no earlier than February 3, 2006 and no later than March 5, 2006.
ITEM 6. EXHIBITS
Exhibits

31.1*	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 11, 2005.

31.2*	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 11, 2005.

32.1*	Certificate of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 11, 2005.

32.2*	Certificate of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 11, 2005.

* -	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NASHUA CORPORATION

(Registrant)

Date: August 11, 2005	By: /s/ John L. Patenaude

John L. Patenaude
Vice President-Finance and
Chief Financial Officer
(principal financial and duly authorized officer)