Form 10-Q
period 2005-09-30
NASHUA CORP
filed 2005-11-08
CIK 69680

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
SEPTEMBER 30, 2005
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
Yes ☐                 No ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                 No ☑
As of October 31, 2005, the Company had 6,228,484 shares of Common
Stock, par value $1.00 per share, outstanding.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
NASHUA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2005	December 31,
	(Unaudited)	2004
	(In thousands)
ASSETS:
Current assets:
Cash and cash equivalents	$1,110	$884
Restricted cash	—	1,202
Accounts receivable	33,407	33,501
Inventories:
Raw materials	13,338	14,124
Work in process	3,606	3,260
Finished goods	8,655	7,841

	25,599	25,225
Other current assets	3,762	4,493

Total current assets	63,878	65,305

Plant and equipment	104,443	99,538
Accumulated depreciation	(66,069)	(59,693)

	38,374	39,845

Goodwill	32,397	31,516
Intangibles, net of amortization	1,147	1,451
Loans to related parties	1,015	957
Other assets	13,826	11,886

Total assets	$150,637	$150,960

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$17,323	$16,751
Accrued expenses	8,861	12,782
Current maturities of long-term debt	3,400	3,400
Current maturities of notes payable	333	710

Total current liabilities	29,917	33,643

Long-term debt	28,200	27,350
Notes payable to related parties	389	250
Other long-term liabilities	25,456	23,769

Total long-term liabilities	54,045	51,369

Commitments and contingencies (see Note 8)
Shareholders’ equity:
Common stock	6,229	6,209
Additional paid-in capital	15,564	15,484
Retained earnings	57,891	57,264
Accumulated other comprehensive loss:
Minimum pension liability adjustment, net of tax	(13,009)	(13,009)

Total shareholders’ equity	66,675	65,948

Total liabilities and shareholders’ equity	$150,637	$150,960

See accompanying notes.

NASHUA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2005	2004	2005	2004
	(In thousands, except per share data)
Net sales	$74,249	$72,120	$220,660	$215,977
Cost of products sold	61,651	58,340	184,459	174,639

Gross margin	12,598	13,780	36,201	41,338
Selling, distribution and administrative expenses	10,500	11,319	32,549	33,858
Research and development expense	331	526	1,221	1,582
Loss from equity investments	—	117	—	416
Interest expense, net	465	28	1,290	660
Special (income) charges	(61)	—	1,625	—
(Gain) loss on curtailment of pension benefits	—	(923)	385	(923)

Income (loss) from continuing operations before income taxes (benefit)	1,363	2,713	(869)	5,745
Provision (benefit) for income taxes	520	1,044	(261)	2,204

Income (loss) from continuing operations	843	1,669	(608)	3,541
Income from discontinued operations, net of taxes	—	—	1,235	—

Net income	$843	$1,669	$627	$3,541

Basic earnings per share:
Income (loss) per common share from continuing operations	$0.14	$0.28	$(0.10)	$0.59
Income per common share from discontinued operations	—	—	0.20	—

Net income per common share	$0.14	$0.28	$0.10	$0.59

Average common shares	6,089	6,027	6,084	5,995

Diluted earnings per share:
Income (loss) per common share from continuing operations assuming dilution	$0.14	$0.27	$(0.10)	$0.58
Income per common share from discontinued operations assuming dilution	—	—	0.20	—

Net income per common share assuming dilution	$0.14	$0.27	$0.10	$0.58

Dilutive effect of stock options	92	119	—	114

Average common and potential common shares	6,181	6,146	6,084	6,109

See accompanying notes.

NASHUA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,	October 1,
	2005	2004
	(In thousands)
Cash flows from operating activities of continuing operations:
Net income	$627	$3,541
Adjustments to reconcile net income to cash provided by (used in) continuing operating activities:
Depreciation and amortization	6,928	5,886
Loss on sale/disposal of fixed assets	109	—
Equity in loss from unconsolidated joint ventures	—	416
Loss (gain) from postretirement settlement	385	(923)
Death benefit premium purchase	—	(2,416)
Net change in working capital, net of effects from acquisitions	(5,388)	(10,657)
Income from discontinued operations	(1,235)	—
Other	2,437	2,794

Cash provided by (used in) continuing operating activities	3,863	(1,359)

Cash flows from investing activities of continuing operations:
Investment in plant and equipment	(3,390)	(3,678)
Acquisitions	(435)	(126)
Proceeds from sale of plant and equipment	20	41
Proceeds from surrender of retired executive life insurance policies	—	1,117
Investment in unconsolidated joint venture	(50)	—

Cash used in investing activities of continuing operations	(3,855)	(2,646)

Cash flows from financing activities of continuing operations:
Net proceeds from (repayments on) revolving portion of long-term debt	3,400	6,000
Principal repayments on term portion of long-term debt	(2,550)	(2,550)
Repayment of notes payable to related parties	(738)	(250)
Proceeds from shares exercised under stock option plans	124	875

Cash provided by financing activities of continuing operations	236	4,075

Cash used in activities of discontinued operations	(18)	(34)

Increase in cash and cash equivalents	226	36
Cash and cash equivalents at beginning of period	884	1,183

Cash and cash equivalents at end of period	$1,110	$1,219

Supplemental disclosures of cash flow information:
Interest paid (net of amount capitalized)	$1,276	$735

Income taxes paid for continuing operations, net	$38	$275

Supplemental schedule of non-cash investing and financing activities:
Fair value of assets acquired	$4,622	$208
Liabilities assumed	(4,187)	(82)

Cash paid for acquisitions	$435	$126

See accompanying notes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1: Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying financial statements contain all adjustments consisting of normal recurring accruals necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The accompanying financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004.
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
In addition to our Value Creation Incentive Plan, at September 30, 2005, we had three stock compensation plans, which are described more fully in Note 9 to the consolidated financial statements and related footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2004. We account for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Under APB Opinion No. 25, no stock-based employee compensation cost relating to stock option awards is reflected in our net income, as all options under our plans had an exercise price equal to the market value of our common stock on their date of grant. Stock-

based compensation, representing grants to non-employee directors and vesting of performance-based restricted stock awards was $0 million for both quarters ended September 30, 2005 and October 1, 2004. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-based Compensation — Transition and Disclosure,” to stock-based employee compensation:

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2005	2004	2005	2004
	(In thousands, except per share data)
Net income, as reported	$843	$1,669	$627	$3,541
Add: Stock-based employee compensation expense included in the determination of net income as reported, net of related tax effects	—	—	—	—
Deduct: Stock-based employee compensation expense, determined under the fair value based method for all awards, net of tax	(28)	(33)	(106)	(43)

Pro forma net income	$815	$1,636	$521	$3,498

Earnings per share:
Basic — as reported	$0.14	$0.28	$0.10	$0.59

Basic — pro forma	$0.13	$0.27	$0.09	$0.58

Diluted — as reported	$0.14	$0.27	$0.10	$0.58

Diluted — pro forma	$0.13	$0.27	$0.09	$0.57

Note 3: Acquired Intangible Assets
Details of acquired intangible assets are as follows:

	As of September 30, 2005
			Weighted
	Gross		Average
	Carrying	Accumulated	Amortization
	Amount	Amortization	Period
	(In thousands)
Trademarks and trade names	$560	$282	9 years
Licensing agreement	230	161	5 years
Customer relationships and lists	1,062	532	9 years
Customer contracts	620	407	4 years
Non-competition agreements	100	70	5 years
Patented technology	90	63	5 years

	$2,662	$1,515

Amortization Expense:
For the nine months ended September 30, 2005		$304
Estimated for the year ending December 31, 2005		$396
Estimated for the year ending December 31, 2006		$345
Estimated for the year ending December 31, 2007		$208
Estimated for the year ending December 31, 2008		$83
Estimated for the year ending December 31, 2009		$57
Estimated for the year ending December 31, 2010		$57
Estimated for the year ending December 31, 2011 and thereafter		$305
Note 4: Pension and Postretirement Benefits
Net periodic pension and postretirement benefit (income) costs for the three and nine months ended September 30, 2005 and October 1, 2004 from continuing operations for the plans include the following components:

	Pension Benefits for		Postretirement Benefits for
	three months ended		three months ended
	Sept. 30,	October 1,	Sept. 30,	October 1,
	2005	2004	2005	2004
	(In thousands)
Components of net periodic (income) cost

Service cost	$138	$209	$14	$15
Interest cost	1,331	1,219	25	40
Expected return on plan assets	(1,463)	(1,458)	—	—
Amortization of prior service cost	67	67	(16)	(16)
Net gain on curtailment	—	—	—	(923)
Recognized net actuarial loss/(gain)	395	215	(51)	(38)

Net periodic (income) cost	$468	$252	$(28)	$(922)

	Pension Benefits for		Postretirement Benefits for
	nine months ended		nine months ended
	Sept. 30,	October 1,	Sept. 30,	October 1,
	2005	2004	2005	2004
	(In thousands)
Components of net periodic (income) cost
Service cost	$588	$626	$44	$46
Interest cost	3,893	3,658	87	164
Expected return on plan assets	(4,399)	(4,374)	—	—
Amortization of prior service cost	201	201	(48)	(49)
Recognized net actuarial loss/(gain)	1,011	644	(109)	(179)
Net loss (gain) on curtailment	385	—	—	(923)

Net periodic (income) cost	$1,679	$755	$(26)	$(941)

During the first quarter of 2005, in connection with our decision to exit the toner and developer business which is included in our Imaging Supplies segment, we recognized a loss of $.4 million related to the future curtailment of pension benefits for approximately 39 employees included in our hourly pension plan.
We were not required to fund the pension plans in the first nine months of 2005 and do not anticipate funding for the remainder of 2005. Based on current law our funding requirements for 2006 and 2007 are estimated to be approximately $1.0 million and $8.9 million, respectively.
Note 5: Business Changes and Special Charges
On September 13, 2005, we effected a move of our listing of our common stock from the New York Stock Exchange to The NASDAQ National Market. Our common stock is listed on The NASDAQ National Market under the symbol NSHA.
On April 1, 2005, we committed to a plan to exit our toner and developer business, which is included in our Imaging Supplies segment, by March 31, 2006. As of September 30, 2005, our toner and developer business employed 66 people located primarily at our facilities in Nashua and Merrimack, New Hampshire. We expect to phase out operations in our toner and developer business by March 31, 2006 in order to fulfill commitments to customers. The number of employees in the toner and developer business will be reduced during the closing period. We expect to retain our resin business, which is also part of our Imaging Supplies segment.
Our decision to exit the toner and developer business was the result, in part, of our strategy to exit non-strategic businesses. The decision was also based on our assessment of risk related to new technologies in color and chemical toners where we have limited skill sets, cost and risk of litigation and increases in operating costs.
We have incurred the following charges in connection with exiting the toner and developer business:

(In thousands)
Severance and other employee benefits as of September 30, 2005	$1,645
Curtailment loss on pension benefits as of September 30, 2005	385
We expect to incur the following charges and gain in connection with exiting the toner and developer business:

(In thousands)
Curtailment gain on other postretirement benefits by March 31, 2006	$(322)
Accelerated depreciation of plant and equipment over the next six months	1,160
As of September 30, 2005, we made cash payments of $.1 million related to the workforce reduction charges associated with our decision to exit the toner and developer business.
Special charges in our Consolidated Statements of Operations for the nine months ended September 30, 2005 of approximately $1.6 million were related to a workforce reduction associated with our decision to exit the toner and developer business.

Our accrual related to the workforce reduction is included in Accrued Expenses in our Consolidated Balance Sheets and activity recorded during the third quarter of 2005 is as follows:

	Balance as	Adjustments	Current	Balance as of
	of July 1,	to Prior	Period	Sept. 30,
	2005	Provision	Utilization	2005
(In thousands)
Provisions for severance related to workforce reductions	$1,582	$(50)	$(45)	$1,487

Our provision for workforce reductions includes severance and other fringe benefits for 59 employees in our Imaging Supplies segment. The current period provision reflects an adjustment to the provision for severance related to the workforce reductions.
Note 6: Indebtedness
We are party to a Credit Agreement, dated March 1, 2002, with LaSalle Bank, NA as Agent and Issuing Bank and Fleet National Bank, a Bank of America Company, that, as amended, consists of a term loan of $15 million and, effective April 14, 2005, a revolving loan commitment of $35 million that requires us to maintain certain financial covenants such as total funded debt to adjusted earnings before interest, income taxes, depreciation and amortization, also known as adjusted EBITDA, and a fixed charge coverage ratio. Borrowings under the Credit Agreement are collateralized by a security interest in our accounts receivable, inventories, certain machinery and equipment and real estate located in Merrimack, New Hampshire. We had a $5.5 million obligation under standby letters of credit with the banks. We had $5.0 million of additional borrowing capacity at September 30, 2005 under our revolving loan commitment. We entered into a first amendment to the Credit Agreement, effective July 15, 2003, to increase the term loan under the Credit Agreement from $10 million to $15 million and to adjust the terms of the quarterly interest payments. We entered into a second amendment to the Credit Agreement, effective July 24, 2003, to waive our non-compliance with the funded debt to EBITDA ratio and the minimum EBITDA financial covenants for the quarter ended June 27, 2003. We entered into a third amendment to the Credit Agreement, effective September 25, 2003, to replace the minimum EBITDA covenant with a minimum adjusted EBITDA covenant, and we entered into a consent and fourth amendment to the Credit Agreement, effective December 30, 2003, adding the provision to the funded debt to EBITDA ratio, for the computation period ended December 31, 2003 only, to be computed as the funded debt to adjusted EBITDA ratio.
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
Under the amended Credit Agreement, we are also subject to a non-use fee for any unutilized portion of our revolving loan that ranges from .25 percent to .375 percent based on our funded debt to adjusted EBITDA ratio. For the nine months ended September 30, 2005 and October 1, 2004, the weighted average annual interest rate on our long-term debt was 5.3 percent and 3.4 percent, respectively.
Furthermore, without prior consent of our lenders, the Credit Agreement limits, among other things, the payment of dividends to $.6 million, capital expenditures to $8.0 million, the incurrence of additional debt and restricts the sale of certain assets and merger or acquisition activities. We were in compliance with all of the above financial covenants as of September 30, 2005.
Pursuant to our amended Credit Agreement at September 30, 2005, our minimum payment obligations relating to long-term debt were as follows:

				2008 and
	2005	2006	2007	Beyond	Total
(In thousands)
Term portion of long-term debt	$850	$3,400	$100	$—	$4,350
Revolving portion of long-term debt	—	—	24,450	—	24,450
Industrial revenue bond	—	—	—	2,800	2,800

	$850	$3,400	$24,550	$2,800	$31,600

Note 7: Segment and Related Information
The following table presents information about our reportable segments from continuing operations.
For the Quarter:

	Net Sales		Pre-tax Income
	Three Months Ended		Three Months Ended
	September 30, 2005	October 1, 2004	September 30, 2005	October 1, 2004

	(in thousands)
Label Products	$26,760	$25,903	$1,403	$2,057
Specialty Paper Products	42,230	41,689	1,900	1,646
Imaging Supplies	6,110	5,491	48	28
Reconciling items:
Eliminations	(851)	(963)	—	—
Other	—	—	—	(2)
Unallocated corporate expenses	—	—	(1,523)	(1,911)
Interest expense, net	—	—	(465)	(28)
Net gain on settlement/curtailment of post-retirement plans	—	—	—	923

Consolidated	$74,249	$72,120	$1,363	$2,713

For the Nine Months:

	Net Sales		Pre-tax Income (loss)
	Nine Months Ended		Nine Months Ended
	September 30, 2005	October 1, 2004	September 30, 2005	October 1, 2004

	(In thousands)
Label Products	$79,682	$77,668	$3,749	$5,978
Specialty Paper Products	125,895	124,094	3,662	5,013
Imaging Supplies	18,392	17,663	(2,009)	45
Reconciling items:
Eliminations	(3,309)	(3,448)	—	—
Other	—	—	68	(23)
Unallocated corporate expenses	—	—	(5,049)	(5,531)
Interest expense, net	—	—	(1,290)	(660)
Net gain on settlement/curtailment of postretirement plans	—	—	—	923

Consolidated	$220,660	$215,977	$(869)	$5,745

Note 8: Contingencies
In December 1999, the Internal Revenue Service (the “IRS”) completed an examination of our federal corporate income tax returns for the years 1995 through 1997 and issued a Notice of Proposed Adjustment which assessed additional taxes of $5.2 million, excluding interest. The assessment represented a total of $14.0 million of adjustments to taxable income for the years under review. The proposed adjustments related to the deductibility of restructuring and other reserves applicable to continuing and discontinued operations as well as the utilization of foreign net operating losses primarily associated with discontinued operations. We disagreed with the position taken by the IRS and filed a formal protest of the proposed adjustments on April 2, 2000. In addition, in October 2003, the IRS completed an examination of our federal corporate income tax returns for the years 1998 through 2000 and issued a Notice of Proposed Adjustment, which assessed additional taxes of $30,021 excluding interest. Although the amount assessed was immaterial, we filed a protest of the proposed adjustment as certain adjustments proposed by the IRS for the years 1995 through 1997 impacted the tax liability for the period 1998 through 2000.
On January 26, 2005, we executed a proposed settlement with the Appeals Office of the United States Internal Revenue Service (the “IRS Appeals Office”) relating to our federal corporate income tax liability for the years 1985, 1987 and 1995 through 2000. This settlement agreement with the IRS Appeals Office determined our tax liability for the years 1985, 1987 and 1995 through 2000 and resulted in a tax due of approximately $1.2 million. On May 17, 2005, we executed an amended settlement agreement with the IRS Appeals Office to reflect computational corrections by the IRS Appeals Office. The amended settlement agreement resulted in tax due of approximately $1.9 million plus interest payments of $1.7 million. The settlement agreement, as amended, was subject to review by the Joint Committee on Taxation of the United States Congress.
On June 15, 2005, we received a letter from the IRS Appeals Office indicating that the Joint Committee on Taxation has taken no exception to the conclusions reached by the IRS Appeals Office in the proposed amended settlement of our federal corporate income tax liability for the years 1985, 1987 and 1995 through 2000. Accordingly, the amended settlement agreement with the IRS Appeals Office is now final. Based upon the difference between this tax settlement and amounts previously estimated and accrued for, in the second quarter of 2005 we reversed the accrual in excess of the final liability in the amount of $1.2 million through discontinued operations in our statements of operations.
In August and September 1996, two individual plaintiffs filed lawsuits in the Circuit Court of Cook County, Illinois against us, Cerion Technologies, Inc., certain directors and officers of Cerion, and our underwriter, on behalf of all persons who purchased the common stock of Cerion between May 24, 1996 and July 9, 1996. These two complaints were consolidated. In March 1997, the same individual plaintiffs joined by a third plaintiff filed an Amended Consolidated Class Action Complaint. The Amended Consolidated Complaint alleged that, in connection with Cerion’s initial public offering, the defendants issued materially false and misleading statements and omitted the disclosure of material facts regarding, in particular, certain significant customer relationships. In October 1997, the Circuit Court on motion by the defendants dismissed the Amended Consolidated Complaint. The plaintiffs filed a Second Amended Consolidated Complaint alleging similar claims as the First Consolidated Complaint seeking damages and injunctive relief. On May 6, 1998, the Circuit Court, on motion by the defendants, dismissed with prejudice the Second Amended Consolidated Complaint. The plaintiffs filed with the Appellate Court an appeal of the Circuit Court’s ruling. On November 19, 1999, the Appellate Court reversed the

Circuit Court’s ruling that dismissed the Second Amended Consolidated Complaint. The Appellate Court ruled that the Second Amended Consolidated Complaint represented a valid claim and sent the case back to the Circuit Court for further proceedings. On December 27, 1999, we filed a petition with the Supreme Court of Illinois. In that petition, we asked the Supreme Court of Illinois to determine whether the Circuit Court or the Appellate Court is correct. Our petition was denied and the case was sent to the Circuit Court for trial. On October 8, 2003, the Circuit Court heard motions on a Summary Judgment motion and a class action certification motion. On August 16, 2005, the Circuit Court issued an order granting our motion for Summary Judgment and dismissed the plaintiff’s Complaint. On September 15, 2005, the plaintiffs appealed the Circuit Court’s grant of Summary Judgment. We believe that we will receive the value of our 37.1 percent ownership in the Cerion Liquidating Trust, which our ownership was valued at $.9 million on an after-tax basis at September 30, 2005. Our investment in Cerion is included under other assets in our Consolidated Balance Sheet.
In December 2002, we eliminated the availability of certain postretirement health benefits to union and non-union employees of Nashua who had at least 10 years of service and chose to retire between age 60 to 65 which provided access to health benefits until age 65. The unions in New Hampshire objected to the action and filed a grievance. The final step of the grievance process was arbitration by the American Arbitration Association. The subject of the Arbitration was the interpretation of the collective bargaining contract language which we believe allowed modification of the eligibility of those postretirement health benefits. The unions’ position was that regardless of the contract wording, these benefits could not be eliminated without bargaining with the unions. The Arbitration hearing occurred on July 28, 2003 and the arbitrator ruled in favor of the unions on October 24, 2003. On November 24, 2003, we filed an appeal of the arbitration decision with the U.S. District Court for the District of New Hampshire. On March 14, 2005, the court ruled on the motions and upheld the arbitrator’s award. On April 11, 2005, we filed an appeal with the U.S. Court of Appeals. On May 19, 2005, the U.S. Court of Appeals dismissed the case at our request.
On May 30, 2003, Ricoh Company, Ltd. and affiliated companies filed a complaint in the U.S. District Court for the District of New Jersey against several defendants, including Katun Corporation, the largest customer of our Imaging Supplies segment, and another company who is a supplier to the Imaging Supplies segment. The Complaint alleged multiple counts of patent infringement, trademark infringement and unfair competition by the defendants. On October 17, 2003, Ricoh amended the Complaint and added us as an additional co-defendant in the suit. The allegations arose from the sale and distribution of Ricoh compatible toner products. We filed an answer to the Complaint in December 2003.
On April 12, 2005, the District Court granted the defendants’ summary judgment motion and dismissed the counts related to trademark infringement and unfair competition.
On August 2, 2005, the District Court granted Ricoh’s motion for summary judgment that one of six Ricoh patents relating to toner bottles for use in photocopy machines was not invalid and was infringed by us and the other defendants. In addition, the Court interpreted disputed terms of the six patents involved in the case. On August 17, 2005, one of our co-defendants filed a motion for reconsideration of certain aspects of the District Court’s order granting summary judgment. We are awaiting a decision from the District Court. On September 2, 2005, Ricoh filed a motion seeking to permanently enjoin the defendants from selling certain toner bottles for use in Ricoh photocopiers, and a summary judgment motion on the defendants’ equitable defenses to patent infringement. On October 17, 2005, the defendants filed memoranda in opposition to Ricoh’s motions and are awaiting rulings from the District Court. The parties are now engaged in expert discovery on liability issues. No trial date has been set.
We believe we have defenses against Ricoh’s claims. In addition, we believe we are entitled to indemnification from Katun for monies owed as a result of any judgment rendered against us in this litigation, including for damages, costs, attorney’s fees and interest, as well as for monies paid to Ricoh in settlement of the litigation, provided that Katun has consented to the settlement. We and Katun are each responsible for our own attorney’s fees in connection with the litigation.
On November 5, 2004, Océ North America Inc. and Océ Printing Systems GmbH filed a Complaint for patent infringement against us in the U.S. District Court for the Northern District of Illinois. Océ did not serve the initial Complaint on us. On March 3, 2005, Océ filed and served a First Amended Complaint in the U.S. District Court for the Northern District of Illinois. We filed an Answer and Counterclaims to the First Amended Complaint on April 22, 2005. The parties entered into a settlement agreement in September 2005 and, pursuant to the settlement agreement, requested the Court dismiss the lawsuit. On October 13, 2005, the Court dismissed the case with prejudice.
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

We are involved in certain environmental matters and have been designated by the Environmental Protection Agency, referred to as the EPA, as a potentially responsible party for certain hazardous waste sites. In addition, we have been notified by certain state environmental agencies that some of our sites not addressed by the EPA require remedial action. These sites are in various stages of investigation and remediation. Due to the unique physical characteristics of each site, the technology employed, the extended timeframes of each remediation, the interpretation of applicable laws and regulations and the financial viability of other potential participants, our ultimate cost of remediation is difficult to estimate. Accordingly, estimates could either increase or decrease in the future due to changes in such factors. At September 30, 2005, based on the facts currently known and our prior experience with these matters, we have concluded that it is probable that site assessment, remediation and monitoring costs will be incurred. We have estimated a range for these costs of $0.4 million to $1.0 million for continuing operations. These estimates could increase if other potentially responsible parties or our insurance carriers are unable or unwilling to bear their allocated share and cannot be compelled to do so. At September 30, 2005, our accrual balance relating to environmental matters was $0.4 million. Based on information currently available, we believe that it is probable that the major potentially responsible parties will fully pay the costs apportioned to them. We believe that our remediation expense is not likely to have a material adverse effect on our consolidated financial position or results of operations.
We are involved in various other lawsuits, claims and inquiries, most of which are routine to the nature of our business. In the opinion of our management, the resolution of these matters will not materially affect us.
Note 9: New Accounting Pronouncement
In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123, Share-Based Payment (FAS 123R). This standard is a revision of FAS 123, Accounting for Stock-Based Compensation, and requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. In April 2005, the Securities and Exchange Commission delayed the effective date of FAS 123R to annual periods beginning after June 15, 2005. We will adopt FAS 123R in the first quarter of fiscal year 2006 using the modified prospective application method, which does not require restating previous periods’ results. No additional compensation expense would be recorded for any vested awards outstanding as of the effective date. We are in the process of evaluating the impact of this pronouncement on our consolidated financial position, operations and cash flows and currently anticipate a pretax expense in fiscal year 2006 of approximately $.2 million, based on our current share-based compensation plan.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
Our net sales increased $2.1 million, or 2.9 percent, to $74.2 million for the third quarter of 2005 compared to $72.1 million for the third quarter of 2004. Our gross margin percentage decreased to 17.0 percent for the third quarter of 2005 compared to 19.1 percent for the third quarter of 2004. Our selling, distribution, administrative and research expenses collectively decreased from $11.8 million for the third quarter of 2004 to $10.8 million for the third quarter of 2005. All of our segments operated profitability during the third quarter of 2005.
Our net sales increased $4.7 million, or 2.2 percent, to $220.7 million for the first nine months of 2005 compared to $216.0 million for the first nine months of 2004. Our gross margin percentage decreased to 16.4 percent for the first nine months of 2005 compared to 19.1 percent for the first nine months of 2004. Our selling and distribution expenses increased, while our administrative expenses decreased during the first nine months of 2005 compared to the first nine months of 2004. Our Label Products and Specialty Paper Products segments operated profitably while our Imaging Supplies segment incurred a $2.0 million pre-tax loss during the first nine months of 2005.
We believe that overcapacity and resultant competition continue to negatively impact the label and paper converting markets. Thus we continue to focus on initiatives that are expected to increase our profitability through gross margin improvement and provide our customer base with higher value products and services. We continue to focus on price increases where required, cost containment initiatives, and investments which make our business more efficient. We will also pursue technologies, such as radio frequency identification products (RFID) and acquisitions or joint ventures which expand our product offerings, enhance our customer relationships and better utilize our infrastructure.
On April 1, 2005 we committed to a plan to exit our toner and developer business, which is included in our Imaging Supplies segment, by March 31, 2006. Our decision to exit the toner and developer business was the result, in part, of our strategy to exit non-strategic businesses. The decision was also based on our assessment of risk related to new technologies in color and chemical toners where we have limited skill sets, cost of litigation and increases in operating costs. Through September 30, 2005, we had recorded severance and other employee benefit expenses of $1.6 million and pension curtailment cost of $.4 million related to the exit of the toner and developer business. During the second and third quarters of 2005, we recorded incremental depreciation expense of $1.2 million related to the exit of the toner and developer business. We expect incremental depreciation on plant and equipment to be approximately $1.2 million between September 30, 2005 and March 31, 2006. We also have the land and buildings located in Nashua, New Hampshire under a purchase and sale agreement subject to the financing of the buyer, Southern New Hampshire Services. The proposed transaction is expected to close in June 2006. We are continuing discussions pertaining to the sale of intellectual property, equipment and land and buildings located in Merrimack, New Hampshire. In the event of such a sale or sales, the proceeds, when received, would partially offset, and may completely offset, the costs incurred in connection with exiting the toner and developer business. However, there is no assurance that such sale or sales will be consummated or when and if any proceeds will be received.
During the second quarter of 2005, we concluded the tax settlement with the Internal Revenue Service, as discussed more fully in Note 8 — Contingencies of the condensed consolidated financial statements. The settlement resulted in income from discontinued operations, net of taxes in the amount of $1.2 million, reflecting the difference between the amounts due the Internal Revenue Service and amounts previously estimated and accrued for.
On June 3, 2005, we announced that we had acquired certain assets and assumed certain liabilities of Label Systems International, Inc. The acquisition of these assets increased our customer base, enhanced our pharmacy label and toner cartridge product lines and provided us with a label converting plant located in St. Augustine, Florida, which we lease.
During the second quarter of 2005, we also entered into an alliance with Printronix, Inc., an integrated supply chain printing solutions manufacturer, pursuant to which we will convert RFID labels for Printronix. In addition, we have been approved by Alien Technology® as a “Preferred Label Converter Partner” and are qualified for insertion of current Alien Technology inlays in the manufacture of RFID labels.
During the second quarter of 2005, we also moved our wide-format converting facility from the Morristown, Tennessee facility, to a 56,000 square foot Jefferson City, Tennessee, facility which we acquired in December 2004.
On September 13, 2005, we effected a move of our common stock from the New York Stock Exchange to The NASDAQ National Market. Our common stock is listed on The NASDAQ National Market under the symbol NSHA.
Our Label segment has completed a study of its manufacturing plant configurations and labor cost structure. We are preparing to institute meaningful cost reductions that will improve our cost structure and market position.
Our distribution costs have been negatively impacted by higher fuel cost due to hurricanes.
As a result of our settlement of the patent lawsuit with Océ, we are no longer selling Océ compatible ST-2140 and ST-466 toner containers. Therefore, we expect Toner segment sales to decline in the fourth quarter of 2005.

Consolidated Results of Operations

	Third Quarter	Third Quarter	First Nine Months	First Nine Months
	2005	2004	2005	2004
	(dollars in millions)
Net sales	$74.2	$72.1	$220.7	$216.0
Gross margin %	17.0%	19.1%	16.4%	19.1%
Selling and distribution expenses	$6.2	$6.0	$19.2	$18.6
General and administrative expenses	$4.3	$5.3	$13.3	$15.2
Research and development expenses	$.3	$.5	$1.2	$1.6
Other	$—	$.1	$—	$.4
Interest expense, net	$.5	$.1	$1.3	$.7
Special (income) charges	$(.1)	$—	$1.6	$—
(Gain) loss on curtailment of pension benefits	$—	$(.9)	$.4	$(.9)
Income (loss) before income taxes from continuing operations	$1.4	$2.7	$(.9)	$5.7
Income (loss) from continuing operations	$.8	$1.7	$(.6)	$3.5
Income from discontinued operations, net of income taxes	$—	$—	$1.2	$—
Net income	$.8	$1.7	$.6	$3.5
Depreciation and amortization	$2.4	$2.0	$6.9	$5.9
Investment in plant and equipment	$.7	$1.9	$3.4	$3.7
Our net sales increased $2.1 million, or 2.9 percent, to $74.2 million for the third quarter of 2005 compared to $72.1 million for the third quarter of 2004, which resulted from higher sales in each of our segments. Our net sales increased $4.7 million, or 2.2 percent, to $220.7 million for the first nine months of 2005 compared to $216.0 million for the first nine months of 2004, which also resulted from higher sales in each of our segments.
Our gross margin percentage decreased to 17.0 percent for the third quarter of 2005 compared to 19.1 percent in the third quarter of 2004. Our gross margin percentage decreased to 16.4 percent for the first nine months of 2005 compared to 19.1 percent in the first nine months of 2004. Gross margin decreased $1.2 million to $12.6 million for the third quarter of 2005 compared to $13.8 million in the third quarter of 2004. Gross margin decreased $5.1 million to $36.2 million for the first nine months of 2005 compared to $41.3 million in the first nine months of 2004. These decreases for both the third quarter and the first nine months of 2005 were due to decreased margin percentages in each of our segments, which were primarily attributable to increased raw material costs which we have only partially passed on to customers, unfavorable product mix within our segments, and the accelerated depreciation which is a result of our announced intent to exit the toner and developer business.
Selling and distribution expenses increased $.2 million to $6.2 million for the third quarter of 2005 compared to $6.0 million for the third quarter of 2004. Selling and distribution expenses increased $.6 million to $19.2 million for the first nine months of 2005 compared to $18.6 million for the first nine months of 2004. The increase in the first nine months of 2005 was primarily due to higher distribution costs due to increased sales volume and higher freight costs, as well as higher expenses related to the operations of Label Systems International, which was acquired in June 2005. As a percent of sales, selling and distribution expenses increased from 8.3 percent for the third quarter of 2004 to 8.4 percent for the third quarter of 2005. As a percentage of sales, selling and distribution expenses increased from 8.6 percent for the first nine months of 2004 to 8.7 percent for the first nine months of 2005.
General and administrative expenses decreased $1.0 million to $4.3 million for the third quarter of 2005 compared to $5.3 million for the third quarter of 2004. General and administrative expenses decreased $1.9 million to $13.3 million for the first nine months of 2005 compared to $15.2 million for the first nine months of 2004. The decrease for both the third quarter and the first nine months of 2005 was primarily due to lower headcount and higher rental income associated with renting warehouse space at our Merrimack, New Hampshire facility, which more than offset severance expenses related to headcount reductions taken in the first quarter of 2005. Our corporate expenses decreased $.4 million in the third quarter of 2005 compared to the third quarter of 2004, which resulted primarily from lower employee incentive expenses, insurance costs and directors fees. Our corporate expenses decreased $.5 million from $5.5 million in the first nine months of 2004 to $5.0 million in the first nine months of 2005. The legal and professional fees incurred in the second quarter of 2005 and severance expense due to headcount reductions were more than offset by lower employee incentive expenses, salaries and employee benefit costs due to headcount reductions, lower rent expenses, lower insurance costs and directors fees.
As a percentage of sales, general and administrative expenses decreased from 7.4 percent for the third quarter of 2004 to 5.8 percent for the third quarter of 2005. As a percent of sales, general and administrative expenses decreased from 7.0 percent for the first nine months of 2004 to 6.0 percent for the first nine months of 2005.

Research and development expenses decreased $.2 million in the third quarter of 2005 to $.3 million compared to $.5 million for the third quarter of 2004. Research and development expenses decreased $.4 million in the first nine months of 2005 to $1.2 million compared to $1.6 million in the first nine months of 2005. The decrease was primarily due to lower headcount and product trials in our Imaging Supplies segment.
Pre-tax income from continuing operations was $1.4 million for the third quarter of 2005 compared to pre-tax income from continuing operations of $2.7 million for the third quarter of 2004. Pre-tax loss from continuing operations was $.9 million for the first nine months of 2005 compared to pre-tax income from continuing operations of $5.7 million in the first nine months of 2004. The $1.3 million decrease in pre-tax income in the third quarter is primarily due to a pre-tax gain of $.9 million on the settlement of postretirement death benefits and $.3 million of interest income recognized in the third quarter of 2004. Lower gross margins in each of our segments for the third quarter of 2005 were partially offset by lower operating expenses. The $6.6 million decrease for the first nine months of 2005 was due to an incremental cost of $3.2 million associated with our plan to exit the toner and developer business which is included in the Imaging Supplies segment by March 31, 2006 and lower gross margins in each of our segments, which was partially offset by lower operating expenses. The first nine months of 2005 results were also lower than the first nine months of 2004, which included a one-time $.9 million curtailment gain on postretirement benefits and $.3 million of interest income, both recognized in 2004. The incremental costs incurred in connection with the toner exit plan were special charges of $1.6 million related to severance charges, an additional expense of $1.2 million related to accelerated depreciation on equipment and a loss on curtailment of pension benefits of $.4 million, in the first nine months of 2005.
The estimated annual effective income tax rate for continuing operations was a benefit of 30 percent for the first nine months of 2005 and a provision of 39 percent for the first nine months of 2004. The effective rate for 2005 is lower than the U.S. statutory rate due to the impact of permanent items on 2005 results. The effective rate for 2004 was higher than the U.S. statutory rate principally due to the impact of state income taxes.
Our income from continuing operations, net of income taxes, for the third quarter of 2005 was $.8 million, or $0.14 per share, compared to $1.7 million, or $0.28 per share, for the third quarter of 2004. Our loss from continuing operations, net of income taxes, for the first nine months of 2005 was $.6 million, or $0.10 per share, compared to income of $3.5 million, or $0.59 per share, for the first nine months of 2004. Income of $1.2 million from discontinued operations, net of income taxes, for the first nine months of 2005 resulted from our settlement agreement with the IRS resulting in the reversal of a previously estimated and accrued amount. Net income for the third quarter of 2005 was $.8 million, or $0.14 per share, compared to $1.7 million, or $0.28 per share, for the third quarter of 2004. Our net income for the first nine months of 2005 was $.6 million, or $0.10 per share, compared to net income of $3.5 million, or $0.59 per share, for the first nine months of 2004.
Results of Operations by Reportable Segment
Label Products Segment

	Third Quarter	Third Quarter	First Nine Months	First Nine Months
	2005	2004	2005	2004
	(dollars in millions)
Net sales	$26.8	$25.9	$79.7	$77.7
Gross margin %	15.5%	19.3%	14.6%	18.5%
Selling and distribution expenses	$1.7	$1.5	$5.0	$4.7
General and administrative expenses	$1.0	$1.3	$2.9	$3.3
Other	$—	$.1	$—	$.4
Income from operations before income taxes	$1.4	$2.1	$3.7	$6.0

Depreciation and amortization	$.7	$.6	$2.0	$1.9
Investment in plant and equipment	$.2	$.8	$.9	$1.4
Net sales for our Label Products segment were $26.8 million for the third quarter of 2005 compared to $25.9 million for the third quarter of 2004. Net sales were $79.7 million for the first nine months of 2005 compared to $77.7 million for the first nine months of 2004.
•	The $.9 million, or 3.5 percent, increase in net sales in the third quarter of 2005 resulted mainly from a $2.2 million increase in our automatic identification product line, $.3 million increase in our pharmacy product line, $.2 million increase in our RFID product line, and $.1 million increase in other product lines which was partially offset by declines of $1.2 million in our supermarket scale product line, $.6 million in our retail shelf product line and

$.1 million in our EDP product line. The increase in automatic identification label sales resulted primarily from incremental business gained from new customers and incremental volume from an existing major customer. The increase in the pharmacy product line resulted from the asset acquisition of Label Systems International (LSI) which increased our customer base. The decreased sales in our supermarket scale and retail shelf product lines are primarily a result of lost business due to pricing. A portion of the lost supermarket scale business is now produced by the customer itself.
•	The $2.0 million, or 2.6 percent, increase in net sales for the first nine months of 2005 resulted mainly from a $7.7 million increase in our automatic identification product line, $.4 million increase in our pharmacy product line, $.3 million increase in our RFID product line and $.3 million increase in other product lines which was partially offset by declines of $4.2 million in our supermarket scale product line, $1.4 million in the retail shelf product line and $1.1 million in our EDP product line. The increase in automatic identification label sales resulted primarily from incremental volume gained from new customers and incremental business from an existing customer. The decreased sales in our supermarket scale and retail shelf product lines are primarily a result of lost business, a portion of which is now produced by the customer itself. The decreased sales in our EDP product line are due to market erosion as a result of printer technology changes and lost business.
Gross margin for the Label Products segment decreased $.9 million for the third quarter of 2005 and $2.7 million for the first nine months of 2005. As a percentage of net sales, the gross margin decreased from 19.3 percent for the third quarter of 2004 to 15.5 percent for the third quarter of 2005. The gross margin percentage decreased from 18.5 percent for the first nine months of 2004 to 14.6 percent for the first nine months of 2005. The decreases in the gross margin percentages for both the third quarter and first nine months of 2005 were primarily related to increased raw material costs, which have only partially been passed on to customers due to competitive market condition as well as absorption of fixed costs at our Florida facility and increased workers compensation costs.
Selling and distribution expenses for our Label Products segment increased $.2 million to $1.7 million for the third quarter of 2005 compared to $1.5 million for the third quarter of 2004. Selling and distribution expenses increased $.3 million to $5.0 million for the first nine months of 2005 compared to $4.7 million for the first nine months of 2004. As a percentage of sales, selling and distribution expenses increased from 5.8 percent for the third quarter of 2004 to 6.3 percent for the third quarter of 2005. As a percentage of sales, selling and distribution expenses increased to 6.3 percent for the first nine months of 2005 compared to 6.0 percent for the first nine months of 2004. The increase for the third quarter and for the first nine months of 2005 was primarily due to increased commission expenses related to increased sales due to the LSI acquisition, increased bad debt expenses and severance expense related to headcount reductions.
General and administrative expenses for our Label Products segment decreased $.3 million to $1.0 million for the third quarter of 2005 compared to $1.3 million for the third quarter of 2004. General and administrative expenses decreased $.4 million to $2.9 million for the first nine months of 2005 compared to $3.3 million for the third quarter of 2004. As a percentage of net sales, general and administrative expenses decreased from 5.0 percent for the third quarter of 2004 to 3.7 percent for the third quarter of 2005. As a percentage of sales, general and administrative expenses decreased from 4.3 percent for the first nine months of 2004 to 3.6 percent for the first nine months of 2005. The lower administrative expenses in the third quarter and the first nine months of 2005 are both mainly attributable to decreased employee incentive expenses.
Pre-tax income for our Label Products segment decreased $.7 million to $1.4 million in the third quarter of 2005 compared to $2.1 million for the third quarter of 2004. Pre-tax income decreased $2.3 million to $3.7 million for the first nine months of 2005 compared to $6.0 million for the first nine months of 2004. The lower pre-tax income was primarily due to lower gross margins and increases in selling and distribution expenses which were offset by lower general and administrative expenses.

Specialty Paper Products Segment

	Third Quarter	Third Quarter	First Nine Months	First Nine Months
	2005	2004	2005	2004
	(dollars in millions)
Net sales	$42.2	$41.7	$125.9	$124.1
Gross margin %	18.2%	18.5%	17.5%	19.2%
Selling and distribution expenses	$4.2	$4.1	$13.4	$12.9
General and administrative expenses	$1.5	$1.8	$4.5	$5.3
Research and development expenses	$.1	$.2	$.5	$.6
Income from operations before income taxes	$1.9	$1.6	$3.7	$5.0

Depreciation and amortization	$.8	$.9	$2.5	$2.7
Investment in plant and equipment	$.5	$1.0	$2.4	$1.9
Net sales for our Specialty Paper Products segment were $42.2 million for the third quarter of 2005 compared to $41.7 million for the third quarter of 2004. Net sales were $125.9 million for the first nine months of 2005 compared to $124.1 million for the first nine months of 2004.
•	The $.5 million, or 1.2 percent, increase in net sales in the third quarter of 2005 was primarily related to a $2.1 million increase in our retail product line, $1.5 million increase in our wide-format product line, $1.1 million increase in our imaging product line and $.2 million increase in our financial receipt product line, which was partially offset by a $3.1 million decrease in our thermal point-of-sale (POS) product line, $.8 million decrease in our carbonless product lines, $.2 million decrease in our thermal ticket and tag product line, and $.3 million decreases in other miscellaneous product lines. The net sales increase in our wide-format products resulted from business gained from new customers. The increase in our retail product line was due to increased sales to a key customer who had reduced volume in the prior year. The increase in our imaging products is due to product sales as a result of customers gained from our acquisition of the assets of LSI. The decrease in net sales of our thermal product line was due to lower unit volume and lower pricing. The net sales decrease in the thermal ticket and tag product lines results primarily from lower volume to our key customers. Our carbonless product line is a mature product line, which continues to decline due to technology changes.

•	The $1.8 million, or 1.5 percent, increase in net sales in the first nine months of 2005 was primarily due to sales increases of $4.2 million in our wide-format product line, $3.6 million in our retail product line, $1.6 million in our imaging product line, $1.1 million in our fraud prevention product line, $.5 million in thermal face sheet product line, and $.1 million of other miscellaneous product lines. The net sales increases were partially offset by sales decreases of $5.3 million in our thermal POS product line, $1.7 million in our thermal ticket and tag product line, $1.5 million in our carbonless product line, and $.8 million in our dry gum product line. The net sales increase in our wide-format products resulted from new customer business. The net sales increase in our retail product line was due to increased sales to a key customer who had reduced volume in the prior year. The net sales increase in our thermal face sheet products was primarily due to incremental volume received from a major customer, which was partially offset by a loss of volume during the third quarter of 2005. The net sales decrease in our thermal product line was due mainly to lower unit volume and lower pricing. The net sales decrease in the thermal ticket and tag products results primarily from the loss of airline ticket business as well as lower volume to other key customers. The continued shift in printing technologies resulted in lower sales of dry gum and carbonless products.
Gross margin for our Specialty Paper Products segment remained unchanged at $7.7 million for the third quarter of 2005 and 2004. Gross margin decreased $1.8 million for the first nine months of 2005 from $22.0 million in the first nine months of 2005 and $23.8 million in the first nine months of 2004. The gross margin percentage decreased from 18.5 percent in the third quarter of 2004 to 18.2 percent in the third quarter of 2005. The gross margin percentage decreased to 17.5 percent for the first nine months of 2005 from 19.2 percent for the first nine months of 2004. The decrease in the gross margin percentage in the third quarter of 2005 and for the first nine months of 2005 was due to higher raw material costs, an unfavorable product mix resulting from sales declines in the mature and higher margin dry gum and carbonless product lines and lower absorption of production costs in our paper coating operations due to the decrease in production volume. In addition, the decrease in gross margin percentage also resulted from competitive pricing conditions for thermal products used in POS applications and thermal face sheet sold to laminators.
Selling and distribution expenses for our Specialty Paper Products segment increased $.1 million to $4.2 million for the third quarter of 2005 from $4.1 million for the third quarter of 2004. Selling and distribution expenses increased $.5 million to $13.4 million for the first nine months of 2005 compared to $12.9 million for the first nine months of 2004. The increase for both the third quarter and the first nine months of 2005 resulted primarily from higher distribution expenses related to the increased freight charges resulting from higher sales volume of wide-format products that carry a greater distribution cost than other product lines. The increase for the first nine months was also impacted by severance charges related to headcount reductions in the first quarter of 2005. As a percentage of net sales, selling and distribution expenses increased from 9.8 percent for the third quarter of 2004 to 10.0 percent for the third quarter of 2005. As a percentage of net sales, selling and distribution expenses increased to 10.6 percent for the first nine months of 2005 from 10.4 percent for the first nine months of 2004.
General and administrative expenses for our Specialty Paper Products segment decreased $.3 million to $1.5 million in the third quarter of 2005 compared to $1.8 million in the third quarter of 2004. General and administrative expenses decreased $.8 million to $4.5 million for the first nine months of 2005 compared to $5.3 million for the first nine months of 2004. The decrease for both the third quarter and first nine months of 2005 resulted from reduced headcount as well as increased rental income associated with the lease of excess warehouse space at our Merrimack, New Hampshire facility. As a percentage of net sales, general and administrative expenses of 3.5 percent for the third quarter of 2005 were reduced from 4.3 percent for the third quarter of 2004. As a percentage of net sales, general and administrative expenses decreased from 4.3 percent for the first nine months 2004 to 3.6 percent for the first nine months of 2005.
Research and development expenses for our Specialty Paper Products segment decreased $.1 million for the third quarter of 2005 to $.1 million compared to $.2 million for the third quarter of 2004 and decreased $.1 million to $.5 million for the first nine months of 2005 compared to $.6 million for the first nine months of 2004. The decrease was primarily attributable to headcount reductions taken in the first quarter of 2005.
Pre-tax income for our Specialty Paper Products segment increased $.3 million from $1.6 million for the third quarter of 2004 compared to $1.9 million for the third quarter of 2005. Pre-tax income decreased $1.3 million to $3.7 million for the first nine months of 2005 compared to $5.0 million for the first nine months of 2004. The lower pre-tax income resulted mainly from lower gross margins.
Imaging Supplies Segment

	Third Quarter	Third Quarter	First Nine Months	First Nine Months
	2005	2004	2005	2004
	(dollars in millions)
Net sales	$6.1	$5.5	$18.4	$17.7
Gross margin %	12.9%	19.3%	13.8%	18.2%
Selling and distribution expenses	$.2	$.4	$.7	$1.1
General and administrative expenses	$.4	$.3	$1.0	$1.1
Research and development expenses	$.2	$.3	$.8	$1.0
Special charges	$(.1)	$—	$1.6	$—
Loss on curtailment of pension benefits	$—	$—	$.4	$—
Income (loss) from operations before income taxes	$.1	$0	$(2.0)	$0

Depreciation and amortization	$.9	$.3	$2.1	$1.0
Investment in plant and equipment	$—	$.1	$—	$.3
Net sales for our Imaging Supplies segment were $6.1 million for the third quarter of 2005 compared to $5.5 million in the third quarter of 2004. Net sales were $18.4 million for the first nine months of 2005 compared to $17.7 million for the first nine months of 2004.
•	The $.6 million, or 10.9 percent, increase in net sales for the third quarter of 2005 resulted mainly from increased sales of Océ and IBM compatible toners and increased resin product sales, which were partially offset by lower sales of Xerox compatible toners. The increase in Océ compatible toner sales was due to a new product introduction in 2004.

•	The $.7 million, or 4.0 percent, increase in net sales for the first nine months of 2005 resulted from higher sales of Océ and IBM compatible toners, which was partially offset by lower sales of Xerox and Ricoh compatible toners. The lower sales of Xerox compatible toner were due to the partial loss of a major customer and the sales decline in more mature products. The lower sales of Ricoh compatible toner were driven mainly by lower sales of mature products, which was partially offset by new product sales. The increase in Océ compatible toner sales was due to a new product introduction in 2004.

As a result of our patent lawsuit with Océ, we are no longer selling our ST-2140 and ST-466 compatible toner containers and therefore we would expect the Imaging Supplies segment sales to decline in the fourth quarter of 2005.
Gross margin for our Imaging Supplies segment decreased from 19.3 percent in the third quarter of 2004 to 12.9 percent in the third quarter of 2005. The gross margin decreased from 18.2 percent for the first nine months of 2004 to 13.8 percent for the first nine months of 2005. The decrease in the gross margin percentages for both the third quarter and first nine months of 2005 was primarily attributable to $1.1 million of accelerated depreciation on plant equipment caused by our decision to exit the toner and developer business by March 2006.
Selling and distribution expenses for our Imaging Supplies segment decreased $.2 million to $.2 million for the third quarter of 2005 compared to $.4 million in the third quarter of 2004. Selling and distribution expenses decreased $.4 million to $.7 million in the first nine months of 2005 compared to $1.1 million for the first nine months of 2004. Selling and distribution expenses, as a percentage of sales, were 3.3 percent for the third quarter of 2005 compared to 7.3 percent for the third quarter of 2004. Selling and distribution expenses, as a percentage of sales, decreased from 6.2 percent for the first nine months of 2004 to 3.8 percent for the first nine months of 2005. The decrease for the third quarter and for the first nine months of 2005 resulted from reduced headcount related to the decision to exit the toner business as well as lower distribution costs due to the lower sales of products to customers for whom we pay the freight.
General and administrative expenses for our Imaging Supplies segment increased $.1 million to $.4 million in the third quarter of 2005 compared to $.3 million in the third quarter of 2004 and decreased $.1 million to $1.0 million for the first nine months of 2005 compared to $1.1 million for the first nine months of 2004. General and administrative expenses, as a percentage of sales, were 6.6 percent for the third quarter of 2005 compared to 5.5 percent for the third quarter of 2004. General and administrative expenses, as a percentage of sales, decreased from 6.2 percent for the first nine months of 2004 to 5.4 percent for the first nine months of 2005. The decrease in general and administrative expenses for the first nine months of 2005 was mainly attributable to decreased employee expenses.
Research and development expenses for our Imaging Supplies segment decreased $.1 million to $.2 million for the third quarter of 2005 compared to $.3 million for the third quarter of 2004 and decreased $.2 million to $.8 million for the first nine months of 2005 compared to $1.0 million for the first nine months of 2004. The decrease in research and development expenses resulted from lower headcount and reduced product trials both related to our decision to exit the toner and developer business.
Pre-tax income for our Imaging Supplies segment was $.1 million for the third quarter of 2005 compared to pre-tax income of $0 million for the third quarter of 2004. Pre-tax loss was $2.0 million for the first nine months of 2005 compared to a pre-tax income of $.1 million for the first nine months of 2004. The decrease for the first nine months of 2005 was primarily due to expenses associated with our decision to exit the toner and developer business, which was partially offset by lower operating expenses. In connection with the exit plan, for the first nine months of 2005 we incurred special charges of $1.6 million related to severance charges, $1.2 million in accelerated depreciation expense and a loss on curtailment of pension benefits of $.4 million.
Liquidity, Capital Resources and Financial Condition
Cash and cash equivalents increased $.2 million during the first nine months of 2005 to $1.1 million at September 30, 2005. Cash provided by continuing operations of $3.9 million as well as cash provided by financing activities of $.2 million were offset by $3.5 million invested in plant and equipment and $.4 million used in connection with the asset acquisition of LSI.
Cash flow provided by operations in the first nine months of 2005 included a $5.4 million decrease in net working capital, net of effects from acquisitions. The $5.4 million decrease in net working capital resulted from a $3.1 million decrease in accounts payable, a $2.7 million decrease in accrued expenses and a $1.3 million increase in other assets offset by a $.9 million decrease in accounts receivable, a $.7 million decrease in other current assets and a $.1 million decrease in inventories. The decreased accounts payable was the result of decreases in our Specialty Paper Products segment primarily due to a reduction in inventory in that segment. The decrease in accrued expenses was primarily due to the payment of taxes and interest associated with the IRS tax settlement in the second quarter of 2005.
We are party to a Credit Agreement, dated March 1, 2002, with LaSalle Bank, NA as Agent and Issuing Bank and Fleet National Bank, a Bank of America Company, that, as amended, consists of a term loan of $15 million and, effective April 14, 2005, a revolving loan commitment of $35 million that requires us to maintain certain financial covenants such as total funded debt to adjusted earnings before interest, income taxes, depreciation and amortization, also known as adjusted

EBITDA, and a fixed charge coverage ratio. Borrowings under the Credit Agreement are collateralized by a security interest in our accounts receivable, inventories, certain machinery and equipment and real estate located in Merrimack, New Hampshire. We had a $5.5 million obligation under standby letters of credit with the banks. We had $8.7 million of additional borrowing capacity at September 30, 2005 under our revolving loan commitment. We entered into a first amendment to the Credit Agreement, effective July 15, 2003, to increase the term loan under the Credit Agreement from $10 million to $15 million and to adjust the terms of the quarterly interest payments. We entered into a second amendment to the Credit Agreement, effective July 24, 2003, to waive our non-compliance with the funded debt to EBITDA ratio and the minimum EBITDA financial covenants for the quarter ended June 27, 2003. We entered into a third amendment to the Credit Agreement, effective September 25, 2003, to replace the minimum EBITDA covenant with a minimum adjusted EBITDA covenant, and we entered into a consent and fourth amendment to the Credit Agreement, effective December 30, 2003, adding the provision to the funded debt to EBITDA ratio, for the computation period ended December 31, 2003 only, to be computed as the funded debt to adjusted EBITDA ratio.
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
Under the amended Credit Agreement, we are also subject to a non-use fee for any unutilized portion of our revolving loan that ranges from .25 percent to .375 percent based on our funded debt to adjusted EBITDA ratio. For the nine months ended September 30, 2005 and October 1, 2004, the weighted average annual interest rate on our long-term debt was 5.3 percent and 3.4 percent, respectively.
Furthermore, without prior consent of our lenders, the Credit Agreement limits, among other things, the payment of dividends to $.6 million, capital expenditures to $8.0 million during the current fiscal year, the incurrence of additional debt and restricts the sale of certain assets and merger or acquisition activities. We were in compliance with the financial covenants and our compliance at September 30, 2005 under the amended Credit Agreement was as follows:

September 30, 2005
	Covenant	Requirement	Compliance
•	Maintain a fixed charged coverage ratio	Not less than 1.1 to 1.0	1.4 to 1.0

•	Maintain a funded debt to adjusted EBITDA ratio	Less than 2.75 to 1.0	2.50 to 1.0

Pursuant to our amended Credit Agreement at September 30, 2005, our minimum payment obligations relating to long-term debt were as follows:

				2008 and
	2005	2006	2007	Beyond	Total
(In thousands)
Term portion of long-term debt	$850	$3,400	$100	$—	$4,350
Revolving portion of long-term debt	—	—	24,450	—	24,450
Industrial revenue bond	—	—	—	2,800	2,800

	$850	$3,400	$24,550	$2,800	$31,600

At September 30, 2005, we utilized all of the proceeds received from the Industrial Development Revenue Bond issued by the Industrial Development Board of the City of Jefferson City, Tennessee.
In connection with the IRS tax settlement, during the third quarter of 2005, we made a payment of $1.8 million to the IRS and we paid $1.5 million in interest to the IRS in the third quarter. During October 2005, we paid an additional $.2 million in interest to the IRS.
We were not required to fund our pension plans in the first nine months of 2005 and do not anticipate funding for the remainder of 2005. Based on current law, our funding requirements for 2006 and 2007 are $1.0 million and $8.9 million, respectively.
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
New Accounting Pronouncement
In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123, Share-Based Payment (FAS 123R). This standard is a revision of FAS 123, Accounting for Stock-Based Compensation, and requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. In April 2005, the Securities and Exchange Commission delayed the effective date of FAS 123R to annual periods beginning after June 15, 2005. We will adopt FAS 123R in fiscal year 2006 using the modified prospective application method, which does not require restating previous periods’ results. No additional compensation expense would be recorded for any vested awards outstanding as of the effective date. We are in the process of evaluating the impact of this pronouncement on our consolidated financial position, operations and cash flows and currently anticipate a pre-tax expense in fiscal year 2006 of approximately $.2 million, based on our current share-based compensation plan.
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
The markets for our products are highly competitive, and our ability to effectively compete in those markets is critical to our future success. Our future performance and market position depend on a number of factors, including our ability to react to competitive pricing pressures, our ability to lower manufacturing costs and potentially consolidate production facilities, our ability to introduce new value added products and services to the market and our ability to react to the commoditization of products. Our performance could also be impacted by external factors, such as:
•	increasing pricing pressures from competitors in the markets for our products;

•	a faster decline than anticipated in the more mature, higher margin product lines, such as heat seal, carbonless papers and dry gum products, due to changing technologies;

•	natural disasters such as hurricanes, floods and earthquakes, which could cause our customers to close a number or all of their stores or operations for an extended period of time causing our sales to be reduced during this period of closure;

•	our ability to pass on raw material price increases to customers;

•	our ability to pass on increased freight cost due to fuel price increases;

•	our ability to pass on proposed utility cost increases at our New Hampshire locations; and

•	our ability to capture market share and margin in the radio frequency identification (RFID) label market.
Our Imaging Supplies and Specialty Paper Products segments operate in New Hampshire, which has relatively higher labor and utility costs compared to other parts of the United States where some of our competitors operate. Some of our competitors may be larger in size or scope than we are, which may allow them to achieve greater economies of scale on a global basis or allow them to better withstand periods of declining prices and adverse operating cost.
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
We have historically been able to pass on significant raw material cost increases through price increases to our customers. Nonetheless, our results of operations for individual quarters can and have been negatively impacted by delays between the time of raw material cost increases and price increases for our products. Additionally, we may be unable to increase our prices to offset higher raw material costs due to the failure of competitors to increase prices and customer resistance to price increases. Additionally, we rely on our suppliers for sources of raw materials. If any of our suppliers were unable to deliver raw materials to us for an extended period of time for any reason, there is no assurance that our raw material requirements would be met by other suppliers on acceptable terms, or at all, which could have a material adverse effect on our results of operation.

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
In the event that actual results or the actuarial assumptions differ from the current assumptions utilized, the funded status of our defined benefit plans may change and any such resulting deficiency could result in additional charges to equity and against earnings and increase our required cash contributions. Additionally, legislative changes have been proposed in the U.S. Congress that, if enacted into law, could impact our defined benefit pension plans by altering the manner in which liabilities are determined for the purpose of calculating required pension contributions and the timing and manner in which required contributions to underfunded pension plans would be made. The proposal could also significantly increase fees to the Pension Benefit Guarantee Corporation which will increase plan cost and potentially require increased funding.
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
Our future success depends to a significant extent on the continued service of our key administrative manufacturing, sales and senior management personnel. However, our strategy to reduce costs, streamline operations and further resolve legacy issues may adversely impact our workforce. We do not have employment agreements with our executives and do not maintain key person life insurance on any of these executives. The loss of the services of one or more of our key employees could significantly delay or prevent the achievement of our product development and other business objectives and could harm our business. While we have entered into executive severance agreements with certain key employees, there can be no assurance that the severance agreements will provide adequate incentives to retain these employees. Our future success also depends on our continuing ability to attract, retain and motivate highly skilled employees for key positions. There is competition for qualified employees in our industry and in the markets in which we operate. We may not be able to retain our key employees or attract, assimilate or retain other highly qualified employees in the future.
We have from time to time in the past experienced, and we expect to continue to experience from time to time in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications for certain positions.
New technologies or changes in consumer preferences may affect our ability to compete successfully.
We believe that new technologies or novel processes may emerge and that existing technologies may be further developed in the fields in which we operate. These technologies or processes could have an impact on production methods or on product quality in these fields. For example, we believe that a trend in the label business is the transition of barcode labels used in warehousing and distribution to RFID labels. Accordingly, we installed inlet insertion equipment for RFID labels in the first quarter of 2005 and we continue to invest in technology and equipment that should allow us to print and convert RFID labels. However, the widespread use and acceptance of RFID labels cannot be assured nor can the success of our RFID label market entry.
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
Additionally, the preferences of our customers may change as the result of the availability or cost of alternative products or services, which could impact consumption of our products.

Our strategy to acquire complementary businesses and to divest non-strategic businesses could cause our financial results to fluctuate and could expose us to significant business risks.
An important aspect of our business strategy is to make strategic acquisitions of businesses that complement our Label and Converting businesses and will expand our customer base and markets, improve distribution efficiencies and enhance our technological capabilities. Acquisitions could result in the consolidation of manufacturing plants. As previously announced with the exit of the toner and developer business included in our Imaging Supplies segment, we also currently intend to divest businesses and real estate that are not core to our future growth and profitability. Acquisitions, potential plant consolidations and divestitures could cause our financial results and cash flows to fluctuate. Financial risks from potential acquisitions include the use of our cash resources and incurring debt and liabilities. Further, there are possible operational risks including difficulties in assimilating and integrating the operations, products, technology, information systems and personnel of acquired businesses, the loss of key personnel of acquired businesses, and difficulties honoring commitments made to customers of the acquired businesses prior to the acquisition. There also exists a potential risk of increased direct and indirect costs associated with labor discontent relative to our plant consolidation strategy. Such costs could adversely impact our financial results and our ability to successfully implement plant consolidations. There also exists the possibility that the potential sale of our real estate and the exiting of our toner business may not produce the anticipated monetary benefit. The failure to adequately address these risks could adversely affect our business.
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
On May 30, 2003, Ricoh Company, Ltd. and affiliated companies filed a complaint in the U.S. District Court for the District of New Jersey against several defendants, including the largest customer of our Imaging Supplies segment and another company who is a supplier to the Imaging Supplies segment. The Complaint alleged multiple counts of patent infringement, trademark infringement and unfair competition by the defendants. On October 17, 2003, Ricoh amended the Complaint and added us as an additional co-defendant in the suit. On April 12, 2005, the District Court granted the defendant’s summary judgment motion and dismissed the counts related to trademark infringement and unfair competition. On August 2, 2005, the District Court granted Ricoh’s motion for summary judgment that one of six Ricoh patents relating to toner bottles for use in photocopy machines was not invalid as anticipated by certain prior art and was infringed by us and the other defendants and interpreted disputed terms of the six patents involved in the case. On August 17, 2005, one of our co-defendants filed a motion for reconsideration of certain aspects of the District Court’s order granting summary judgment. We are awaiting a decision from the District Court. On September 2, 2005, Ricoh filed a motion seeking to permanently enjoin the defendants from selling certain toner bottles for use in Ricoh photocopiers, and a summary judgment motion on the defendants’ equitable defenses to patent infringement. On October 17, 2005, the defendants filed memoranda in opposition to Ricoh’s motions and are awaiting rulings from the District Court. Although we believe we are entitled to indemnification against another co-defendant in this matter, there can be no assurances that we will not be subject to an adverse judgment or enter into an unfavorable settlement in this litigation or that we will be successful in seeking recourse against the co-defendant. Accordingly, if any of these were to occur, it could have a material adverse effect on our financial condition.
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
Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and new SEC regulations, are creating uncertainty for companies such as ours. These new or changed laws, regulations and standards are subject to varying interpretations in many cases and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, our efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased general and administrative expenses and management time and attention. In particular, our efforts to comply with Section 404 of Sarbanes-Oxley and the related regulations regarding our required assessment of our internal controls over financial reporting and our external registered public accounting firm’s audit of that assessment has required the commitment of significant financial and managerial resources. While the SEC has recently announced an additional one-year extension for non-accelerated filers for compliance with Section 404 of Sarbanes-Oxley, which will require us to begin to comply with the Section 404 requirements for our fiscal year ending December 31, 2007 instead of our fiscal year ending December 31, 2006, we still expect our compliance efforts to require the continued commitment of significant resources. Additionally, if our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies, our reputation may be harmed and we might be subject to sanctions or investigation by regulatory authorities, such as the SEC. Any such action could adversely affect our business and the market price of our stock.
ITEM 4. CONTROLS AND PROCEDURES
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2005. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commissions’ rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2005, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In August and September 1996, two individual plaintiffs filed lawsuits in the Circuit Court of Cook County, Illinois against us, Cerion Technologies, Inc., certain directors and officers of Cerion, and our underwriter, on behalf of all persons who purchased the common stock of Cerion between May 24, 1996 and July 9, 1996. These two complaints were consolidated. In March 1997, the same individual plaintiffs joined by a third plaintiff filed an Amended Consolidated Class Action Complaint. The Amended Consolidated Complaint alleged that, in connection with Cerion’s initial public offering, the defendants issued materially false and misleading statements and omitted the disclosure of material facts regarding, in particular, certain significant customer relationships. In October 1997, the Circuit Court on motion by the defendants dismissed the Amended Consolidated Complaint. The plaintiffs filed a Second Amended Consolidated Complaint alleging similar claims as the Amended Consolidated Complaint seeking damages and injunctive relief. On May 6, 1998, the Circuit Court, on motion by the defendants, dismissed with prejudice the Second Amended Consolidated Complaint. The plaintiffs filed with the Appellate Court an appeal of the Circuit Court’s ruling. On November 19, 1999, the Appellate Court reversed the Circuit Court’s ruling that dismissed the Second Amended Consolidated Complaint. The Appellate Court ruled that the Second Amended Consolidated Complaint represented a valid claim and sent the case back to the Circuit Court for further proceedings. On December 27, 1999, we filed a petition with the Supreme Court of Illinois. In that petition, we asked the

Supreme Court of Illinois to determine whether the Circuit Court or the Appellate Court is correct. Our petition was denied and the case was sent to the Circuit Court for trial. On October 8, 2003, the Circuit Court heard motions on a Summary Judgment motion and a class action certification motion. On August 16, 2005 the Circuit Court issued an order grating our motion for Summary Judgment and dismissed the plaintiff’s Complaint. On September 15, 2005, the plaintiffs appealed the Circuit Court’s grant of Summary Judgment. We believe that we will receive the value of our 37.1 percent ownership in the Cerion Liquidating Trust, which our ownership was valued at $.9 million on an after-tax basis at September 30, 2005. Our investment in Cerion is included under other assets in our Consolidated Balance Sheet.
In December 2002, we eliminated the availability of certain postretirement health benefits to union and non-union employees of Nashua who had at least 10 years of service and chose to retire between age 60 to 65 which provided access to health benefits until age 65. The unions in New Hampshire objected to the action and filed a grievance. The final step of the grievance process was arbitration by the American Arbitration Association. The subject of the Arbitration was the interpretation of the collective bargaining contract language which we believe allowed modification of the eligibility of those postretirement health benefits. The unions’ position was that regardless of the contract wording, these benefits could not be eliminated without bargaining with the unions. The Arbitration hearing occurred on July 28, 2003 and the arbitrator ruled in favor of the unions on October 24, 2003. On November 24, 2003, we filed an appeal of the arbitration decision with the U.S. District Court for the District of New Hampshire. On March 14, 2005, the court ruled on the motions and upheld the arbitrator’s award. On April 11, 2005, we filed an appeal with the U.S. Court of Appeals. On May 19, 2005, the U.S. Court of appeals dismissed the case at our request.
On May 30, 2003, Ricoh Company, Ltd. and affiliated companies filed a complaint in the U.S. District Court for the District of New Jersey against several defendants, including Katun Corporation, the largest customer of our Imaging Supplies segment, and another company who is a supplier to the Imaging Supplies segment. The Complaint alleged multiple counts of patent infringement, trademark infringement and unfair competition by the defendants. On October 17, 2003, Ricoh amended the Complaint and added us as an additional co-defendant in the suit. The allegations arose from the sale and distribution of Ricoh compatible toner products. We filed an answer to the Complaint in December 2003.
On April 12, 2005, the District Court granted the defendants’ summary judgment motion and dismissed the counts related to trademark infringement and unfair competition.
On August 2, 2005 the District Court granted Ricoh’s motion for summary judgment that one of six Ricoh patents relating to toner bottles for use in photocopy machines was not invalid and was infringed by us and the other defendants. In addition, the Court interpreted disputed terms of the six patents involved in the case. On August 17, 2005, one of our co-defendants filed a motion for reconsideration of certain aspects of the District Court’s order granting summary judgment. We are awaiting a decision from the District Court. On September 2, 2005, Ricoh filed a motion seeking to permanently enjoin the defendants from selling certain toner bottles for use in Ricoh photocopiers, and a summary judgment motion on the defendants’ equitable defenses to patent infringement. On October 17, 2005, the defendants filed memoranda in opposition to Ricoh’s motions and are awaiting rulings from the District Court. The parties are now engaged in expert discovery on liability issues. No trial date has been set.
We believe we have defenses against Ricoh’s claims. In addition, we believe we are entitled to indemnification from Katun for monies owed as a result of any judgment rendered against us in this litigation, including for damages, costs, attorney’s fees and interest, as well as for monies paid to Ricoh in settlement of the Ricoh litigation, provided that Katun has consented to the settlement. We and Katun are each responsible for our own attorney’s fees in connection with the litigation.
On November 5, 2004, Océ North America Inc. and Océ Printing Systems GmbH filed a Complaint for patent infringement against us in the U.S. District Court for the Northern District of Illinois. Océ did not serve the initial Complaint on us. On March 3, 2005, Océ filed and served a First Amended Complaint in the U.S. District Court for the Northern District of Illinois. We filed an Answer and Counterclaims to the First Amended Complaint on April 22, 2005. The parties entered into a settlement agreement in September 2005 and, pursuant to the agreement, requested that the Court dismiss the lawsuit. On October 13, 2005, the Court dismissed the case with prejudice.
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

ITEM 6. EXHIBITS
Exhibits

31.1*	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 8, 2005.

31.2*	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 8, 2005.

32.1*
Certificate of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 8, 2005.

32.2*
Certificate of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 8, 2005.

* -	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NASHUA CORPORATION
(Registrant)

Date: November 8, 2005	By: /s/ John L. Patenaude
John L. Patenaude
Vice President-Finance and
Chief Financial Officer
(principal financial and duly authorized officer)