Form 10-K
period 2005-12-31
NASHUA CORP
filed 2006-03-24
CIK 69680

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 1-05492
NASHUA CORPORATION
(Exact name of registrant as specified in its charter)

Massachusetts	02-0170100
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)
11 Trafalgar Square, Suite 201, Nashua, New Hampshire (Address of principal executive offices)	03063 (Zip Code)
Registrant’s telephone number, including area code:
(603) 880-2323
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $1.00 par value
(Title of Class)
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐          No ☑
      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes ☐          No ☑
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
      Large accelerated filer ☐          Accelerated filer ☐          Non-accelerated filer ☑
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐          No ☑
      The aggregate market value of the registrant’s voting shares of common stock held by non-affiliates of the registrant on July 1, 2005, based on $8.83 per share, the last reported sale price on the NASDAQ National Market on that date, was $33,131,308 million.
      The number of shares outstanding of each of the registrant’s classes of common stock, as of March 1, 2006:

Class	Number of Shares

Common Stock, $1.00 par value	6,259,084
      The following documents are incorporated by reference into the Annual Report on Form 10-K: Portions of the registrant’s definitive Proxy Statement for its 2006 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

PART I

Item 1.	Business
General
      Nashua Corporation is a manufacturer, converter and marketer of labels, specialty papers and imaging products. Our primary products include thermal and other coated papers, wide-format papers, pressure-sensitive labels, tags, transaction and financial receipts and toners and developers for use in certain photocopiers.
      Our company was incorporated in Massachusetts in 1904. We changed our state of incorporation to Delaware in 1957 and back to Massachusetts in 2002. Our principal executive offices are located at 11 Trafalgar Square, Nashua, New Hampshire 03063, and our telephone number is (603) 880-2323. Our Internet address is www.nashua.com. Copies of our Exchange Act reports, including this annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, can all be accessed from our website free of charge and immediately after filing with the SEC. We are subject to the informational requirements of the Exchange Act, and, accordingly, file reports, proxy statements and other information with the Securities and Exchange Commission. Such reports, proxy statements and other information can be read and copied at the public reference facilities maintained by the Securities and Exchange Commission at the Public Reference Room, 100 F Street, NE, Washington, D.C. 20549. Information regarding the operation of the Public Reference Room may be obtained by calling the Securities and Exchange Commission at 1-800-SEC-0330. The Securities and Exchange Commission maintains a website (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the Securities and Exchange Commission. References in this Form 10-K to “us,” “we,” “ours,” the “company” or to “Nashua” refer to Nashua Corporation and our consolidated subsidiaries, unless the context requires otherwise.
Recent Development
      On March 15, 2006, we announced that Thomas G. Brooker will succeed Andrew B. Albert as Chief Executive Officer and President, effective May 4, 2006.
Operating Segments
      Set forth below is a brief summary of each of our three operating segments together with a description of their more significant products, competitors and operations. Our three operating segments are:
      (1) Label Products
      (2) Specialty Paper Products
      (3) Imaging Supplies
      Additional financial information regarding our business segments is contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of Part II, and Note 12 to our Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K.
Label Products Segment
      Our Label Products segment converts, prints and sells pressure-sensitive labels, radio frequency identification (RFID) labels and tickets and tags to distributors and end-users. Our Label Products net sales were $109.0 million, $104.3 million and $101.8 million in 2005, 2004 and 2003, respectively.

      Nashua pressure-sensitive labels and tags are used for supermarket scales, retail shelf tags, inventory control, tracking, automatic identification, event tickets and address labels. We are a major supplier of labels to the supermarket industry and our labels are also used in such applications as retail shelf, transportation, automatic data collection (barcode), mailer/package distribution and pharmaceutical and prescription fulfillment. Tickets are utilized for cinemas and certain venues, RFID labels are utilized for inventory control, tracking and automatic identification.
      The label industry is price-sensitive and competitive and includes competitors such as Moore-Wallace, a division of R. R. Donnelley & Sons Company, Hobart Corporation and Corporate Express, as well as numerous regional converters.
      We depend on outside suppliers for most of the raw materials used by our Label Products segment to produce labels and ticket media. Primary materials used in producing our products include laminated and tag paper, RFID inlets and inks. Thermal and other papers constitute a large percentage of the raw material cost for our products. As a result, our costs and market pricing are heavily impacted by changes in thermal and other paper costs. We purchase materials from multiple suppliers and believe that adequate quantities of supplies are available. However, for some important raw materials, such as certain laminated papers and inks, we either sole source or obtain supplies from a few vendors. There is no current or anticipated supply disruption but a future supply disruption could negatively impact our operations until an alternate source of supply could be qualified. Additionally, there can be no assurance that our future operating results would not be adversely affected by either future increases in the cost of raw materials or the curtailment of supply of raw materials or sourced products.
      During the third quarter of 2001, we discontinued our lamination business within our Label Products segment. In connection with this discontinuance, we entered into a supply agreement for laminated and coated products with The Fasson Roll North America division of Avery Dennison that committed us to purchase a significant portion of the laminated materials from them through December 31, 2005. If we failed to meet the minimum purchase volumes specified in the agreements, we would have been subject to financial penalties. We were in compliance with the requirements of the agreement for 2005. Effective January 1, 2006 we are no longer under contract with Avery Dennison.
Specialty Paper Products Segment
      Our Specialty Paper Products segment coats, converts, prints and sells papers and films. Products include: thermal papers, dry-gummed papers, heat seal papers, wide-format media papers, carbonless papers, small rolls, financial receipts, retail consumer products and ribbons. In February 2006, we sold certain assets of our coated carbonless product line to Nekoosa Coated Products LLC and discontinued our coated carbonless product line. Our Specialty Paper Products net sales were $166.7 million, $168.0 million and $169.0 million in 2005, 2004 and 2003, respectively.
      Thermal papers develop an image upon contact with either a heated stylus or a thermal print head. Thermal papers are used in point-of-sale printers, package identification systems, gaming and airline ticketing systems, facsimile machines, medical and industrial recording charts and for conversion to labels. We coat and sell large roll thermal papers primarily to printers, laminators and converters. Competitors in the large roll thermal papers market include companies such as Appleton Papers, Inc. and Ricoh Corporation, as well as other manufacturers in the United States, Asia and Europe.
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

      Carbonless paper is a coated paper used in the production of multi-part business forms which produce multiple copies without carbon paper. Prior to the sale of the product line, we coated and sold carbonless paper in sheet form through fine paper merchants and in roll form directly to the printing industry, where it is converted into multi-part business forms. Within the carbonless paper market, we generally compete with Appleton Papers, Inc., NewPage Corporation and Nekoosa Coated Products LLC.
      Small rolls of bond, carbonless and thermal papers are used for such applications as point-of-sale receipts for cash registers and credit card verification, financial receipts for ATM, teller systems and check processing, adding machine papers, and self-service applications, such as gas station pay-at-the-pump, casino/gambling and thermal facsimile for thermal fax printers. Certain of our small roll products contain security features utilized in loss prevention applications. We sell converted small rolls to paper merchants, paper distributors, superstores, warehouse clubs, resellers and end-users. Small roll brands include Perfect Print and IBM. Our major competitors in the small roll market include NCR Corporation, Paper Systems, Inc. and Moore-Wallace, a division of R. R. Donnelley & Sons Company.
      Wide-format media papers are premium quality and uncoated bond papers untreated or treated with either resin or non-resin coatings. We sell wide-format media papers to merchants, resellers, print-for-pay retailers and end-users for use in graphic applications, signs, engineering drawings, posters and for the reproduction of original copies. Our primary competitors in the wide-format papers market are Océ N.V. and National/Azon.
      We depend on outside suppliers for the raw materials used by our Specialty Paper Products segment. Primary raw materials include paper, chemicals used in producing the various coatings that we apply, inks and ribbons. Paper constitutes a large percentage of the raw material cost for our and our competitors’ products. As a result, our costs and market pricing are heavily impacted by changes in paper costs. Generally, we purchase materials from multiple suppliers. However, we purchase some raw materials for specific coated product applications from a single supplier. While there is no current or anticipated supply disruption, a future supply disruption could negatively impact our operations until an alternate source of supply could be qualified. There can be no assurance that our future operating results would not be adversely affected by future increases in either the cost of raw materials or the curtailment of supply of raw materials or sourced products.
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
Imaging Supplies Segment
      Our Imaging Supplies segment manufactures and sells consumable products used in producing hard copy images. Our product lines are comprised primarily of high quality, competitively priced toners and developers compatible with printers and copiers manufactured by Xerox Corporation, Ricoh Corporation, IBM and others. In addition, this segment is partially vertically integrated in that it produces some of the resins used in the production of toners for both internal use as well as for sales to external customers. Our Imaging Supplies net sales were $23.9 million, $22.1 million and $23.5 million in 2005, 2004 and 2003, respectively.
      On April 5, 2005, we announced our plan to exit the toner and developer business included in our Imaging Supplies segment. On January 6, 2006, we entered into a definitive agreement to sell formulations and certain other assets of the toner and developer business to Katun Corporation. The transaction is expected to close prior to March 31, 2006. We expect to exit the toner and developer business by March 31, 2006.
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
      Our major competitors for toner and developer products include Xerox Corporation, Ricoh Corporation and IBM. We also compete with other smaller independent manufacturers of toner and developer products. The market for toner and developer products is highly competitive, with more sophisticated toner formulas and shorter copier machine life cycles requiring timely product development.
      We depend on outside suppliers for most of the raw materials used by our Imaging Supplies segment. One of our major raw materials is resin, which is an oil-based product that is susceptible to oil price fluctuations. Generally, we purchase assorted custom raw materials from multiple suppliers and believe that adequate quantities of supplies are available. However, we purchase some raw materials from single source suppliers. As such, we are not currently aware of the existence of a potential disruption in supply of a vendor’s business or our relationship with them that could significantly impact our operations.
Information About Major Customers
      While no customer represented ten percent of our consolidated revenues, each of our segments has significant customers. The loss of a significant customer could have a material adverse effect on us or our segments.
Intellectual Property
      Our ability to compete may be affected by our ability to protect our proprietary information, as well as our ability to design products outside the scope of our competitors’ intellectual property rights. We hold a limited number of U.S. and foreign patents, of which one is related to our Label Products segment, 11 are related to our Specialty Paper Products segment and six are related to our Imaging Supplies segment, expiring in various years between 2006 and 2021. There can be no assurance that our patents will provide meaningful protection, nor can there be any assurance that third parties will not assert infringement claims against us or our customers in the future. If one of our products was ruled to be in violation of a competitor’s intellectual property rights, we could be required to expend significant resources to develop non-infringing alternatives or to obtain required licenses. There can be no assurance that we could successfully develop commercially viable alternatives or that we could obtain necessary licenses. Additionally, litigation relating to infringement claims could be lengthy or costly and could have an adverse material effect on our financial condition or results of operations regardless of the outcome of the litigation.
Manufacturing Operations
      We operate manufacturing facilities in the following locations:

•	Nashua, New Hampshire

•	Merrimack, New Hampshire

•	Omaha, Nebraska

•	Jefferson City, Tennessee

•	Vernon, California

•	St. Louis, Missouri

•	St. Augustine, Florida
      Our New Hampshire, Nebraska and California facilities are unionized. We completed multi-year labor negotiations for the New Hampshire site during 2002, which expires on April 2, 2006, and the Nebraska and California sites during 2005. More information regarding the operating segments and principal products produced at each location can be found below in Item 2 of Part I of this Form 10-K. There can be no assurance that future operating results will not be adversely affected by changes in either our or market labor wage rates or productivity.
Research and Development
      Our research and development efforts have been instrumental in the development of many of our products. We direct our research efforts primarily toward developing new products and processes and improving product performance, often in collaboration with customers. Our research and development efforts are focused primarily on new thermal coating applications for our Specialty Paper and Label Products segments and new toner and developer formulations and toner cartridge designs for our Imaging Supplies segment. During 2005 we significantly reduced our research and development efforts for our Imaging Supplies segment due to our decision to exit the toner and developer business by March 31, 2006. Our research and development expenditures were $1.6 million in 2005, $2.1 million in 2004 and $2.5 million in 2003.
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
      Our expenditures for compliance with environmental laws and regulations were $.3 million in 2005, $.1 million in 2004, $.4 million in 2003 and approximately $1.0 million per year in the previous two years. Additionally, for sites which we have received notification of the need to remediate, we have assessed our potential liability and have established a reserve for estimated costs associated with the remediation. At December 31, 2005, our reserves for potential environmental liabilities were $1.0 million for continuing operations. However, liability of potentially responsible parties under CERCLA and RCRA is joint and several, and actual remediation expenses at sites where we are a potentially responsible party could either exceed or be below our current estimates. We believe, based on the facts currently known to us, our insurance coverage and the environmental reserve recorded, that our estimated remediation expense and on-going costs of compliance with environmental laws and regulations are not likely to have a material adverse effect on our consolidated financial position, results of operations, capital expenditures or our competitive place in the market.

Executive Officers
      Listed below are our executive officers as of March 1, 2006. No family relationships exist among our executive officers.

Name	Age	Position

Andrew B. Albert	60	Chairman, President and Chief Executive Officer
John L. Patenaude	56	Vice President — Finance, Chief Financial Officer and Treasurer
Margaret S. Adams	50	Vice President, Chief Information Officer and President of the Converted Paper Division
Margaret M. Callan	39	Corporate Controller and Chief Accounting Officer
Donna J. DiGiovine	44	Vice President, President of the Toner Products Division and the Coated Paper Division
Thomas R. Pagel	49	Vice President, President of the Label Products Division
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
      Ms. Callan has been our Corporate Controller and Chief Accounting Officer since May 2003. She served as our Director of Strategic Planning and Analysis from January 2001 to May 2003.
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
      On March 15, 2006, we announced that Thomas G. Brooker will join our company as President and Chief Executive Officer commencing on May 4, 2006, replacing Mr. Albert in those capacities. We also announced that Mr. Albert would continue as a director of our company and remain employed by us as Chairman of the Board, an executive position. Mr. Brooker, age 47, served as Group President-Forms, Labels & Office Products, of Moore Wallace, a label and printing company and a subsidiary of R.R. Donnelley & Sons Company, a provider of print and related services, from January 2004 through November 2004. From May 2003 to December 2003, Mr. Brooker served as Executive Vice President of Sales of Moore Wallace, and from May 1998 through May 2003, Mr. Brooker served as Corporate Vice President of Sales of Moore Wallace.

Employees
      We had 880 full-time employees at February 10, 2006. Approximately 255 of our employees are members of one of several unions, principally the United Steelworkers of America Union. We believe our employee relations are satisfactory.
      Our significant labor agreements include:

	Approximate #
	of Employees
Union	Covered	Location	Expiration Date

United Steelworkers of America	91	Omaha, NE	March 31, 2012
United Steelworkers of America	105	Merrimack, NH	April 2, 2006
United Commercial Food Workers	53	Vernon, CA	March 5, 2008
Other	6	Merrimack, NH	April 2, 2006
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
Item 1A.     Risk Factors
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
      The markets for our products are highly competitive, and our ability to effectively compete in those markets is critical to our future success. Our future performance and market position depend on a number of factors, including our ability to react to competitive pricing pressures, our ability to lower manufacturing costs and consolidate production facilities, our ability to introduce new value added products and services to the market and our ability to react to the commoditization of products. Our performance could also be impacted by external factors, such as:

•	increasing pricing pressures from competitors in the markets for our products;

•	a faster decline than anticipated in the more mature, higher margin product lines, such as heat seal and dry gum products, due to changing technologies;

•	natural disasters such as hurricanes, floods and earthquakes, which could cause our customers to close a number or all of their stores or operations for an extended period of time causing our sales to be reduced during the period of closure;

•	our ability to pass on raw material price increases to customers;

•	our ability to pass on increased freight cost due to fuel price increases;

•	our ability to pass on utility cost increases; and

•	our ability to capture market share in the radio frequency identification label market.
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
      We depend on outside suppliers for most of the raw materials used in our business. Although we believe that adequate supplies of the raw materials we use are available, any significant decrease in supplies, any increase in costs or a greater increase in delivery costs for these materials could result in a decrease in our margins, which could harm our financial condition. For example, our Specialty Paper Products and Label Products segments are impacted by the economic conditions and the plant capacity dynamics within the paper and label industry. In general, the availability and pricing of commodity paper such as uncoated face sheet is affected by the capacity of the paper mills producing the products. Increases in the level at which paper manufacturers, or other producers of the raw materials we use in our business, operate could cause increases in the costs of raw materials, which could harm our financial condition if we are unable to recover the cost from our customers. Conversely, an excess supply of materials could reduce and result in lower selling prices and the risk of eroded margins.
      We have periodically been able to pass on significant raw material cost increases through price increases to our customers. Nonetheless, our results of operations for individual quarters can and have been negatively impacted by delays between the time of raw material cost increases and price increases of our products to customers. Additionally, we may be unable to increase our prices to offset higher raw material costs due to the failure of competitors to increase prices and customer resistance to price increases. Additionally, we rely on our suppliers for deliveries of raw materials. If any of our suppliers were unable to deliver raw materials to us for an extended period of time, there is no assurance that our raw material requirements would be met by other suppliers on acceptable terms, or at all, which could have a material adverse effect on our results of operation.

Declining returns in the investment portfolio of our defined benefit plans will require us to increase cash contributions to the plans.
      Funding for the defined benefit pension plans we sponsor is determined based upon the funded status of the plans and a number of actuarial assumptions, including an expected long-term rate of return on assets and the discount rate. As of December 31, 2002, we froze benefits under two of these pension plans: the Nashua Corporation Retirement Plan for Salaried Employees and the Supplemental Executive Retirement Plan. We and the hourly employees located in Omaha, Nebraska agreed to freeze the benefits under the Hourly Employees Retirement Plan for Omaha hourly employees effective March 31, 2006. Due to declining returns in the investment portfolio and the discount rate of our defined benefit pension plans in recent years and the use of updated mortality tables, the defined benefit plans were underfunded as of December 31, 2005 by $32.2 million, based on the actuarial methods and assumptions utilized for purposes of FAS 87 and after giving effect to the planned curtailment of benefits. As a result, we expect to experience an increase in our future cash contributions to our defined benefit pension plans. We expect to make a contribution of approximately $1.0 million in 2006 and $9.0 million in 2007. In the event that actual results differ from the actuarial assumptions, the funded status of our defined benefit plans may change either upwards or downwards. Any deficiency could result in additional future charges to equity and against earnings and increase our required cash contributions. Additionally, legislative changes were recently proposed in the U.S. Congress that, if enacted into law, could impact our defined benefit pension plans by altering the manner in which liabilities are determined for the purpose of calculating required pension contributions and the timing and manner in which required contributions to underfunded pension plans would be made. The funding requirements for our defined benefit pension plans could be significantly affected by these proposed changes, if they are adopted.

Our future results may be adversely affected by receiving fewer savings from our corporate initiatives than expected.
      During the past five years, we have pursued a strategy to reduce costs, streamline operations and resolve legacy issues that in the past have affected our profitability. However, there can be no assurance that all of the future estimated savings from these initiatives will be realized. Although we currently expect to achieve our goals, we may encounter unanticipated difficulties in implementing our initiatives.

We are dependent on key personnel and on the retention and recruiting of key personnel for our future success.
      Our future success depends to a significant extent on the continued service of our key administrative manufacturing, sales and senior management personnel. However, our strategy to reduce costs, streamline operations and resolve legacy issues may adversely impact our workforce. We do not have employment agreements and do not maintain key person life insurance on any executives or key personnel. The loss of the services of one or more of our key employees could significantly delay or prevent the achievement of our product development and other business objectives and could harm our business. While we have entered into executive severance agreements with many of our key employees, there can be no assurance that the severance agreements will provide adequate incentives to retain these employees. Our future success also depends on our continuing ability to attract, retain and motivate highly skilled employees for key positions. There is competition for qualified employees within our industry. We may not be able to retain our key employees or attract, assimilate or retain other highly qualified employees in the future.
      We have from time to time in the past experienced, and we expect to continue to experience from time to time in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications for certain positions.

New technologies or changes in consumer preferences may affect our ability to compete successfully.
      We believe that new technologies or novel processes may emerge and that existing technologies may be further developed in the fields in which we operate. These technologies or processes could have an impact on production methods or on product quality in these fields. For example, we believe that a trend in the label business is the transition of barcode labels used in warehousing and distribution applications to radio frequency identification (RFID) labels. Accordingly, we installed inlet insertion equipment for RFID labels in the first quarter of 2005 and we continue to invest in technology and equipment that should allow us to print and convert RFID labels. However, the widespread use and acceptance of RFID labels cannot be assured.
      Unexpected rapid changes in employed technologies or the development of novel processes that affect our operations and product range could render the technologies we utilize, or the products we produce, obsolete or less competitive in the future. Difficulties in having access to new technologies may impede us from implementing them and competitive pressures may force us to implement these new technologies at a substantial cost. Any such development could materially and adversely impact our revenues or profitability, or both.
      Additionally, the preferences of our customers may change as the result of the availability of alternative products or services, which could impact consumption of our products.

Our strategy to acquire complementary businesses and to divest non-strategic businesses and real estate could cause our financial results to fluctuate and could expose us to significant business risks.
      An important aspect of our business strategy is to make strategic acquisitions of businesses that complement our Label and Converting businesses and will expand our customer base and markets, improve distribution efficiencies and enhance our technological capabilities. Acquisitions could result in the consolidation of manufacturing plants. We are in the process of closing our St. Louis, Missouri label facility and consolidating the St. Louis label business into the Tennessee, Nebraska and Florida facilities. We also plan on divesting businesses that are not core to our future growth and profitability. We also intend on divesting of non-strategic real estate in New Hampshire and Nebraska. These potential acquisitions, plant consolidations and possible divestitures could cause our financial results and cash flows to fluctuate. Financial risks from potential acquisitions include the use of our cash resources and incurring debt and liabilities. Further, there are possible operational risks including difficulties in assimilating and integrating the operations, products, technology, information systems and personnel of acquired businesses; the loss of key personnel of acquired businesses; and difficulties honoring commitments made to customers of the acquired businesses prior to the acquisition. There also exists a potential risk of increased direct and indirect costs associated with labor discontent and the availability of skilled labor relative to a plant consolidation strategy. Such costs could impact our financial results and our ability to successfully implement plant consolidations. Our plans to divest excess real estate could impact our manufacturing capabilities, and result in a decision to exit businesses. There is a risk that the cost associated with the divestiture and exit of certain businesses could negatively impact our businesses. The failure to adequately address these risks could adversely affect our business.

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
      Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and NASDAQ rules, are creating uncertainty for companies such as ours. These new or changed laws, regulations and standards are subject to varying interpretations in many cases and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, our efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased general and administrative expenses and management time and attention. In particular, our efforts to comply with Section 404 of Sarbanes-Oxley and the related regulations regarding our required assessment of our internal controls over financial reporting and our external auditors’ audit of that assessment has required the commitment of significant financial and managerial resources. While the SEC has recently announced an additional one-year extension for non-accelerated filers for compliance with Section 404 of Sarbanes-Oxley, which will require us to begin to comply with the Section 404 requirements for our fiscal year ending December 31, 2007, we still expect our compliance efforts to require the continued commitment of significant resources. Additionally, if our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies, our reputation may be harmed and we might be subject to sanctions or investigation by regulatory authorities, such as the SEC. Any such action could adversely affect our business and the market price of our stock.
Item 1B.     Unresolved Staff Comments
      None.

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

Principal Properties

	Total Square
Location	Footage		Nature of Products Produced

Corporate
Nashua, New Hampshire (leased)	7,000	(1)	none (corporate offices)
Park Ridge, Illinois (leased)	3,000	(1)	none (administrative offices)
Specialty Paper Products Segment
Nashua, New Hampshire (leased)	1,000	(1)	none (administrative offices)
Merrimack, New Hampshire	475,000	(2)	coated paper products
Jefferson City, Tennessee	198,000		converted paper products
Vernon, California (leased)	61,000		converted paper products
Park Ridge, Illinois (leased)	8,000	(1)	none (corporate and administrative offices)
Plymouth, Massachusetts (leased)	7,000		none (sales and administrative offices)
Kent, Washington (leased)	10,000		none (warehousing)
Label Products Segment
Omaha, Nebraska	170,000		label products
Jefferson City, Tennessee	60,000		label products
St. Louis, Missouri (leased)	33,000		label products
St. Augustine, Florida (leased)	10,000		label products
San Francisco, California (leased)	1,000		none (administrative offices)
Imaging Supplies Segment
Nashua, New Hampshire	203,000		dry toner and developer products
Merrimack, New Hampshire	112,000		dry toner and developer products

(1)	Our Specialty Paper Products segment and corporate staff share approximately 11,000 square feet of office space in Park Ridge, IL and 8,000 square feet of office space in Nashua, NH.

(2)	Our Specialty Paper Products segment utilizes approximately 315,000 square feet and the remaining space is either leased to third parties or marketed as leasable property.

Item 3.	Legal Proceedings
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

On October 8, 2003, the Circuit Court heard motions on a Summary Judgment motion and a class action certification motion. On August 16, 2005, the Circuit Court issued an order granting the defendants’ motion for Summary Judgment and dismissed the plaintiffs’ Complaint. On September 15, 2005, the plaintiffs appealed the Circuit Court’s grant of Summary Judgment with the Appeals Court. We believe that the lawsuit is without merit and will continue to defend ourselves in this matter. We also believe that we will receive the value of our 37.1 percent ownership in the Cerion Liquidating Trust which was valued at $1.5 million before income taxes at December 31, 2005. Our investment in Cerion is included under other assets in our Consolidated Balance Sheet.
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
      We believe we have defenses against Ricoh’s claims. In addition, we believe we are entitled to indemnification from Katun for monies owed as a result of any judgment rendered against us in this litigation, including for damages, costs, Ricoh’s attorney’s fees and interest, as well as for monies paid to Ricoh in settlement of the Ricoh litigation, provided that Katun has consented to the settlement. We and Katun are each responsible for our own attorney’s fees in connection with the litigation.
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

      We are involved in certain environmental matters and have been designated by the Environmental Protection Agency, referred to as the EPA, as a potentially responsible party for certain hazardous waste sites. In addition, we have been notified by certain state environmental agencies that some of our sites not addressed by the EPA require remedial action. These sites are in various stages of investigation and remediation. Due to the unique physical characteristics of each site, the technology employed, the extended timeframes of each remediation, the interpretation of applicable laws and regulations and the financial viability of other potential participants, our ultimate cost of remediation is difficult to estimate. Accordingly, estimates could either increase or decrease in the future due to changes in such factors. At December 31, 2005, based on the facts currently known and our prior experience with these matters, we have concluded that it is probable that site assessment, remediation and monitoring costs will be incurred. We have estimated a range for these costs of $.9 million to $1.9 million for continuing operations. These estimates could increase if other potentially responsible parties or our insurance carriers are unable or unwilling to bear their allocated share and cannot be compelled to do so. At December 31, 2005, our accrual balances relating to environmental matters were $1.0 million for continuing operations. Based on information currently available, we believe that it is probable that the major potentially responsible parties will fully pay the costs apportioned to them. We believe that our remediation expense is not likely to have a material adverse effect on our consolidated financial position or results of operations.
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
      As of September 13, 2005, our common stock is listed and traded on The NASDAQ National Market under the symbol “NSHA.” As of December 31, 2005, the number of record holders of our common stock was 1,036. The following table sets forth the high and low sales price per share for our common stock as reported by the New York Stock Exchange for the first and second quarters of 2005 and The NASDAQ National Market for the third and fourth quarters of 2005.

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter	Year

2005
High	$11.95	$9.75	$9.39	$8.01	$11.95
Low	$8.47	$8.40	$5.75	$5.50	$5.50
2004
High	$9.04	$9.75	$11.20	$11.65	$11.65
Low	$8.20	$8.25	$9.09	$10.23	$8.20
      Our ability to pay dividends is restricted to $.6 million under the provisions of our debt agreement, without the prior approval of our lenders. We did not declare or pay a cash dividend on our common stock in 2005 or 2004.

Item 6.	Selected Financial Data(1)
      The following table presents our selected financial data. Certain prior-year amounts have been reclassified to conform to the current-year presentation.
Nashua Corporation and Subsidiaries
Five-Year Financial Review

	December 31,

	2005	2004	2003	2002	2001

	(In thousands, except per share data, number of
	employees and percentages)
Operations(2)
Net sales	$294,864	$289,217	$288,906	$283,190	$272,510
Gross margin percentage	16.1%	18.6%	18.6%	19.8%	20.5%
Selling, distribution, general and administrative expenses as a percentage of sales	14.6%	15.6%	16.5%	16.9%	18.3%
Income before interest and income taxes as a percentage of sales(3)	0.3%	2.5%	0.5%	1.9%	—
Income (loss) from continuing operations before income taxes as a percentage of sales(3)	(0.3)%	2.1%	0.1%	1.4%	(1.0)%
Income (loss) from continuing operations as a percentage of sales(3)	(0.2)%	1.3%	0.0%	0.8%	(0.9)%
Effective tax provision (benefit) rate	(23.0)%	38.5%	53.4%	39.5%	(12.0)%
Income (loss) from continuing operations before income taxes(3)	$(830)	$6,158	$219	$3,828	$(2,782)
Income (loss) from continuing operations after income taxes(3)	$(639)	$3,787	$102	$2,316	$(2,448)
Income from discontinued operations	$1,235	$—	$—	$—	$—
Net income (loss)(3)	$596	$3,787	$102	$2,316	$(2,448)
Basic and diluted earnings (loss) per common share:
Income (loss) from continuing operations per common share	$(0.10)	$0.63	$0.02	$0.40	$(0.43)
Income from discontinued operations per common share	$0.20	$—	$—	$—	$—
Net income per common share	$0.10	$0.63	$0.02	$0.40	$(0.43)
Income (loss) from continuing operations per common share assuming dilution	$(0.10)	$0.62	$0.02	$0.39	$(0.43)
Income from discontinued operations per common share assuming dilution	$0.20	$—	$—	$—	$—
Net income per common share assuming dilution	$0.10	$0.62	$0.02	$0.39	$(0.43)
Financial Position(2)
Working capital	$32,049	$31,662	$22,296	$21,011	$16,528
Total assets	$144,919	$150,960	$151,676	$146,188	$145,046
Non-current portion of long-term debt	$25,250	$27,350	$24,200	$23,000	$23,280
Total long-term obligations	$26,585	$28,673	$27,468	$27,079	$25,740
Total capital employed	$82,484	$96,698	$88,797	$87,018	$95,677
Total debt as a percentage of capital employed	34.9%	31.8%	31.1%	28.7%	26.4%
Shareholders’ equity	$53,734	$65,948	$61,197	$62,018	$70,397
Shareholders’ equity per common share	$8.59	$10.62	$10.37	$10.66	$12.32
Other Selected Data(2)
Investment in plant and equipment (excluding acquisitions)	$3,845	$6,599	$4,307	$4,349	$2,375
Depreciation and amortization	$9,466	$7,900	$7,942	$7,581	$9,748
Return (loss) on average shareholders’ equity	1.0%	6.0%	0.2%	3.5%	(3.4)%
Common stock price range:
High	$11.95	$11.65	$9.50	$10.20	$7.85
Low	$5.50	$8.20	$6.75	$5.40	$3.06
Year-end closing price	$7.02	$11.36	$8.50	$8.78	$5.87
Number of employees from continuing operations	880	906	929	1,026	971
Average common shares outstanding, basic	6,090	6,011	5,869	5,783	5,696

(1)	See Note 13 to our Consolidated Financial Statements for Selected Quarterly Financial Data required under Item 302 of Regulation S-K.

(2)	See Note 2 to our Consolidated Financial Statements for a description of business changes relevant to this data.

(3)	Net income (loss) includes:

	2005		2004		2003		2002		2001

	Dollars	% Sales	Dollars	% Sales	Dollars	% Sales	Dollars	% Sales	Dollars	% Sales

	(Dollars in millions)
Special (income) charges	$1.5	.5%	—	—	$(.1)	0%	$(.1)	.1%	$3.0	1.1%
Net (gain)/loss on settlement/ curtailment of postretirement plans	$.4	0%	$(1.0)	0%	$1.6	.1%	$(.2)	.1%	—	—

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      Our Management Discussion and Analysis should be read in conjunction with Item 1: Business; Item 6: Selected Financial Data; and Item 8: Financial Statements and Supplementary Data.
Overview
      We had a year of transition in 2005 as we announced our decision to exit the toner and developer business, added the retail shelf, pharmacy and laser toner cartridge product lines through the acquisition of assets from Label Systems International Inc. (LSI), commenced the marketing and manufacture of RFID labels, began the process of plant consolidations in the Label Products segment, continued to grow our wide-format business in the Specialty Paper Products segment and continued to resolve legacy issues through the positive settlement of the 1995-2000 tax case with the Internal Revenue Service. These are all positive steps in our strategy to strengthen our company with an ultimate goal to increase shareholder value.
      Our net sales increased to $294.9 million in 2005 compared to $289.2 in 2004. Our gross margin percentage decreased to 16.1 percent in 2005 compared to 18.6 percent in 2004. Our selling and distribution expenses increased $.1 million and our administrative expenses decreased $2.2 million in 2005. Our Label Products and Specialty Paper Products segments both operated profitably in 2005. Our results from continuing operations before income taxes decreased from income of $6.2 million in 2004 to a loss of $.8 million in 2005. These financial results are further discussed in the Consolidated Results of Operations.
      Our 2005 results incorporate contributions from our asset acquisitions from the past four years. The principal asset acquisitions consist of the June 2005 acquisition of the assets of LSI, the February 2003 acquisition of the assets of The Label Company, a supplier of supermarket, promotional and product identification labels, the June 2002 acquisition of certain assets of Dietzgen LLC, used in the wide-format business, and the April 2002 acquisition of the assets of Computer Imaging Supplies, known as CIS, a supplier of products used in the fraud prevention business. These acquisitions expanded our product lines, increased our customer base and helped us increase plant utilization.
      Our equity was negatively impacted by the underfunded status of our defined benefit pension plans. We utilized more recently issued mortality tables which assume longer lives for individuals which increased the pension liability by approximately $3.9 million. The change in the discount rate from 6.0% to 5.5% increased the pension liability by approximately $9.3 million. Movements in long-term interest rates will have either a positive impact on retained earnings to the extent that the interest rates exceed 5.5% or a negative impact to the extent that the interest rates are lower than 5.5%.
      As we proceed into the upcoming year, we expect to remain focused on profitable revenue growth, containing cost and operating efficiently. Our strategy remains to improve sales and margins through the development of value added products and services, enhancing our customer relationships and entering promising markets. As an example of our strategy, we expect to open a wide-format converting facility in New Jersey during the second quarter of 2006, which will allow us to better serve customers in the mid-Atlantic and northeast regions. We plan to exit lower margin or mature product lines on a favorable basis where we do not have scale, technological advantage, growth prospect or market presence to operate at acceptable margins.
      We expect to generate cash in the future from the exit of the toner and developer and coated carbonless businesses and the sale of real estate that we believe will significantly exceed our anticipated needs. We expect that the excess cash may be utilized for debt repayments, acquisitions, stock repurchases and/or cash distributions to shareholders.
      During 2005, we experienced the following significant developments:

•	During the fourth quarter of 2005, the Label Products segment completed a study of manufacturing requirements as part of its program to operate more effectively and reduce costs. As a result of this analysis, meaningful cost reductions in wages and benefits were identified and negotiated with our hourly employees in Nebraska. Also, plans were developed and we anticipate will be implemented in 2006 to reduce the number of Label Products segment manufacturing locations from four to three by closing the St. Louis, Missouri plant, and consolidating operations into the Tennessee, Nebraska and Florida facilities. The cost reductions and the plant consolidations, when fully implemented, are expected to result in annualized cost savings of over $1 million. We expect that the direct cost of consolidation in 2006 will approximate $.6 million. In addition, there will be certain indirect costs associated with the consolidation as we add and train new employees in various locations.

•	On September 13, 2005, we effected a move of the listing of our common stock from the New York Stock Exchange to The NASDAQ National Market. Our common stock is listed on The NASDAQ National Market under the symbol “NSHA.”

•	In June 2005, we acquired certain assets of LSI in St. Augustine, Florida. The asset acquisition expanded our manufacturing base and enabled us to enter the retail shelf, pharmacy and laser toner cartridge product lines. Operating activity relating to the assets of LSI is reported under our Label Products segment.

•	In April 2005, we announced plans to exit our toner and developer business. In January 2006, we entered into a definitive agreement with Katun Corporation relative to the sale of formulations and certain assets. The manufacturing facilities located in Merrimack, New Hampshire, utilized by both the toner and developer business and the Specialty Paper Products segment, have been listed for sale.

•	We made progress in the Radio Frequency Identification (RFID) initiatives throughout 2005 and had sales in the initial year of production of approximately $.6 million. Our list of RFID customers includes nationally recognized consumer products goods manufacturers and other companies and organizations involved in RFID systems. In addition, we established a solid foundation for growth by signing formal working relationships with Alien Technologies® and Printronix, Inc. Operating activity relating to this product line is reported in our Label Products segment.

•	In the second quarter of 2005, we moved our wide-format converting facility from the Morristown, Tennessee facility to a 56,000 square foot Jefferson City, Tennessee facility, which we acquired in December 2004.

•	During 2005, Nashua continued resolving legacy issues, and in June 2005, we reached a favorable settlement with the Internal Revenue Service for the tax disputes dating from the years 1995-2000.

      During 2004, we experienced the following significant developments:

•	In December 2004, we purchased property consisting of land and building contiguous to our Jefferson City, Tennessee campus to be utilized for manufacturing by our Specialty Paper Products segment. We moved our wide-format manufacturing from Morristown, Tennessee to Jefferson City, Tennessee during the second quarter of 2005. The acquisition was financed by the issuance of industrial revenue bonds by the Industrial Revenue Board of Jefferson City, Tennessee, which are supported by an irrevocable letter of credit in the amount of $2.8 million issued by our lenders. Proceeds in excess of the cost of the building were utilized to retrofit the building and purchase equipment utilized in Jefferson City, Tennessee.

•	In December 2004, we executed a purchase and sale agreement with Southern New Hampshire Services to sell our land and buildings located in Nashua, New Hampshire for $2.0 million. The proposed transaction is expected to close by June 2006. The agreement is subject to the buyer’s ability to obtain financing. We have a non-refundable deposit of $.2 million from Southern New Hampshire Services.

•	During the third quarter of 2004 we recognized a $.9 million non-cash pre-tax gain related to the transfer of the liability for retiree death benefits to Minnesota Life, a subsidiary of Securian Financial Group. As part of the transaction, Minnesota Life assumed the liability for, and the administration of, death benefits for approximately 580 of our retirees. The agreement was effective October 1, 2004 and included a $2.4 million one-time premium payment to Minnesota Life.

      During 2003, we experienced the following significant developments:

•	In December 2003, we acquired the assets of the Magellan wide-format graphics product line from PM Co. L.L.C. This acquisition was consistent with our strategy of adding value with new products and services that leverage our converting and distribution capabilities. Operating activity relating to this product line is reported in our Specialty Paper Products segment.

•	In November 2003, we acquired the assets of the supermarket label product line from Zebra Technologies, Inc. The supermarket label business markets and distributes pressure sensitive direct thermal labels used solely for marking prepackaged meat, produce, deli and bakery items in supermarkets, grocery and convenience stores. Operating activity relating to this product line is reported under our Label Products segment.

•	Our 2003 results were negatively impacted by a fourth quarter one-time, non-cash charge of $1.6 million related to postretirement healthcare benefits for union employees located in New Hampshire. In December 2002, we eliminated a postretirement healthcare benefit for all employees retiring after December 31, 2002. The benefit provided employees who had 10 years of service and retired at age 60 or older with access to medical insurance through age 65. In 2002, we recognized a $1.6 million non-cash gain for the termination of this postretirement healthcare benefit for hourly union employees located in New Hampshire. The unions subsequently filed a grievance against the termination of the postretirement healthcare benefits for union employees which was heard by an arbitrator in July 2003. The arbitrator ruled in favor of the unions on October 24, 2003, and we subsequently appealed the arbitrator’s opinion in the U.S. District Court in New Hampshire on November 24, 2003. On March 14, 2005, the court ruled on the motions and upheld the arbitrator’s award. On April 11, 2005, we filed an appeal with the U.S. Court of Appeals. On May 19, 2005, the U.S. Court of Appeals dismissed the case at our request.

•	In connection with workforce reductions in 2003, we incurred severance charges of $1.6 million which were offset by approximately $2.1 million of same year savings. These workforce reductions reflect our initiatives to streamline processes and control costs.

•	In the fourth quarter of 2003, we incurred a one-time $330,000 charge related to the settlement of future obligations under an employment contract in which we were required to fund a split dollar life insurance policy on behalf of our Chief Executive Officer, Andrew Albert. Future funding of these types of insurance policies is now prohibited under the Sarbanes-Oxley Act. As part of the agreement, Mr. Albert repaid Nashua $313,000 for insurance premiums previously paid by us. Therefore, the settlement had a negligible impact on our cash flow.

•	In February 2003, we entered into a strategic agreement with Parlex Corporation to cooperate in the development of flexible circuit technology incorporating proprietary printing and plating technologies. The agreement created an organization, Stratos Technology, LLC, of which we owned 50 percent, that drew on both parties’ relative expertise in ink and printed circuit technology, label converting and the design, application and production of flexible circuits. Under the agreement, Stratos Technology worked to develop innovative products for use in the automotive and cellular markets. The agreement has since lapsed and is no longer in force.

•	In February 2003, we acquired the assets and assumed certain liabilities of The Label Company from Bunzl Distribution and signed a multi-year agreement to supply Bunzl with label products. The Label Company had primarily been a supplier of supermarket, promotional and product identification labels mainly for Bunzl and other customers. The acquisition added flexibility to our label manufacturing operations, provided additional volume to our coating facility within our Specialty Paper Products segment and enhanced our relationship with a valued and long-standing customer. The Label Company had 2002 sales of approximately $9.0 million. Operating activity relating to the assets of The Label Company is reported under our Label Products segment from the date of acquisition.

Consolidated Results of Operations

The consolidated results of operations should be read in conjunction with the individual segment results.

				Percent Change

				2005 vs.	2004 vs.
	2005	2004	2003	2004	2003

	(In millions)
Net sales
Label Products	$109.0	$104.3	$101.8	4.5	2.5
Specialty Paper Products	166.7	168.0	169.0	(0.8)	(0.6)
Imaging Supplies	23.9	22.1	23.5	8.1	(6.0)
Eliminating	(4.7)	(5.2)	(5.4)	(9.6)	—

Consolidated Net Sales	294.9	289.2	288.9	2.0	0.1
Gross margin
Label Products	16.1	18.8	17.3	(14.4)	8.7
Specialty Paper Products	28.4	31.2	31.9	(9.0)	(2.2)
Imaging Supplies	3.0	3.9	4.6	(23.1)	(15.2)
Eliminating	.1	—	—	—	—

Consolidated Gross margin	47.6	53.9	53.8	(11.7)	0.2
Gross margin %	16.1%	18.6%	18.6%	—	—
Selling and distribution expenses	25.2	25.1	27.2	0.4	(7.7)
General and administrative expenses	17.9	20.1	20.6	(10.9)	(2.4)
Research and development expenses	1.6	2.1	2.5	(23.8)	(16.0)
Net loss (gain) on settlement/curtailment of pension and postretirement benefits	.4	(1.0)	1.6	—	—
Special charges	1.5	—	—	—	—
Loss from equity investments	—	.4	.5	—	(20.0)
Restructuring and other unusual (income) charges	—	—	(.1)	—	—
Interest expense, net	1.8	1.0	1.3	80.0	(23.1)
Income (loss) before income taxes from continuing operations	(.8)	6.2	.2	—	3,000.0
Income from discontinued operations, net of taxes	1.2	—	—	—	—
Net income	$.6	$3.8	$.1	(84.2)	3,700.0
      Our net sales increased $5.7 million to $294.9 million in 2005, from $289.2 million in 2004, and increased $.3 million in 2004 from $288.9 million in 2003.

•	The increase from 2004 to 2005 was primarily due to increased sales in our Label Products and Imaging Supplies segments, which was partially offset by decreases in our Specialty Paper Products segment.

•	The increase from 2003 to 2004 was primarily due to increased sales in our Label Products segment, which was partially offset by decreases in both our Specialty Paper Products and Imaging Supplies segments.

•	Net sales for each of our business segments is discussed in detail below under “Results of Operations by Reportable Operating Segment.”
      Our gross margin was $47.6 million in 2005 compared to $53.9 million in 2004 and $53.8 million in 2003. Our operating gross margin percentage declined to 16.1 percent in 2005 compared to 18.6 percent in both 2004 and 2003.

•	The margin percent in 2005 compared to 2004 deteriorated in each of our operating segments. These decreases were primarily attributable to increased raw material costs, which we have only partially passed on to customers, unfavorable product mix within some of our segments, and the accelerated depreciation, related to our decision to exit the toner and developer business by March 31, 2006.

•	The margin percent in 2004 compared to 2003 improved in our Label Products segment and decreased in both our Specialty Paper Products and Imaging Supplies segments.

•	Gross margin for each of our business segments is discussed in detail below under “Results of Operations by Reportable Operating Segment.”
      Selling and distribution expenses increased to $25.2 million in 2005 compared to $25.1 million in 2004 and $27.2 million in 2003. As a percent of sales, selling and distribution expenses decreased to 8.5 percent in 2005 compared to 8.7 percent in 2004 and 9.4 percent in 2003.

•	The $.1 million increase from 2004 to 2005 was due to increases of $.4 million from our Label Products segment and $.1 million from our Specialty Paper Products segment, which were partially offset by decreases of $.4 million from our Imaging Supplies segment. The increase in 2005 compared to 2004 was primarily due to higher distribution costs related to increased sales volume in our Label Products segment and higher freight costs, as well as increased commission expenses related to the acquired assets of the LSI business, included in the operating results of our Label Products and Specialty Paper Products segments.

•	The $2.1 million decrease from 2003 to 2004 was primarily due to decreases across each of our segments, with $1.1 million from our Label Products segment, $.8 million from our Specialty Paper Products segment, and $.1 million from our Imaging Supplies segment.

•	Selling and distribution expenses for each of our business segments are discussed in detail below under “Results of Operations by Reportable Operating Segment.”
      General and administrative expenses decreased to $17.9 million in 2005 compared to $20.1 million in 2004 and $20.6 million in 2003. As a percent of sales, general and administrative expenses were 6.1 percent in 2005 compared to 6.9 percent in 2004 and 7.1 percent in 2003.

•	The decrease in 2005 compared to 2004 was driven by decreases of $.8 million in corporate expenses, $.7 million in our Specialty Paper Products segment, $.5 million in our Label Products segment, and $.1 million in our Imaging Supplies segment. The decrease in our corporate expenses resulted primarily from lower employee incentive expenses, lower employee salary and benefit costs due to headcount reductions, lower rent, insurance costs and directors’ fees, which were all partially offset by severance cost and increased professional fees.

•	The decrease in 2004 compared to 2003 was driven by decreased expenses of $1.2 million in our Specialty Paper Products segment and $.2 million in lower corporate expenses, which were partially offset by increased expenses of $.7 million in our Label Products segment and $.2 million in our Imaging Supplies segment. The decrease in corporate expenses in 2004 compared to 2003 was primarily due to lower legal expenses, rental expenses and expense pertaining to a settlement of obligations under our Chief Executive Officer’s employment contract which was partially offset by increased directors’ fees which included a cash payment in lieu of stock options, employee incentive expenses and professional fees related to our review of strategic alternatives.

•	General and administrative expenses for each of our business segments are discussed below under “Results of Operations by Reportable Operating Segment.”
      Research and development expenses decreased to $1.6 million in 2005 compared to $2.1 million in 2004 and $2.5 million in 2003. As a percent of sales, research and development expenses were .5 percent in 2005 compared to ..7 percent in 2004 and .9 percent in 2003.

•	The $.5 million decrease in 2005 compared to 2004 was primarily due to lower expenses related to headcount reductions in our Specialty Paper Products and Imaging Supplies segments and a reduction in product trials.

•	The $.4 million decrease in 2004 compared to 2003 was primarily due to lower expenses related to headcount reductions in our Specialty Paper Products and Imaging Supplies segments.

•	Research and development expenses for each of our business segments are discussed below under “Results of Operations by Reportable Operating Segment.”
      Net interest expense increased to $1.8 million in 2005 compared to $1.0 million in 2004 and $1.3 million in 2003. Our weighted average annual interest rate on long-term debt was 5.4 percent in 2005 compared to 3.5 percent in 2004 and 3.3 percent in 2003. Our average balance on long-term debt decreased $2.1 million from 2004 to 2005 and increased $3.2 million from 2003 to 2004.

•	The increase in net interest expense in 2005 from 2004 was primarily due to higher interest rates on bank debt and lower interest income recognized in 2004 related to the settlement of a 1993 interest matter with the Internal Revenue Service.

•	The decline in net interest expense in 2004 from 2003 was primarily due to interest income related to a 1993 interest matter with the Internal Revenue Service.
      During 2005, we recognized special charges for severance of $1.5 million and loss on curtailment of pension plans of $.4 million both related to our decision to exit the toner and developer business by March 31, 2006.
      Details of our reserve related to special charges in continuing operations and activity recorded during 2005 were as follows:

	Reserve			Reserve
	Balance	Current Year	Current Year	Balance
	Dec. 31, 2004	Provision	Utilization	Dec. 31, 2005

(In thousands)
Provisions for severance related to workforce reductions	$—	$1,535	$(179)	$1,356

      During 2004, we recognized a pre-tax gain of $1.0 million resulting from the settlement of postretirement death benefits.
      During 2003, we recognized a $1.6 million expense resulting from a reversal of a curtailment adjustment related to postretirement healthcare benefits for union employees located in New Hampshire as discussed above in the significant developments section.
      Our loss before taxes was $.8 million in 2005 compared to income before taxes of $6.2 million in 2004 and $.2 million in 2003.

•	The $7.0 million decrease in our pre-tax income from 2004 to a pre-tax loss in 2005 was mainly due to lower gross margins across each of our segments as well as $3.6 million of charges associated with exiting the toner business. These were partially offset by the lower general and administrative and research and development expenses.

•	The $6.0 million increase in our pre-tax income from 2003 to 2004 was mainly due to improved profitability in our Label Products and Specialty Paper Products segments, as well as the gain on the postretirement death benefits and the interest income from the 1993 interest matter, which were partially offset by a pre-tax loss in our Imaging Supplies segment.
      Our annual effective income tax rate was a benefit of 23 percent in 2005, and is lower than the U.S. statutory rate principally due to the impact of permanent items on the lower 2005 results. The decrease in the annual effective income tax rate between 2004 and 2003 is primarily due to the impact of higher income and deductible expenses.

      Our loss from continuing operations, net of income taxes, for 2005 was $.6 million, or $0.10 per share, compared to income of $3.8 million, or $0.63 per share, for 2004. Income of $1.2 million, or $0.20 per share, from discontinued operations, net of income taxes, for 2005 resulted from our settlement agreement with the IRS resulting in the reversal of a previously estimated and accrued amount. Net income for 2005 was $.6 million, or $0.10 per share, compared to $3.8 million, or $0.63 per share, for 2004.
Results of Operations by Reportable Operating Segment
Label Products Segment

				Percent Change

				2005 vs.	2004 vs.
	2005	2004	2003	2004	2003

	(In millions)
Net sales	$109.0	$104.3	$101.8	4.5	2.5
Gross margin	16.1	18.8	17.3	(14.4)	8.7
Gross margin %	14.8%	18.0%	17.0%	—	—
Selling and distribution expenses	6.7	6.3	7.4	6.3	(14.9)
General and administrative expenses	4.0	4.5	3.8	(11.1)	18.4
Other	—	.4	.3	—	33.3
Income from operations before interest, taxes and unusual items	$5.4	$7.6	$5.8	(28.9)	31.0
      Net sales for our Label Products segment increased to $109.0 million from $104.3 million in 2004 and $101.8 million in 2003.

•	The $4.7 million, or 4.5 percent increase, in 2005 compared to 2004 resulted mainly from a $10.2 million increase in our automatic identification product line, $1.2 million increase in the pharmacy product line, $.6 million increase in our RFID product line and a $.1 million increase in other product lines which was partially offset by declines of $4.4 million in our supermarket scale product line, $1.6 million in the retail shelf product line and $1.4 million in our EDP product line. The increase in automatic identification label sales resulted primarily from incremental volume gained from new customers, the acquisition of certain assets of LSI and incremental business from existing customers. The increase in the pharmacy product line results from the acquistion of certain assets of LSI. The 2005 RFID sales increase is a result of our initial progress in entering into the new product line. The decreased sales in our supermarket scale and retail shelf product lines are primarily a result of lost business, a portion of which is now produced by the customer itself. The decreased sales in our EDP product line are due to market erosion as a result of printer technology changes and lost business.

•	The $2.5 million, or 2.5 percent increase, in 2004 compared to 2003 primarily resulted from a $5.7 million increase in our automatic identification product line, which was partially offset by a $1.2 million sales decline in our EDP product line, $.8 million in our supermarket scale product line, $.6 million in the retail shelf production line, $.5 million in the inform product line, and a $.1 million decline in other product lines. The increase in automatic identification label sales resulted primarily from incremental business gained from a major customer. The decreased sales in our supermarket scale product line is primarily a result of lost business which is partially offset by incremental sales from the acquisition of the assets of The Label Company on February 7, 2003.
      Gross margin for our Label Products segment decreased to $16.1 million in 2005 from $18.8 million in 2004 and $17.3 million in 2003. The gross margin percentage decreased to 14.8 percent in 2005 compared to 18.0 percent in 2004 and 17.0 percent in 2003.

•	The gross margin decrease of $2.7 million in 2005 compared to 2004 was primarily related to increased raw material costs, which have only partially been passed on to customers due to competitive market condition, as well as unabsorbed fixed plant costs at our Florida facility, which was part of our June 2005 acquisition of certain assets of LSI, and increased employee pension and workers’ compensation costs.

•	The gross margin increase of $1.5 million in 2004 compared to 2003 was primarily due to a favorable mix of products sold and higher sales volume as well as improved manufacturing performance partially through the successful implementation of improved manufacturing equipment.

      Selling and distribution expenses for our Label Products segment increased to $6.7 million in 2005 compared to $6.3 million in 2004 and $7.4 million in 2003. As a percentage of sales, selling and distribution expenses increased to 6.1 percent in 2005 compared 6.0 percent in 2004 and 7.3 percent in 2003. The increase in expenses in 2005 was primarily due to increased commission expenses related to the acquisition of certain LSI assets, increased bad debt expense compared to 2004, which included the recovery of an accounts receivable amount which had been previously reserved as uncollectible, and increased wages and benefits. The decrease in expenses in 2004 was primarily related to headcount reductions that occurred in November 2003 as well as a recovery of accounts receivable, which were previously reserved as uncollectible.
      General and administrative expenses for our Label Products segment decreased to $4.0 million in 2005 compared to $4.5 million in 2004 and $3.8 million in 2003. As a percent of sales, general and administrative expenses decreased to 3.7 percent in 2005 compared to 4.3 percent in 2004 and 3.8 percent in 2003. The $.5 million decrease in expenses in 2005 was mainly attributable to decreased employee incentive expenses, which more than offset an increase in environmental expense related to ongoing Omaha, Nebraska site monitoring and amortization expense. The $.7 million increase in expenses in 2004 compared to 2003 was primarily due to increased employee incentive expenses.
      Income from operations before interest, taxes and unusual items for our Label Products segment decreased to $5.4 million in 2005 compared to $7.6 million in 2004 and $5.8 million in 2003.
Specialty Paper Products Segment

				Percent Change

				2005 vs.	2004 vs.
	2005	2004	2003	2004	2003

	(In millions)
Net sales	$166.7	$168.0	$169.0	(0.8)	(0.6)
Gross margin	28.4	31.2	31.9	(9.0)	(2.2)
Gross margin %	17.0%	18.6%	18.9%	—	—
Selling and distribution expenses	17.6	17.5	18.3	0.6	(4.4)
General and administrative expenses	6.1	6.8	8.0	(10.3)	(15.0)
Research and development expenses	.6	.7	.9	(14.3)	(11.1)
Other	—	—	.3	—	—
Income from operations before interest, taxes and unusual items	$4.1	$6.2	$4.4	(33.9)	38.6
      Our Specialty Paper Products segment reported sales of $166.7 million compared to $168.0 million in 2004 and $169.0 million in 2003.

•	The $1.3 million, or .8 percent, decline in net sales was primarily due to sales decreases of $7.0 million in our non-retail thermal point-of-sale (POS) product line, $2.6 million in our thermal ticket and tag product line, $2.5 million in our carbonless product line, $1.6 million in our bond product line, $1.2 million in our dry gum product line, and $.6 million in our thermal face sheet product line. The decreases were partially offset by sales increases of $6.0 million in our wide-format product line, $3.7 million in our retail product line, $2.7 million in our ribbon and laser cartridge product line, $1.3 million in our fraud prevention product line, and $.5 million of other miscellaneous product lines. The net sales decrease in our thermal product line was due to the combination of lower unit volume and reduced pricing. The net sales decrease in the thermal ticket and tag products results primarily from the loss of airline ticket business as well as lower volume to other key customers. The continued shift in technology resulted in lower sales of dry gum and carbonless products. The net sales decrease in our thermal face sheet products was primarily due to lower volume. The net sales increase in our wide-format products resulted from new customer business. The net sales increase in the ribbon and laser cartridge product line resulted from the acquisition of certain assets of LSI. The net sales increase in our retail product line was due to increased sales to a key customer who had reduced its purchases the prior year.

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

      Gross margin for our Specialty Paper Products segment declined to $28.4 million in 2005 compared to $31.2 million in 2004 and $31.9 million in 2003. The gross margin percentage declined to 17.0 percent in 2005 compared to 18.6 percent in 2004 and 18.9 percent in 2003.

•	The gross margin percentage decline in 2005 was primarily due to higher raw material costs which have only partially been passed on to customers, an unfavorable product mix resulting from sales declines in the mature and higher margin dry gum and carbonless product lines and lower absorption of production costs in our paper coating operations due to the decrease in production volume. The decrease in gross margin percentage also resulted from competitive pricing conditions for thermal products used in POS applications and thermal face sheet sold to laminators.

•	The gross margin percentage decline in 2004 was due primarily to decreased margins associated with competitive pricing related to thermal products used in POS applications and face sheet sold to laminators, lower absorption of production costs due to lower production volume in our paper coating operation, and sales declines in the higher margin heat seal and dry gum product lines. The rate of sales decline for these mature product lines may have an impact on the future gross margin in this segment.
      Selling and distribution expenses for our Specialty Paper Products segment increased in 2005 to $17.6 million compared to $17.5 million in 2004 and decreased from $18.3 million in 2003. The increase in 2005 compared to 2004 primarily resulted from higher distribution expenses related to the increased freight costs and the higher wide-format product line sales volume that carries a greater distribution cost than other product lines, severance cost and increased marketing and commission expense. The increase was partially offset by lower salaries and wages due to headcount reductions and a reduction of bad debt expenses. The decrease in 2004 from 2003 was driven primarily by 2003 headcount reductions, which was partially offset by increased distribution expenses due to higher freight cost and the increase in our wide-format product line sales which carry a higher freight and warehousing cost structure in order to service customers on a timely delivery basis.
      General and administrative expenses for our Specialty Paper Products segment decreased to $6.1 million in 2005 compared to $6.8 million in 2004 and decreased from $8.0 million in 2003. The decrease in 2005 resulted from reduced headcount as well as increased rental income associated with the lease of excess warehouse space at our Merrimack, New Hampshire facility. The decrease in 2004 was primarily attributable to reduced employee costs from headcount reductions, which occurred in 2003.
      Research and development expenses decreased to $.6 million in 2005 compared to $.7 million in 2004 and $.9 million in 2003. The decrease in 2005 was primarily attributable to headcount reductions which occurred in the first quarter of 2005. The decrease in 2004 was primarily attributable to headcount reductions, which occurred in 2003.
      Income from operations before interest, taxes and unusual items for our Specialty Paper Products segment decreased in 2005 to $4.1 million from $6.2 million in 2004 and $4.4 million in 2003.
Imaging Supplies Segment

				Percent Change

				2005 vs.	2004 vs.
	2005	2004	2003	2004	2003

	(In millions)
Net sales	$23.9	$22.1	$23.5	8.1	(6.0)
Gross margin	3.0	3.9	4.6	(23.1)	(15.2)
Gross margin %	12.6%	17.6%	19.6%	—	—
Selling and distribution expenses	1.0	1.4	1.5	(28.6)	(6.7)
General and administrative expenses	1.3	1.4	1.1	(7.1)	27.3
Research and development expenses	1.0	1.3	1.5	(23.1)	(13.3)
Special charges	1.5	—	—	—	—
Other	.4	—	.1	—	—
Income (loss) from operations before interest, taxes and unusual items	$(2.2)	$(.2)	$.4	(1,000.0)	—
      Our Imaging Supplies segment sales were $23.9 million in 2005 compared to $22.1 million in 2004 and to $23.5 million in 2003.

•	The $1.8 million, or 8.1 percent, increase in sales in 2005 resulted from higher sales of Océ, IBM, and Ricoh compatible toners, which was partially offset by lower sales of Xerox compatible toners. The lower sales of Xerox compatible toner were due to the partial loss of a major customer and the sales decline of the more mature Xerox compatible products. The increase in Océ compatible toner sales was due to a new product introduction in 2004. As a result of the Océ litigation settlement, we ceased to manufacture and sell Océ compatible products during the fourth quarter of 2005. The higher sales of Ricoh compatible toner was driven mainly by higher sales of new products, which were partially offset by mature products. The Ricoh compatible toner sales were also impacted by higher purchases from our major customer in their preparation of transitioning to a new vendor in 2006 after our planned exit of the toner and developer business by March 31, 2006.

•	The $1.4 million, or 6.0 percent, decline in sales in 2004 resulted from a decrease in sales volume of Ricoh and Xerox compatible toners, which was partially offset by an increase in sales of Océ compatible toners. The lower sales of Ricoh compatible toner were primarily driven by an inventory correction by a major customer during the fourth quarter of 2004. The lower sales of Xerox compatible toner were due to the partial loss of a major customer and the decline in more mature products. We expect that the sales of mature products will continue to decline. The increase in Océ compatible toner sales was due to a new product introduction in 2004.
      Gross margin for our Imaging Supplies segment declined to $3.0 million in 2005 compared to $3.9 million in 2004 and $4.6 million in 2003. The gross margin percentage decreased to 12.6 percent in 2005 compared to 17.6 percent in 2004 and 19.6 percent in 2003. The $.9 million decline in gross margin in 2005 resulted primarily from $1.6 million of accelerated depreciation associated with our decision to exit of the toner and developer business. The $.7 million decline in gross margin in 2004 resulted primarily from lower sales and the unfavorable changes in our product mix. Our product mix in 2004 was negatively impacted by lower sales volume of higher margin high-speed toners.
      Selling and distribution expenses for our Imaging Supplies segment declined $.4 million from 2004 to 2005 and $.1 million from 2003 to 2004. Decreases in both 2005 and 2004 resulted primarily from a lower headcount as well as lower distribution costs.
      General and administrative expenses for our Imaging Supplies segment were $1.3 million for 2005, $1.4 million for 2004 and $1.1 million in 2003. The decrease from 2004 to 2005 was primarily due to lower legal fees. The increase from 2003 to 2004 was primarily due to higher legal fees, which were only partially offset by lower spending in other areas.
      Research and development expenses for our Imaging Supplies segment were $1.0 million in 2005 compared to $1.3 million in 2004 and $1.5 million in 2003. The decrease of $.3 million in 2005 compared to 2004 resulted from lower headcount and reduced product trials both related to our decision to exit the toner and developer business. The decrease of $.2 million in 2004 compared to 2003 was mainly due to reduced material purchases associated with product trials.
      Pre-tax loss from operations before interest for our Imaging Supplies segment was $2.2 million in 2005 and $.2 million in 2004 compared to pre-tax income of $.4 million in 2003. In connection with the exit plan, for 2005 we incurred special charges of $1.5 million related to severance charges, $1.7 million in accelerated depreciation expense and a loss on curtailment of pension benefits of $.4 million.
Liquidity, Capital Resources and Financial Condition
      Our primary sources of liquidity are cash flow provided by operations and our revolving credit facility with LaSalle Bank, NA and Fleet National Bank, a Bank of America Company. Set forth below is a summary of our cash activity for the years ended December 31, 2005, 2004 and 2003:

	For the Years Ended
	December 31

Cash Provided by (Used in):	2005	2004	2003

	(In millions)
Operating activities	$6.6	$1.3	$8.6
Investing activities	(4.3)	(5.5)	(10.6)
Financing activities	(2.5)	4.0	2.6
Activities of discontinued operations	—	(0.1)	(0.5)

Increase (decrease) in cash and cash equivalents	$(0.2)	$(0.3)	$0.1

Cash provided by operating activities
      Cash flow from operations of $6.6 million in 2005 was primarily generated by the results of operations in our Specialty Paper Products and Label Products segments which was partially offset by changes in working capital. Working capital changes were related to decreased accounts payable and accrued expenses in all segments which more than offset decreased inventory in all segments and decreased accounts receivable in our Specialty Paper Products and Label Products segments.
      Cash flow from operations of $1.3 million in 2004 was primarily generated by results of operations in our Specialty Paper Products and Label Products segments which were partially offset by changes in working capital. Working capital changes were related to increased inventories in all segments, increased accounts receivable primarily in our Specialty Paper Products segment, decreased accounts payable primarily in our Label Products segment and decreased accrued expenses primarily due to payments related to severance reserves accrued in 2003.
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
Cash used in investing activities
      During 2005, cash used in investing activities of $4.3 million was primarily the result of investments in plant and equipment of $3.8 million in our Label Products and Specialty Paper Products segments and the acquisition of certain assets of LSI in our Label Products segment. Capital expenditures for 2006 are expected to be in the range between $4 million to $5 million. Funding of the projected capital expenditures is expected to be provided by operating cash flows.
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
Cash provided by and used in financing activities
      In addition to cash flows from operations, we have a bank financing arrangement that allows us to adequately finance our operations at competitive rates. We had $9.8 million of available borrowing capacity at December 31, 2005 under our revolving loan commitment with LaSalle Bank, NA and Fleet National Bank, a Bank of America Company. At December 31, 2005, we had a $2.7 million obligation under standby letters of credit under the credit facility which are included in our bank debt when calculating our borrowing capacity. The weighted average interest rate on long-term debt borrowings of $25.3 million outstanding at December 31, 2005 was 5.4 percent.
      In December 2004, LaSalle Bank, NA and Fleet National Bank, a Bank of America Company, issued an irrevocable letter of credit for $2.8 million in support of an Industrial Development Revenue Bond issued by the Industrial Development Board of the City of Jefferson City, Tennessee for our purchase of property and equipment located in Jefferson City, Tennessee. The unused proceeds from the IRB were restricted to the purchase of equipment on the Tennessee campus and for improvements to the acquired property. We used the funds by December 31, 2005.
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
      We entered into a fifth amendment to the Credit Agreement, effective March 31, 2004, a sixth amendment effective December 1, 2004, and a seventh amendment effective April 14, 2005. Together, these amendments:

•	extended the term of the credit facility to February 28, 2007;

•	modified the definition of fixed charge coverage ratio to provide that (1) the ratio is based on our adjusted EBITDA and (2) payments of principal of funded debt, included in the calculation of the fixed charge coverage ratio, are limited to the last four principal payments;

•	replaced the definition and covenant relating to the total debt to EBITDA ratio with a definition and covenant relating to the funded debt to adjusted EBITDA ratio;

•	eliminated the covenant relating to minimum adjusted EBITDA;

•	adjusted the interest rate on loans outstanding under the credit facility to provide that the interest rate is based on the funded debt to adjusted EBITDA ratio and that the interest rate is, at our option, either (1) a range from zero to .25 percent over the base rate (prime) or (2) a range from 1.5 percent to 2.0 percent over LIBOR;

•	modified the definitions of Revolving Outstandings and Stated Amount to include the IRB Letter of Credit;

•	adjusted the letter of credit commitment amount to include the IRB Letter of Credit;

•	adjusted the covenants on the limitations on debt and liens to exclude the debt to the IDB and related liens;

•	adjusted the description of any non-payment of other debt to include debt arising under the Reimbursement Agreement relating to the IRB Letter of Credit; and

•	increased the revolving commitment amount under the Credit Agreement from $30 million to $35 million.
      Under the amended Credit Agreement, we are also subject to a non-use fee for any unutilized portion of our revolving loan that ranges from .25 percent to .375 percent based on our funded debt to adjusted EBITDA ratio.
      We were in compliance with the financial covenants and our compliance at December 31, 2005 under the amended Credit Agreement is as follows:

December 31, 2005
Covenant	Requirement	Compliance

Maintain a fixed charge coverage ratio	Not less than 1.1 to 1.0	1.5 to 1.0
Maintain a funded debt to adjusted EBITDA ratio	Less than 2.75 to 1.0	2.22 to 1.0
      Furthermore, without prior consent of our lenders, the Credit Agreement limits, among other things, the payment of dividends to $.6 million, capital expenditures to $8.0 million, the incurrence of additional debt and restricts the sale of certain assets and merger or acquisition activities. While we were in compliance with the above financial covenants as of December 31, 2005, should results of operations fall short of our expectations and we fail to maintain our covenants and be unable to obtain a waiver from our lenders, our debt could become callable by our lenders.

      We have net deferred tax assets of $13.1 million on our Consolidated Balance Sheet. We expect the tax assets to be fully utilized in the future based on our expectations of future taxable income. We expect future cash expenditures to be less than taxes provided in the financial statements. Should taxable income not meet our expectation in future years, tax planning with respect to the sale of real estate would provide us sufficient taxable income to absorb unutilized tax assets. The fair market value of our real estate significantly exceeds the book value.
      As referenced in Note 11 to our Consolidated Financial Statements, we maintain defined benefit pension plans. We were not required to fund the qualified defined benefit plans during 2005. We will contribute approximately $1.0 million to our pension plans in 2006 and $9.0 million in 2007.
      The 2005 cash payment for the Supplemental Executive Retirement Plan was $.3 million. For 2006, the estimated payments to retirees are $.3 million. The 2005 cash payments for postretirement benefits were $.2 million. For 2006, the estimated cash payments are $.2 million.
Future obligations
      We have operating leases primarily for office, warehouse and manufacturing space, and electronic data processing and transportation equipment. We also have capital leases primarily for automobiles, computer equipment and office equipment. The terms of these leases do not impose significant restrictions or unusual obligations. Our energy-related purchase obligations consist of a fuel oil contract with an expiration date in 2005. Our obligations relating to long-term debt, notes payable, purchase obligations and leases at year-end 2005 were as follows:

		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

	(In thousands)
Long-term debt obligations	$29,451	$3,833	$22,616	$166	$2,836
Capital lease obligations	62	54	8	—	—
Operating lease obligations	1,982	820	825	320	17

	$31,495	$4,707	$23,449	$486	$2,853

      Our liquidity is affected by many factors, some based on the normal operations of our business and others related to the uncertainties of the industry such as overcapacity and raw material pricing pressures and global economies. Although our cash requirements could fluctuate based on the timing of these factors, we believe that our current cash position, cash flows from operations and amounts available under our revolving line of credit are sufficient to fund our cash requirements for at least the next twelve months.
Litigation and Other Matters
      In August and September 1996, two individual plaintiffs filed lawsuits in the Circuit Court of Cook County, Illinois against us, Cerion Technologies, Inc., certain directors and officers of Cerion, and our underwriter, on behalf of all persons who purchased the common stock of Cerion between May 24, 1996 and July 9, 1996. These two complaints were consolidated. In March 1997, the same individual plaintiffs joined by a third plaintiff filed a Consolidated Class Action Complaint. The consolidated complaint alleged that, in connection with Cerion’s initial public offering, the defendants issued materially false and misleading statements and omitted the disclosure of material facts regarding, in particular, certain significant customer relationships. In October 1997, the Circuit Court on motion by the defendants dismissed the consolidated complaint. The plaintiffs filed a Second Amended Consolidated Complaint alleging similar claims as the first consolidated complaint seeking damages and injunctive relief. On May 6, 1998, the Circuit Court, on motion by the defendants, dismissed with prejudice the Second Amended Consolidated Complaint. The plaintiffs filed with the Appellate Court an appeal of the Circuit

Court’s ruling. On November 19, 1999, the Appellate Court reversed the Circuit Court’s ruling that dismissed the Second Amended Consolidated Complaint. The Appellate Court ruled that the Second Amended Consolidated Complaint represented a valid claim and sent the case back to the Circuit Court for further proceedings. On December 27, 1999, we filed a Petition with the Supreme Court of Illinois. In that Petition, we asked the Supreme Court of Illinois to determine whether the Circuit Court or the Appellate Court is correct. Our Petition was denied and the case was sent to the Circuit Court for trial. On October 8, 2003, the Circuit Court heard motions on a Summary Judgment motion and a class action certification motion. On August 16, 2005, the Circuit Court issued an order granting our motion for Summary Judgment and dismissed the plaintiff’s Complaint. On September 15, 2005, the plaintiffs appealed the Circuit Court’s grant of Summary Judgment with the Appeals Court. We believe that we will receive the value of our 37.1 percent ownership in the Cerion Liquidating Trust, which was valued at $1.5 million before taxes at December 31, 2005. Our investment in Cerion is included under other assets in our Consolidated Balance Sheet.
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
      We believe we have defenses against Ricoh’s claims. In addition, we believe we are entitled to indemnification from Katun for monies owed as a result of any judgment rendered against us in this litigation, including for damages, costs, Ricoh’s attorney’s fees and interest, as well as for monies paid to Ricoh in settlement of the Ricoh litigation, provided that Katun has consented to the settlement. We and Katun are each responsible for our own attorney’s fees in connection with the litigation.
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
      We are involved in certain environmental matters and have been designated by the Environmental Protection Agency, referred to as the EPA, as a potentially responsible party for certain hazardous waste sites. In addition, we have been notified by certain state environmental agencies that some of our sites not addressed by the EPA require remedial action. These sites are in various stages of investigation and remediation. Due to the unique physical characteristics of each site, the technology employed, the extended timeframes of each remediation, the interpretation of applicable laws and regulations and the financial viability of other potential participants, our ultimate cost of remediation is difficult to estimate. Accordingly, estimates could either increase or decrease in the future due to changes in such factors. At December 31, 2005, based on the facts currently known and our prior experience with these matters, we have concluded that it is probable that site assessment, remediation and monitoring costs will be incurred. We have estimated a range for these costs of $.9 million to $1.9 million for continuing operations. This estimate could increase if other potentially responsible parties or our insurance carriers are unable or unwilling to bear their allocated share and cannot be compelled to do so. At December 31, 2005, our accrual balance relating to environmental matters was $1.0 million for continuing operations. Based on information currently available, we believe that it is probable that the major potentially responsible parties will fully pay the costs apportioned to them. We believe that our remediation expense is not likely to have a material adverse effect on our consolidated financial position or results of operations.
      We are involved in various other lawsuits, claims and inquiries, most of which are routine to the nature of our business. In the opinion of our management, the resolution of these matters will not materially affect our company.
Application of Critical Accounting Policies
      The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires that we make estimates and assumptions for the reporting period and as of the financial statement date. Our management has discussed our critical accounting estimates, policies and related disclosures with the audit/finance and investment committee of our Board of Directors. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities and the reported amounts of revenues and expenses. Actual results could differ from those amounts.
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
Accounts Receivable — Allowance for Doubtful Accounts
      We evaluate the collectibility of our accounts receivable based on a combination of factors. In circumstances where we become aware of a specific customer’s inability to meet its financial obligations to us, such as a bankruptcy filing or a substantial downgrading of a customer’s credit rating, we record a specific reserve to reduce our net receivable to the amount we reasonably expect to collect. We also record reserves for bad debts based on the length of time our receivables are past due, the payment history of our individual customers and the current financial condition of our customers based on obtainable data and historical payment and loss trends. After management’s review of accounts receivable, we increased the allowance for doubtful accounts to $.9 million at December 31, 2005 from $.7 million at December 31, 2004. Uncertainties affecting our estimates include future industry and economic trends and the related impact on the financial condition of our customers, as well as the ability of our customers to generate cash flows sufficient to pay us amounts due. If circumstances change, such as higher than expected defaults or an unexpected material adverse change in a customer’s ability to meet its financial obligations to us, our estimates of the recoverability of the receivables due us could be reduced by a material amount.
Inventories — Slow Moving and Obsolescence
      We estimate and reserve amounts related to slow moving and obsolete inventories that result from changing market conditions and the manufacture of excess quantities of inventory. We develop our estimates based on the quantity and quality of individual classes of inventory compared to historical and projected sales trends. Inventory values at December 31, 2005 have been reduced by a reserve of $1.1 million, based on our assessment of the probable exposure related to excess and obsolete inventories. Our estimated reserve was $1.0 million at December 31, 2004. Major uncertainties in our estimation process include future industry and economic trends, future needs of our customers, our ability to retain or replace our customer base and other competitive changes in the marketplace. Significant changes in any of the uncertainties used in estimating the loss exposure could result in a materially different net realizable value for our inventory.
Goodwill
      As of December 31, 2005, we had $31.5 million of recorded goodwill. Effective January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” Under FAS 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment. We have performed the annual impairment tests required by FAS 142 and have concluded that no impairment exists as of November 4, 2005. We computed the fair value of our reporting units based on a discounted cash flow model and compared the result to the book value of each unit. The fair value exceeded book value for each reporting unit as of our valuation date of November 4, 2005. Significant estimates included in our valuation included future business results and the discount rate. Material changes in our estimated future operating results or discount rate could significantly impact our carrying value of goodwill.
Pension and Other Postretirement Benefits
      The most significant elements in determining our pension income or expense are the expected return on plan assets and the discount rate. We assumed an expected long-term rate of return on plan assets of 8.5 percent for each of the years ended December 31, 2005 and December 31, 2004. The assumed long-term rate of return on assets is applied to a calculated value of plan assets, which recognizes changes in the fair value of plan assets in a systematic manner over five years. This produces the expected return on plan assets that is included in the determination of our pension income or expense. The difference between this expected return and the actual return on plan assets is deferred. The net deferral of past asset gains or losses affects the calculated value of plan assets and, ultimately, our future pension income or expense. Should our long-term return on plan assets either fall below or increase above 8.5 percent, our future pension expense would either increase or decrease.
      Each year, we determine the discount rate to be used to discount plan liabilities which reflects the current rate at which our pension liabilities could be effectively settled. The discount rate that we utilize for determining future benefit obligations is based on a review of long-term bonds, including published indices, which receive one of the two highest ratings given by recognized ratings agencies. For the year ended December 31, 2004, we used a discount rate of 6.0 percent. This rate was used to determine fiscal year 2005 expense. For the year ended December 31, 2005 disclosure purposes, we used a discount rate of 5.5 percent. Should the discount rate either fall below or increase above 5.5 percent, our future pension expense would either increase or decrease accordingly. Our policy is to defer the net effect of changes in actuarial assumptions and experience. As discussed in detail in Note 11 to our Consolidated Financial Statements, we froze benefits under our salaried pension plans effective December 31, 2002.

      At December 31, 2005, our consolidated pension liability was $32.2 million compared to a consolidated pension liability of $17.9 million at the end of 2004. We recognized an incremental comprehensive loss of $13.1 million for 2005. We recognized pre-tax pension expense of $2.1 million, which includes a $.4 million expense related to the curtailment of pension benefits, for the year ended December 31, 2005, compared to $1.0 million in 2004. Future changes in our actuarial assumptions and investment results due to future interest rate trends could have a material adverse effect on our future costs and pension obligations.
      Assumed health care cost trend rates for us have a significant effect on the amounts reported for our health care plan. Our assumed health care cost trend rate is 7 percent for 2006 and ranges from 7 percent to 4 percent for future years.
Deferred Tax Assets
      As of December 31, 2005, we had approximately $13.1 million of deferred tax assets. During 2004 we added deferred tax assets of $.2 million associated with minimum pension liability adjustments as discussed in detail in Note 11 to our Consolidated Financial Statements. A portion of our deferred tax assets relates to state loss carryforwards that expire between 2005 and 2020. We have a valuation allowance of $.6 million for our state loss carryforwards plus $5.1 million related to our pension accrual charged to other comprehensive loss. Although realization of our deferred tax assets is not assured, management believes it is more likely than not that all of the net deferred tax asset will be realized. Significant changes in any of the estimated future taxable income could impair our ability to utilize our deferred tax assets. Additional disclosures relating to income taxes and our deferred tax assets are included in Note 6 to our Consolidated Financial Statements.
Environmental Reserves
      We expense environmental expenditures relating to ongoing operations unless the expenditures extend the life, increase the capacity or improve the safety or efficiency of our property, mitigate or prevent environmental contamination that has yet to occur and improve our property compared with its original condition or are incurred for property held for sale. We record specific reserves related to site assessments, remediation or monitoring when the costs are both probable and the amount can be reasonably estimated. We base estimates on in-house and third-party studies considering current technologies, remediation alternatives and current environmental standards. In addition, if there are other participants and the site is joint and several, the financial stability of other participants is considered in determining our accrual. At December 31, 2005, we believe the probable range for future expenditures is $.9 million to $1.9 million and have accrued $1.0 million. The increase in our accruals from $.4 million at December 31, 2004 was due to the recognition of liabilities which are covered by insurance as well as an increase in our reserve related to an ongoing site monitoring project.
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
New Accounting Pronouncement
      In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (FAS 123R). This standard is a revision of FAS 123, Accounting for Stock-Based Compensation, and requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. In April 2005, the Securities and Exchange Commission delayed the effective date of FAS 123R to annual periods beginning after June 15, 2005. We will adopt FAS 123R in the first quarter of fiscal year 2006 using the modified prospective application method, which does not require restating previous periods’ results. No additional compensation expense would be recorded for any vested awards outstanding as of the effective date. We currently anticipate a pre-tax expense in fiscal year 2006 of approximately $.2 million, based on our current share-based compensation plan.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
      We are exposed to market risks from interest rate fluctuations relating to our debt. We performed a sensitivity analysis assuming a hypothetical 10 percent increase in interest rates for our debt as of December 31, 2005. This analysis indicated that a 10 percent increase in interest rates would not have a material effect on our consolidated financial position, results of operations or cash flows. Actual changes in interest rates and their impact on us could differ materially from this hypothetical analysis.

Item 8.	Financial Statements and Supplementary Data
NASHUA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2005	2004	2003

	(In thousands, except per share data)
Net sales	$294,864	$289,217	$288,906
Cost of products sold	247,281	235,345	235,101

Gross margin	47,583	53,872	53,805
Selling and distribution expenses	25,259	25,148	27,208
General and administrative expenses	17,914	19,985	20,560
Research and development expense	1,547	2,126	2,469
Net loss (gain) on settlement/curtailment of pension and postretirement plans	385	(971)	1,599
Special charges (income)	1,516	—	(68)
Loss from equity investment	34	416	523
Interest expense	1,758	1,323	1,295
Interest income	—	(313)	—

Income (loss) from continuing operations before income taxes (benefit)	(830)	6,158	219
Provision for income taxes (benefit)	(191)	2,371	117

Income (loss) from continuing operations after income taxes	(639)	3,787	102
Income from discontinued operations, net of taxes	1,235	—	—

Net income	$596	$3,787	$102

Per share amounts:
Income (loss) from continuing operations per common share	$(0.10)	$0.63	$0.02
Income from discontinued operations per common share	0.20	—	—

Net income per common share	$0.10	$0.63	$0.02

Income (loss) from continuing operations per common share assuming dilution	$(0.10)	$0.62	$0.02
Income from discontinued operations per common share assuming dilution	0.20	—	—

Net income per common share assuming dilution	$0.10	$0.62	$0.02

Average shares outstanding:
Common shares	6,090	6,011	5,869
Common shares, assuming dilution	6,090	6,130	5,999
The accompanying notes are an integral part of these consolidated financial statements.

NASHUA CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,

	2005	2004

	(In thousands, except
	share data)
ASSETS
Current assets
Cash and cash equivalents	$653	$884
Restricted cash	—	1,202
Accounts receivable	33,922	33,501
Inventories:
Raw materials	11,789	14,124
Work in process	3,145	3,260
Finished goods	7,350	7,841

	22,284	25,225
Other current assets	2,980	4,493

	59,839	65,305

Plant and equipment:
Land	1,322	1,322
Buildings and improvements	32,553	31,201
Machinery and equipment	70,851	66,013
Construction in progress	142	1,002

	104,868	99,538
Accumulated depreciation	(68,406)	(59,693)

	36,462	39,845
Goodwill	31,516	31,516
Intangibles, net of amortization	1,773	1,451
Loans to related parties	1,015	957
Other assets	14,314	12,286

Total assets	$144,919	$151,360

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$14,992	$16,751
Accrued expenses	8,965	13,182
Current maturities of long-term debt	3,500	3,400
Current maturities of notes payable to related parties	333	710

	27,790	34,043

Long-term debt, less current portion	25,250	27,350
Notes payable to related parties	368	250
Other long-term liabilities	37,777	23,769
Commitments and contingencies (see Note 10)
Shareholders’ equity:
Common stock, par value $1.00; authorized 20,000,000 shares; issued and outstanding 6,259,084 shares in 2005 and 6,208,834 shares in 2004	6,259	6,209
Additional paid-in capital	15,764	15,484
Retained earnings	57,860	57,264
Accumulated other comprehensive loss:
Minimum pension liability adjustment, net of tax	(26,149)	(13,009)

	53,734	65,948

Total liabilities and shareholders’ equity	$144,919	$151,360

The accompanying notes are an integral part of these consolidated financial statements.

NASHUA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

				Accumulated
	Common Stock		Add’l	Other
			Paid-In	Comprehensive	Retained
	Shares	Par Value	Capital	Loss	Earnings	Total

	(In thousands, except share data)
Balance, December 31, 2002	5,870,609	$5,871	$14,203	$(11,431)	$53,375	$62,018
Stock options exercised and related tax benefit	52,125	52	282	—	—	334
Restricted stock forfeiture	(20,000)	(20)	(306)	—	—	(326)
Deferred compensation	—	—	10	—	—	10
Deferred compensation forfeiture	—	—	326	—	—	326
Comprehensive loss:
Net income	—	—	—	—	102	102
Minimum pension liability adjustment, net of tax	—	—	—	(1,267)	—	(1,267)

Comprehensive loss	—	—	—	—	—	(1,165)

Balance, December 31, 2003	5,902,734	5,903	14,515	(12,698)	53,477	61,197
Stock options exercised and related tax benefit	170,100	170	1,105	—	—	1,275
Restricted stock issued	136,000	136	(136)	—	—	—
Comprehensive income:
Net income	—	—	—	—	3,787	3,787
Minimum pension liability adjustment, net of tax	—	—	—	(311)	—	(311)

Comprehensive income	—	—	—	—	—	3,476

Balance, December 31, 2004	6,208,834	6,209	15,484	(13,009)	57,264	65,948
Stock options exercised and related tax benefit	50,250	50	280	—	—	330
Comprehensive loss:
Net income	—	—	—	—	596	596
Minimum pension liability adjustment, net of tax	—	—	—	(13,140)	—	(13,140)

Comprehensive loss	—	—	—	—	—	(12,544)

Balance, December 31, 2005	6,259,084	$6,259	$15,764	$(26,149)	$57,860	$53,734

The accompanying notes are an integral part of these consolidated financial statements.

NASHUA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2005	2004	2003

	(In thousands)
Cash Flows from Operating Activities of Continuing Operations
Net income	$596	$3,787	$102
Adjustments to reconcile net income to cash provided by continuing operating activities:
Depreciation and amortization	9,466	7,900	7,942
Deferred income taxes	(834)	2,371	281
Stock based compensation	—	—	92
Tax benefit from exercised stock options	59	187	—
Net loss (gain) on curtailment of pension and postretirement plans	385	(971)	1,599
Loss on sale/disposal of fixed assets	109	8	45
Equity in loss from unconsolidated joint ventures	34	416	523
Death benefit premiums purchase (see Note 11)	—	(2,416)	—
Gain from discontinued operations	(1,235)	—	—
Change in operating assets and liabilities, net of effects from acquisition of businesses:
Restricted cash	1,202	(1,202)	—
Accounts receivable	381	(1,836)	(733)
Inventories	3,369	(2,459)	(1,588)
Other assets, other current assets and loans to related parties	(109)	823	(658)
Accounts payable	(5,432)	(3,723)	2,423
Accrued expenses	(2,568)	(1,400)	(454)
Other long-term liabilities	1,203	(177)	(969)

Cash provided by operating activities	6,626	1,308	8,605
Cash Flows from Investing Activities of Continuing Operations
Investment in plant and equipment	(3,845)	(6,599)	(4,307)
Investment in unconsolidated joint venture	(50)	—	(325)
Proceeds from sale of plant and equipment	20	67	21
Business acquisitions, net of cash acquired	(466)	(126)	(6,020)
Proceeds from surrender of retired executive life insurance policies	—	1,117	—

Cash used in investing activities	(4,341)	(5,541)	(10,631)
Cash Flows from Financing Activities of Continuing Operations
Net proceeds from revolving portion of long-term debt	1,400	3,750	300
Principal repayments on term portion of long-term debt	(3,400)	(3,400)	(2,700)
Principal repayment on note payable to related parties	(759)	(250)	(250)
Proceeds from Industrial Revenue Bond	—	2,800	—
Proceeds from refinancing	—	—	5,000
Proceeds from shares exercised under stock option plans	271	1,089	272

Cash (used in) provided by financing activities	(2,488)	3,989	2,622
Cash used in activities of discontinued operations (from operating activities)	(28)	(55)	(498)

Increase (decrease) in cash and cash equivalents	(231)	(299)	98
Cash and cash equivalents at beginning of year	884	1,183	1,085

Cash and cash equivalents at end of year	$653	$884	$1,183

Supplemental Disclosures of Cash Flow Information
Interest paid (net of amount capitalized)	$1,624	$1,068	$1,198

Income taxes paid for continuing operations, net	$410	$282	$94

Supplemental Schedule of Non-Cash Investing and Financing Activities
Fair value of assets acquired in acquisitions	$4,653	$208	$6,314
Note payable with Label Systems International Inc.	(500)	—	—
Liabilities assumed in acquisitions	(3,687)	(82)	(294)

Cash paid for asset acquisitions	$466	$126	$6,020

The accompanying notes are an integral part of these consolidated financial statements.

NASHUA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:	Summary of Significant Accounting Policies
Description of the Company
      Nashua Corporation is a manufacturer, converter and marketer of labels, specialty papers and imaging products. Our primary products include thermal and other coated papers, wide-format papers, pressure-sensitive labels and tags, transaction and financial receipts and toners/developers for use in photocopiers.
Segment and Related Information
      We have three reportable segments as discussed in detail in Note 12:
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
Reclassifications
      Certain previously reported amounts have been reclassified to conform with the current period presentation.
Cash Equivalents
      We consider all highly liquid investment instruments purchased with a maturity of three months or less to be cash equivalents.
Restricted Cash
      Restricted cash in 2004 represented $1.2 million of unused proceeds from an Industrial Revenue Bond issued by the Industrial Revenue Board of Jefferson City, Tennessee which we were released from in 2005.
Accounts Receivable
      Our consolidated accounts receivable balance is net of allowances for doubtful accounts of $.9 million at December 31, 2005 and $.7 million at December 31, 2004.
Inventories
      Our inventories are carried at the lower of cost or market. Cost is determined by the first-in, first-out, or commonly known as FIFO, method for approximately 85 percent of our inventories at December 31,

NASHUA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2005 and 81 percent of our inventories at December 31, 2004, and by the last-in, first-out, or commonly known as LIFO, method for the balance. If the FIFO method had been used to cost all inventories, the balances would have been approximately $1.9 million and $1.8 million higher at December 31, 2005 and 2004, respectively.
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
      Depreciation expense was $9.0 million for 2005, and $7.5 million for 2004 and 2003. Depreciation expense includes amortization of assets recorded under capital leases. For financial reporting purposes, we compute depreciation expense using the straight-line method over the following estimated useful lives:

Buildings and improvements	5 – 40 years
Machinery and equipment	3 – 20 years
      We review the value of our plant and equipment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. During 2005, we accelerated depreciation expense on certain plant and equipment related to our decision to exit the toner and developer business. Accelerated depreciation of plant and equipment as of December 31, 2005 was $1.7 million and is included in the results of our Imaging Supplies segment.
Goodwill and Intangible Assets
      Goodwill represents the excess of the cost of acquired businesses over the fair value of identifiable net assets acquired. For the purposes of performing the required impairment tests, a present value (discounted cash flow) method was used to determine fair value of the reporting units. We perform our annual impairment test in the fourth quarter of each year. We concluded that no impairment had occurred.
Stock-Based Compensation
      At December 31, 2005, we had three stock compensation plans, which are described more fully in Note 8. We account for those plans under the recognition and measurement principles of APB No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Under APB No. 25, no stock-based employee compensation cost relating to stock option awards is reflected in our net income, as all options under our plans had an exercise price equal to the market value of our common stock on their date of grant. Stock-based compensation, representing grants to non-employee directors and vesting of performance-based restricted stock awards, was $0 for both 2005 and 2004 and $.1 million for 2003. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” as

NASHUA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” to stock-based employee compensation:

	Year Ended December 31,

	2005	2004	2003

	(In thousands, except per
	share data)
Net income as reported	$596	$3,787	$102
Add: Stock-based employee compensation expense included in the determination of net income as reported, net of related tax effects	—	—	43
Deduct: Stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(122)	(78)	(107)

Pro forma net income	$474	$3,709	$38

Earnings per share:
Basic — as reported	$0.10	$0.63	$0.02

Basic — pro forma	$0.08	$0.62	$0.01

Diluted — as reported	$0.10	$0.62	$0.02

Diluted — pro forma	$0.08	$0.61	$0.01

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
Shipping Costs
      We classify third-party shipping costs as a component of selling and distribution expenses in our Consolidated Statement of Operations. Third-party shipping costs totaled $11.3 million, $11.5 million and $11.3 million for the years ended December 31, 2005, 2004 and 2003, respectively.

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
Concentrations of Labor
      We had 880 full-time employees at February 10, 2006. Approximately 255 of our employees are members of one of several unions, principally the United Steelworkers of America Union. The agreements had initial durations of one to three years and expire on April 2, 2006, March 31, 2012 or March 5, 2008. We believe our employee relations are satisfactory.
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
New Accounting Pronouncement
      In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (FAS 123R). This standard is a revision of FAS 123, Accounting for Stock-

NASHUA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Based Compensation, and requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. In April 2005, the Securities and Exchange Commission delayed the effective date of FAS 123R to annual periods beginning after June 15, 2005. We will adopt FAS 123R in the first quarter of fiscal year 2006 using the modified prospective application method, which does not require restating previous periods’ results. No additional compensation expense would be recorded for any vested awards outstanding as of the effective date. We currently anticipate a pre-tax expense in fiscal year 2006 of approximately $.2 million based on awards granted as of December 31, 2005.

Note 2:	Business Changes and Special Charges
      On September 13, 2005, we effected a move of our listing of our common stock from the New York Stock Exchange to The NASDAQ National Market. Our common stock is listed on The NASDAQ National Market under the symbol NSHA.
Special Charges
      On April 5, 2005, we committed to a plan to exit our toner and developer business, which is included in our Imaging Supplies segment, by March 31, 2006. As of December 31, 2005, our toner and developer business employed 57 people located primarily at our facilities in Nashua and Merrimack, New Hampshire. In January 2006, we entered into a definitive agreement with Katun Corporation to sell certain formulations and assets. We expect to phase out operations in our toner and developer business by March 31, 2006 in order to fulfill commitments to customers. The number of employees in the toner and developer business will be reduced during the closing period. We expect to retain our resin business, which is also part of our Imaging Supplies segment. We expect to exit the toner and developer business by March 31, 2006.
      Our decision to exit the toner and developer business was the result, in part, of our strategy to exit non-strategic businesses. The decision was also based on our assessment of risk related to new technologies in color and chemical toners where we have limited skill sets, cost and risk of litigation and increases in operating costs.
      We have incurred the following charges in connection with exiting the toner and developer business:

(In thousands)
Severance and other employee benefits as of December 31, 2005	$1,535
Curtailment loss on pension benefits as of December 31, 2005	385
Accelerated depreciation of plant and equipment as of December 31, 2005	1,740
      We expect to incur the following charges and gain in connection with exiting the toner and developer business:

(In thousands)
Curtailment gain on other postretirement benefits by March 31, 2006	$(322)
Accelerated depreciation of plant and equipment over the next three months	580

NASHUA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Our accrual related to the workforce reduction is included in Accrued Expenses in our Consolidated Balance Sheets and activity recorded during 2005 is as follows:

	Reserve	Current	Current	Reserve
	Balance	Year	Year	Balance
	Dec. 31, 2004	Provision	Utilization	Dec. 31, 2005

(In thousands)
Provisions for severance related to workforce reductions included in special charges	$—	$1,535	$(179)	$1,356

      Our provision for workforce reductions includes severance and other fringe benefits for 59 employees in our Imaging Supplies segment.
Discontinued Operations
      Details of balances outstanding related to discontinued operations recorded prior to 2000 were as follows:

	At December 31

	2005	2004

	(In thousands)
Assets	$1,550	$1,550
Liabilities	—	(3,502)

Net assets (liabilities) of discontinued operations	$1,550	$(1,952)

      Our asset balance as of December 31, 2005, consists primarily of our 37.1 percent interest in the Cerion Technologies Liquidating Trust, a trust established pursuant to the liquidation of Cerion Technologies Inc., formerly a publicly held company. Cerion ceased operations during the fourth quarter of 1998 and is currently in the process of liquidation. We account for our investment in Cerion based on its expected net realizable value, before income taxes.
      Our liability balance in 2004 consisted primarily of tax reserves relating to discontinued operations.

Note 3:	Intangible Assets
      Details of acquired intangible assets are as follows:

	At December 31, 2005

			Weighted
	Gross		Average
	Carrying	Accumulated	Amortization
	Amount	Amortization	Period

	(In thousands)
Trademarks and trade names	$560	$302	9 years
Licensing agreement	230	173	5 years
Customer relationships and lists	1,887	667	12 years
Customer contracts	620	430	4 years
Non-competition agreements	100	75	5 years
Patented technology	90	67	5 years

	$3,487	$1,714

NASHUA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Customer relationships and lists increased from 2004 due to an acquisition of a customer list made during 2005.

Amortization Expense:
For the year ended December 31, 2004	$441
For the year ended December 31, 2005	$495
Estimated for the year ending:
December 31, 2006	$638
December 31, 2007	$379
December 31, 2008	$185
December 31, 2009	$118
December 31, 2010	$95
December 31, 2011 and thereafter	$358

Note 4:	Indebtedness
      In December 2004, LaSalle Bank, NA and Fleet National Bank, a Bank of America Company, issued an irrevocable letter of credit for $2.8 million in support of an Industrial Development Revenue Bond (IDB) issued by the Industrial Development Board of the City of Jefferson City, Tennessee for our purchase of property consisting of land and building contiguous to our Jefferson City, Tennessee campus. The $2.8 million borrowed under the Industrial Revenue Bond matures on December 1, 2024. The bonds carry a weekly variable interest rate established by the remarketing agent based on the Bond Market Association Municipal Swap Index.
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
      We entered into a fifth amendment to the Credit Agreement, effective March 31, 2004, a sixth amendment effective December 1, 2004, and a seventh amendment effective April 14, 2005. Together, these amendments:

•	extended the term of the credit facility to February 28, 2007;

•	modified the definition of fixed charge coverage ratio to provide that (1) the ratio is based on our adjusted EBITDA and (2) payments of principal of funded debt, included in the calculation of the fixed charge coverage ratio, are limited to the last four principal payments;

NASHUA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	replaced the definition and covenant relating to the total debt to EBITDA ratio with a definition and covenant relating to the funded debt to adjusted EBITDA ratio;

•	eliminated the covenant relating to minimum adjusted EBITDA;

•	adjusted the interest rate on loans outstanding under the credit facility to provide that the interest rate is based on the funded debt to adjusted EBITDA ratio and that the interest rate is, at our option, either (1) a range from zero to .25 percent over the base rate (prime) or (2) a range from 1.5 percent to 2.0 percent over LIBOR;

•	modified the definitions of Revolving Outstandings and Stated Amount to include the IRB Letter of Credit;

•	adjusted the letter of credit commitment amount to include the IRB Letter of Credit;

•	adjusted the covenants on the limitations on debt and liens to exclude the debt to the IDB and related liens;

•	adjusted the description of any non-payment of other debt to include debt arising under the Reimbursement Agreement relating to the IRB Letter of Credit; and

•	increased the revolving commitment amount under the Credit Agreement from $30 million to $35 million.
      Under the amended Credit Agreement, we are also subject to a non-use fee for any unutilized portion of our revolving loan that ranges from .25 percent to .375 percent based on our funded debt to adjusted EBITDA ratio. For the twelve months ended December 31, 2005 and 2004, the weighted average annual interest rate on our long-term debt was 5.4 percent and 3.5 percent, respectively. We had $9.8 million of available borrowing capacity at December 31, 2005 under our revolving loan commitment with the banks. We had $2.7 million of obligations under standby letters of credit with the banks which are included in our bank debt when calculating our borrowing capacity.
      Furthermore, without prior consent of our lenders, the Credit Agreement limits, among other things, the payment of dividends to $.6 million, capital expenditures to $8.0 million, the incurrence of additional debt and restricts the sale of certain assets and merger or acquisition activities. We were in compliance with all of the above financial covenants as of December 31, 2005.
      The aggregate amounts of maturities on our long-term debt are as follows:

	2006	2007	2024	Total

	(In thousands)
Term portion of long-term debt	$3,500	$—	$—	$3,500
Revolving portion of long-term debt	—	22,450	—	22,450
Industrial revenue bond	—	—	2,800	2,800

	$3,500	$22,450	$2,800	$28,750

Note 5:	Notes Payable to Related Parties
      On June 3, 2005, we acquired certain assets of LSI. In connection with the acquisition, we issued a promissory note payable to the former owner of LSI in the original principal amount of $.5 million. The outstanding principal balance on the promissory note bears interest at 6.5 percent. Interest and principal on the promissory note is payable monthly through May 2011.
      On April 1, 2002, we acquired the assets of Computer Imaging Supplies, Inc. In connection with the acquisition, we issued a promissory note payable to Computer Imaging Supplies in the original principal

NASHUA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
amount of $1 million. The outstanding principal balance on the promissory note bears interest at the prime rate. Interest on the promissory note is payable quarterly, and the principal is payable in four annual installments of $250,000 through April 1, 2006. As a result of the acquisition, the founders and co-owners of Computer Imaging Supplies became Nashua employees.
      The aggregate amounts of maturities on our notes payable are as follows:

	2006	2007	2008	2009	2010	2011	Total

	(In thousands)
Notes payable to related parties	$333	$83	$83	$83	$83	$36	$701

Note 6:	Income Taxes
      The provision (benefit) for income taxes consists of the following:

	2005	2004	2003

	(In thousands)
Current:
United States	$510	$—	$(147)
State	133	—	(17)

Total current	643	—	(164)
Deferred:
United States	(729)	2,080	257
State	(105)	291	24

Total deferred	(834)	2,371	281

Provision (benefit) for income taxes	$(191)	$2,371	$117

      Total net deferred tax assets (liabilities) are comprised of the following:

	2005	2004

	(In thousands)
Depreciation	$(944)	$(1,423)
Other	(612)	(358)

Gross deferred tax liabilities	(1,556)	(1,781)
Pension and postretirement benefits	13,927	8,402
State net operating loss carryforwards and other state credits	2,257	2,359
Alternative minimum tax and general business credits	1,528	1,428
Accrued expenses	1,025	633
Inventory reserves	587	558
Bad debt reserves	393	341
Other	633	961

Gross deferred tax assets	20,350	14,682
Deferred tax assets valuation allowance	(5,659)	(600)

Net deferred tax assets	$13,135	$12,301

NASHUA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Reconciliations between income tax provision (benefit) from continuing operations computed using the United States statutory income tax rate and our effective tax rate are as follows:

	2005	2004	2003

United States federal statutory rate	(35.0)%	35.0%	35.0%
State taxes, net of federal tax benefit	(3.0)	2.9	2.0
Non-deductible meals and entertainment	4.0	.5	12.3
Adjustment for deferred tax asset	12.4	—	—
Other, net	(1.4)	.1	4.1

Effective tax rate	(23.0)%	38.5%	53.4%

      At December 31, 2005, other current assets included $2.2 million of net deferred tax assets and other long-term assets included $10.9 million of net deferred tax assets. At December 31, 2004, $2.8 million of net deferred assets and $.7 million of taxes receivable were included in other current assets and $9.5 million was included in other long-term assets. At December 31, 2004, $4.5 million of accrued taxes were included in accrued expenses.
      At December 31, 2005, we had $2.3 million of state net operating loss carryforwards and other state credits and $1.5 million of Federal tax credit carryforwards, which are available to offset future domestic taxable earnings. The state net operating loss carryforward benefits and other state credits expire between 2006 and 2020. Essentially all of the $1.5 million of Federal tax credit carryforwards are for alternative minimum tax and have no expiration date.
      In 2005, we increased the valuation allowance by $5.1 million to reserve the deferred income tax asset related to the additional minimum pension liability recorded. This increase in the valuation allowance was charged to accumulated comprehensive loss in the equity section of the Consolidated Balance Sheets.
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
      On October 28, 2003, the IRS completed an examination of our corporate income tax returns for the years 1998 through 2000 and issued a Notice of Proposed Adjustment; which assessed additional taxes of $30,021 excluding interest. While the amount assessed is immaterial, we have filed a protest of the proposed adjustment since certain adjustments proposed by the IRS for the years 1995 through 1997 could impact the tax liability for the period 1998 through 2000.
      On January 26, 2005, we executed a proposed settlement with the appeals office of the IRS for all outstanding years, which was accepted by the Joint Committee on Taxation during the second quarter of 2005. The settlement resulted in final assessments for all outstanding years through 2000 totaling $1.2 million plus interest in the amount of $1.8 million. An additional amount of $.3 million related to the settlement was payable to various states. Based on the difference between this tax settlement and amounts previously estimated and accrued for that related to discontinued operations, we reversed the accrual in excess of the final liability in the amount of $1.2 million through discontinued operations in our Statement of Operations. All amounts due under the settlement have been paid.

NASHUA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7:	Shareholders’ Equity
      Our ability to pay dividends is restricted to $.6 million under the provisions of our credit agreement, without the prior approval of our lenders. We did not declare or pay a cash dividend on our common stock in 2005 or 2004.

Note 8:	Stock Option and Stock Award Plans
      On May 4, 2004, our stockholders adopted our 2004 Value Creation Incentive Plan pursuant to which restricted stock awards have been granted to certain key executives that will vest only upon achievement of certain target average closing prices of our common stock over the 40-consecutive trading day period which ends on the third anniversary of the date of grant (40-day average closing price). The terms of the restricted stock provide that 33 percent of such shares shall vest if the 40-day average closing price of at least $13.00 but less than $14.00 is achieved, 66 percent of such shares shall vest if the 40-day average closing price of at least $14.00 but less than $15.00 is achieved, and 100 percent of such shares shall vest if the 40-day average closing price of $15.00 or greater is achieved. The restricted shares vest upon a change of control if the share price at the date of the change in control exceeds $13.00. Shares of the restricted stock are forfeited if the specified closing prices of our common stock are not met. Of the 150,000 shares authorized for issuance under the 2004 Value Creation Incentive Plan, 14,000 shares are available to be awarded as of December 31, 2005.
      In addition to our 2004 Value Creation Incentive Plan, we have two stock compensation plans at December 31, 2005: the 1996 Stock Incentive Plan and the 1999 Shareholder Value Plan. Awards under the 1996 Plan and the 1999 Plan are made at the discretion of our Leadership and Compensation Committee of our Board of Directors.
      Under the 1996 and 1999 Plans, nonstatutory stock options have been awarded. Of the 660,000 and 600,000 shares authorized for the 1996 and 1999 Plans, respectively, 25,043 and 18,450 shares are available to be awarded as of December 31, 2005. Stock options under the 1996 and 1999 Plans generally become exercisable either (a) 50 percent on the first anniversary of grant and the remainder on the second anniversary of grant, (b) 100 percent at one year from the date of grant, or (c) otherwise as determined by the Committee. Certain options may become exercisable immediately under certain circumstances and events as defined under these plans and option agreements. Nonstatutory stock options under the 1996 Plan expire 10 years and one day from the date of grant, and incentive stock options expire 10 years from the date of grant. Nonstatutory and incentive stock options granted under the 1999 Plan expire 10 years from the date of grant. Currently, there are no incentive stock options granted under the 1996 and 1999 Plans.
      Under the 1996 and 1999 Plans, performance based restricted stock awards have been granted. There were no restricted stock awards outstanding at December 31, 2005 under these plans. Shares issued under the plans are initially recorded at their fair market value on the date of grant with a corresponding charge to additional paid-in capital representing the unearned portion of these awards. During both 2004 and 2003 restrictions lapsed on 33,334 shares. We recognized compensation expense of $0 million in both 2005 and 2004 and $.1 million in 2003 in our Consolidated Statement of Operations, along with an increase to additional paid-in capital, representing the earned portion of these awards. Shares of performance based restricted stock are forfeited if the specified closing prices of our common stock are not met within five years of grant or the executive leaves the company.

NASHUA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      A summary of the status of our fixed stock option plans as of December 31, 2005, 2004 and 2003 and changes during the years ended on those dates is presented below:

	2005		2004		2003

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding beginning of year	582,225	$7.04	806,175	$7.58	905,500	$7.75
Granted	—	—	10,000	9.61	—	—
Exercised	(50,250)	5.41	(170,100)	6.40	(52,125)	5.23
Forfeited — non-vested	—	—	—	—	(17,175)	6.27
Forfeited — exercisable	(27,000)	10.59	(58,350)	14.98	(24,200)	15.47
Expired	(10,450)	17.40	(5,500)	26.02	(5,825)	26.27

Outstanding end of year	494,525	$6.79	582,225	$7.04	806,175	$7.58
Options exercisable at end of year	494,525	$6.79	572,225	$7.00	791,175	$7.59
Weighted average fair value of options granted during the year	—	—	—	$3.64	—	—
      The following table summarizes information about stock options outstanding at December 31, 2005:

	Options Outstanding			Options Exercisable

			Weighted	Number	Weighted
	Number	Weighted Average	Average	Exercisable	Average
	Outstanding	Remaining	Exercise	at	Exercise
Range of Exercise Prices	at 12/31/05	Contractual Life	Price	12/31/05	Price

$ 4.01 - $ 4.38	152,000	5.1 years	$4.13	152,000	$4.13
$ 5.70 - $ 6.63	160,175	5.3 years	$6.06	160,175	$6.06
$ 6.65 - $ 6.70	43,500	6.2 years	$6.67	43,500	$6.67
$ 8.06 - $ 8.63	54,500	4.4 years	$8.15	54,500	$8.15
$ 9.61 - $11.63	41,600	4.6 years	$10.08	41,600	$10.08
$12.37 - $16.00	42,750	2.0 years	$14.22	42,750	$14.22

$ 4.01 - $16.00	494,525	4.9 years	$6.79	494,525	$6.79
      A summary of the status of our restricted stock plans as of December 31, 2005, 2004 and 2003 and changes during the years ended on those dates is presented below:

	2005	2004	2003

Restricted stock outstanding at beginning of year	136,000	—	53,334
Granted	—	136,000	—
Forfeited	—	—	(53,334)

Restricted stock outstanding at end of year	136,000	136,000	—
Weighted average fair value per restricted share at grant date	$—	$3.47	$—
Weighted average share price at grant date	$—	$9.00	$—
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

NASHUA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(increased) as disclosed in our summary of significant accounting policies included in Note 1, “Summary of Significant Accounting Policies.”
      The assumptions and methods used in estimating the fair value at the grant date of options and restricted shares granted are listed below:

	Grant Year

	2005	2004	2003

Volatility of Share Price:
Options	N/A	34.0%	N/A
Restricted stock	—	33.8%	—
Dividend yield:
Options	—	—	—
Restricted stock	—	—	—
Interest rate:
Options	N/A	3.6%	N/A
Restricted stock	—	3.3%	—
Expected life of options	N/A	5.5 years	N/A
Valuation methodology:
Options	Black-Scholes Option Pricing Model
Restricted stock	Binomial Pricing Model
      Because the determination of the fair value of all options granted includes vesting periods over several years, the pro forma disclosures included in Note 1 are not representative of pro forma effects of reported net income for future periods.

Note 9:	Earnings Per Share
      Reconciliations of the numerators and denominators used in our 2005, 2004 and 2003 earnings per share calculations are presented below.

	Year Ended December 31, 2005

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

	(In thousands, except per share data)
Net income	$596	—	$—

Basic EPS:
Net income available to common shareholders	$596	6,090	$0.10
Effect of dilutive securities stock options	—	—	—

Diluted EPS:
Net income available to common shareholders, assuming dilution	$596	6,090	$0.10

NASHUA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2004

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

	(In thousands, except per share data)
Net income	$3,787	—	$—

Basic EPS:
Net income available to common shareholders	$3,787	6,011	$0.63
Effect of dilutive securities stock options	—	119	(.01)

Diluted EPS:
Net income available to common shareholders, assuming dilution	$3,787	6,130	$0.62

	Year Ended December 31, 2003

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

	(In thousands, except per share data)
Net income	$102	—	$—

Basic EPS:
Net income available to common shareholders	$102	5,869	$.02
Effect of dilutive securities Stock options	—	130	—

Diluted EPS:
Net income available to common shareholders, assuming dilution	$102	5,999	$.02

      Performance based restricted stock of 136,000 shares for the years ended December 31, 2004 and 2005 was not included in the above computations. Such shares could be issued in the future subject to the occurrence of certain events as described in Note 8, “Stock Option and Stock Award Plans.”

Note 10:	Commitments and Contingencies
      Our rent expense for office equipment, facilities and vehicles was $1.8 million for 2005, $2.2 million for 2004 and $1.8 million for 2003. At December 31, 2005, we are committed, under non-cancelable operating and capital leases, as follows:

						Beyond
	2006	2007	2008	2009	2010	2010	Total

	(In thousands)
Capital leases	$54	$8	$—	$—	$—	$—	$62
Non-cancelable operating leases	820	480	345	171	149	17	1,982

	$874	$488	$345	$171	$149	$17	$2,044

      At December 31, 2005, we had a $2.7 million obligation under standby letters of credit under the credit facility with LaSalle Bank, NA and Fleet National Bank, a Bank of America Company.
      In August and September 1996, two individual plaintiffs filed lawsuits in the Circuit Court of Cook County, Illinois against us, Cerion Technologies, Inc., certain directors and officers of Cerion, and our underwriter, on behalf of all persons who purchased the common stock of Cerion between May 24, 1996 and July 9, 1996. These two complaints were consolidated. In March 1997, the same individual plaintiffs joined by a third plaintiff filed a Consolidated Amended Class Action Complaint. The consolidated complaint alleged that, in connection with Cerion’s initial public offering, the defendants issued materially

NASHUA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
false and misleading statements and omitted the disclosure of material facts regarding, in particular, certain significant customer relationships. In October 1997, the Circuit Court, on motion by the defendants, dismissed the consolidated complaint. The plaintiffs filed a Second Amended Consolidated Complaint alleging similar claims as the first consolidated complaint seeking damages and injunctive relief. On May 6, 1998, the Circuit Court, on motion by the defendants, dismissed with prejudice the Second Amended Consolidated Complaint. The plaintiffs filed with the Appellate Court an appeal of the Circuit Court’s ruling. On November 19, 1999, the Appellate Court reversed the Circuit Court’s ruling that dismissed the Second Amended Consolidated Complaint. The Appellate Court ruled that the Second Amended Consolidated Complaint represented a valid claim and sent the case back to the Circuit Court for further proceedings. On December 27, 1999, we filed a Petition with the Supreme Court of Illinois. In that Petition, we asked the Supreme Court of Illinois to determine whether the Circuit Court or the Appellate Court is correct. Our Petition was denied and the case was sent to the Circuit Court for trial. Discovery has been completed, but no date has been set for trial and pre-trial motions. On October 8, 2003, the Circuit Court heard motions on a summary judgment motion and a class action certification motion. On August 16, 2005, the Circuit Court issued an order grating the defendants’ motion for Summary Judgment and dismissed the plaintiffs’ Complaint. On September 15, 2005, the plaintiffs appealed the Circuit Court’s grant of Summary Judgment with the Appeals Court. We also believe that we will receive the value of our 37.1 percent ownership in the Cerion Liquidating Trust which was valued at $1.5 million before income taxes at December 31, 2005. Our investment in Cerion is included under other assets in our Consolidated Balance Sheet.
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
      We believe we have defenses against Ricoh’s claims. In addition, we believe we are entitled to indemnification from Katun for monies owed as a result of any judgment rendered against us in this litigation, including for damages, costs, Ricoh’s attorney’s fees and interest, as well as for monies paid to Ricoh in settlement of the Ricoh litigation, provided that Katun has consented to the settlement. We and Katun are each responsible for our own attorney’s fees in connection with the litigation.
      On November 5, 2004, Océ North America Inc. and Océ Printing Systems GmbH filed a Complaint for patent infringement against us in the U.S. District Court for the Northern District of Illinois. Océ did not serve the initial Complaint on us. On March 3, 2005, Océ filed and served a First Amended

NASHUA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      We are involved in certain environmental matters and have been designated by the Environmental Protection Agency, referred to as the EPA, as a potentially responsible party for certain hazardous waste sites. In addition, we have been notified by certain state environmental agencies that some of our sites not addressed by the EPA require remedial action. These sites are in various stages of investigation and remediation. Due to the unique physical characteristics of each site, the technology employed, the extended timeframes of each remediation, the interpretation of applicable laws and regulations and the financial viability of other potential participants, our ultimate cost of remediation is difficult to estimate. Accordingly, estimates could either increase or decrease in the future due to changes in such factors. At December 31, 2005, based on the facts currently known and our prior experience with these matters, we have concluded that it is probable that site assessment, remediation and monitoring costs will be incurred. We have estimated a range for these costs of $.9 million to $1.9 million for continuing operations. These estimates could increase if other potentially responsible parties or our insurance carriers are unable or unwilling to bear their allocated share and cannot be compelled to do so. At December 31, 2005, our accrual balances relating to environmental matters were $1.0 million for continuing operations. Based on information currently available, we believe that it is probable that the major potentially responsible parties will fully pay the costs apportioned to them. We believe that our remediation expense is not likely to have a material adverse effect on our consolidated financial position or results of operations.
      We are involved in various other lawsuits, claims and inquiries, most of which are routine to the nature of our business. In the opinion of our management, the resolution of these matters will not materially affect us.

Note 11:	Postretirement Benefits
Defined Contribution Plan
      Eligible employees may participate in the Nashua Corporation Employees’ Savings Plan, a defined contribution 401(k) plan. We match participating employee contributions at 50 percent for the first 6 percent of base compensation that a participant contributes to the Plan. Contributions can be increased or decreased at the option of our Board of Directors. For 2005, 2004 and 2003 our contributions to this Plan were $.8 million, $.9 million and $1.0 million, respectively. Participants are immediately vested in all contributions, plus actual earnings thereon.
      The Plan also provides that eligible employees not covered under our defined benefit pension plans may receive a profit sharing contribution. This contribution, which is normally based on our profitability, is discretionary and not defined. There were no contributions to the profit sharing plan in 2005, 2004 and 2003.

NASHUA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Pension Plans
      We have three pension plans, which cover portions of our regular full-time employees. Benefits under these plans are generally based on years of service and the levels of compensation during those years. Our policy is to fund the minimum amounts specified by regulatory statutes. Assets of the plans are invested in common stocks, fixed-income securities and interest-bearing cash equivalent instruments. As of December 31, 2002, we froze benefits under two of these pension plans: the Nashua Corporation Retirement Plan for Salaried Employees and the Supplemental Executive Retirement Plan. Effective March 31, 2006, benefits for our Omaha participants of the Nashua Corporation Hourly Employees’ Retirement Plan will be frozen.
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

NASHUA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

			Postretirement
	Pension Benefits		Benefits

	2005	2004	2005	2004

	(In thousands)
Change in benefit obligation
Projected benefit obligation at beginning of year	$86,693	$81,721	$2,285	$4,791
Service cost	784	834	59	58
Interest cost	5,191	4,877	117	215
Curtailment/ Settlement	—	(274)	—	(1,820)
Actuarial loss (gain)	11,444	2,082	145	(508)
Benefits paid	(2,906)	(2,547)	(237)	(451)

Projected benefit obligation at end of year	$101,206	$86,693	$2,369	$2,285

Change in plan assets
Fair value of plan assets at beginning of year	$68,818	$64,659	—	—
Actual return on plan assets	2,823	6,420	—	—
Employer contribution	306	458	237	2,695
Settlement	—	(172)	—	—
Benefits paid	(2,906)	(2,547)	(237)	(2,695)

Fair value of plan assets at end of year	$69,041	$68,818	$—	$—

Reconciliation of funded status
Funded status	$(32,165)	$(17,875)	$(2,369)	$(2,285)
Unrecognized net actuarial (gain)/loss	34,652	21,512	(748)	(1,038)
Unrecognized prior service cost	966	1,615	(317)	(382)

Net amount recognized	$3,453	$5,252	$(3,434)	$(3,705)

The amount recognized in our consolidated balance sheet consists of the following:
Pension/postretirement liability	$(32,165)	$(17,875)	$(3,434)	$(3,705)
Accumulated other comprehensive loss	34,652	21,512	—	—
Intangible asset	966	1,615	—	—

Net amount recognized	$3,453	$5,252	$(3,434)	$(3,705)

          Assumptions:

	Pension Benefits			Postretirement Benefits

	2005	2004	2003	2005	2004	2003

Weighted-average assumptions used to determine net benefit costs:
Discount rate	6.0%	6.0%	6.5%	6.0%	6.0%	6.5%
Expected return on plan assets	8.5%	8.5%	8.5%	—	—	—
Average rate of compensation increase	—	—	3.0%	—	—	—

NASHUA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Pension Benefits			Postretirement Benefits

	2005	2004	2003	2005	2004	2003

Weighted-average assumptions used to determine benefit obligations at year end:
Discount rate	5.5%	6.0%	6.0%	5.5%	6.0%	6.0%
Average rate of compensation increase	—	—	—	—	—	—
      The most significant elements in determining our pension income or expense in accordance with FAS 87 are the discount rate and expected return on plan assets. Each year, we determine the discount rate to be used to discount plan liabilities which reflects the current rate at which our pension liabilities could be effectively settled. The discount rate that we utilize for determining future benefit obligations is based on a review of long-term bonds, including published indices, which receive one of the two highest ratings given by recognized ratings agencies. For the year ended December 31, 2004, we used a discount rate of 6.0 percent. This rate was used to determine fiscal year 2005 expense. For the year ended December 31, 2005 disclosure purposes, we used a discount rate of 5.5 percent. Should the discount rate either fall below or increase above 5.5 percent, our future pension expense would either increase or decrease accordingly. Our policy is to defer the net effect of changes in actuarial assumptions and experience.
      We assumed an expected long-term rate of return on plan assets of 8.5 percent for the years ended December 31, 2005 and December 31, 2004. The assumed long-term rate of return on assets was developed after evaluating input from our third party pension plan investment advisor. The evaluation included their review of asset return expectations and long-term inflation assumptions. This long-term rate of return on assets is applied to a calculated value of plan assets, which recognizes changes in the fair value of plan assets. This produces the expected return on plan assets that is included in the determination of our pension income or expense. The difference between this expected return and the actual return on plan assets is deferred. The net deferral of past asset gains or losses affects the calculated value of plan assets and, ultimately, our future pension income or expense. Should our long-term return on plan assets either fall below or increase above 8.5 percent, our future pension expense would either increase or decrease. The historic rate of returns for our pension plan assets are as follows:

One year	5.6%
Five years	6.4%
Ten years	8.9%
      Our pension plan asset and our target allocation are as follows:

	2005	2006 Target

Asset Category
Equity Securities	56%	55%
Fixed Income	44%	45%
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

NASHUA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      As of December 31, 2005, our pension plan investments were diversified as follows:

(In millions)
Investments
Large cap equities	$23.0
Small cap equities	8.5
International equities	7.4
High yield bonds	5.5
Fixed income/bond investments	24.2
Cash	.4

Total	$69.0

      As of December 31, 2005, our estimated future benefit payments reflecting future service for the fiscal years ending December 31 were as follows:

	Retirement Plan	Hourly	Supplemental
	for Salaried	Employees	Executive
	Employees	Retirement Plan	Retirement Plan	Postretirement

	(In millions)
2006	$1.8	$1.2	$.3	$.3
2007	2.0	1.4	.3	.2
2008	2.2	1.5	.3	.2
2009	2.3	1.7	.3	.2
2010	2.6	1.9	.3	.2
2011-2015	17.0	12.9	1.1	.6
      Net periodic pension and postretirement benefit (income) costs from continuing operations for the plans, exclusive of gains and losses from freezing and curtailing pension and postretirement plans, includes the following components:

	Pension Benefits			Postretirement Benefits

	2005	2004	2003	2005	2004	2003

	(In thousands)
Components of net periodic (income) cost
Service cost	$784	$834	$771	$59	$58	$60
Interest cost	5,191	4,877	4,624	117	215	289
Expected return on plan assets	(5,865)	(5,832)	(5,760)	—	—	—
Amortization of prior service cost	268	268	268	(65)	(65)	(65)
Recognized net actuarial (gain)	1,347	858	159	(145)	(246)	(246)
Amortization of transition obligation	—	—	(107)	—	—	—

Net periodic (income) cost	$1,725	$1,005	$(45)	$(34)	$(38)	$38

NASHUA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Our projected benefit obligation or PBO, accumulated benefit obligation or ABO and fair value of plan assets for our plans that have accumulated benefit obligations in excess of plan assets are as follows:

	2005			2004

	PBO	ABO	Plan Assets	PBO	ABO	Plan Assets

	(In millions)
Supplemental Executive Retirement Plan	$3.3	$3.3	—	$3.1	$3.1	—
Hourly Employees Retirement Plan of Nashua Corporation	$43.7	$43.7	$31.4	$36.3	$36.3	$31.0
Retirement Plan for Salaried Employees of Nashua Corporation	$54.2	$54.2	$37.6	$47.3	$47.3	$37.8
      Assumed health care cost trend rates for us have a significant effect on the amounts reported for our health care plan. Our assumed health care cost trend rate is 7 percent for 2006 and ranges from 7 percent to 4 percent for future years. A one percentage-point change in assumed health care cost trend rates would have the following effects:

	1-Percentage	1-Percentage
	Point Increase	Point Decrease

	(In thousands)
Effect on total of service and interest cost components	$7	$(7)
Effect on accumulated postretirement benefit obligation	$123	$(113)
      Our annual measurement dates for our pension benefits and postretirement benefits are December 31.
      Approximately $32.2 million and $17.9 million of our accrued pension cost and $3.4 million and $3.7 million of our accrued postretirement benefits for 2005 and 2004, respectively, are included in other long-term liabilities in our accompanying consolidated balance sheet. Intangible pension assets of $1.0 million and $1.6 million for 2005 and 2004, respectively, are included in other assets in our accompanying consolidated balance sheet. We expect to make a contribution of approximately $1.0 million to our hourly plan in 2006. We do not expect to make a contribution to our salary plan in 2006.
      During the fourth quarters of 2005 and 2004, we recorded non-cash charges of $13.1 million and $.3 million, respectively, to shareholders’ equity because as of December 31, 2005 and December 31, 2004, the accumulated benefit obligations exceeded the fair value of plan assets of company-sponsored pension plans due to increases in our benefit obligation exceeding the increase in fair value of plan assets in 2005 and decreases in our discount rate resulting from current economic trends and using updated mortality tables in 2005. The charges for 2005 and 2004 were net of $0 million and $.2 million, respectively, in taxes.
      During the first quarter of 2005, in connection with our decision to exit the toner and developer business which is included in our Imaging Supplies segment, we recognized a loss of $.4 million related to the curtailment of pension benefits for approximately 39 employees included in our hourly pension plan.
      In October 2004, we made a $2.4 million premium payment to Minnesota Life, a subsidiary of Securian Financial Group, for it to assume the liability for, and the administration of, our death benefit payments related to approximately 580 of our retirees. During the third quarter of 2004, we recognized a $.9 million non-cash pre-tax gain related to the transfer to Minnesota Life.
      In October 2002, our Board of Directors approved changes to The Nashua Corporation Retirement Plan for Salaried Employees, The Supplemental Executive Retirement Plan and retiree medical and death benefit plans. As a result of these changes, we recognized a gain of $2.7 million related to the elimination of certain benefits related to our retiree medical and death benefit plans and a gain of $.2 million from the buy out of a portion of existing retirees’ death benefits, partially offset by a loss of $2.7 million related to

NASHUA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
freezing benefits of the salaried pension plans. During 2003, the unions in New Hampshire objected to the elimination of the availability of certain postretirement health benefits to certain union employees. A grievance was filed by the unions and an arbitration hearing was held. The arbitrator ruled in favor of the unions and we appealed the arbitrator’s decision. In May 2005, the U.S. Court of Appeals dismissed the case at our request. This matter is now resolved. In December 2003, we recognized a loss of $1.6 million related to our union retiree medical plans.

Note 12:	Information About Operations
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
      The accounting policies of our segments are the same as those described in Note 1: “Summary of Significant Accounting Policies”. Segment data does not include restructuring and other unusual items, and we do not allocate all corporate costs and assets to our divisions. We evaluate the performance of our segments and allocate resources to them based primarily on pre-tax income before restructuring and other unusual items.
      Eliminations represent sales between our Specialty Paper Products and Label Products segments. Excluding sales between segments, reflected as eliminations in the table below, external sales for our Specialty Paper Products segment were $162.0 million, $162.8 million and $163.6 million for the years ended December 31, 2005, 2004 and 2003, respectively. Sales between segments and between geographic areas are negotiated based on what we believe to be market pricing.
      While no customer represented ten percent of our consolidated revenues, each of our segments has significant customers. The loss of a significant customer could have a material adverse effect on us or our segments.
      Our reportable segments are strategic business units grouped by product class. We manage them separately because each business requires different technology and marketing strategies.

NASHUA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The table below presents information about our reported segments for the years ended December 31:

				Income (Loss) from
				Continuing Operations Before
	Net Sales			Income Taxes			Identifiable Assets

	2005	2004	2003	2005	2004	2003	2005	2004	2003

	(In millions)
By Reportable Segment:
Label Products	$109.0	$104.3	$101.8	$5.4	$7.6	$5.8	$50.7	$48.5	$48.2
Specialty Paper Products	166.7	168.0	169.0	4.1	6.2	4.4	62.9	67.5	63.9
Imaging Supplies	23.9	22.1	23.5	(2.2)	(.2)	.4	8.8	11.0	12.5
Reconciling Items:
Eliminations	(4.7)	(5.2)	(5.4)	—	—	—	—	—	—
Other(1)	—	—	—	.1	—	—	—	—	—
Unallocated corporate expenses and assets	—	—	—	(6.4)	(7.4)	(7.6)	22.5	24.4	27.1
Interest expense, net	—	—	—	(1.8)	(1.0)	(1.3)	—	—	—
Net gain on curtailment/freeze of pension/postretirement plans	—	—	—	—	1.0	(1.6)	—	—	—
Restructuring and other unusual items	—	—	—	—	—	.1	—	—	—

Consolidated	$294.9	$289.2	$288.9	$(.8)	$6.2	$.2	$144.9	$151.4	$151.7

(1)	Includes activity from operations which falls below the quantitative thresholds for a reportable segment.
      Capital expenditures and depreciation and amortization by reportable segment are set forth below for the years ended December 31:

				Depreciation &
	Capital Expenditures			Amortization

	2005	2004	2003	2005	2004	2003

	(In millions)
Label Products	$1.0	$2.1	$2.2	$2.8	$2.5	$2.4
Specialty Paper Products	2.7	3.9	1.0	3.3	3.7	3.8
Imaging Supplies	—	.4	.4	2.9	1.3	1.4
Reconciling Items:
Corporate	.1	.2	.7	.5	.4	.3

Consolidated	$3.8	$6.6	$4.3	$9.5	$7.9	$7.9

NASHUA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following is information by geographic area as of and for the years ended December 31:

	Net Sales from
	Continuing Operations			Long-Lived Assets

	2005	2004	2003	2005	2004	2003

	(In millions)
By Geographic Area
United States	$294.9	$289.2	$288.9	$72.7	$75.3	$79.0
Reconciling Items:
Discontinued Operations	—	—	—	1.5	1.5	1.5
Deferred tax assets	—	—	—	10.9	8.9	10.8

Consolidated	$294.9	$289.2	$288.9	$85.1	$85.7	$91.3

      Net sales from continuing operations by geographic area are based upon the geographic location from which the goods were shipped and not the customer location.

Note 13:	Quarterly Operating Results (Unaudited)
      Our quarterly operating results based on our use of 13-week periods are as follows:

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter	Year

	(In millions, except per share data)
2005(1)
Net sales	$73,177	$73,234	$74,249	$74,204	$294,864
Gross margin(2)	11,505	12,098	12,598	11,382	47,583
Income (loss) from continuing operations(2)(3)	(1,620)	168	843	(30)	(639)
Income from discontinued operations(4)	—	1,235	—	—	1,235
Net income (loss)(2)(3)(4)	(1,620)	1,403	843	(30)	596
Earnings (loss) per common share:
Continuing operations(2)(3)	(.26)	.03	.14	(.01)	(.10)
Discontinued operations(4)	—	.20	—	—	.20
Net income (loss)(2)(3)(4)	(.26)	.23	.14	(.01)	.10
Continuing operations, assuming dilution(2)(3)	(.26)	.03	.14	(.01)	(.10)
Discontinued operations, assuming dilution(4)	—	.20	—	—	.20
Net income (loss), assuming dilution(2)(3)(4)	(.26)	.23	.14	(.01)	.10
2004
Net sales	$71,232	$72,625	$72,120	$73,240	$289,217
Gross margin	13,945	13,613	13,780	12,534	53,872
Net income (loss)	931	941	1,669	246	3,787
Earnings per common share:
Net income	.16	.16	.28	.04	.63
Net income, assuming dilution	.15	.16	.27	.04	.62

(1)	We acquired certain assets of LSI in June 2005, as described in Note 2. The operations of LSI have been included in our quarterly operating results since the date of acquisition.

(2)	Our gross margin in the second, third and fourth quarters include accelerated depreciation of $.5 million per quarter related to our decision to exit the toner and developer business by March 31, 2006.

(3)	Our first quarter includes special charges of $1.6 million resulting from a severance charge and a net loss on curtailment of pension plans of $.4 million, both related to our decision to exit the toner and developer business.

(4)	Income from discontinued operations represents a $1.2 million tax benefit related to the settlement of outstanding Internal Revenue Service audits from the years 1995-2000.

NASHUA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14:	Related Parties
Leases with Related Parties
      We rent property and did lease equipment under leases with entities partially owned by either a family partnership of which our Chief Executive Officer and his family have total interest or by our Chief Executive Officer. Associated with these leases, we incurred rent expense of approximately $.2 million during 2005, 2004 and 2003. We also pay taxes and utilities and insure property occupied under these leases.
      In December 2003, our Board of Directors approved the purchase of equipment previously leased from a related party. Subsequently, we purchased the equipment and will no longer incur lease expense on the equipment.
Notes Payable to Related Parties
      We have notes payable to related parties of Nashua in connection with asset acquisitions as discussed in detail in Note 5.
Loans to Related Parties
      We have a loan to a former owner of Rittenhouse Paper Company and current consultant to Nashua relating to life insurance premiums paid on his behalf. This loan is partially collateralized by the cash surrender value of related life insurance policies and fully covered by the death benefit payable under this policy. This loan does not incur interest and is due upon death, settlement or termination of related life insurance policies. At December 31, 2005 and 2004, a loan of $1.0 million is included in other long-term assets in our Consolidated Balance Sheet. Below is a summary of related party loan activity:

Total Related
Party

(In thousands)
Acquired upon acquisition of Rittenhouse Paper Company on April 17, 2000	$195
Net premiums paid in 2001	214
Net premiums paid in 2002	250
Net premiums paid in 2003	235
Net premiums paid in 2004	63
Net premiums paid in 2005	58

Balance at December 31, 2005	$1,015

Collaterized cash surrender value of life insurance policy	$870

      Additionally, in the fourth quarter of 2003, we incurred a one-time $330,000 charge related to the settlement of future obligations under an employment contract in which we were required to fund a split dollar life insurance policy on behalf of our Chief Executive Officer, Andrew Albert. As part of the agreement, Mr. Albert repaid $313,679 for insurance premiums previously paid by us.

Note 15:	Subsequent Event
      Effective January 19, 2006, we entered into an interest rate swap with LaSalle Bank NA. The swap fixed the LIBOR rate at 4.82% on a notional amount of $10 million. The agreement has a five year term ending January 19, 2011. The agreement has the impact of fixing the interest rate on $10 million of debt at a range between 6.32% and 6.82% for the next five years.

SCHEDULE II
NASHUA CORPORATION AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS

	Balance at
	Previous					Balance at
	End of Year	Additions		Deductions		End of Year

	(In thousands)
DECEMBER 31, 2005:
Allowance for doubtful accounts	$654	$528	(a)	$(331	)(b)	$851
DECEMBER 31, 2004:
Allowance for doubtful accounts	$861	$105	(a)	$(312	)(b)	$654
DECEMBER 31, 2003:
Allowance for doubtful accounts	$677	$432	(a)	$(248	)(b)	$861

(a)	Includes recoveries and amounts charged to costs and expenses.

(b)	Includes accounts deemed uncollectible.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Nashua Corporation:
      We have audited the accompanying consolidated balance sheets of Nashua Corporation as of December 31, 2005 and 2004 and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nashua Corporation at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ ERNST & YOUNG LLP
Boston, Massachusetts
February 6, 2006

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
      None.

Item 9A.	Controls and Procedures
      1. Our Company’s management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2005. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2005, our chief executive officer and chief financial officer concluded that as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
      2. No change in our internal controls over financial reporting occurred during the fiscal quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
      None.
PART III

Item 10.	Directors and Executive Officers of the Registrant
Directors
      The information required by this Item with respect to directors will be included in our definitive Proxy Statement for our Annual Meeting of Stockholders to be held on May 1, 2006, and is incorporated herein by reference.
Executive Officers of the Registrant
      The information required by this Item with respect to our executive officers is contained in Part I of this Form 10-K.
Code of Ethics
      The information required by this Item with respect to code of ethics will be included in our definitive Proxy Statement for our Annual Meeting of Stockholders to be held on May 1, 2006, and is incorporated herein by reference. In accordance with Item 406 of Regulation S-K, a copy of our code of ethics is available on our website at www.nashua.com under the “Corporate Governance” section of the “Investor Relations” web page. We intend to make all required disclosures concerning any amendments to, or waivers from, our Code of Business Conduct and Ethics on our Internet website.

Item 11.	Executive Compensation
      The information required by this Item will be included in our definitive Proxy Statement for our Annual Meeting of Stockholders to be held on May 1, 2006, and is incorporated herein by reference. The information specified in Item 402(k) and (l) of Regulation S-K and set forth in our definitive Proxy Statement for our Annual Meeting of Stockholders to be held on May 1, 2006 is not incorporated by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      The information required by this Item will be included in our definitive Proxy Statement for our Annual Meeting of Stockholders to be held on May 1, 2006, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions
      The information required by this Item will be included in our definitive Proxy Statement for our Annual Meeting of Stockholders to be held on May 1, 2006, and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services
      The information required by this Item will be included in our definitive Proxy Statement for our Annual Meeting of Stockholders to be held on May 1, 2006, and is incorporated herein by reference.
PART IV

Item 15.	Exhibits and Financial Statement Schedules
      (a) The following documents are included in Item 8 of Part II of this Form 10-K:

(1) Financial statements:

•	Consolidated Statements of Operations for each of the three years ended December 31, 2005, 2004 and 2003

•	Consolidated Balance Sheets at December 31, 2005 and December 31, 2004

•	Consolidated Statements of Shareholders’ Equity for each of the three years ended December 31, 2005, 2004 and 2003

•	Consolidated Statements of Cash Flows for each of the three years ended December 31, 2005, 2004 and 2003

•	Notes to Consolidated Financial Statements

•	Report of Independent Registered Public Accounting Firm

(2) Financial statement schedule:

•	Schedule II — Valuation and qualifying accounts for each of the three years ended December 31, 2005, 2004 and 2003
      The financial statement schedule should be read in conjunction with our financial statements included in Item 8 of Part II of this Form 10-K. All other schedules have been omitted as they are not applicable, not required, or the information is included in the consolidated financial statements or notes to the consolidated financial statements.

(3) Exhibits:

2.01		Agreement and Plan of Merger, dated as of March 25, 2002, between Nashua Corporation and Nashua MA Corporation. Incorporated by reference to our Definitive Proxy Statement filed on March 27, 2002.

3.01		Articles of Organization, as amended. Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 28, 2002.

3.02		By-laws, as amended. Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 28, 2002.

4.01		Credit Agreement, dated March 1, 2002 by and among Nashua Corporation, LaSalle Bank, NA and Fleet National Bank, a Bank of America Company. Incorporated by reference to our Current Report on Form 8-K dated March 14, 2002.

4.02		First Amendment to Credit Agreement, dated as of July 15, 2003, by and among Nashua Corporation, Fleet National Bank, a Bank of America Company, and LaSalle Bank National Association. Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 27, 2003.

4.03		Waiver and Second Amendment to Credit Agreement, dated as of July 24, 2003, by and among Nashua Corporation, Fleet National Bank, a Bank of America Company, and LaSalle Bank National Association. Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 27, 2003.

4.04		Third Amendment to Credit Agreement, dated as of September 25, 2003, by and among Nashua Corporation, Fleet National Bank, a Bank of America Company, and LaSalle Bank National Association. Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended September 26, 2003.

4.05		Fourth Amendment to Credit Agreement, dated as of December 30, 2003, by and among Nashua Corporation, Fleet National Bank, a Bank of America Company, and LaSalle Bank National Association. Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2003.

4.06		Fifth Amendment to Credit Agreement dated as of March 31, 2004 by and among Nashua Corporation, Fleet National Bank, a Bank of America Company, and LaSalle Bank National Association. Incorporated by reference to our current report on Form 8-K dated March 31, 2004 and filed April 2, 2004.

4.07		Sixth Amendment to Credit Agreement dated as of December 9, 2004 by and among Nashua Corporation, Fleet National Bank, a Bank of America Company, and LaSalle Bank National Association. Incorporated by reference to our current report on Form 8-K dated December 9, 2004 and filed December 15, 2004.

4.08		Seventh Amendment to Credit Agreement dated as of April 14, 2005, among Nashua Corporation, Fleet National Bank, a Bank of America Company, and LaSalle Bank National Association. Incorporated by reference to our current report on Form 8-K dated April 14, 2005 and filed April 20, 2005.

+10	.01	Amended and Restated 1996 Stock Incentive Plan. Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended April 2, 1999.

+10	.02	1999 Shareholder Value Plan. Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended April 2, 1999.

+10	.03	2004 Value Creation Incentive Plan. Incorporated by reference to our Proxy Statement dated March 23, 2004.

+10	.04	Change of Control and Severance Agreement, dated as of June 15, 2004 between Nashua Corporation and Andrew B. Albert. Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2004.

+10	.05	Change of Control and Severance Agreement, dated as of June 15, 2004 between Nashua Corporation and John L. Patenaude. Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2004.

+10	.06	Change of Control and Severance Agreement, dated as of June 15, 2004 between Nashua Corporation and Thomas R. Pagel. Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2004.

+10	.07	Change of Control and Severance Agreement, dated as of June 15, 2004 between Nashua Corporation and Margaret S. Adams. Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2004.

+10	.08	Change of Control and Severance Agreement, dated as of January 5, 2005, between Nashua Corporation and Donna J. DiGiovine. Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended April 1, 2005.

+10	.09	Separation and General Release Agreement, dated as of March 9, 2005, between Nashua Corporation and Robert S. Amrein. Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended April 1, 2005.

+10	.10	Management Incentive Plan. Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended April 1, 2005.

+10	.11	Form of Indemnification Agreement between Nashua Corporation and its directors and executive officers. Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended September 27, 2002.

+10	.12	Deferred Compensation Agreement dated as of December 23, 1996 between Rittenhouse Paper Company and Thomas R. Pagel. Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2000.

10.13		Master Agreement dated as of July 2, 2001, between Nashua Corporation and the Fasson Roll North America division of Avery Dennison Corporation. Incorporated by reference to our Current Report on Form 8-K dated July 9, 2001 and filed on July 12, 2001.

10	.14*	Executive officer 2006 salaries.

10	.15*	Summary of compensation arrangements with Directors.

10.16		Indemnification Agreement, dated as of February 11, 2004, between Nashua Corporation and Katun Corporation. Incorporated by reference to our Current Report on Form 8-K dated and filed August 9, 2005.

21	.01*	Subsidiaries of the Registrant.

23	.01*	Consent of Independent Registered Public Accounting Firm.

31	.01*	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31	.02*	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	.01*	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32	.02*	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

 * — Filed herewith.

+ —	Identifies exhibits constituting management contracts or compensatory plans or other arrangements required to be filed as an exhibit to this Annual Report on Form 10-K.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nashua Corporation

By:	/s/ John L. Patenaude

John L. Patenaude
Vice President-Finance and
Chief Financial Officer
Date: March 24, 2006
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Andrew B. Albert Andrew B. Albert	Chairman, President and Chief Executive Officer (principal executive officer)	March 24, 2006

/s/ John L. Patenaude John L. Patenaude	Vice President-Finance and Chief Financial Officer (principal financial officer)	March 24, 2006

/s/ Margaret M. Callan Margaret M. Callan	Corporate Controller and Chief Accounting Officer (principal accounting officer)	March 24, 2006

/s/ Avrum Gray Avrum Gray	Director	March 24, 2006

/s/ Mark E. Schwarz Mark E. Schwarz	Director	March 24, 2006

/s/ L. Scott Barnard L. Scott Barnard	Director	March 24, 2006

/s/ George R. Mrkonic, Jr. George R. Mrkonic, Jr.	Director	March 24, 2006

/s/ James F. Orr III James F. Orr III	Director	March 24, 2006