Form 10-Q
period 2006-03-31
NASHUA CORP
filed 2006-05-03
CIK 69680

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 1-05492
NASHUA CORPORATION

(Exact name of registrant as specified in its charter)

Massachusetts	02-0170100

(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)
11 Trafalgar Square, Suite 201, Nashua, New Hampshire 03063

(Address of principal executive offices)            (Zip Code)
Registrant’s telephone number, including area code (603) 880-2323
Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report: N/A
      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes: ☑	No: ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated ☐	filer Accelerated filer ☐	Non-accelerated filer ☑
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes: ☐	No: ☑
      The number of shares outstanding of each of the registrant’s classes of common stock, as of April 26, 2006:

Class	Number of Shares
Common Stock, $1.00 par value	6,264,184

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
NASHUA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2006	December 31,
	(Unaudited)	2005
	(In thousands)
ASSETS:
Current assets:
Cash and cash equivalents	$720	$653
Accounts receivable	32,118	33,922
Inventories:
Raw materials	10,625	11,789
Work in process	3,020	3,145
Finished goods	8,674	7,350

	22,319	22,284
Other current assets	3,650	2,980

Total current assets	58,807	59,839

Plant and equipment	86,574	104,868
Accumulated depreciation	(53,237)	(68,406)

	33,337	36,462

Assets held for sale	754	—
Goodwill	31,516	31,516
Intangibles, net of amortization	1,659	1,773
Loans to related parties	1,015	1,015
Other assets	15,400	14,314

Total assets	$142,488	$144,919

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$14,762	$14,992
Accrued expenses	8,424	8,965
Current maturities of long-term debt	—	3,500
Current maturities of notes payable	83	333

Total current liabilities	23,269	27,790

Long-term debt	26,350	25,250
Notes payable to related parties	348	368
Other long-term liabilities	38,300	37,777

Total long-term liabilities	64,998	63,395

Commitments and contingencies (see Note 8)
Shareholders’ equity:
Common stock	6,259	6,259
Additional paid-in capital	15,810	15,764
Retained earnings	58,301	57,860
Accumulated other comprehensive loss:
Minimum pension liability adjustment, net of tax	(26,149)	(26,149)

Total shareholders’ equity	54,221	53,734

Total liabilities and shareholders’ equity	$142,488	$144,919

See accompanying notes.

NASHUA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,	April 1,
	2006	2005
	(In thousands, except per share data)
Net sales	$64,811	$67,646
Cost of products sold	55,023	57,198

Gross margin	9,788	10,448
Selling, distribution, general and administrative expenses	10,576	10,781
Research and development expense	201	237
Loss from equity investments	14	—
Interest expense, net	307	409
Other income	(362)	(292)

Loss from continuing operations before income taxes	(948)	(687)
Benefit for income taxes	385	265

Loss from continuing operations	(563)	(422)
Income (loss) from discontinued operations including gain on disposal of $659 in 2006, net of taxes (Note 4)	1,004	(1,198)

Net income (loss)	$441	$(1,620)

Basic and diluted earnings per share:
Loss from continuing operations per common share	$(0.09)	$(0.07)
Income (loss) from discontinued operations including gain on disposal of $659 in 2006, per common share	0.16	(0.20)

Net income (loss) per common share	$0.07	$(0.27)

Average shares outstanding:
Common shares	6,123	6,079
Common shares, assuming dilution	6,123	6,079
See accompanying notes.

NASHUA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,	April 1,
	2006	2005
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$441	$(1,620)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	2,431	2,021
Stock based compensation	45	—
(Gain) loss on sale/disposal of fixed assets	(907)	41
Equity in loss from unconsolidated joint ventures	(14)	—
Net (gain) loss on curtailment of pension and post retirement benefits	(359)	385
Change in operating assets and liabilities, net of effects from acquisition of business	120	(567)

Cash provided by operating activities	1,757	260

Cash flows from investing activities:
Investment in plant and equipment	(666)	(1,478)
Proceeds from sale of fixed assets	1,668	18
Investment in unconsolidated joint venture	(23)	—

Cash provided by (used in) investing activities	979	(1,460)

Cash flows from financing activities:
Net proceeds from revolving long-term debt	200	1,850
Principal repayments on term portion of long-term debt	—	(850)
Repayment on refinancing on long-term debt	(25,950)	—
Proceeds from refinancing on long-term debt	23,350	—
Repayment of notes payable to related parties	(270)	(250)
Proceeds from shares exercised under stock option plans	1	70

Cash (used in) provided by financing activities	(2,669)	820

Increase (decrease) in cash and cash equivalents	67	(380)
Cash and cash equivalents at beginning of period	653	884

Cash and cash equivalents at end of period	$720	$504

Supplemental disclosures of cash flow information:
Interest paid (net of amount capitalized)	$515	$417

Income taxes paid, net	$145	$5

See accompanying notes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1: Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying financial statements contain all adjustments consisting of normal recurring accruals necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The accompanying financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005. Certain prior year data have been reclassified to conform to the 2006 presentation. Unless otherwise indicated, information in these notes to condensed consolidated financial statements relate to continuing operations.
At March 31, 2006, we classified our toner and developer portion of the Imaging Supplies segment as discontinued operations. We retained our resin product line which was part of our Imaging Supplies segment and is now classified in the “All Other” category. Associated results of operations are separately reported as discontinued operations for all periods presented.
Note 2: Acquired Intangible Assets
Details of acquired intangible assets are as follows:

	As of March 31, 2006
			Weighted
	Gross		Average
	Carrying	Accumulated	Amortization
(In thousands)	Amount	Amortization	Period

Trademarks and tradenames	$560	$323	9 years
Licensing agreement	230	184	5 years
Customer relationships and lists	1,937	767	12 years
Customer contracts	620	452	4 years
Non-competition agreements	100	80	5 years
Patented technology	90	72	5 years

	$3,537	$1,878

Amortization Expense:
For the three months ended March 31, 2006		$163
Estimated for the year ending December 31, 2006		$642
Estimated for the year ending December 31, 2007		$382
Estimated for the year ending December 31, 2008		$189
Estimated for the year ending December 31, 2009		$122
Estimated for the year ending December 31, 2010		$99
Estimated for the year ending December 31, 2011		$83
Estimated for the year ending December 31, 2012 and thereafter		$305

Note 3: Pension and Postretirement Benefits
Net periodic pension and postretirement benefit costs for the quarters ended March 31, 2006 and April 1, 2005 from continuing and discontinued operations for the plans include the following components:

	Pension Benefits for three		Postretirement Benefits
	months ended		for three months ended
	March 31,	April 1,	March 31,	April 1,
	2006	2005	2006	2005
	(In thousands)
Components of net periodic (income) cost
Service cost	$341	$225	$14	$15
Interest cost	1,369	1,281	28	31
Expected return on plan assets	(1,483)	(1,468)	—	—
Amortization of prior service cost	48	67	(13)	(16)
Recognized net actuarial (gain)/loss	611	308	(25)	(29)
Net (gain)/loss on curtailment	—	385	(359)	—

Net periodic (income) cost	$886	$798	$(355)	$1

During the first quarter of 2006, in connection with our exit of the toner and developer business which is included in discontinued operations, we recognized a gain of $.4 million related to the curtailment of postretirement benefits. During the first quarter of 2005, we recognized a loss of $.4 million related to the curtailment of pension benefits for employees included in our pension plans.
We were not required to fund the pension plans in the first quarter of 2006 and expect to make a contribution of $1.0 million to our pension plans in 2006.
Note 4: Discontinued Operations and Assets Held for Sale
Discontinued Operations
Discontinued operations include the results of our toner and developer business and the liquidation of an inactive foreign subsidiary for the quarters ended March 31, 2006 and April 1, 2005, as follows:

	March 31,	April 1,
(In thousands)	2006	2005
Toner and developer:
Income (loss), net of taxes	$345	$(1,198)
Gain on disposal, net of taxes	307	—

Toner and developer discontinued operations, net of taxes	652	(1,198)

Gain from liquidation on foreign subsidiary, net of taxes	352	—

Income (loss) from discontinued operations, net of taxes	$1,004	$(1,198)

On April 1, 2005, we committed to a plan to exit our toner and developer business, which was included in our former Imaging Supplies segment, by March 31, 2006. Our toner and developer business employed approximately 70 people located primarily at our facilities in Nashua and Merrimack, New Hampshire. During the first quarter of 2006, we sold certain formulations and other assets of the toner and developer business and we received net proceeds of $1.0 million and recorded a gain of $.3 million, net of taxes. We ceased operations of our toner and developer business on March 31, 2006. We retained our resin product line which was part of our Imaging Supplies segment and is now classified in the “All Other” category.
Our exit of the toner and developer business is the result, in part, of our strategy to exit non-strategic businesses. The decision was also based on our assessment of risk related to new technologies in color and chemical toners where we have limited skill sets, increased cost of litigation and increases in operating costs. Results of the toner and developer business are reported as discontinued operations for all periods presented.

Results of our toner and developer business and the liquidation of an inactive foreign subsidiary for the quarter ended March 31, 2006 and results of our toner and developer business for the quarter ended April 1, 2005 are summarized as follows:

	March 31,	April 1,
(In thousands)	2006	2005
Net sales	$7,021	$5,531

Income (loss) before income taxes	$1,682	$(1,951)
Income taxes (benefit)	678	(753)

Income (loss) from discontinued operations	$1,004	$(1,198)

Details of our reserve related to discontinued operations included in “Accrued Expenses” in our Consolidated Balance Sheets and activity recorded during the first quarter of 2006 is as follows:

	Balance	Current	Current	Balance
	Dec. 31,	Period	Period	March 31,
(In thousands)	2005	Provision	Utilization	2006
Provisions for severance related to workforce reductions	$1,356	$34	$(77)	$1,313

Our provision for workforce reductions includes severance and other fringe benefits for 67 employees in our discontinued operations which are expected to be paid in 2006.
Assets Held for Sale
Assets held for sale include $.1 million representing the carrying value of real estate in Nashua, New Hampshire and $.7 million for the carrying value of equipment in our Nashua and Merrimack, New Hampshire facilities, which we expect to sell in 2006.
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
In addition to our 2004 Value Creation Incentive Plan, at March 31, 2006, we also have two stock compensation plans, the 1996 Stock Incentive Plan and the 1999 Shareholder Value Plan.
Under the 1996 and 1999 Plans, nonstatutory stock options have been awarded. Of the 660,000 and 600,000 shares authorized for the 1996 and 1999 Plans, respectively, 25,043 and 18,450 shares are available to be awarded as of March 31, 2006. Stock options under the 1996 and 1999 Plans generally become exercisable either (a) 50 percent on the first anniversary of grant and the remainder on the second anniversary of grant, (b) 100 percent at one year from the date of grant, or (c) otherwise as determined by the Leadership and Compensation Committee of our Board of Directors. Certain options may become exercisable immediately under certain circumstances and events as defined under these plans and option agreements. Nonstatutory stock options under the 1996 Plan expire 10 years and one day from the date of grant, and incentive stock options expire 10 years from the date of grant. Nonstatutory and incentive stock options granted under the 1999 Plan expire 10 years from the date of grant. Currently, there are no incentive stock options granted under the 1996 and 1999 Plans.
Under the 1996 and 1999 Plans, performance based restricted stock awards have been granted. There were no restricted stock awards outstanding at March 31, 2006 under these plans. Shares issued under the plans are initially recorded at their fair market value on the date of grant with a corresponding charge to additional paid-in capital representing the unearned portion of these awards. Under the plans, shares of performance based restricted stock are forfeited if the specified closing prices of our common stock are not met within five years of grant or the executive leaves the company.

Effective January 1, 2006, we adopted the fair value recognition provisions of Financial Accounting Standard 123 (revised 2004) “Share-Based Payment” (FAS 123R), using the modified-prospective application method for new awards and to awards modified, repurchased, or cancelled after the FAS 123R effective date, January 1, 2006. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding on January 1, 2006 is recognized based on the fair value estimated on grant date and as the requisite service is rendered on or after January 1, 2006. Prior period financial statements are not restated to reflect the effect of FAS 123R under the modified-prospective transition method.
For the interim period ended March 31, 2006, the effect of the adoption of FAS 123R was a decrease to loss from continuing operations of $.1 million and a decrease to net income of $.1 million.
Compensation expense for the three months ended March 31, 2006 for restricted stock awards was $.1 million and is included in selling, general and administrative expenses. Total compensation expense related to non-vested awards not yet recognized at March 31, 2006 is $.1 million, which we expect to recognize as compensation expense over the next 1.25 years.
Prior to January 1, 2006, we accounted for those plans under the recognition and measurement principles of APB No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Under APB No. 25, no stock-based employee compensation cost relating to stock option awards was reflected in our net income, as all options under our plans had an exercise price equal to the market value of our common stock on their date of grant. The following table illustrates the effect on net loss and earnings per share prior to the adoption of FAS 123R. This table shows the first quarter of 2005 pro forma amounts had we adopted the fair value recognition of FAS 123R.

Three Months Ended
April 1, 2005
(In thousands, except per
share data)
Net loss, as reported	$(1,620)
Add: Stock-based employee compensation expense included in the determination of net loss as reported, net of related tax effects	—
Deduct: Stock-based employee compensation, including forfeitures, determined under the fair value based method for all awards, net of related tax effects	(35)

Pro forma net loss	$(1,655)

Net loss per share:
Basic — as reported	$(0.27)

Basic — pro forma	$(0.27)

Diluted — as reported	$(0.27)

Diluted — pro forma	$(0.27)

For stock options granted prior to January 1, 2006, fair values were estimated on the date of grants using a Black-Scholes option-pricing model. There were no options granted during the quarter ended March 31, 2006. We use the binomial option-pricing model for restricted stock awards.
We use the straight-line attribution method for recognizing stock-based compensation expense under FAS 123R, which is consistent with the method we used in recognizing stock-based compensations expense for disclosure purposes under FAS 123 prior to the adoption of FAS 123R.

A summary of the stock option activity during the three months ended March 31, 2006 is presented below:

	March 31, 2006
		Weighted
		Average
		Exercise
	Shares	Price
Outstanding beginning of the period	494,525	$6.79
Granted	—	—
Exercised	(300)	$6.04
Outstanding end of the period	494,225	$6.79
Options exercisable at end of the period	494,225	$6.79
Weighted average fair value of options granted during the period	—	—
The following table summarizes information about stock options outstanding at March 31, 2006:

	Options Outstanding			Options Exercisable
			Weighted		Weighted
	Number	Weighted Average	Average	Number	Average
Range of	Outstanding	Remaining	Exercise	Exercisable	Exercise
Exercise Prices	at 3/31/06	Contractual Life	Price	at 3/31/06	Price
$4.01 — $4.38	152,000	4.9 years	$4.13	152,000	$4.13
$5.70 — $6.63	159,875	5.0 years	$6.06	159,875	$6.06
$6.65 — $6.70	43,500	5.9 years	$6.67	43,500	$6.67
$8.06 — $8.63	54,500	4.2 years	$8.15	54,500	$8.15
$9.61 — $11.63	41,600	4.3 years	$10.08	41,600	$10.08
$12.37 — $16.00	42,750	1.7 years	$14.22	42,750	$14.22

$4.01 — $16.00	494,225	4.6 years	$6.79	494,225	$6.79
A summary of the status of our restricted stock plans as of March 31, 2006:

March 31,
2006
Restricted stock outstanding at beginning of period	136,000
Granted	—
Forfeited	—

Restricted stock outstanding at end of period	136,000
Weighted average fair value per restricted share at grant date	$3.47
Weighted average share price at grant date	$9.00
The aggregate intrinsic value of both outstanding and exercisable stock options as of March 31, 2006 was $.3 million.
Note 6: Segment and Related Information
Our continuing operations include results of our Label Products and Specialty Paper Products segments. Effective March 31, 2006 the toner and developer business which was included in our Imaging Supplies segment is reported under discontinued operations in the consolidated financial statements for all periods presented. We have retained the resin product line which was also included in our Imaging Supplies segment and is now classified in the “All Other” category.

The following table presents information about our reportable segments.

	Net Sales		Pre-tax Income (Loss)
	Three Months Ended		Three Months Ended
	March 31,	April 1,	March 31,	April 1,
	2006	2005	2006	2005
	(In thousands)
Label Products	$26,282	$26,328	$473	$1,163
Specialty Paper Products	39,287	42,226	543	239
All other	661	343	137	37
Reconciling items:
Eliminations	(1,419)	(1,251)	—	116
Unallocated corporate expenses	—	—	(1,794)	(1,833)
Interest expense, net	—	—	(307)	(409)

Consolidated	$64,811	$67,646	$(948)	$(687)

Note 7: Indebtedness
On March 30, 2006, we entered into an Amended and Restated Credit Agreement with LaSalle Bank National Association and other lenders to amend and restate in its entirety our Credit Agreement, dated March 1, 2002, as amended. The Restated Credit Agreement extends the term of the credit facility to March 31, 2009 and provides for a revolving credit facility of $35 million, including a $5 million sublimit for the issuance of letters of credit, and a $2,841,425 secured letter of credit that will continue to support Industrial Development Revenue Bonds issued by the Industrial Development Board of the City of Jefferson City, Tennessee. The Restated Credit Agreement contains financial covenants that require us to maintain certain ratios such as funded debt to adjusted earnings before interest, income taxes, depreciation and amortization, also known as adjusted EBITDA, and a fixed charge coverage ratio. In addition, the Restated Credit Agreement extinguished the term loan that had existed under the Original Credit Agreement.
The interest rate on loans outstanding under the Restated Credit Agreement is based on the total debt to adjusted EBITDA ratio and is, at our option, either (1) a range from zero to .25 percent over the base rate (prime) or (2) a range from 1.25 percent to 2.0 percent over LIBOR. We are also subject to a non-use fee for any unutilized portion of the revolving credit facility under the Restated Credit Agreement which ranges from .25 percent to .375 percent, based on our total debt to EBITDA ratio.
For the three months ended March 31, 2006 and April 1, 2005, the weighted average annual interest rate on our long-term debt was 6.6 percent and 3.5 percent, respectively. We had $7.2 million of available borrowing capacity at March 31, 2006 under our revolving loan commitment. We had $2.6 million of obligations under standby letters of credit with the banks which are included in our bank debt when calculating our borrowing capacity.
Furthermore, without prior consent of our lenders, the Restated Credit Agreement limits, among other things, capital expenditures to $8.0 million, the incurrence of additional debt and restricts the sale of certain assets and merger or acquisition activities. We may use cash for dividends or repurchase of shares to the extent that the availability under the line of credit exceeds $3 million. We were in compliance with the financial covenants at March 31, 2006 under the Restated Credit Agreement.

Pursuant to our Amended and Restated Credit Agreement at March 31, 2006, our minimum payment obligations relating to long-term debt are as follows:

	2009
(In thousands)	and Beyond	Total
Revolving portion of long-term debt	$23,550	$23,550
Industrial revenue bond	2,800	2,800

	$26,350	$26,350

We use derivative financial instruments to reduce our exposure to market risk resulting from fluctuations in interest rates. During the first quarter of 2006, we entered into an interest rate swap, with a notional debt value of $10 million, which expires in 2011. During the term of the agreement, we have a fixed interest rate of 4.82 percent on the notional amount, and LaSalle National Bank N.A., as counterparty to the agreement, paid us interest at a floating rate based on LIBOR on the notional amount. Interest payments are made quarterly on a net settlement basis.
This derivative does not qualify for hedge accounting, therefore changes in fair value of the hedge instrument is recognized in earnings. Interest expense was decreased by $.2 million for the quarter ended March 31, 2006 for the mark-to-market adjustment of the derivative. The fair market value of the derivatives resulted in an asset of $.2 million at March 31, 2006, which was determined based on current interest rates and expected trends.
Note 8: Contingencies
In August and September 1996, two individual plaintiffs filed lawsuits in the Circuit Court of Cook County, Illinois against us, Cerion Technologies, Inc., certain directors and officers of Cerion, and our underwriter, on behalf of all persons who purchased the common stock of Cerion between May 24, 1996 and July 9, 1996. These two complaints were consolidated. In March 1997, the same individual plaintiffs joined by a third plaintiff filed a Consolidated Amended Class Action Complaint. The consolidated complaint alleged that, in connection with Cerion’s initial public offering, the defendants issued materially false and misleading statements and omitted the disclosure of material facts regarding, in particular, certain significant customer relationships. In October 1997, the Circuit Court, on motion by the defendants, dismissed the consolidated complaint. The plaintiffs filed a Second Amended Consolidated Complaint alleging similar claims as the first consolidated complaint seeking damages and injunctive relief. On May 6, 1998, the Circuit Court, on motion by the defendants, dismissed with prejudice the Second Amended Consolidated Complaint. The plaintiffs filed with the Appellate Court an appeal of the Circuit Court’s ruling. On November 19, 1999, the Appellate Court reversed the Circuit Court’s ruling that dismissed the Second Amended Consolidated Complaint. The Appellate Court ruled that the Second Amended Consolidated Complaint represented a valid claim and sent the case back to the Circuit Court for further proceedings. On December 27, 1999, we filed a Petition with the Supreme Court of Illinois. In that Petition, we asked the Supreme Court of Illinois to determine whether the Circuit Court or the Appellate Court is correct. Our Petition was denied and the case was sent to the Circuit Court for trial. On October 8, 2003, the Circuit Court heard motions on a summary judgment motion and a class action certification motion. On August 16, 2005, the Circuit Court issued an order granting the defendants’ motion for Summary Judgment and dismissed the plaintiffs’ Complaint. On September 15, 2005, the plaintiffs appealed the Circuit Court’s grant of Summary Judgment with the Appeals Court. On April 21, 2006, we filed our brief in response to the plaintiff’s appeal. We believe that we will receive the value of our 37.1 percent ownership in the Cerion Liquidating Trust which was valued at $1.5 million before income taxes at March 31, 2006. Our investment in Cerion is included under other assets in our Consolidated Balance Sheets.
On October 14, 2003, Ricoh Company, Ltd., Ricoh Corporation and Ricoh Electronics, Inc. (collectively, “Ricoh”) filed a First Amended Complaint for Patent Infringement, Trademark Infringement, and Unfair Competition joining us as a co-defendant in an action pending in the United States District Court for the District of New Jersey, Civil Action No. 03-CV-2612 (WHW). The case was originally filed against two other defendants in May 2003. The First Amended Complaint accuses us of willful patent infringement, trademark infringement, trademark counterfeiting, false advertising, false designation of origin, and unfair competition by virtue of its manufacture and sale of toner bottles for use in Ricoh photocopiers. Ricoh seeks injunctive relief, damages, attorneys’ fees, treble damages as a result of the alleged willful patent and trademark infringement, and statutory damages. On December 8, 2003, we filed an Answer and Counterclaims denying Ricoh’s allegations, asserting affirmative defenses, and seeking declarations that Ricoh’s patents are invalid and not infringed, and that certain of the patents are also unenforceable.
On November 24, 2003, Ricoh filed Motions for Partial Summary Judgment for Trademark Infringement and Unfair Competition, and for Partial Summary Judgment of Infringement of one of the patents-in-suit. Subsequently, the parties agreed to a schedule pursuant to which the defendants would have until January 16, 2004 to conduct discovery relative to the summary judgment motions. On February 5, 2004, the Company joined in co-defendant Katun Corporation’s opposition to Ricoh’s Motion for Summary Judgment of Trademark Infringement and Unfair Competition. On February 23, 2004, we joined in co-defendant Katun Corporation’s Opposition to Ricoh’s Motion for Partial Summary Judgment of Infringement. Katun Corporation also filed a Cross Motion for Partial Summary Judgment of No Trademark Infringement or Unfair Competition and a Motion for Partial Summary Judgment of Invalidity of the same patent at issue in Ricoh’s Motion for Partial Summary Judgment of Infringement. Ricoh opposed both motions. In August 2004, the parties filed and exchanged briefs setting forth their respective claim construction positions on the asserted claims of the six patents-in-suit.
On April 12, 2005, the District Court granted the defendants’ summary judgment motion relative to trademark and unfair competition, and dismissed the counts related to trademark infringement and unfair competition, narrowing the scope of the suit.
On May 12, 2005, we filed a Motion for Leave to File a First Amended Answer and Counterclaim adding an antitrust counterclaim against Ricoh. Ricoh opposed our motion. On June 3, 2005, the Court denied our motion. On June 20, 2005, we filed a Motion for Reconsideration, which Ricoh also opposed. On July 14, 2005, the Court denied our Motion for Reconsideration.
On August 2, 2005, the Court issued an opinion construing the disputed claim terms of the six patents-in-suit; granting Ricoh’s Motion for Partial Summary Judgment of Infringement of U.S. Patent No. 6,075,963 (the “ ‘963 patent”); granting Ricoh’s Motion for Partial Summary Judgment of “no invalidity” with respect to claim 1 of the ‘963 patent; and denying the defendants’ Motion for Partial Summary Judgment of Invalidity with respect to claim 1 of the ‘963 patent. General Plastics Industrial Co., Ltd. filed a Motion for Reconsideration of certain aspects of the Court’s opinion, which the District Court denied on April 17, 2006.
On September 2, 2005, Ricoh filed a Motion for Summary Judgment on the defendants’ remaining defenses related to the ‘963 patent and a motion seeking to permanently enjoin the defendants from selling the Ricoh compatible toner bottles accused of infringement in the suit. On October 17, 2005, the defendants filed an Opposition to Ricoh’s Motion for Summary Judgment and Motion for Permanent Injunction and are awaiting rulings from the District Court. On December 14, 2005, the defendants filed another Motion for Summary Judgment of Invalidity of the ‘963 patent. Ricoh has filed a memorandum in opposition and the parties are awaiting a ruling from the District Court.
The parties are currently engaged in expert discovery on liability issues. Discovery on damages and willfulness issues has been bifurcated and will be addressed following completion of the liability phase of the litigation. No trial date on liability issues has been set.
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
On November 12, 2004, Sandra Hook, a former employee, filed suit in Chancery Court for Jefferson County, Tennessee claiming discrimination related to the ending of her employment with us in November 2003 and seeking damages in excess of $1.2 million. Prior to filing suit against us, on March 4, 2004, Ms. Hook filed a complaint with the Tennessee Human Rights Commission claiming discrimination in connection with the termination of her employment with us in November 2003. The Tennessee Human Rights Commission completed an investigation and found no basis to continue with a claim against us. On May 27, 2005, Ms. Hook also filed suit in the U.S. District Court for the Eastern District of Tennessee claiming damages in excess of $1.3 million. We believe Ms. Hook’s claims to be without merit and intend to defend the cases vigorously.
We are involved in certain environmental matters and have been designated by the Environmental Protection Agency, referred to as the EPA, as a potentially responsible party for certain hazardous waste sites. In addition, we have been notified by certain state environmental agencies that some of our sites not addressed by the EPA require remedial action. These sites are in various stages of investigation and remediation. Due to the unique physical characteristics of each site, the technology employed, the extended timeframes of each remediation, the interpretation of applicable laws and regulations and the financial viability of other potential participants, our ultimate cost of remediation is difficult to estimate. Accordingly, estimates could either increase or decrease in the future due to changes in such factors. At March 31, 2006, based on the facts currently known and our prior experience with these matters, we have concluded that it is probable that site assessment, remediation and monitoring costs will be incurred. We have estimated a range for these costs of $.9 million to $1.9 million for continuing operations. These estimates could increase if other potentially responsible parties or our insurance carriers are unable or unwilling to bear their allocated share and cannot be compelled to do so. At March 31, 2006, our accrual balances relating to environmental matters were $.9 million for continuing operations. Based on information currently available, we believe that it is probable that the major potentially responsible parties will fully pay the costs apportioned to them. We believe that our remediation expense is not likely to have a material adverse effect on our consolidated financial position or results of operations.
We are involved in various other lawsuits, claims and inquiries, most of which are routine to the nature of our business. In the opinion of our management, the resolution of these matters will not materially affect our Company.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
Our continuing operations include results of our Label Products and Specialty Paper Products segments. Effective March 31, 2006 the toner and developer business included in our former Imaging Supplies segment is reported under discontinued operations in the consolidated financial statements for all periods presented. We have retained the resin product line of our former Imaging Supplies segment which is now classified as “All Other.”
Our net sales from continuing operations decreased $2.8 million, or 4.1 percent, to $64.8 million for the first quarter of 2006. Our gross margin percentage decreased to 15.1 percent for the first quarter of 2006 compared to 15.5 percent in the first quarter of 2005. Our selling and distribution expenses decreased and our administrative expenses increased for the first quarter of 2006 compared to the first quarter of 2005. Selling, distribution, general and administrative expenses as a percentage of sales increased to 16.4 percent for the first quarter of 2006 compared to 16.0 percent in the first quarter of 2005. Our Label Products and our Specialty Paper Products segments both operated profitably during the first quarter of 2006.
In general, the results of the first quarter of 2006 were impacted negatively by severance cost associated with a plant consolidation project in our Label Products segment and the exit of the coated carbonless product line and a headcount reduction in the dot matrix ribbon distribution operation in our Specialty Paper Product segment. The first quarter results were also negatively impacted by increased pension expense due to the use of updated mortality tables and a lower discount rate (5.5% versus 6.0%) in the computation of pension cost in the first quarter of 2006.
We announced the closure of our St. Louis label plant to employees during the first quarter of 2006. The St. Louis production will be transferred to label plants located in Nebraska, Florida and Tennessee prior to the end of the third quarter of 2006. In addition, new contracts were negotiated with union employees located at our Nebraska plant which expire on March 31, 2012. The contracts entitle certain employees who elected to terminate their employment with us before a specific date to severance benefits. This revised contract further incorporates reduced wages and benefits and a freezing of the pension plan for our hourly employees. The pension freeze was effective March 31, 2006.
During the quarter we sold certain assets of our coated carbonless product line in our Specialty Paper Products segment. Certain inventories, customer list and intellectual properties were sold to Nekoosa LLC. As a result of the sale, we recognized severance cost in the first quarter of 2006 related to headcount reductions. In addition, the remaining coated carbonless inventories were written down to net realizable value.
During the first quarter of 2006, we actively marketed our Merrimack, New Hampshire real estate and we listed our Omaha, Nebraska real estate for sale. Additionally, we have a purchase and sale agreement relative to the real estate in Nashua, New Hampshire for $2.0 million. The close of the transaction may be delayed from the second quarter to the fourth quarter of 2006.
After the sale of the real estate, we intend to lease from a prospective third party approximately 150,000 square feet of space in our Merrimack, New Hampshire facility. With respect to Omaha, we expect to continue label production in suitable leased manufacturing space within the Omaha metropolitan area.
During the first quarter of 2006, we announced that Tom Brooker will join us as Chief Executive Officer and President replacing Andrew Albert in these capacities. Mr. Albert will remain with us as the executive Chairman of the Board. Mr. Brooker brings 25 years of industry experience and was elected to the Board of Directors on May 1, 2006.
The contract with the New Hampshire union employees which was set to expire on April 2, 2006 has been extended to June 2, 2006. We are currently in contract negotiations with the New Hampshire union employees.

Results of Operations For the First Quarter of 2006 Compared to the First Quarter of 2005

	First Quarter	First Quarter
	2006	2005
	(in millions)
Net sales	$64.8	$67.6
Gross margin %	15.1%	15.5%
Selling and distribution expenses	$6.0	$6.3
General and administrative expenses	$4.6	$4.5
Research and development expenses	$.2	$.2
Interest expense, net	$.3	$.4
Other income	$(.4)	$(.3)
Loss from continuing operations before income taxes	$(.9)	$(.7)
Loss from continuing operations	$(.6)	$(.4)

Depreciation and amortization	$1.6	$1.7
Investment in plant and equipment	$.7	$1.5
Our net sales decreased $2.8 million, or 4.1 percent, to $64.8 million for the first quarter of 2006 compared to $67.6 million for the first quarter of 2005. The decrease was due to lower sales in our Specialty Paper Products segments.
Our gross margin percentage decreased to 15.1 percent for the first quarter of 2006 compared to 15.5 percent in the first quarter of 2005. The decrease was due to lower margin percentages in our Label Products segment, offset slightly by increased margin percentages in our Specialty Paper Products segment. Gross margin decreased $0.6 million to $9.8 million for the first quarter of 2006 compared to $10.4 million in the first quarter of 2005 due primarily to the lower sales volume in our Specialty Paper Products segment and lower margin percentages in our Label Products segment primarily related to increased pension costs and severance cost related to our plant consolidation project.
Selling and distribution expenses decreased $.3 million to $6.0 million for the first quarter of 2006 compared to $6.3 million for the first quarter of 2005. The decrease was primarily due to lower distribution costs resulting from decreased sales volume, offset slightly by higher freight costs in our Label Products segment. As a percent of sales, selling and distribution expenses remained unchanged at 9.3 percent for the first quarter of 2005 and for the first quarter of 2006.
General and administrative expenses increased $.1 million to $4.6 million for the first quarter of 2006 compared to $4.5 million for the first quarter of 2005. The increase was mainly driven by increased pension expense in 2006 resulting from a lower discount rate and updated mortality table used in the calculation of current year pension expense. Our corporate expenses increased $.1 million in the first quarter of 2006 compared to the first quarter of 2005, which resulted primarily from increased pension expense partially offset by reductions in severance expense which was recognized in 2005, and salaries and employee benefit costs due to headcount reductions. As a percent of sales, general and administrative expenses increased from 6.7 percent for the first quarter of 2005 to 7.1 percent for the first quarter of 2006.
Research and development expenses remained unchanged at $.2 million for both the first quarter of 2006 and the first quarter of 2005.
Interest expense decreased $.1 million to $.3 million for the first quarter of 2006 compared to $.4 million for the first quarter of 2005. The decrease was primarily due to the recognition of a mark-to-market adjustment related to our interest rate swap entered into in the first quarter of 2006.
Other income increased $.1 million to $.4 million for the first quarter of 2006 compared to $.3 million for the first quarter of 2005. Other income includes income from the rental of warehouse space in our Merrimack, New Hampshire facility included in our Specialty Paper Products segment.
The estimated annual effective income tax rate for continuing operations was 40.6 percent for the first quarter of 2006 and 38.6 percent for the first quarter of 2005. The estimated rates were higher than the U.S. statutory rate principally due to the impact of state income taxes.
We had income from discontinued operations, net of taxes, of $1.0 million for the first quarter of 2006 compared to a loss from discontinued operations, net of taxes, of $1.2 million for the first quarter of 2005. The discontinued operations relate primarily to the exit of our toner and developer business, which was previously included in our former Imaging Supplies segment. The discontinued operations for the first quarter of 2006 included a gain from the sale of formulations and certain assets and a gain from the liquidation of an inactive foreign subsidiary. The discontinued operations for the first quarter of 2005 included results of our toner and developer business operation and special charges of $1.7 million related to severance charges and a loss on curtailment of pension benefits of $0.4 million.

Our net income for the first quarter of 2006 was $0.4 million or $0.07 per share, compared to a net loss of $1.6 million, or $0.27 per share for the first quarter of 2005.
Results of Operations by Reportable Segment For the First Quarter of 2006 Compared to the First Quarter of 2005
Label Products Segment

	First Quarter	First Quarter
	2006	2005
	(in millions)
Net sales	$26.3	$26.3
Gross margin %	12.8%	14.1%
Selling and distribution expenses	$1.7	$1.6
General and administrative expenses	$1.1	$.9
Research and development expenses	$.1	$—
Income before interest and taxes	$.5	$1.2

Depreciation and amortization	$.7	$.7
Investment in plant and equipment	$.2	$.5
Net sales for our Label Products segment remained unchanged at $26.3 million for the first quarters of 2006 and 2005. Increases of $.5 million in our pharmacy product line, $.4 million in our ticket product line and $.4 million in our RFID product line, were offset by declines of $.9 million in our supermarket scale product line and $.4 million in our automatic identification product line. The increase in the pharmacy product line resulted from new customers primarily related to the June 2005 acquisition of certain assets of Label Systems International (LSI). The decreased sales in our supermarket scale product line are primarily a result of lost business, a portion of which is now produced by the customer itself.
Gross margin for our Label Products segment decreased $.3 million to $3.4 million for the first quarter of 2006 compared to $3.7 million for the first quarter of 2005. As a percentage of net sales, the gross margin percentage decreased from 14.1 percent for the first quarter of 2005 to 12.8 percent in the first quarter of 2006. The decrease in the gross margin percentage was due to severance costs of $.3 million related to our plant consolidation project and increased pension costs of $.2 million.
Selling and distribution expenses for our Label Products segment increased $.1 million to $1.7 million for the first quarter of 2006 compared to $1.6 million for the first quarter of 2005. The increase was partially driven by higher freight rates and increased commission expenses. As a percentage of net sales, selling and distribution expenses increased from 6.1 percent for the first quarter of 2005 to 6.5 percent for the first quarter of 2006.
General and administrative expenses for our Label Products segment increased $.2 million to $1.1 million for the first quarter of 2006 compared to $.9 million for the first quarter of 2005. The increase was primarily due to a loss on the sale of certain assets, increased pension costs and increased amortization of certain intangible assets associated with the acquisition of certain assets of LSI in June of 2005. As a percentage of sales, general and administrative expenses increased from 3.5 percent for the first quarter of 2005 to 4.2 percent for the first quarter of 2006.
The pre-tax income for our Label Products segment decreased $.7 million to $.5 million for the first quarter of 2006 compared to $1.2 million for the first quarter of 2005.

Specialty Paper Products Segment

	First Quarter	First Quarter
	2006	2005
	(in millions)
Net sales	$39.3	$42.2
Gross margin %	16.0%	15.8%
Selling and distribution expenses	$4.3	$4.7
General and administrative expenses	$1.2	$1.5
Research and development expenses	$.1	$.2
Income before interest and taxes	$.5	$.2

Depreciation and amortization	$.8	$.9
Investment in plant and equipment	$.5	$1.0
Net sales for our Specialty Paper Products segment decreased $2.9 million, or 6.9 percent, to $39.3 million for the first quarter of 2006 compared to the first quarter of 2005. The decrease in net sales from the first quarter of 2006 was related to decreases of $2.9 million in our thermal point-of-sale (POS) product line, $1.3 million in our thermal face sheet product line and $.3 million in our coated carbonless products. These decreases were offset partially by an increase of $1.1 million in our ribbon and laser cartridge product line and $.5 million of wide-format products. The net sales decrease in our thermal product line and thermal face sheet products was due to lower sales volume to certain major customers. The lower net sales of our coated carbonless product line were due to the sale of certain assets of our coated carbonless product line in February 2006. The net sales increase in the ribbon and laser cartridge product line resulted from the acquisition of certain assets of LSI in June of 2005. The net sales increase in our wide-format products resulted from new customer business.
Gross margin for our Specialty Paper Products segment decreased $.4 million to $6.3 million for the first quarter of 2006 compared to $6.7 million for the first quarter of 2005. As a percentage of net sales, the gross margin percentage increased from 15.8 percent for the first quarter of 2005 to 16.0 percent for the first quarter of 2006. The increase in the gross margin percentage is due primarily to a decline in sales of lower margin products, price increases and higher freight revenue partially offset by increased severance and inventory costs, resulting from our sale of our coated carbonless product line and increased pension costs for employees in our New Hampshire facility.
Selling and distribution expenses for our Specialty Paper Products segment decreased $.4 million to $4.3 million for the first quarter of 2006 compared to $4.7 million for the first quarter of 2005. The decrease resulted primarily from lower distribution expenses resulting from lower sales volume, which was partially offset by increased freight rates per shipment. As a percentage of net sales, selling and distribution expenses decreased to 10.9 percent for the first quarter of 2006 from 11.1 percent for the first quarter of 2005.
General and administrative expenses for our Specialty Paper Products segment decreased $.3 million to $1.2 million in the first quarter of 2006 compared to the first quarter of 2005. The decrease was driven primarily from a gain on the sale of certain manufacturing equipment associated with selling the coated carbonless product line. As a percentage of net sales, general and administrative expenses decreased from 3.6 percent for the first quarter of 2005 to 3.1 percent for the first quarter of 2006.
Research and development expenses decreased to $.1 million for the first quarter of 2006 from $.2 million for the first quarter of 2005.
The pre-tax income for our Specialty Paper Products segment increased $.3 million from $.2 million for the first quarter of 2005 compared to $.5 million for the first quarter of 2006.

Discontinued Operations
Discontinued operations include the results of our toner and developer business and the liquidation of an inactive foreign subsidiary for the quarters ended March 31, 2006 and April 1, 2005.

	March 31,	April 1,
(In thousands)	2006	2005
Toner and developer:
Income (loss), net of taxes	$345	$(1,198)
Gain on disposal, net of taxes	307	—

Toner and developer discontinued operations, net of taxes	652	(1,198)

Gain from liquidation on foreign subsidiary, net of taxes	352	—

Income (loss) from discontinued operations, net of taxes	$1,004	$(1,198)

On April 1, 2005, we committed to a plan to exit our toner and developer business, which was included in our former Imaging Supplies, by March 31, 2006. Our toner and developer business employed approximately 70 people located primarily at our facilities in Nashua and Merrimack, New Hampshire. During the first quarter of 2006, we sold formulations and other assets and we received net proceeds of $1.0 million and recorded a gain of $.3 million, net of taxes. We ceased operations of our toner and developer business on March 31, 2006. We retained our resin product line which was part of our Imaging Supplies segment and is now classified as “All Other.”
The exit of the toner and developer business is the result, in part, of our strategy to exit non-strategic businesses. The decision was also based on our assessment of risk related to new technologies in color and chemical toners where we have limited skill sets, increased cost of litigation and increases in operating costs. Results of the toner and developer business are reported as discontinued operations for all periods presented.
Results of our toner and developer business and the liquidation of an inactive foreign subsidiary for the quarter ended March 31, 2006 and results of our toner and developer business for the quarter ended April 1, 2005 are summarized as follows:

	March 31,	April 1,
(In thousands)	2006	2005
Net sales	$7,021	$5,531

Income (loss) before income taxes	1,682	(1,951)
Income taxes (benefit)	678	(753)

Income (loss) from discontinued operations	$1,004	$(1,198)

Assets held for sale include $.1 million representing the carrying value of real estate in Nashua, New Hampshire and $.7 million for the carrying value of equipment in our Nashua and Merrimack, New Hampshire facilities.
Liquidity, Capital Resources and Financial Condition
Cash and cash equivalents increased $.1 million during the first quarter of 2006 to $.7 million at March 31, 2006. Cash provided by operations of $1.8 million and cash provided by investing activities of $1.0 million offset cash used for financing activities of $2.7 million. Our cash flows from continuing and discontinued operations are combined in our consolidated statements of cash flows.
Cash flow provided by operations of $1.8 million in the first quarter of 2006 was impacted by $2.4 million of depreciation and amortization offset by the gain on the sale of certain assets of our toner and developer business and changes in operating assets and liabilities which resulted from a $1.0 million increase in other assets, a $.7 million increase in other current assets, primarily due to insurance premium payments, a $.5 million decrease in accrued expenses, a $.2 million decrease in accounts payable and a $.1 million increase in inventories offset by a $1.8 million decrease in accounts receivable and a $.9 million decrease in long-term liabilities. The decrease in accounts receivable was primarily due to lower sales volume in the first quarter of 2006 compared to the fourth quarter of 2005.
Cash provided by investing activities of $1.0 million related to cash used for investments in fixed assets of $.7 million primarily in our Specialty Paper Products segment offset by proceeds from the sale of assets of $1.7 million primarily related to the sale of certain formulations and other assets from discontinued operations of $1.1 million and the proceeds from the sale of certain assets of our coated carbonless product line in our Specialty Paper Products segment of $.6 million.
Cash used in financing activities of $2.7 million related primarily to a repayment of our long-term debt. On March 30, 2006, we entered into an Amended and Restated Credit Agreement with LaSalle Bank National Association and other lenders to amend and restate in its entirety our Credit Agreement, dated March 1, 2002, as amended. The Restated Credit Agreement extends the term of the credit facility under the Original Credit Agreement to March 31, 2009 and provides for a revolving credit facility of $35 million, including a $5 million sublimit for the issuance of letters of credit, and a $2,841,425 secured letter of credit that will continue to support Industrial Development Revenue Bonds issued by the Industrial Development Board of the City of Jefferson City, Tennessee. The Restated Credit Agreement contains financial covenants that require us to maintain certain ratios such as funded debt to adjusted earnings before interest, income taxes, depreciation and amortization, also known as adjusted EBITDA, and a fixed charge coverage ratio. In addition, the Restated Credit Agreement extinguishes the term loan that had existed under the Original Credit Agreement.
The interest rate on loans outstanding under the Restated Credit Agreement is based on the total debt to adjusted EBITDA ratio and is, at our option, either (1) a range from zero to .25 percent over the base rate (prime) or (2) a range from 1.25 percent to 2.0 percent over LIBOR. We are also subject to a non-use fee for any unutilized portion of the revolving credit facility under the Restated Credit Agreement which ranges from .25 percent to .375 percent, based on our total debt to EBITDA ratio.
For the three months ended March 31, 2006 and April 1, 2005, the weighted average annual interest rate on our long-term debt was 6.6 percent and 3.5 percent, respectively. We had $7.2 million of available borrowing capacity at March 31, 2006 under our revolving loan commitment. We had $2.6 million of obligations under standby letters of credit with the banks which are included in our bank debt when calculating our borrowing capacity.
Furthermore, without prior consent of our lenders, the Restated Credit Agreement limits, among other things, capital expenditures to $8.0 million, the incurrence of additional debt and restricts the sale of certain assets and merger or acquisition activities. We may use cash for dividends or the repurchase of shares to the extent that the availability under the line of credit exceeds $3 million. We were in compliance with the financial covenants and our compliance at March 31, 2006 under the Restated Credit Agreement is as follows:

March 31, 2006
	Covenant	Requirement	Compliance
•	Maintain a fixed charged coverage ratio	Not less than 1.1 to 1.0	2.0 to 1.0
•	Maintain a funded debt to adjusted EBITDA ratio	Less than 2.75 to 1.0	2.1 to 1.0
Pursuant to our Restated Credit Agreement at March 31, 2006, our minimum payment obligations relating to long-term debt are as follows:

	2009
(In thousands)	and Beyond	Total
Revolving portion of long-term debt	$23,550	$23,550
Industrial revenue bond	2,800	2,800

	$26,350	$26,350

We use derivative financial instruments to reduce our exposure to market risk resulting from fluctuations in interest rates. During the first quarter of 2006, we entered into an interest rate swap, with a notional debt value of $10 million, which expires in 2011. During the term of the agreement, we have a fixed interest rate of 4.82 percent on the notional amount and LaSalle National Bank N.A., as counterparty to the agreement, paid us interest at a floating rate based on LIBOR on the notional amount. Interest payments are made quarterly on a net settlement basis.
This derivative does not qualify for hedge accounting, therefore changes in fair value of the hedge instrument is recognized in earnings. Interest expense was decreased by $.2 million for the quarter ended March 31, 2006 for the mark-to-market adjustment of the derivative. The fair market value of the derivatives resulted in a net asset of $.2 million at March 31, 2006, which was determined based on current interest rates and expected trends.
The first quarter of 2005 decrease in cash resulted primarily from our investment in plant and equipment which more than offset cash provided by operations and cash provided by financing activities.

Our liquidity is affected by many factors, some based on the normal operations of our business and others related to the uncertainties of the industry and global economies. Although our cash requirements will fluctuate based on the timing of these factors, we believe that current cash and cash equivalents, cash flows from operations and amounts available under our credit agreement are sufficient to fund our planned capital expenditures, working capital needs and other operating cash requirements for at least the next twelve months. We do not expect future cash flows from discontinued operations to negatively affect future liquidity and capital resources.
Adoption of New Accounting Pronouncement
Effective January 1, 2006, we adopted the fair value recognition provisions of Financial Accounting Standard 123 (revised 2004) “Share-Based Payment” (FAS 123R), using the modified-prospective application method for new awards and to awards modified, repurchased, or cancelled after the FAS 123R effective date, January 1, 2006. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding on January 1, 2006 is recognized based on the fair value estimated on grant date and as the requisite service is rendered on or after January 1, 2006. Prior period financial statements are not restated to reflect the effect of FAS 123R under the modified-prospective transition method.
For the interim period ended March 31, 2006, the effect of the adoption of FAS 123R was a decrease to loss from continuing operations of $.1 million and a decrease to net income of $.1 million.
Compensation expense for the three months ended March 31, 2006 for restricted stock awards was $.1 million and is included in selling, general and administrative expenses. Total compensation related to non-vested awards not yet recognized at March 31, 2006 is $.1 million, which we expect to recognize as compensation expense over the next 1.25 years.
Critical Accounting Policies
Our critical accounting policies have not changed materially from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005, except as follows:
Effective January 1, 2006, we account for stock-based compensation in accordance with the fair value recognition provision of FAS 123R. We use the Black-Scholes option-pricing model and the binomial lattice model, which require the input of subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (“unexpected term”), the estimated volatility of our common stock price over the expected term and the number of options that will ultimately not complete their vesting requirements (“forfeitures”). Changes in the subjective assumptions can materially affect the estimate of fair value stock-based compensation and consequently, the related amount recognized on the consolidated statements of operations.
Cautionary Note Regarding Forward-Looking Statements
Information we provide in this Form 10-Q may contain forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995. We may also make forward-looking statements in other reports we file with the Securities and Exchange Commission, in materials we deliver to stockholders and in our press releases. In addition, our representatives may, from time to time, make oral forward-looking statements. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that is not directly related to historical or current fact. Words such as “anticipates,” “believes,” “expects,” “estimates,” “intends,” “plans,” “projects,” “can,” “may” and similar expressions are intended to identify such forward-looking statements. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated. Such risks and uncertainties include, but are not limited to, our future capital needs, stock market conditions, the price of our stock, fluctuations in customer demand, intensity of competition from other vendors, timing and acceptance of our new product introductions, general economic and industry conditions, delays or difficulties in programs designed to increase sales and improve profitability, the settlement of tax issues, the possibility of a final award of material damages in our pending litigation, goodwill impairment, and other risks detailed in this Form 10-Q in our filings with the Securities and Exchange Commission. The information set forth in this Form 10-Q should be read in light of such risks. We assume no obligation to update the information contained in this Form 10-Q or to revise our forward-looking statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risks

We are exposed to market risks from interest rate fluctuations relating to our debt. On January 19, 2006, we entered into an interest rate swap agreement for a portion of our debt. We use interest rate swaps to help maintain a balance between fixed and floating rate debt and to manage financing costs.
We performed a sensitivity analysis assuming a hypothetical 10 percent increase in interest rates for our debt and interest rate swap agreement as of March 31, 2006. This analysis indicated that a 10 percent increase in interest rates would not have a material effect on our consolidated financial position, results of operations or cash flows. Actual changes in interest rates and their impact on us could differ materially from this hypothetical analysis.
ITEM 4. CONTROLS AND PROCEDURES
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2006. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commissions’ rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2006, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In August and September 1996, two individual plaintiffs filed lawsuits in the Circuit Court of Cook County, Illinois against us, Cerion Technologies, Inc., certain directors and officers of Cerion, and our underwriter, on behalf of all persons who purchased the common stock of Cerion between May 24, 1996 and July 9, 1996. These two complaints were consolidated. In March 1997, the same individual plaintiffs joined by a third plaintiff filed a Consolidated Amended Class Action Complaint. The consolidated complaint alleged that, in connection with Cerion’s initial public offering, the defendants issued materially false and misleading statements and omitted the disclosure of material facts regarding, in particular, certain significant customer relationships. In October 1997, the Circuit Court, on motion by the defendants, dismissed the consolidated complaint. The plaintiffs filed a Second Amended Consolidated Complaint alleging similar claims as the first consolidated complaint seeking damages and injunctive relief. On May 6, 1998, the Circuit Court, on motion by the defendants, dismissed with prejudice the Second Amended Consolidated Complaint. The plaintiffs filed with the Appellate Court an appeal of the Circuit Court’s ruling. On November 19, 1999, the Appellate Court reversed the Circuit Court’s ruling that dismissed the Second Amended Consolidated Complaint. The Appellate Court ruled that the Second Amended Consolidated Complaint represented a valid claim and sent the case back to the Circuit Court for further proceedings. On December 27, 1999, we filed a Petition with the Supreme Court of Illinois. In that Petition, we asked the Supreme Court of Illinois to determine whether the Circuit Court or the Appellate Court is correct. Our Petition was denied and the case was sent to the Circuit Court for trial. On October 8, 2003, the Circuit Court heard motions on a summary judgment motion and a class action certification motion. On August 16, 2005, the Circuit Court issued an order granting the defendants’ motion for Summary Judgment and dismissed the plaintiffs’ Complaint. On September 15, 2005, the plaintiffs appealed the Circuit Court’s grant of Summary Judgment with the Appeals Court. On April 21, 2006, we filed our brief in response to the plaintiff’s appeal. We believe that we will receive the value of our 37.1 percent ownership in the Cerion Liquidating Trust which was valued at $1.5 million before income taxes at March 31, 2006. Our investment in Cerion is included under other assets in our Consolidated Balance Sheets.
On October 14, 2003, Ricoh Company, Ltd., Ricoh Corporation and Ricoh Electronics, Inc. (collectively, “Ricoh”) filed a First Amended Complaint for Patent Infringement, Trademark Infringement, and Unfair Competition joining us as a co-defendant in an action pending in the United States District Court for the District of New Jersey, Civil Action No. 03-CV-2612 (WHW). The case was originally filed against two other defendants in May 2003. The First Amended Complaint accuses us of willful patent infringement, trademark infringement, trademark counterfeiting, false advertising, false designation of origin, and unfair competition by virtue of its manufacture and sale of toner bottles for use in Ricoh photocopiers. Ricoh seeks injunctive relief, damages, attorneys’ fees, treble damages as a result of the alleged willful patent and trademark infringement, and statutory damages. On December 8, 2003, we filed an Answer and Counterclaims denying Ricoh’s allegations, asserting affirmative defenses, and seeking declarations that Ricoh’s patents are invalid and not infringed, and that certain of the patents are also unenforceable.
On November 24, 2003, Ricoh filed Motions for Partial Summary Judgment for Trademark Infringement and Unfair Competition, and for Partial Summary Judgment of Infringement of one of the patents-in-suit. Subsequently, the parties agreed to a schedule pursuant to which the defendants would have until January 16, 2004 to conduct discovery relative to the summary judgment motions. On February 5, 2004, the Company joined in co-defendant Katun Corporation’s opposition to Ricoh’s Motion for Summary Judgment of Trademark Infringement and Unfair Competition. On February 23, 2004, we joined in co-defendant Katun Corporation’s Opposition to Ricoh’s Motion for Partial Summary Judgment of Infringement. Katun Corporation also filed a Cross Motion for Partial Summary Judgment of No Trademark Infringement or Unfair Competition and a Motion for Partial Summary Judgment of Invalidity of the same patent at issue in Ricoh’s Motion for Partial Summary Judgment of Infringement. Ricoh opposed both motions. In August 2004, the parties filed and exchanged briefs setting forth their respective claim construction positions on the asserted claims of the six patents-in-suit.
On April 12, 2005, the District Court granted the defendants’ summary judgment motion relative to trademark and unfair competition, and dismissed the counts related to trademark infringement and unfair competition, narrowing the scope of the suit.
On May 12, 2005, we filed a Motion for Leave to File a First Amended Answer and Counterclaim adding an antitrust counterclaim against Ricoh. Ricoh opposed our motion. On June 3, 2005, the Court denied our motion. On June 20, 2005, we filed a Motion for Reconsideration, which Ricoh also opposed. On July 14, 2005, the Court denied our Motion for Reconsideration.
On August 2, 2005, the Court issued an opinion construing the disputed claim terms of the six patents-in-suit; granting Ricoh’s Motion for Partial Summary Judgment of Infringement of U.S. Patent No. 6,075,963 (the “ ‘963 patent”); granting Ricoh’s Motion for Partial Summary Judgment of “no invalidity” with respect to claim 1 of the ‘963 patent; and denying the defendants’ Motion for Partial Summary Judgment of Invalidity with respect to claim 1 of the ‘963 patent. General Plastics Industrial Co., Ltd. filed a Motion for Reconsideration of certain aspects of the Court’s opinion, which the District Court denied on April 17, 2006.
On September 2, 2005, Ricoh filed a Motion for Summary Judgment on the defendants’ remaining defenses related to the ’963 patent and a motion seeking to permanently enjoin the defendants from selling the Ricoh compatible toner bottles accused of infringement in the suit. On October 17, 2005, the defendants filed an Opposition to Ricoh’s Motion for Summary Judgment and Motion for Permanent Injunction and are awaiting rulings from the District Court. On December 14, 2005, the defendants filed another Motion for Summary Judgment of Invalidity of the ‘963 patent. Ricoh has filed a memorandum in opposition and the parties are awaiting a ruling from the District Court.
The parties are currently engaged in expert discovery on liability issues. Discovery on damages and willfulness issues has been bifurcated and will be addressed following completion of the liability phase of the litigation. No trial date on liability issues has been set.
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
On November 12, 2004, Sandra Hook, a former employee, filed suit in Chancery Court for Jefferson County, Tennessee claiming discrimination related to the ending of her employment with us in November 2003 and seeking damages in excess of $1.2 million. Prior to filing suit against us, on March 4, 2004, Ms. Hook filed a complaint with the Tennessee Human Rights Commission claiming discrimination in connection with the termination of her employment with us in November 2003. The Tennessee Human Rights Commission completed an investigation and found no basis to continue with a claim against us. On May 27, 2005, Ms. Hook also filed suit in the U.S. District Court for the Eastern District of Tennessee claiming damages in excess of $1.3 million. We believe Ms. Hook’s claims to be without merit and intend to defend the cases vigorously.
We are involved in certain environmental matters and have been designated by the Environmental Protection Agency, referred to as the EPA, as a potentially responsible party for certain hazardous waste sites. In addition, we have been notified by certain state environmental agencies that some of our sites not addressed by the EPA require remedial action. These sites are in various stages of investigation and remediation. Due to the unique physical characteristics of each site, the technology employed, the extended timeframes of each remediation, the interpretation of applicable laws and regulations and the financial viability of other potential participants, our ultimate cost of remediation is difficult to estimate. Accordingly, estimates could either increase or decrease in the future due to changes in such factors. At March 31, 2006, based on the facts currently known and our prior experience with these matters, we have concluded that it is probable that site assessment, remediation and monitoring costs will be incurred. We have estimated a range for these costs of $.9 million to $1.9 million for continuing operations. These estimates could increase if other potentially responsible parties or our insurance carriers are unable or unwilling to bear their allocated share and cannot be compelled to do so. At March 31, 2006, our accrual balances relating to environmental matters were $.9 million for continuing operations. Based on information currently available, we believe that it is probable that the major potentially responsible parties will fully pay the costs apportioned to them. We believe that our remediation expense is not likely to have a material adverse effect on our consolidated financial position or results of operations.
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
      The markets for our products are highly competitive, and our ability to effectively compete in those markets is critical to our future success. Our future performance and market position depend on a number of factors, including our ability to react to competitive pricing pressures, our ability to lower manufacturing costs and consolidate production facilities, our ability to introduce new value added products and services to the market and our ability to react to the commoditization of products. Our performance could also be impacted by external factors, such as:
•	increasing pricing pressures from competitors in the markets for our products;

•	a faster decline than anticipated in the more mature, higher margin product lines, such as heat seal and dry gum products, due to changing technologies;

•	natural disasters such as hurricanes, floods, earthquakes and pandemic events, which could cause our customers to close a number or all of their stores or operations for an extended period of time causing our sales to be reduced during the period of closure;

•	our ability to pass on raw material price increases to customers;

•	our ability to pass on increased freight cost due to fuel price increases;

•	our ability to pass on utility cost increases; and

•	our ability to capture market share in the radio frequency identification label market.
Our Specialty Paper Products segment operates in New Hampshire, which has relatively higher labor and utility costs compared to other parts of the United States where some of our competitors are located or operate. Some of our competitors may be larger in size or scope than we are, which may allow them to achieve greater economies of scale on a global basis or allow them to better withstand periods of declining prices and adverse operating conditions.
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
We have periodically been able to pass on significant raw material cost increases through price increases to our customers. Nonetheless, our results of operations for individual quarters can and have been negatively impacted by delays between the time of raw material cost increases and price increases for our products to customers. Additionally, we may be unable to increase our prices to offset higher raw material costs due to the failure of competitors to increase prices and customer resistance to price increases. Additionally, we rely on our suppliers for deliveries of raw materials. If any of our suppliers were unable to deliver raw materials to us for an extended period of time, there is no assurance that our raw material requirements would be met by other suppliers on acceptable terms, or at all, which could have a material adverse effect on our results of operation.
Declining returns in the investment portfolio of our defined benefit plans will require us to increase cash contributions to the plans.
Funding for the defined benefit pension plans we sponsor is determined based upon the funded status of the plans and a number of actuarial assumptions, including an expected long-term rate of return on plan assets and the discount rate utilized to compute pension liabilities. As of December 31, 2002, we froze benefits under two of these pension plans: the Nashua Corporation Retirement Plan for Salaried Employees and the Supplemental Executive Retirement Plan. We also froze the benefits of the Nebraska employees included in the Nashua Hourly Employee retirement plan. Due to declining returns in the investment portfolio, use of updated mortality tables and the discount rate of our defined benefit pension plans in recent years, the defined benefit plans were underfunded as of December 31, 2005 by approximately $32.2 million, based on the actuarial methods and assumptions utilized for purposes of FAS 87 and after giving effect to the planned curtailment of benefits. As a result, we expect to experience an increase in our future cash contributions to our defined benefit pension plans. We expect to contribute approximately $1 million in 2006 and $9 million in 2007. In the event that actual results differ from the actuarial assumptions, the funded status of our defined benefit plans may change and any such resulting deficiency could result in additional charges to equity and against earnings and increase our required cash contributions. Additionally, legislative changes were recently proposed in the U.S. Congress that, if enacted into law, would impact our defined benefit pension plans by altering the manner in which liabilities are determined for the purpose of calculating required pension contributions and the timing and manner in which required contributions to underfunded pension plans would be made. The proposals are still under consideration and many details will need to be specified, and then approved by Congress. However, we believe that the funding requirements for our defined benefit pension plans could be significantly increased by these proposed changes, if they are adopted.
We are dependent on key personnel and on the retention and recruiting of key personnel for our future success.
Our future success depends to a significant extent on the continued service of our key administrative manufacturing, sales and senior management personnel. However, our strategy to reduce costs, streamline operations and resolve legacy issues may adversely impact our workforce. We do not have employment agreements with most of our executives and do not maintain key person life insurance on any of these executives. We do have an employment agreement with Thomas G. Brooker, who will serve as our President and Chief Executive Officer commencing on May 4, 2006. In addition, on April 24, 2006, we entered into a letter agreement with Mr. Albert pursuant to which Mr. Albert will become our Executive Chairman commencing on May 4, 2006. The loss of the services of one or more of our key employees could significantly delay or prevent the achievement of our product development and other business objectives and could harm our business. While we have entered into executive severance agreements with many of our key employees, there can be no assurance that the severance agreements will provide adequate incentives to retain these employees. Our future success also depends on our continuing ability to attract, retain and motivate highly skilled employees for key positions. There is competition for qualified employees. We may not be able to retain our key employees or attract, assimilate or retain other highly qualified employees in the future.
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
If we fail to successfully negotiate a union contract with our employees, our operations could be disrupted.
We have a contract with union employees in our New Hampshire facilities. The contract was set to expire on April 2, 2006 and was extended to June 2, 2006. We are currently in contract negotiations with the New Hampshire union employees to enter into a new union contract. If we fail to enter into a new union contract with these employees, the operations at our New Hampshire facilities may be disrupted.

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
Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and The NASDAQ National Market rules, are creating uncertainty for companies such as ours. These new or changed laws, regulations and standards are subject to varying interpretations in many cases and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, our efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased general and administrative expenses and management time and attention. In particular, our efforts to comply with Section 404 of Sarbanes-Oxley and the related regulations regarding our required assessment of our internal controls over financial reporting and our external auditors’ audit of that assessment has required the commitment of significant financial and managerial resources. The SEC has announced a one-year extension for non-accelerated filers for compliance with Section 404 of Sarbanes-Oxley, which will require us to begin to comply with the Section 404 requirements for our fiscal year ending December 31, 2007, we expect our compliance efforts to require the continued commitment of significant resources. Additionally, if our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies, our reputation may be harmed and we might be subject to sanctions or investigation by regulatory authorities, such as the SEC. Any such action could adversely affect our business and the market price of our stock.

ITEM 6. EXHIBITS

4.1	Amended and Restated Credit Agreement, dated as of March 30, 2006, among the Company, LaSalle Bank National Association and the lenders party hereto. Incorporated by reference to our current report on Form 8-K filed on April 3, 2006.

10.1	Employment Agreement, by and between the Company and Thomas G. Brooker, dated as of March 12, 2006. Incorporated by reference to our current report on Form 8-K filed on March 16, 2006.

10.2	Change of Control and Severance Agreement, by and between the Company and Thomas G. Brooker, dated as of March 12, 2006. Incorporated by reference to our current report on Form 8-K filed on March 16, 2006.

31.1*	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 3, 2006.

31.2*	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 3, 2006.

32.1*	Certificate of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 3, 2006.

32.2*	Certificate of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 3, 2006.

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NASHUA CORPORATION

(Registrant)

Date: May 3, 2006	By: /s/ John L. Patenaude

John L. Patenaude
Vice President-Finance and
Chief Financial Officer
(principal financial and duly authorized officer)