Form 10-Q
period 2006-06-30
NASHUA CORP
filed 2006-08-04
CIK 69680

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
Yes: ☑           No:☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐           Accelerated filer ☐           Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes: ☐           No: ☑
     The number of shares outstanding of each of the registrant’s classes of common stock, as of July 27, 2006:

Class	Number of Shares

Common Stock, $1.00 par value	6,304,184

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
NASHUA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2006	December 31,
	(Unaudited)	2005
	(In thousands)
ASSETS:
Current assets:
Cash and cash equivalents	$515	$653
Accounts receivable	28,951	33,922
Inventories:
Raw materials	11,526	11,789
Work in process	2,728	3,145
Finished goods	7,789	7,350

	22,043	22,284
Assets held for sale	54	—
Other current assets	3,657	2,980

Total current assets	55,220	59,839

Plant and equipment	87,067	104,868
Accumulated depreciation	(54,115)	(68,406)

	32,952	36,462

Goodwill	31,516	31,516
Intangibles, net of amortization	1,495	1,773
Loans to related parties	1,015	1,015
Other assets	16,854	14,314

Total assets	$139,052	$144,919

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$14,932	$14,992
Accrued expenses	7,961	8,965
Current maturities of long-term debt	—	3,500
Current maturities of notes payable	83	333

Total current liabilities	22,976	27,790

Long-term debt	23,500	25,250
Notes payable to related parties	326	368
Other long-term liabilities	38,921	37,777

Total long-term liabilities	62,747	63,395

Commitments and contingencies (see Note 8)
Shareholders’ equity:
Common stock	6,264	6,259
Additional paid-in capital	15,895	15,764
Retained earnings	57,319	57,860
Accumulated other comprehensive loss:
Minimum pension liability adjustment, net of tax	(26,149)	(26,149)

Total shareholders’ equity	53,329	53,734

Total liabilities and shareholders’ equity	$139,052	$144,919

See accompanying notes.

NASHUA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2006	2005	2006	2005
		(In thousands, except per share data)
Net sales	$65,458	$67,308	$130,269	$134,954
Cost of products sold	56,000	55,892	111,023	113,090

Gross margin	9,458	11,416	19,246	21,864
Selling, distribution and administrative expenses	10,740	10,662	21,316	21,443
Research and development expense	193	112	394	349
Loss from equity investments	105	—	119	—
Interest expense, net	294	416	601	825
Other income	(296)	(287)	(658)	(579)

Income (loss) from continuing operations before income taxes (benefit)	(1,578)	513	(2,526)	(174)
Provision (benefit) for income taxes	(596)	204	(981)	(61)

Income (loss) from continuing operations	(982)	309	(1,545)	(113)
Income (loss) from discontinued operations, net of taxes	—	1,094	1,004	(104)

Net income (loss)	$(982)	$1,403	$(541)	$(217)

Basic earnings per share:
Income (loss) per common share from continuing operations	$(0.16)	$0.05	$(0.25)	$(0.02)
Income (loss) per common share from discontinued operations	—	0.18	0.16	(0.02)

Net income (loss) per common share	$(0.16)	$0.23	$(0.09)	$(0.04)

Average common shares	6,126	6,084	6,124	6,081

Diluted earnings per share:
Income (loss) per common share from continuing operations assuming dilution	$(0.16)	$0.05	$(0.25)	$(0.02)
Income (loss) per common share from discontinued operations assuming dilution	—	0.18	0.16	(0.02)

Net income (loss) per common share assuming dilution	$(0.16)	$0.23	$(0.09)	$(0.04)

Dilutive effect of stock options	—	118	—	—

Average common and potential common shares	6,126	6,202	6,124	6,081

See accompanying notes.

NASHUA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,	July 1,
	2006	2005
	(In thousands)
Cash flows from operating activities:
Net loss	$(541)	$(217)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	3,944	4,517
Stock based compensation	100	—
Tax benefit from exercised stock options	6	—
(Gain) loss on sale/disposal of property, plant and equipment	(1,310)	74
Equity in loss from unconsolidated joint ventures	119	—
Net (gain) loss on curtailment of pension and post retirement benefits	(359)	385
Net change in operating assets and liabilities, net of effects from acquisitions of business	2,673	408

Cash provided by operating activities	4,632	5,167

Cash flows from investing activities:
Investment in plant and equipment	(1,676)	(2,703)
Acquisitions	—	(435)
Proceeds from sale of property and equipment	2,791	20
Investment in unconsolidated joint venture	(376)	(50)

Cash provided by (used in) investing activities	739	(3,168)

Cash flows from financing activities:
Net repayments on revolving portion of long-term debt	(2,650)	(250)
Principal repayments on term portion of long-term debt	—	(1,700)
Repayment on refinancing on long-term debt	(25,950)	—
Proceeds from refinancing on long-term debt	23,350	—
Repayment of notes payable to related parties	(292)	(255)
Proceeds from shares exercised under stock option plans	27	75
Tax benefit from exercised stock options	6	—

Cash used in financing activities	(5,509)	(2,130)

Decrease in cash and cash equivalents	(138)	(131)
Cash and cash equivalents at beginning of period	653	884

Cash and cash equivalents at end of period	$515	$753

Supplemental disclosures of cash flow information:
Interest paid (net of amount capitalized)	$878	$769

Income taxes paid, net	$173	$28

Supplemental schedule of non-cash investing and financing activities:
Fair value of assets acquired	$—	$4,622
Liabilities assumed	—	(4,187)

Cash paid for acquisitions	$—	$435

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
Note 2: Acquired Intangible Assets
Details of acquired intangible assets are as follows:

	As of June 30, 2006
			Weighted
	Gross		Average
	Carrying	Accumulated	Amortization
(In thousands)	Amount	Amortization	Period
Trademarks and tradenames	$560	$343	9 years
Licensing agreement	230	196	5 years
Customer relationships and lists	1,937	868	12 years
Customer contracts	620	474	4 years
Non-competition agreements	100	85	5 years
Patented technology	90	76	5 years

	$3,537	$2,042

Amortization Expense:
For the six months ended June 30, 2006		$328
Remaining amount estimated for the year ending December 31, 2006		$314
Estimated for the year ending December 31, 2007		$382
Estimated for the year ending December 31, 2008		$189
Estimated for the year ending December 31, 2009		$122
Estimated for the year ending December 31, 2010		$99
Estimated for the year ending December 31, 2011		$83
Estimated for the year ending December 31, 2012 and thereafter		$306

Note 3: Pension and Postretirement Benefits
Net periodic pension and postretirement benefit costs for the three and six months ended June 30, 2006 and July 1, 2005 from continuing and discontinued operations for the plans include the following components:

	Pension Benefits for three		Postretirement Benefits
	months ended		for three months ended
	June 30,	July 1,	June 30,	July 1,
	2006	2005	2006	2005
	(In thousands)
Components of net periodic cost
Service cost	$197	$225	$14	$15
Interest cost	1,369	1,281	28	31
Expected return on plan assets	(1,484)	(1,468)	—	—
Amortization of prior service cost	48	67	(13)	(16)
Recognized net actuarial (gain)/loss	653	308	(25)	(29)

Net periodic cost	$783	$413	$4	$1

	Pension Benefits for six		Postretirement Benefits
	months ended		for six months ended
	June 30,	July 1,	June 30,	July 1,
	2006	2005	2006	2005
	(In thousands)
Components of net periodic (income) cost
Service cost	$538	$450	$28	$30
Interest cost	2,738	2,562	56	62
Expected return on plan assets	(2,967)	(2,936)	—	—
Amortization of prior service cost	96	134	(26)	(32)
Recognized net actuarial (gain)/loss	1,264	616	(50)	(58)
Net loss (gain) on curtailment	—	385	(359)	—

Net periodic cost (income)	$1,669	$1,211	$(351)	$2

During the first six months of 2006, in connection with our exit of the toner and developer business which is included in discontinued operations, we recognized a gain of $.4 million related to the curtailment of postretirement benefits. During the first six months of 2005, we recognized a loss of $.4 million related to the curtailment of pension benefits for employees included in our pension plans.
During the second quarter of 2006, we made a $.2 million contribution to our pension plans. We expect to make an additional contribution of $.8 million to our pension plans in the second half of 2006.
Note 4: Discontinued Operations and Assets Held for Sale
Discontinued Operations
Discontinued operations include, among other items, the results of our toner and developer business for all periods presented, the liquidation of an inactive foreign subsidiary for the six months ended June 30, 2006 and a gain from a reversal of a tax accrual related to IRS audits from the years 1995 through 2000 for the three and six months ended July 1, 2005, as follows:

	For the		For the
	three months ended		six months ended
	June 30,	July 1,	June 30,	July 1,
(In thousands)	2006	2005	2006	2005
Toner and developer:
Income (loss), net of taxes	$(114)	$(141)	$231	$(1,339)
Gain on disposal, net of taxes	114	—	421	—

Toner and developer discontinued operations, net of taxes	—	(141)	652	(1,339)
Gain from reversal of tax accrual related to IRS audits	—	1,235	—	1,235
Gain from liquidation on foreign subsidiary, net of taxes	—	—	352	—

Income (loss) from discontinued operations, net of taxes	$—	$1,094	$1,004	$(104)

On April 1, 2005, we committed to a plan to exit our toner and developer business, which was included in our former Imaging Supplies segment, by March 31, 2006. We ceased operations of our toner and developer business on March 31, 2006. Our toner and developer business employed approximately 70 people located primarily at our facilities in Nashua and Merrimack, New Hampshire. During the second quarter of 2006, we sold certain assets of the toner and developer business and we received net proceeds of $1.1 million and recorded a gain of $.1 million, net of taxes. During the first six months of 2006, we sold certain formulations and other assets of the toner and developer business and we received net proceeds of $2.1 million and recorded a gain of $.4 million, net of taxes. We retained our resin product line which was part of our former Imaging Supplies segment and is now classified in the “All Other” category.
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
Results of our toner and developer business for all periods presented, the liquidation of an inactive foreign subsidiary for the six months ended June 30, 2006 and a gain from the reversal of a tax accrual related to IRS audits from the years 1995 through 2000 for the three and six months ended July 1, 2005 are summarized as follows:

	For the		For the
	three months ended		six months ended
	June 30,	July 1,	June 30,	July 1,
(In thousands)	2006	2005	2006	2005
Net sales	$438	$5,926	$7,459	$11,457

Income (loss) before income taxes	$(58)	$(493)	$1,624	$(2,444)
Income taxes (benefit)	(58)	(1,587)	620	(2,340)

Income (loss) from discontinued operations	$—	$1,094	$1,004	$(104)

Details of our reserve related to discontinued operations included in “Accrued Expenses” in our Consolidated Balance Sheets and activity recorded during the second quarter of 2006 is as follows:

	Balance	Current	Current	Balance
	March 31,	Period	Period	June 30,
(In thousands)	2006	Provision	Utilization	2006
Provisions for severance related to workforce reductions	$1,313	$—	$(564)	$749

Our provision for workforce reductions includes severance and other fringe benefits for 67 employees in our discontinued operations which are expected to be paid in 2006.
Assets Held for Sale
Assets held for sale at June 30, 2006 include $.1 million representing the carrying value of real estate in Nashua, New Hampshire, which we expect to sell in 2006.
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
In addition to our 2004 Value Creation Incentive Plan, at June 30, 2006, we also have our 1999 Shareholder Value Plan. Under the 1999 Plan, nonstatutory stock options have been awarded. Of the 600,000 shares authorized for the 1999 Plan, 31,150 shares are available to be awarded as of June 30, 2006. Stock options under the 1999 Plan generally become exercisable either (a) 50 percent on the first anniversary of grant and the remainder on the second anniversary of grant, (b) 100 percent at one year from the date of grant, or (c) otherwise as determined by the Leadership and Compensation

Committee of our Board of Directors. Certain options may become exercisable immediately under certain circumstances and events as defined under these plans and option agreements. Nonstatutory and incentive stock options granted under the 1999 Plan expire 10 years from the date of grant. Currently, there are no incentive stock options granted under the 1999 Plan.
Under the 1999 Plan, performance based restricted stock awards have been granted. There were no restricted stock awards outstanding at June 30, 2006 under this plan. Shares issued under the plan are initially recorded at their fair market value on the date of grant with a corresponding charge to additional paid-in capital representing the unearned portion of these awards. Under the plan, shares of performance based restricted stock are forfeited if the specified closing prices of our common stock are not met within five years of grant or the executive leaves the Company.
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
For both the second quarter and the first six months ended June 30, 2006, the effect of the adoption of FAS 123R was an increase to loss from continuing operations of $.1 million and a decrease to net income of $.1 million.
Compensation expense for the three and six months ended June 30, 2006 for restricted stock awards was $.1 million and is included in selling, general and administrative expenses. Total compensation expense related to non-vested awards not yet recognized at June 30, 2006 is $.2 million, which we expect to recognize as compensation expense over the next 3 years.
Prior to January 1, 2006, we accounted for those plans under the recognition and measurement principles of APB No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Under APB No. 25, no stock-based employee compensation cost relating to stock option awards was reflected in our net income, as all options under our plans had an exercise price equal to the market value of our common stock on their date of grant. The following table illustrates the effect on net loss and earnings per share prior to the adoption of FAS 123R. This table shows the second quarter and first six months of 2005 pro forma amounts had we adopted the fair value recognition of FAS 123R.

	July 1, 2005
	Three Months	Six Months
	Ended	Ended
	(In thousands, except per share data)
Net income (loss), as reported	$1,403	$(217)
Add: Stock-based employee compensation expense included in the determination of net income as reported, net of related tax effects	—	—
Deduct: Stock-based employee compensation (expense), including forfeitures, determined under the fair value based method for all awards, net of related tax effects	(32)	(69)

Pro forma net income (loss)	$1,371	$(286)

Earnings (loss) per share:
Basic — as reported	$0.23	$(0.04)

Basic — pro forma	$0.23	$(0.05)

Diluted — as reported	$0.23	$(0.04)

Diluted — pro forma	$0.22	$(0.05)

For stock options granted prior to January 1, 2006, fair values were estimated on the date of grants using a Black-Scholes option-pricing model. There were no options granted during the quarter ended June 30, 2006. We use the binomial option-pricing model for restricted stock awards.
We use the straight-line attribution method for recognizing stock-based compensation expense under FAS 123R, which is consistent with the method we used in recognizing stock-based compensation expense for disclosure purposes under FAS 123 prior to the adoption of FAS 123R.

A summary of the stock option activity during the first six months ended June 30, 2006 is presented below:

	June 30, 2006
		Weighted
		Average
		Exercise
	Shares	Price
Outstanding beginning of the period	494,225	$6.79
Granted	—	—
Exercised	(4,800)	$5.78
Forfeited – exercisable	(16,500)	$10.38
Expired	(3,000)	$16.00

Outstanding end of the period	469,925	$6.62

Options exercisable at end of the period	469,925	$6.62

Weighted average fair value of options granted during the period	—	—
The following table summarizes information about stock options outstanding at June 30, 2006:

	Options Outstanding			Options Exercisable
			Weighted		Weighted
	Number	Weighted Average	Average	Number	Average
Range of	Outstanding	Remaining	Exercise	Exercisable	Exercise
Exercise Prices	at 6/30/06	Contractual Life	Price	at 6/30/06	Price
$ 4.01 — $ 4.38	149,900	4.6 years	$4.13	149,900	$4.13
$ 5.70 — $ 6.63	158,375	4.8 years	$6.06	158,375	$6.06
$ 6.65 — $ 6.70	40,800	5.7 years	$6.66	40,800	$6.66
$ 8.06 — $ 8.63	47,000	3.9 years	$8.11	47,000	$8.11
$ 9.61 — $11.63	38,100	4.2 years	$10.03	38,100	$10.03
$12.37 — $16.00	35,750	1.7 years	$13.89	35,750	$13.89

$ 4.01 — $16.00	469,925	4.4 years	$6.62	469,925	$6.62
A summary of the status of our restricted stock plans as of June 30, 2006:

June 30,
2006
Restricted stock outstanding at beginning of period	136,000
Granted	40,000
Forfeited	—

Restricted stock outstanding at end of period	176,000
Weighted average fair value per restricted share at grant date	$3.22
Weighted average share price at grant date	$8.65
The aggregate intrinsic value of both outstanding and exercisable stock options as of June 30, 2006 was $.3 million.
Note 6: Segment and Related Information
Our continuing operations include results of our Label Products and Specialty Paper Products segments. Effective March 31, 2006, the toner and developer business, which was included in our former Imaging Supplies segment, is reported under discontinued operations in the consolidated financial statements for all periods presented. We have retained the resin product line which was also included in our former Imaging Supplies segment and is now classified in the “All Other” category.

The following table presents information about our reportable segments.
For the quarter:

	Net Sales		Pre-tax Income (Loss)
	Three Months Ended		Three Months Ended
	June 30,	July 1,	June 30,	July 1,
	2006	2005	2006	2005
	(In thousands)
Label Products	$26,700	$26,594	$816	$1,183
Specialty Paper Products	39,667	41,439	(172)	1,523
All other	827	482	115	32
Reconciling items:
Eliminations	(1,736)	(1,207)	—	—
Unallocated corporate expenses	—	—	(2,043)	(1,809)
Interest expense, net	—	—	(294)	(416)

Consolidated	$65,458	$67,308	$(1,578)	$513

For the six months:

	Net Sales		Pre-tax Income (Loss)
	Six Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2006	2005	2006	2005
	(In thousands)
Label Products	$52,982	$52,922	$1,289	$2,346
Specialty Paper Products	78,954	83,665	371	1,762
All other	1,488	825	252	69
Reconciling items:
Eliminations	(3,155)	(2,458)	—	—
Unallocated corporate expenses	—	—	(3,837)	(3,526)
Interest expense, net	—	—	(601)	(825)

Consolidated	$130,269	$134,954	$(2,526)	$(174)

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
For the six months ended June 30, 2006 and July 1, 2005, the weighted average annual interest rate on our long-term debt was 7.0 percent and 5.0 percent, respectively. We had $9.0 million of available borrowing capacity at June 30, 2006 under our revolving loan commitment. We had $2.6 million of obligations under standby letters of credit with the banks which are included in our bank debt when calculating our borrowing capacity.
Furthermore, without prior consent of our lenders, the Restated Credit Agreement limits, among other things, capital expenditures to $8.0 million, the incurrence of additional debt and restricts the sale of certain assets and merger or acquisition activities. We may use cash for dividends or repurchase of shares to the extent that the availability under the line of credit exceeds $3 million. We were in compliance with the financial covenants at June 30, 2006 under the Restated Credit Agreement.
Pursuant to our Amended and Restated Credit Agreement at June 30, 2006, our minimum payment obligations relating to long-term debt are as follows:

	2009 and
(In thousands)	Beyond	Total
Revolving portion of long-term debt	$20,700	$20,700
Industrial revenue bond	2,800	2,800

	$23,500	$23,500

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
This derivative does not qualify for hedge accounting, therefore changes in fair value of the hedge instrument is recognized in earnings. Interest expense was decreased for the mark-to-market adjustment of the derivative for the second quarter and first six months of 2006 by $.1 million and $.3 million, respectively. The fair market value of the derivative resulted in an asset of $.3 million at June 30, 2006, which was determined based on current interest rates and expected trends.
Note 8: Contingencies
In August and September 1996, two individual plaintiffs filed lawsuits in the Circuit Court of Cook County, Illinois against us, Cerion Technologies, Inc., certain directors and officers of Cerion, and our underwriter, on behalf of all persons who purchased the common stock of Cerion between May 24, 1996 and July 9, 1996. These two complaints were consolidated. In March 1997, the same individual plaintiffs joined by a third plaintiff filed a Consolidated Amended Class Action Complaint. The consolidated complaint alleged that, in connection with Cerion’s initial public offering, the defendants issued materially false and misleading statements and omitted the disclosure of material facts regarding, in particular, certain significant customer relationships. In October 1997, the Circuit Court, on motion by the defendants, dismissed the consolidated complaint. The plaintiffs filed a Second Amended Consolidated Complaint alleging similar claims as the first consolidated complaint seeking damages and injunctive relief. On May 6, 1998, the Circuit Court, on motion by the defendants, dismissed with prejudice the Second Amended Consolidated Complaint. The plaintiffs filed with the Appellate Court an appeal of the Circuit Court’s ruling. On November 19, 1999, the Appellate Court reversed the Circuit Court’s ruling that dismissed the Second Amended Consolidated Complaint. The Appellate Court ruled that the Second Amended Consolidated Complaint represented a valid claim and sent the case back to the Circuit Court for further proceedings. On December 27, 1999, we filed a Petition with the Supreme Court of Illinois. In that Petition, we asked the Supreme Court of Illinois to determine whether the Circuit Court or the Appellate Court is correct. Our Petition was denied and the case was sent to the Circuit Court for trial. On October 8, 2003, the Circuit Court heard motions on a summary judgment motion and a class action certification motion. On August 16, 2005, the Circuit Court issued an order granting the defendants’ motion for Summary Judgment and dismissed the plaintiffs’ Complaint. On September 15, 2005, the plaintiffs appealed the Circuit Court’s grant of Summary Judgment with the Appeals Court. On April 21, 2006, we filed our brief in response to the plaintiff’s appeal. On June 30, 2006, the Appellate Court dismissed the plaintiffs’ appeal of the August 16, 2005 order by the Circuit Court which granted the defendants motion for Summary Judgment. We believe that we will receive the value of our 37.1 percent ownership in the Cerion Liquidating Trust which was valued at $1.5 million before income taxes at June 30, 2006. Our investment in Cerion is included under other assets in our Consolidated Balance Sheets.
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
On September 2, 2005, Ricoh filed a Motion for Summary Judgment on the defendants’ remaining defenses related to the ’963 patent and a motion seeking to permanently enjoin the defendants from selling the Ricoh compatible toner bottles accused of infringement in the suit. On October 17, 2005, the defendants filed Oppositions to Ricoh’s Motion for Summary Judgment and Motion for Permanent Injunction and are awaiting rulings from the District Court. On December 14, 2005, the defendants filed another Motion for Summary Judgment of Invalidity of the ‘963 patent. Ricoh has filed a memorandum in opposition and the parties are awaiting a ruling from the District Court.
On May 19, 2006, the defendants jointly filed three additional Motions for Summary Judgment of Noninfringement and Invalidity of the asserted Ricoh patents. On June 26, 2006, Ricoh filed Oppositions to the defendants’ Motions for Summary Judgment, as well as Cross-Motions for Summary Judgment. The defendants’ Replies and Oppositions to Ricoh’s Cross-Motions for Summary Judgment were filed on July 31, 2006.
In early May 2006, the parties completed expert discovery on Ricoh’s patent claims. Discovery on damages and willfulness issues has been bifurcated and will be addressed following completion of the liability phase of the litigation. Fact discovery on Katun and GPI’s antitrust counterclaims is ongoing. No trial date on liability issues has been set.
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
On November 12, 2004, Sandra Hook, a former employee, filed suit in Chancery Court for Jefferson County, Tennessee claiming discrimination related to the ending of her employment with us in November 2003 and seeking damages in excess of $1.2 million. The case in Chancery Court for Jefferson County, Tennessee has been dismissed. Prior to filing suit against us, on March 4, 2004, Ms. Hook filed a complaint with the Tennessee Human Rights Commission claiming discrimination in connection with the termination of her employment with us in November 2003. The Tennessee Human Rights Commission completed an investigation and found no basis to continue with a claim against us. On May 27, 2005, Ms. Hook also filed suit in the U.S. District Court for the Eastern District of Tennessee claiming damages in excess of $1.3 million.

We are involved in certain environmental matters and have been designated by the Environmental Protection Agency, referred to as the EPA, as a potentially responsible party for certain hazardous waste sites. In addition, we have been notified by certain state environmental agencies that some of our sites not addressed by the EPA require remedial action. These sites are in various stages of investigation and remediation. Due to the unique physical characteristics of each site, the technology employed, the extended timeframes of each remediation, the interpretation of applicable laws and regulations and the financial viability of other potential participants, our ultimate cost of remediation is difficult to estimate. Accordingly, estimates could either increase or decrease in the future due to changes in such factors. At June 30, 2006, based on the facts currently known and our prior experience with these matters, we have concluded that it is probable that site assessment, remediation and monitoring costs will be incurred. We have estimated a range for these costs of $1.0 million to $2.0 million for continuing operations. These estimates could increase if other potentially responsible parties or our insurance carriers are unable or unwilling to bear their allocated share and cannot be compelled to do so. At June 30, 2006, our accrual balances relating to environmental matters were $1.0 million for continuing operations. Based on information currently available, we believe that it is probable that the major potentially responsible parties will fully pay the costs apportioned to them. We believe that our remediation expense is not likely to have a material adverse effect on our consolidated financial position or results of operations.
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
Our net sales decreased $1.8 million, or 2.7 percent, to $65.5 million for the second quarter of 2006 compared to $67.3 million for the second quarter of 2005. Our gross margin percentage decreased to 14.5 percent for the second quarter of 2006 compared to 17.0 percent for the second quarter of 2005. Our selling, distribution and administrative expenses increased $.2 million to $10.8 million for the second quarter of 2006 from $10.6 million for the second quarter of 2005. Our Label Products segment operated profitably while our Specialty Paper Products segment incurred a $.2 million pretax loss during the second quarter of 2006.
Our net sales decreased $4.7 million, or 3.5 percent, to $130.3 million for the first six months of 2006 compared to $135.0 million for the first six months of 2005. Our gross margin percentage decreased to 14.8 percent for the first six months of 2006 compared to 16.2 percent for the first six months of 2005. Our selling and distribution expenses decreased, while our administrative expenses increased during the first six months of 2006 compared to the first six months of 2005. Our Label Products and Specialty Paper Products segments both operated profitably during the first six months of 2006.
Our results for the second quarter and the first six months of 2006 were impacted negatively by several factors. These factors included, among other things, severance and plant closure costs associated with a plant consolidation project in our Label Products segment. In addition, the exit and asset sale of the coated carbonless product line, a consolidation project relative to the reduction of manufacturing space in our Merrimack, New Hampshire facility and a headcount reduction in the dot matrix ribbon distribution operation, all in our Specialty Paper Products segment also contributed negatively to the results for our second quarter and first six months of 2006. The second quarter and first six months of 2006 results were also negatively impacted by increased pension expense due to the use of updated mortality tables and a lower discount rate (5.5% versus 6.0%) in the computation of pension cost.
We announced the closure of our St. Louis label plant to employees during the first quarter of 2006. The St. Louis production will be transferred to label plants located in Nebraska, Florida and Tennessee prior to the end of the third quarter of 2006. We executed a lease for a label manufacturing facility in Jacksonville, Florida. We are in the process of moving label presses from our St. Augustine, Florida and St. Louis, Missouri facilities to the new facility. In addition, new contracts were negotiated with union employees located at our Nebraska plant which expire on March 31, 2012. The contracts entitled certain employees who elected to terminate their employment with us before a specific date to severance benefits. The new contract further incorporated reduced wages and benefits and a freezing of the defined benefit pension plan benefits for our hourly employees. The pension freeze was effective March 31, 2006.
During the first six months of 2006, we sold certain assets of our coated carbonless product line in our Specialty Paper Products segment. Certain inventories, customer list and intellectual properties were sold to Nekoosa LLC. As a result of the sale, we recognized severance cost in the first quarter of 2006 related to headcount reductions. In addition, the remaining coated carbonless inventories were written down to net realizable values.
During the first six months of 2006, we actively marketed our Merrimack, New Hampshire real estate and we listed our Omaha, Nebraska real estate for sale. In May 2006 we entered into a non-binding letter of intent for the sale of the land and buildings in Merrimack, New Hampshire. We currently have a non-binding letter of intent and we are currently negotiating a purchase and sale agreement and there is no assurance the completion of the sale is probable. In addition, we have leased approximately 98,000 square feet of space not currently utilized by Nashua to a third-party at the Merrimack, New Hampshire facility. After the potential sale of the Merrimack land and buildings, we intend to lease from the prospective buyer approximately 155,000 square feet of space in our Merrimack, New Hampshire facility. Our results for the three and six months ended June 30, 2006 were negatively impacted by $.5 million as a result of our moving of equipment and vacating space. Additionally, we have a purchase and sale agreement relative to the real estate in Nashua, New Hampshire, for $2.0 million. The close of the transaction was delayed from the second quarter to the fourth quarter of 2006.
On May 4, 2006, Tom Brooker joined us as Chief Executive Officer and President replacing Andrew Albert in these capacities. Mr. Albert remains with us as the executive Chairman of the Board. Mr. Brooker brings 25 years of industry experience and was elected to the Board of Directors on May 1, 2006.
A collective bargaining agreement with the United Steelworkers of America covering most hourly employees in our New Hampshire facility was scheduled to expire on April 2, 2006, but was extended to June 2, 2006. Despite the contract’s expiration on that date and the local union membership’s rejection on July 30, 2006 of our proposal for a new agreement, the employees have continued to work and another negotiation session with the union has been scheduled.
Consolidated Results of Operations

	Second Quarter	Second Quarter	First Six Months	First Six Months
	2006	2005	2006	2005
	(dollars in millions)
Net sales	$65.5	$67.3	$130.3	$135.0
Gross margin %	14.5%	17.0%	14.8%	16.2%
Selling and distribution expenses	$5.9	$6.1	$11.9	$12.5
General and administrative expenses	$4.9	$4.5	$9.6	$9.0
Research and development expenses	$.2	$.1	$.4	$.3
Other income	$(.3)	$(.3)	$(.7)	$(.6)
Interest expense, net	$.3	$.4	$.6	$.8
Income before income taxes from continuing operations	$(1.6)	$.5	$(2.5)	$(.2)
Income (loss) from continuing operations	$(.9)	$.3	$(1.5)	$(.1)
Income from discontinued operations, net of income taxes	$—	$1.1	$1.0	$(.1)
Net income (loss)	$(.9)	$1.4	$(.5)	$(.2)

Depreciation and amortization	$1.5	$1.6	$3.1	$3.3
Investment in plant and equipment	$1.0	$1.2	$1.7	$2.7
Our net sales decreased $1.8 million, or 2.7 percent, to $65.5 million for the second quarter of 2006 compared to $67.3 million for the second quarter of 2005. The decrease was due to lower sales in our Specialty Paper Products segment. Our net sales decreased $4.7 million, or 3.5 percent, to $130.3 million for the first six months of 2006 compared to $135.0 million for the first six months of 2005. The decrease was due to lower sales in our Specialty Paper Products segment.
Our gross margin percentage decreased to 14.5 percent for the second quarter of 2006 compared to 17.0 percent for the second quarter of 2005. Our gross margin percentage decreased to 14.8 percent for the first six months of 2006 compared to 16.2 percent in the first six months of 2005. Gross margin decreased $1.9 million to $9.5 million for the second quarter of 2006 compared to $11.4 million for the second quarter of 2005. Gross margin decreased $2.7 million to $19.2 million for the first six months of 2006 compared to $21.9 million for the first six months of 2005. These decreases were due to margin percentages declines in both our Specialty Paper Products and Label Products segments, which were primarily attributable to lower sales volume, unfavorable product mix, increased pension cost, severance and costs related to plant consolidation projects for the second quarter and the first six months of 2006 compared to the second quarter and first six months of 2005.

Selling and distribution expenses decreased $.2 million to $5.9 million for the second quarter of 2006 compared to $6.1 million for the second quarter of 2005. Selling and distribution expenses decreased $.6 million to $11.9 million for the first six months of 2006 from $12.5 million for the first six months of 2005. The decrease in the first six months of 2006 was primarily due to lower distribution costs due to decreased sales volume. As a percent of sales, selling and distribution expenses remained unchanged at 9.0 percent for the second quarters of 2005 and 2006. As a percentage of sales, selling and distribution expenses decreased from 9.3 percent for the first six months of 2005 to 9.1 percent for the first six months of 2006.
General and administrative expenses increased $.4 million to $4.9 million for the second quarter of 2006 compared to $4.5 million for the second quarter of 2005. General and administrative expenses increased $.6 million to $9.6 million for the first six months of 2006 compared to $9.0 million for the first six months of 2005. The increase for both the second quarter and the first six months of 2006 was primarily due to increased pension costs. Our corporate expenses increased $.3 million in the second quarter of 2006 compared to the second quarter of 2005 primarily due to increased pension costs related to our use of updated mortality tables and a lower discount rate in 2006 compared to 2005. In addition, corporate expenses include operating costs of our former toner and developer facility located in Merrimack, New Hampshire, a portion of which has been leased and will begin to generate lease income in the third quarter of 2006. Our corporate expenses increased $.3 million from $3.5 million in the first six months of 2005 to $3.8 million in the first six months of 2006 primarily due to increased pension costs. As a percentage of sales, general and administrative expenses were 7.5 percent for the second quarter of 2006 and 6.7 percent for the second quarter of 2005. As a percent of sales, general and administrative expenses increased from 6.7 percent for the first six months of 2005 to 7.4 percent for the first six months of 2006.
Research and development expenses increased $.1 million for the second quarter of 2006 to $.2 million compared to $.1 million for the second quarter of 2005. Research and development expenses increased $.1 million for the first six months of 2006 to $.4 million compared to $.3 million for the first six months of 2005. The increased spending was primarily related to RFID related projects in our Label Products segment.
Interest expense decreased $.1 million to $.3 million for the second quarter of 2006 compared to $.4 million for the second quarter of 2005. Interest expense decreased $.2 million to $.6 million for the first six months of 2006 compared to $.8 million for the first six months of 2005. The decrease was primarily due to the recognition of a mark-to-market adjustment related to our interest rate swap entered into in the first quarter of 2006.
Other income remained unchanged at $.3 million in the second quarters of 2005 and 2006. Other income increased $.1 million to $.7 million for the first six months of 2006 compared to $.6 million for the first six months of 2005. Other income includes income from the rental of warehouse space not utilized by us in our Merrimack, New Hampshire facility included in our Specialty Paper Products segment.
Pretax loss from continuing operations was $1.6 million for the second quarter of 2006 compared to pretax income from continuing operations of $.5 million for the second quarter of 2005. Pretax loss from continuing operations was $2.5 million for the first six months of 2006 compared to pretax loss from continuing operations of $.2 million for the first six months of 2005. The $2.1 million decrease in pretax income in the second quarter is primarily due to lower margins in our Specialty Paper Products segment and increased general and administrative expenses. The $2.4 million decrease for the first six months of 2006 compared to the first six months of 2005 was primarily due to incremental cost of $.9 million related to increased pension costs included in both gross margin and general and administrative expenses and decreased gross margin in each of our segments.
The estimated annual effective income tax rate for continuing operations was 38.8 percent for the six months ended June 30, 2006 and 35.1 percent for six months ended July 1, 2005. The estimated rates were higher than the U.S. statutory rate principally due to the impact of state income taxes.
Income from discontinued operations, net of taxes, was $0 million for the second quarter of 2006 compared to income from discontinued operations, net of taxes, of $1.1 million for the second quarter of 2005. Income from discontinued operations, net of taxes, was $1.0 million for the first six months of 2006 compared to a loss from discontinued operations, net of taxes, of $.1 million for the first six months of 2005. The discontinued operations relate primarily to the exit of our toner and developer business, which was previously included in our former Imaging Supplies segment. The discontinued operations for the second quarter of 2006 included a gain from the sale of certain assets of our former toner and developer division offset by plant closure costs. The discontinued operations for the second quarter of 2005 included results of our former toner and developer business operation and income from our amended settlement agreement with the IRS resulting in the reversal of a previously estimated accrued amount. The discontinued operations for the first six months of 2006 included gains from the sale of formulations and certain assets as part of the liquidation of the toner and developer business and a gain from the liquidation of an inactive foreign subsidiary. The discontinued operations, net of taxes, for the first six months of 2005 included results of our toner and developer business operation, special charges for toner and developer related severance expense, a loss on curtailment of pension benefits and income from our amended settlement agreement with the IRS resulting in the reversal of a previously estimated accrued amount.
Our net loss for the second quarter of 2006 was $0.9 million, or $0.16 per share, compared to net income of $1.4 million, or $0.23 per share, for the second quarter of 2005. Our net loss for the first six months of 2006 was $.5 million, or $0.09 per share, compared to a net loss of $.2 million, or $0.04 per share, for the first six months of 2005.
Results of Operations by Reportable Segment
Label Products Segment

	Second Quarter	Second Quarter	First Six Months	First Six Months
	2006	2005	2006	2005
	(in millions)
Net sales	$26.7	$26.6	$53.0	$52.9
Gross margin %	14.3%	14.1%	13.6%	14.1%
Selling and distribution expenses	$1.8	$1.6	$3.5	$3.3
General and administrative expenses	$1.1	$1.0	$2.3	$1.9
Income from operations before income taxes	$.8	$1.2	$1.3	$2.3

Depreciation and amortization	$.7	$.7	$1.4	$1.3
Investment in plant and equipment	$.2	$.3	$.4	$.7
Net sales for our Label Products segment were $26.7 million for the second quarter of 2006 compared to $26.6 million for the second quarter of 2005. Net sales were $53.0 million for the first six months of 2006 compared to $52.9 million for the first six months of 2005.
•	The $.1 million, or .1 percent, increase in net sales in the second quarter of 2006 resulted primarily from a $.5 million increase in our retail shelf product line, $.3 million increase in our ticket product line and $.2 million increase in our RFID product line, which was partially offset by declines of $.6 million in our pharmacy product line, $.1 million in our supermarket scale product line, and $.2 million in all other product lines. The increase in the retail shelf product line resulted from the asset acquisition of Label Systems International (LSI) in June 2005, which increased our customer and product base. The increase in our ticket product line results from increased sales volume primarily due to industry consolidation. The decreased sales in our pharmacy product line is primarily a result of a lost customer.

•	The $.1 million increase in net sales for the first six months of 2006 resulted primarily from a $.6 million increase in our tickets product line, $.5 million increase in our retail shelf product line and $.6 million increase in our RFID product line which was partially offset by declines of $1.1 million in our supermarket scale product line, $.2 million in our laser product line and $.3 million in all other product lines. Our ticket product line sales volume growth was due to recent industry consolidation. The increase in the retail shelf product line resulted from our asset acquisition from LSI in June 2005, which increased our customer and product base. The decrease in sales of our supermarket scale product line resulted primarily from lost business.
Gross margin for the Label Products segment increased $.1 million to $3.8 million for the second quarter of 2006 compared to $3.7 million for the second quarter of 2005. Gross margin decreased $.3 million to $7.2 million for the first six months of 2006 compared to $7.5 million for the first six months of 2005. As a percentage of net sales, the gross margin increased from 14.1 percent for the second quarter of 2005 to 14.3 percent for the second quarter of 2006. The gross margin percentage decreased from 14.1 percent for the first six months of 2005 to 13.6 percent for the first six months of 2006. Our gross margin for the second quarter of 2006 was negatively impacted by shutdown expenses related to the closure of our St. Louis, Missouri manufacturing plant costs associated with the plant consolidation project and increased pension cost. The decrease in the gross margin percentage for the six months of 2006 was primarily related to increased pension costs and plant consolidation costs.
Selling and distribution expenses for our Label Products segment increased $.2 million to $1.8 million for the second quarter of 2006 from $1.6 million for the second quarter of 2005. Selling and distribution expenses increased $.2 million to $3.5 million for the first six months of 2006 compared to $3.3 million for the first six months of 2005. As a percentage of sales, selling and distribution expenses increased from 6.0 percent for the second quarter of 2005 to 6.7 percent for the second quarter of 2006. As a percentage of sales, selling and distribution expenses increased to 6.6 percent for the first six months of 2006 compared to 6.2 percent for the first six months of 2005. The increase for the second quarter and the first six months of

2006 was primarily due to increased distribution expense related to increased freight rates, travel cost, advertising and trade show costs and increased commission expense related to our LSI acquisition in June 2005.
General and administrative expenses for our Label Products segment increased $.1 million to $1.1 million for the second quarter of 2006 from $1.0 million for the second quarter of 2005. General and administrative expenses increased $.4 million to $2.3 million for the first six months of 2006 compared to $1.9 million for the first six months of 2005. As a percentage of net sales, general and administrative expenses were 4.1 percent for the second quarter of 2006 and 3.8 percent for the second quarter of 2005. As a percentage of net sales, general and administrative expenses increased from 3.6 percent for the first six months of 2005 to 4.3 percent for the first six months of 2006. The higher general and administrative cost is mainly attributable to increased pension costs, legal fees and relocation expenses related to our plant consolidation project.
Pretax income for our Label Products segment decreased $.4 million in the second quarter of 2006 to $.8 million compared to $1.2 million for the second quarter of 2005. Pretax income decreased $1.0 million to $1.3 million for the first six months of 2006 compared to $2.3 million for the first six months of 2005.
Specialty Paper Products Segment

	Second Quarter	Second Quarter	First Six Months	First Six Months
	2006	2005	2006	2005
	(in millions)
Net sales	$39.7	$41.4	$79.0	$83.7
Gross margin %	13.9%	18.4%	14.9%	17.1%
Selling and distribution expenses	$4.0	$4.5	$8.3	$9.2
General and administrative expenses	$1.8	$1.8	$3.5	$3.6
Research and development expenses	$.1	$.1	$.3	$.3
Other income	$(.3)	$(.3)	$(.7)	$(.6)
Income from operations before income taxes	$(.2)	$1.5	$.4	$1.8

Depreciation and amortization	$.7	$.8	$1.5	$1.8
Investment in plant and equipment	$.8	$.9	$1.3	$1.9
Net sales for our Specialty Paper Products segment were $39.7 million for the second quarter of 2006 compared to $41.4 million for the second quarter of 2005. Net sales were $79.0 million for the first six months of 2006 compared to $83.7 million for the first six months of 2005.
•	The $1.7 million, or 4.1 percent, decrease in net sales in the second quarter of 2006 was primarily related to a $1.6 million decrease in our thermal point of sale (POS) product line, a $.9 million decrease in our coated carbonless product line, a $.3 million decrease in our retail POS product line and a $.2 million decrease in our dry gum product line, which were partially offset by increased sales of $1.0 million in our wide-format product line, $.2 million increase in our thermal ticket and tag product line and $.1 increase in our ribbon and laser cartridge product lines. The decrease in net sales of our thermal POS product line was due mainly to lower unit volume resulting from lost business. The decrease in net sales of our coated carbonless product line is the result of the exit and sale of certain assets of the coated carbonless product line in February 2006. Our dry gum product line is a mature product line, which continues to decline due to technology changes. The net sales increase in our wide-format products resulted from business gained from new customers. The net sales increase in our thermal ticket and tag product line is the result of increased sales volume related to theater industry consolidation. The increase in our ribbon and laser cartridge products is due to product sales as a result of customers gained from our acquisition of the assets of LSI in June 2005.

•	The $4.7 million, or 5.6 percent, decrease in net sales in the first six months of 2006 was primarily due to sales decreases of $4.5 million in our thermal POS product line, $1.2 million in our coated carbonless product line, $.7 million in our thermal facesheet product line, $.6 million in our retail POS product line, $.3 million in our dry gum product line and $.3 million in other miscellaneous product lines. The net sales decreases were partially offset by sales increases of $1.5 million in our wide-format product line and $1.4 million in our ribbons and laser cartridge product lines. The net sales decrease in our thermal POS product line was primarily due to lower unit volume resulting from lost business. The decrease in net sales of our coated carbonless product line is the result of the exit and sale of certain assets of the coated carbonless product line in February 2006. The net sales decrease in our thermal facesheet product line was primarily due to lower volume from existing customers. The continued shift in user preference from moisture activated adhesive to pressure sensitive adhesive resulted in lower sales of our dry gum product line. The net sales increase in our wide-format products resulted from new customer business increases. The increase in our ribbon and laser cartridge products is due to product sales as a result of customers gained from our acquisition of the assets of LSI in June 2005.

Gross margin for our Specialty Paper Products segment decreased $2.1 million in the second quarter of 2006 and $2.5 million for the first six months of 2006 from $7.6 million for the second quarter of 2005 and $14.3 million for the first six months of 2005. The gross margin percentage decreased from 18.4 percent for the second quarter of 2005 to 13.9 percent for the second quarter of 2006. The gross margin percentage decreased to 14.9 percent for the first six months of 2006 from 17.1 percent for the first six months of 2005. The decrease in the gross margin percentage in the second quarter of 2006 and for the first six months of 2006 was due primarily to severance of $.2 million, cost associated with vacating space in our Merrimack, New Hampshire facility of $.5 million, an unfavorable product mix resulting from sales declines in the mature and higher margin product lines, lower absorption of fixed production costs in both our paper converting and coating operations due to the decrease both in production volume and productivity and increased utility and pension costs in our paper coating operation.
Selling and distribution expenses for our Specialty Paper Products segment decreased $.5 million to $4.0 million for the second quarter of 2006 from $4.5 million for the second quarter of 2005 and $.9 million to $8.3 million for the first six months of 2006 from $9.2 million for the first six months of 2005. The decrease resulted primarily from lower distribution expenses related to the decreased sales volume. As a percentage of net sales, selling and distribution expenses decreased from 10.8 percent for the second quarter of 2005 to 10.0 percent for the second quarter of 2006. As a percentage of net sales, selling and distribution expenses decreased from 11.0 percent for the first six months of 2005 to 10.5 percent for the first six months of 2006.
General and administrative expenses for our Specialty Paper Products segment remained unchanged at $1.8 million for the second quarter of 2006 compared to the second quarter of 2005. General and administrative expenses decreased $.1 million to $3.5 million for the first six months of 2006 from $3.6 million for the first six months of 2005. The decrease for the first six months of 2006 was primarily driven from a gain on the sale of certain manufacturing equipment associated with selling the coated carbonless product line. As a percentage of net sales, general and administrative expenses were 4.5 percent for the second quarter of 2006 and 4.4 percent for the second quarter of 2005. As a percentage of net sales, general and administrative expenses increased from 4.3 percent for the first six months of 2005 to 4.4 percent for the first six months of 2006.
Research and development expenses remained unchanged at $.1 million for the second quarter of 2006 compared to the second quarter of 2005 and remained unchanged at $.3 million for the first six months of 2006 compared to the first six months of 2005.
Pretax loss for our Specialty Paper Products segment of $.2 million for the second quarter of 2006 was $1.7 million lower than our income of $1.5 million for the second quarter of 2005. Pretax income decreased $1.4 million to $.4 million for the first six months of 2006 compared to $1.8 million for the first six months of 2005. The lower pretax income resulted mainly from lower gross margins.
Discontinued Operations
Discontinued operations include, among other items, the results of our toner and developer business for all periods presented, the liquidation of an inactive foreign subsidiary for the six months ended June 30, 2006 and a gain from the reversal of a tax accrual related to IRS audits from the years 1995 through 2000 for the three and six months ended July 1, 2005, as follows:

	For the		For the
	three months ended		six months ended
	June 30,	July 1,	June 30,	July 1,
(In thousands)	2006	2005	2006	2005
Toner and developer:
Income (loss), net of taxes	$(114)	$ (141)	$231	$(1,339)
Gain on disposal, net of taxes	114	—	421	—

Toner and developer discontinued operations, net of taxes	—	(141)	652	(1,339)
Gain from reversal of tax accrual related to IRS audits	—	1,235	—	1,235
Gain from liquidation on foreign subsidiary, net of taxes	—	—	352	—

Income (loss) from discontinued operations, net of taxes	$—	$1,094	$1,004	$(104)

On April 1, 2005, we committed to a plan to exit our toner and developer business, which was included in our former Imaging Supplies segment, by March 31, 2006. We ceased operations of our toner and developer business on March 31, 2006. Our toner and developer business employed approximately 70 people located primarily at our facilities in Nashua and Merrimack, New Hampshire. During the second quarter of 2006, we sold certain assets of the toner and developer business and we received net proceeds of $1.1 million and recorded a gain of $.1 million, net of taxes. During the first six months of 2006, we sold certain formulations and other assets of the toner and developer business and we received net proceeds of $2.1 million and recorded a gain of $.4 million, net of taxes. We retained our resin product line which was part of our former Imaging Supplies segment and is now classified in the “All Other” category.
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
Results of our toner and developer business for all periods presented, the liquidation of an inactive foreign subsidiary for the six months ended June 30, 2006 and a gain from the reversal of a tax accrual related to IRS audits from the years 1995 through 2000 for the three and six months ended July 1, 2005 are summarized as follows:

	For the		For the
	three months ended		six months ended
	June 30,	July 1,	June 30,	July 1,
(In thousands)	2006	2005	2006	2005
Net sales	$438	$5,926	$7,459	$11,457

Income (loss) before income taxes	$(58)	$(493)	$1,624	$(2,444)
Income taxes (benefit)	(58)	(1,587)	620	(2,340)

Income (loss) from discontinued operations	$—	$1,094	$1,004	$(104)

Assets held for sale include $.1 million representing the carrying value of real estate in Nashua, New Hampshire.
Liquidity, Capital Resources and Financial Condition
Cash and cash equivalents decreased $.1 million during the first six months of 2006 to $.5 million at June 30, 2006. Cash provided by operations of $4.7 million and cash provided by investing activities of $.7 million were slightly offset by cash used for financing activities of $5.5 million. Our cash flows from continuing and discontinued operations are combined in our consolidated statements of cash flows.
Cash flow provided by operations of $4.7 million in the first six months of 2006 resulted primarily from our net loss of $.5 million adjusted by depreciation and amortization of $3.9 million and changes in operating assets and liabilities of $2.7 million. The changes in operating assets and liabilities resulted primarily from a $5.0 million decrease in accounts receivable, a $1.5 million increase in other long-term liabilities and a $.2 million decrease in inventories which more than offset a $2.3 million increase in other assets, a $.7 million increase in other current assets, a $1.0 million decrease in accrued expenses and a $.2 million decrease in accounts payable. The decrease in accounts receivable was primarily due to lower sales volume and cash collections from customers of our former toner and developer business, which was discontinued as of March 31, 2006. The increase in our other long-term liabilities resulted from an increase in our pension liability. The increase in our other assets resulted primarily from an increase to our long-term tax assets and our investment in an unconsolidated joint venture while the increase in other current assets resulted primarily from insurance premium payments which are categorized as prepayments in our consolidated Balance Sheets.

Cash provided by investing activities of $.7 million related to cash used for investments in fixed assets of $1.7 million primarily in our Specialty Paper Products segment and $.3 million related to our investment in an unconsolidated joint venture which were more than offset by proceeds from the sale of assets of $2.7 million primarily related to the sale of certain formulations and other assets from discontinued operations and the proceeds from the sale of certain assets of our coated carbonless product line in our Specialty Paper Products segment.
Cash used in financing activities of $5.5 million related primarily to a repayment of our long-term debt. On March 30, 2006, we entered into an Amended and Restated Credit Agreement with LaSalle Bank National Association and other lenders to amend and restate in its entirety our Credit Agreement, dated March 1, 2002, as amended. The Restated Credit Agreement extends the term of the credit facility under the Original Credit Agreement to March 31, 2009 and provides for a revolving credit facility of $35 million, including a $5 million sublimit for the issuance of letters of credit, and a $2,841,425 secured letter of credit that will continue to support Industrial Development Revenue Bonds issued by the Industrial Development Board of the City of Jefferson City, Tennessee. The Restated Credit Agreement contains financial covenants that require us to maintain certain ratios such as funded debt to adjusted earnings before interest, income taxes, depreciation and amortization, also known as adjusted EBITDA, and a fixed charge coverage ratio. In addition, the Restated Credit Agreement extinguishes the term loan that had existed under the Original Credit Agreement.
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
For the six months ended June 30, 2006 and July 1, 2005, the weighted average annual interest rate on our long-term debt was 7.0 percent and 5.0 percent, respectively. We had $9.0 million of available borrowing capacity at June 30, 2006 under our revolving loan commitment. We had $2.6 million of obligations under standby letters of credit with the banks which are included in our bank debt when calculating our borrowing capacity.
Furthermore, without prior consent of our lenders, the Restated Credit Agreement limits, among other things, capital expenditures to $8.0 million, the incurrence of additional debt and restricts the sale of certain assets and merger or acquisition activities. We may use cash for dividends or the repurchase of shares to the extent that the availability under the line of credit exceeds $3 million. We were in compliance with the financial covenants and our compliance at June 30, 2006 under the Restated Credit Agreement is as follows:

June 30, 2006
	Covenant	Requirement	Compliance
•	Maintain a fixed charged coverage ratio	Not less than 1.1 to 1.0	1.8 to 1.0
•	Maintain a funded debt to adjusted EBITDA ratio	Less than 2.75 to 1.0	2.37 to 1.0
Pursuant to our Restated Credit Agreement at June 30, 2006, our minimum payment obligations relating to long-term debt are as follows:

	2009 and
(In thousands)	Beyond	Total
Revolving portion of long-term debt	$20,700	$20,700
Industrial revenue bond	2,800	2,800

	$23,500	$23,500

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
This derivative does not qualify for hedge accounting, therefore changes in fair value of the hedge instrument is recognized in earnings. Interest expense was decreased for the mark-to-market adjustment of the derivative for the second quarter and first six months of 2006 by $.1 million and $.3 million, respectively. The fair market value of the derivatives resulted in an asset of $.3 million at June 30, 2006, which was determined based on current interest rates and expected trends.

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
Subsequent Event
On August 1, 2006, Michael T. Leatherman was elected to our Board of Directors.
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
For the interim period ended June 30, 2006, the effect of the adoption of FAS 123R was an increase to loss from continuing operations of $.1 million and a decrease to net income of $.1 million.
Compensation expense for the six months ended June 30, 2006 for restricted stock awards was $.1 million and is included in selling, general and administrative expenses. Total compensation related to non-vested awards not yet recognized at June 30, 2006 is $.2 million, which we expect to recognize as compensation expense over the next 3 years.
Critical Accounting Policies
Our critical accounting policies have not changed materially from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005, except as follows:
Effective January 1, 2006, we account for stock-based compensation in accordance with the fair value recognition provision of FAS 123R. We use the Black-Scholes option-pricing model and the binomial lattice model, which require the input of subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them, the estimated volatility of our common stock price over the expected term and the number of options that will ultimately not complete their vesting requirements. Changes in the subjective assumptions can materially affect the estimate of fair value stock-based compensation and consequently, the related amount recognized on the consolidated statements of operations.
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
We performed a sensitivity analysis assuming a hypothetical 10 percent increase in interest rates for our debt and interest rate swap agreement as of June 30, 2006. This analysis indicated that a 10 percent increase in interest rates would not have a material effect on our consolidated financial position, results of operations or cash flows. Actual changes in interest rates and their impact on us could differ materially from this hypothetical analysis.
ITEM 4. CONTROLS AND PROCEDURES
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2006. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commissions’ rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2006, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In August and September 1996, two individual plaintiffs filed lawsuits in the Circuit Court of Cook County, Illinois against us, Cerion Technologies, Inc., certain directors and officers of Cerion, and our underwriter, on behalf of all persons who purchased the common stock of Cerion between May 24, 1996 and July 9, 1996. These two complaints were consolidated. In March 1997, the same individual plaintiffs joined by a third plaintiff filed a Consolidated Amended Class Action Complaint. The consolidated complaint alleged that, in connection with Cerion’s initial public offering, the defendants issued materially false and misleading statements and omitted the disclosure of material facts regarding, in particular, certain significant customer relationships. In October 1997, the Circuit Court, on motion by the defendants, dismissed the consolidated complaint. The plaintiffs filed a Second Amended Consolidated Complaint alleging similar claims as the first consolidated complaint seeking damages and injunctive relief. On May 6, 1998, the Circuit Court, on motion by the defendants, dismissed with prejudice the Second Amended Consolidated Complaint. The plaintiffs filed with the Appellate Court an appeal of the Circuit Court’s ruling. On November 19, 1999, the Appellate Court reversed the Circuit Court’s ruling that dismissed the Second Amended Consolidated Complaint. The Appellate Court ruled that the Second Amended Consolidated Complaint represented a valid claim and sent the case back to the Circuit Court for further proceedings. On December 27, 1999, we filed a Petition with the Supreme Court of Illinois. In that Petition, we asked the Supreme Court of Illinois to determine whether the Circuit Court or the Appellate Court is correct. Our Petition was denied and the case was sent to the Circuit Court for trial. On October 8, 2003, the Circuit Court heard motions on a summary judgment motion and a class action certification motion. On August 16, 2005, the Circuit Court issued an order granting the defendants’ motion for Summary Judgment and dismissed the plaintiffs’ Complaint. On September 15, 2005, the plaintiffs appealed the Circuit Court’s grant of Summary Judgment with the Appeals Court. On April 21, 2006, we filed our brief in response to the plaintiff’s appeal. On June 30, 2006, the Appellate Court dismissed the plaintiffs’ appeal of the August 16, 2005 order by the Circuit Court which granted the defendants’ motion for Summary Judgment. We believe that we will receive the value of our 37.1 percent ownership in the Cerion Liquidating Trust which was valued at $1.5 million before income taxes at June 30, 2006. Our investment in Cerion is included under other assets in our Consolidated Balance Sheets.
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
On September 2, 2005, Ricoh filed a Motion for Summary Judgment on the defendants’ remaining defenses related to the ‘963 patent and a motion seeking to permanently enjoin the defendants from selling the Ricoh compatible toner bottles accused of infringement in the suit. On October 17, 2005, the defendants filed Opposition to Ricoh’s Motion for Summary Judgment and Motion for Permanent Injunction and are awaiting rulings from the District Court. On December 14, 2005, the defendants filed another Motion for Summary Judgment of Invalidity of the ‘963 patent. Ricoh has filed a memorandum in opposition and the parties are awaiting a ruling from the District Court.
On May 19, 2006, the defendants jointly filed three additional Motions for Summary Judgment of Noninfringement and Invalidity of the asserted Ricoh patents. On June 26, 2006, Ricoh filed Oppositions to the defendants’ Motions for Summary Judgment, as well as Cross-Motions for Summary Judgment. The defendants’ Replies and Oppositions to Ricoh’s Cross-Motions for Summary Judgment were filed on July 31, 2006.
In early May 2006, the parties completed expert discovery on Ricoh’s patent claims. Discovery on damages and willfulness issues has been bifurcated and will be addressed following completion of the liability phase of the litigation. Fact discovery on Katun and GPI’s antitrust counterclaims is ongoing. No trial date on liability issues has been set.
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
We are involved in certain environmental matters and have been designated by the Environmental Protection Agency, referred to as the EPA, as a potentially responsible party for certain hazardous waste sites. In addition, we have been notified by certain state environmental agencies that some of our sites not addressed by the EPA require remedial action. These sites are in various stages of investigation and remediation. Due to the unique physical characteristics of each site, the technology employed, the extended timeframes of each remediation, the interpretation of applicable laws and regulations and the financial viability of other potential participants, our ultimate cost of remediation is difficult to estimate. Accordingly, estimates could either increase or decrease in the future due to changes in such factors. At June 30, 2006, based on the facts currently known and our prior experience with these matters, we have concluded that it is probable that site assessment, remediation and monitoring costs will be incurred. We have estimated a range for these costs of $1.0 million to $2.0 million for continuing operations. These estimates could increase if other potentially responsible parties or our insurance carriers are unable or unwilling to bear their allocated share and cannot be compelled to do so. At June 30, 2006, our accrual balances relating to environmental matters were $1.0 million for continuing operations. Based on information currently available, we believe that it is probable that the major potentially responsible parties will fully pay the costs apportioned to them. We believe that our remediation expense is not likely to have a material adverse effect on our consolidated financial position or results of operations.
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
Our Specialty Paper Products segment operates a manufacturing facility in New Hampshire, which has relatively higher labor and utility costs compared to other parts of the United States where some of our competitors are located or operate. Some of our competitors may be larger in size or scope than we are, which may allow them to achieve greater economies of scale on a global basis or allow them to better withstand periods of declining prices and adverse operating conditions.

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
We depend on outside suppliers for most of the raw materials used in our business. Although we believe that adequate supplies of the raw materials we use are available, any significant decrease in supplies, any increase in costs or a greater increase in delivery costs for these materials could result in a decrease in our margins, which could harm our financial condition. For example, our Specialty Paper Products and Label Products segments are impacted by the economic conditions and the plant capacity dynamics within the paper and label industry. In general, the availability and pricing of commodity paper such as uncoated face sheet is affected by the capacity of the paper mills producing the products. Increases in the level at which paper manufacturers, or other producers of the raw materials we use in our business, operate could cause increases in the costs of raw materials, which could harm our financial condition if we are unable to recover the cost from our customers. Conversely, an excess supply of materials could result in lower selling prices and the risk of eroded margins.
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
Funding for the defined benefit pension plans we sponsor is determined based upon the funded status of the plans and a number of actuarial assumptions, including an expected long-term rate of return on plan assets and the discount rate utilized to compute pension liabilities. As of December 31, 2002, we froze benefits under two of these pension plans: the Nashua Corporation Retirement Plan for Salaried Employees and the Supplemental Executive Retirement Plan. In 2006, we also froze the benefits of the Nebraska employees included in the Nashua Hourly Employee retirement plan. Due to the use of updated mortality tables and the discount rate of our defined benefit pension plans in recent years, the defined benefit plans were underfunded as of December 31, 2005 by approximately $32.2 million, based on the actuarial methods and assumptions utilized for purposes of FAS 87 and after giving effect to the planned curtailment of benefits. As a result, we expect to experience an increase in our future cash contributions to our defined benefit pension plans. We expect to contribute approximately $1 million in 2006 and $9 million in 2007. In the event that actual results differ from the actuarial assumptions, the funded status of our defined benefit plans may change and any such resulting deficiency could result in additional charges to equity and against earnings and increase our required cash contributions. Additionally, legislative changes are being proposed in the U.S. Congress that, if enacted into law, would impact our defined benefit pension plans by altering the manner in which liabilities are determined for the purpose of calculating required pension contributions and the timing and manner in which required contributions to underfunded pension plans would be made.
We are dependent on key personnel and on the retention and recruiting of key personnel for our future success.
Our future success depends to a significant extent on the continued service of our key administrative manufacturing, sales and senior management personnel. However, our strategy to reduce costs, streamline operations and resolve legacy issues may adversely impact our workforce. We do not have employment agreements with most of our executives and do not maintain key person life insurance on any of these executives. We do have an employment agreement with Thomas G. Brooker, who has served as our President and Chief Executive Officer since May 4, 2006. In addition, on April 24, 2006, we entered into a letter agreement with Mr. Albert pursuant to which Mr. Albert will become our Executive Chairman commencing on May 4, 2006. The loss of the services of one or more of our key employees could significantly delay or prevent the achievement of our product development and other business objectives and could harm our business. While we have entered into executive severance agreements with many of our key employees, there can be no assurance that the severance agreements will provide adequate incentives to retain these employees. Our future success also depends on our continuing ability to attract, retain and motivate highly skilled employees for key positions. There is competition for qualified employees. We may not be able to retain our key employees or attract, assimilate or retain other highly qualified employees in the future.

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
A collective bargaining agreement with the United Steelworkers of America covering most hourly employees in our New Hampshire facility was scheduled to expire on April 2, 2006, but was extended to June 2, 2006. Despite the contract’s expiration on that date and the local union membership’s rejection on July 30, 2006 of our proposal for a new agreement, the employees have continued to work and another negotiation session with the union has been scheduled. We cannot predict that a new agreement satisfactory to us will or will not be ratified by the union membership.

that a contract will be approved. If we fail to enter into a new union contract with these employees, the coating operations at our New Hampshire facility could be disrupted.
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
Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and the NASDAQ Global Market rules, are creating uncertainty for companies such as ours. These new or changed laws, regulations and standards are subject to varying interpretations in many cases and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, our efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased general and administrative expenses and management time and attention. In particular, our efforts to comply with Section 404 of Sarbanes-Oxley and the related regulations regarding our required assessment of our internal controls over financial reporting and our external auditors’ audit of that assessment has required the commitment of significant financial and managerial resources. The SEC has announced a one-year extension for non-accelerated filers for compliance with Section 404 of Sarbanes-Oxley, which will require us to begin to comply with the Section 404 requirements for our fiscal year ending December 31, 2007. We expect our compliance efforts to require the continued commitment of significant resources. Additionally, if our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies, our reputation may be harmed and we might be subject to sanctions or investigation by regulatory authorities, such as the SEC. Any such action could adversely affect our business and the market price of our stock.
ITEM 4. SUBMISSION OF OTHER MATTERS TO A VOTE OF SECURITY HOLDERS
(a)	Our 2006 Annual Meeting of Stockholders was held on May 1, 2006.

(b)	At our 2006 Annual Meeting, our stockholders elected Andrew B. Albert, L. Scott Barnard, Thomas G. Brooker, Avrum Gray, George R. Mrkonic, Jr. and Mark E. Schwarz to serve as our directors until our next annual meeting of stockholders and until their successors are elected and qualified.

(c)	The matters acted upon at our 2006 Annual Meeting, and the voting tabulation for each matter, is as follows:
Proposal 1: To elect six directors for a term of one year.

	Number of Votes
Nominees	For	Withheld

Andrew B. Albert	5,296,676	113,658
L. Scott Barnard	5,360,512	49,822
Thomas G. Brooker	5,360,512	49,822
Avrum Gray	5,360,082	50,252
George R. Mrkonic, Jr.	5,358,277	52,057
Mark E. Schwarz	4,906,841	503,493
Each of the above named individuals was elected as a director of our Company.
Proposal 2: To ratify the selection of Ernst & Young LLP as our independent registered public accounting firm for the year ending December 31, 2006:

For	Against	Abstain

5,403,988	758	5,588

The proposal was approved.
ITEM 5. OTHER INFORMATION
Stockholder Proposals
Any stockholder proposal which is to be included in the proxy materials for the 2007 annual meeting must be received by us on or before November 29, 2006. Such proposals should be directed to Nashua Corporation, 11 Trafalgar Square, Suite 201, Nashua, New Hampshire 03063, Attention: Secretary.
In addition, our by-laws require that we be given advance notice of stockholder nominations for election to the Board of Directors and of other matters which stockholders wish to present for action at an annual meeting of stockholders, other than matters included in our proxy statement in accordance with SEC Rule 14a-8. The required notice must be in writing and received by our corporate secretary at our principal executive offices not less than 60 days nor more than 90 days prior to the annual meeting of stockholders. However, in the event that less than 70 days’ prior disclosure of the date of the meeting is first given or made (whether by public disclosure or written notice to stockholders), notice by the stockholder to be timely must be received by our corporate secretary at our principal executive offices no later than the close of business on the 10th day following the day on which such disclosure of the date of the meeting was made. The date of our 2007 annual meeting of stockholders has not yet been established, but assuming it is held on May 1, 2007, in order to comply with the time periods set forth in our by-laws, appropriate notice for the 2007 annual meeting would need to be provided to our corporate secretary no earlier than January 31, 2007 and no later than March 2, 2007.

ITEM 6. EXHIBITS

10.1		Letter Agreement, by and between the Company and Andrew Albert, dated as of April 24, 2006. Incorporated by reference to our current report on Form 8-K filed on April 25, 2006.

10.2		Restricted Stock Agreement, by and between the Company and Thomas G. Brooker, dated as of May 4, 2006. Incorporated by reference to our current report on Form 8-K filed on May 5, 2006.

10.3		Restricted Stock Agreement, by and between the Company and Thomas G. Brooker, dated as of May 4, 2006. Incorporated by reference to our current report on Form 8-K filed on May 5, 2006.

31.1	*	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 4, 2006.

31.2	*	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 4, 2006.

32.1	*
Certificate of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 4, 2006.

32.2	*
Certificate of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 4, 2006.

* -	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NASHUA CORPORATION

(Registrant)

Date: August 4, 2006	By:	/s/ John L. Patenaude

John L. Patenaude
Vice President-Finance and
Chief Financial Officer
(principal financial and duly authorized officer)