Form 10-Q
period 2006-09-29
NASHUA CORP
filed 2006-11-03
CIK 69680

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2006
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
Yes: ☒                 No: ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐       Accelerated filer ☐      Non-accelerated filer ☒
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes: ☐                 No: ☒
     The number of shares outstanding of each of the registrant’s classes of common stock, as of October 27, 2006:

Class	Number of Shares

Common Stock, $1.00 par value	6,351,357

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
NASHUA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 29, 2006	December 31,
	(Unaudited)	2005
	(In thousands)
ASSETS:
Current assets:
Cash and cash equivalents	$310	$653
Accounts receivable	29,624	33,922
Inventories:
Raw materials	11,273	11,789
Work in process	2,254	3,145
Finished goods	9,288	7,350

	22,815	22,284
Other current assets	4,095	2,980
Assets held for sale	54	—

Total current assets	56,898	59,839

Plant and equipment	87,587	104,868
Accumulated depreciation	(55,382)	(68,406)

	32,205	36,462

Goodwill	31,516	31,516
Intangibles, net of amortization	1,333	1,773
Loans to related parties	1,015	1,015
Other assets	15,546	14,314

Total assets	$138,513	$144,919

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$20,821	$14,992
Accrued expenses	7,806	8,965
Current maturities of long-term debt	—	3,500
Current maturities of notes payable	83	333

Total current liabilities	28,710	27,790

Long-term debt	19,400	25,250
Notes payable to related parties	306	368
Other long-term liabilities	37,836	37,777

Total long-term liabilities	57,542	63,395

Commitments and contingencies (see Note 8)
Shareholders’ equity:
Common stock	6,299	6,259
Additional paid-in capital	15,951	15,764
Retained earnings	56,160	57,860
Accumulated other comprehensive loss:
Minimum pension liability adjustment, net of tax	(26,149)	(26,149)

Total shareholders’ equity	52,261	53,734

Total liabilities and shareholders’ equity	$138,513	$144,919

See accompanying notes.

NASHUA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine months Ended
	Sept. 29,	Sept. 30,	Sept. 29,	Sept. 30,
	2006	2005	2006	2005
		(In thousands, except per share data)
Net sales	$69,487	$68,570	$199,756	$203,524
Cost of products sold	58,772	56,740	169,795	169,830

Gross margin	10,715	11,830	29,961	33,694
Selling, distribution and administrative expenses	11,281	10,221	32,597	31,663
Research and development expense	128	71	522	420
Loss from equity investment	71	—	190	—
Interest expense, net	620	465	1,221	1,290
Loss on curtailment of pension benefits	939	—	939	—
Gain on curtailment of post-retirement benefits	(206)	—	(206)	—
Other income	(286)	(260)	(944)	(839)

Income (loss) from continuing operations before income taxes (benefit)	(1,832)	1,333	(4,358)	1,160
Provision (benefit) for income taxes	(619)	508	(1,600)	447

Income (loss) from continuing operations	(1,213)	825	(2,758)	713
Income (loss) from discontinued operations, net of taxes	54	18	1,058	(86)

Net income (loss)	$(1,159)	$843	$(1,700)	$627

Basic earnings per share:
Income (loss) per common share from continuing operations	$(0.20)	$0.14	$(0.45)	$0.12
Income (loss) per common share from discontinued operations	0.01	—	0.17	(0.02)

Net income (loss) per common share	$(0.19)	$0.14	$(0.28)	$0.10

Average common shares	6,146	6,089	6,133	6,084

Diluted earnings per share:
Income (loss) per common share from continuing operations assuming dilution	$(0.20)	$0.13	$(0.45)	$0.12
Income (loss) per common share from discontinued operations assuming dilution	0.01	0.01	0.17	(0.02)

Net income (loss) per common share assuming dilution	$(0.19)	$0.14	$(0.28)	$0.10

Dilutive effect of stock options	—	92	—	116

Average common and potential common shares	6,146	6,181	6,133	6,200

See accompanying notes.

NASHUA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months Ended
	Sept. 29,	Sept. 30,
	2006	2005
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(1,700)	$627
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	5,445	6,928
Stock based compensation	8	—
Tax benefit from exercised stock options	24	—
(Gain) loss on sale/disposal of property and equipment	(1,225)	109
Loss from equity investment	190	—
Net loss on curtailment of pension and postretirement benefits	374	385
Net change in operating assets and liabilities, net of effects from acquisitions of business	6,342	(5,388)
Other	(289)	1,184

Cash provided by operating activities	9,169	3,845

Cash flows from investing activities:
Investment in plant and equipment	(2,395)	(3,390)
Acquisitions	—	(435)
Proceeds from sale of property and equipment	2,813	20
Investment in unconsolidated joint venture	(488)	(50)

Cash used in investing activities	(70)	(3,855)

Cash flows from financing activities:
Net proceeds from (repayments on) revolving portion of long-term debt	(6,750)	3,400
Principal repayments on term portion of long-term debt	—	(2,550)
Repayment on refinancing on long-term debt	(25,950)	—
Proceeds from refinancing on long-term debt	23,350	—
Repayment of notes payable to related parties	(312)	(738)
Proceeds from shares exercised under stock option plans	196	124
Tax benefit from exercised stock options	24	—

Cash provided by (used in) financing activities	(9,442)	236

Increase (decrease) in cash and cash equivalents	(343)	226
Cash and cash equivalents at beginning of period	653	884

Cash and cash equivalents at end of period	$310	$1,110

Supplemental disclosures of cash flow information:
Interest paid (net of amount capitalized)	$1,234	$1,276

Income taxes paid, net	$197	$38

Supplemental schedule of non-cash investing and financing activities:
Fair value of assets acquired	$—	$4,622
Liabilities assumed	—	(4,187)

Cash paid for acquisitions	$—	$435

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
Note 2: Goodwill and Acquired Intangible Assets
The carrying amount of goodwill by segment as of September 29, 2006 is $14.1 million and $17.4 million for our Specialty Paper Products and our Label Products segments, respectively.
Accumulated amortization of goodwill prior to the adoption of FAS 142 was $2.7 million. We perform our annual impairment test in the fourth quarter of each year.
Details of acquired intangible assets are as follows:

	As of September 29, 2006
			Weighted
	Gross		Average
	Carrying	Accumulated	Amortization
	Amount	Amortization	Period
		(In thousands)
Trademarks and tradenames	$560	$363	9 years
Licensing agreement	230	207	5 years
Customer relationships and lists	1,937	966	12 years
Customer contracts	620	497	4 years
Non-competition agreements	100	90	5 years
Patented technology	90	81	5 years

	$3,537	$2,204

Amortization Expense:
For the nine months ended September 29, 2006		$489
Remaining amount estimated for the year ending December 31, 2006		$152
Estimated for the year ending December 31, 2007		$382
Estimated for the year ending December 31, 2008		$189
Estimated for the year ending December 31, 2009		$122
Estimated for the year ending December 31, 2010		$99
Estimated for the year ending December 31, 2011		$83
Estimated for the year ending December 31, 2012 and thereafter		$306

Note 3: Pension and Postretirement Benefits
Net periodic pension and postretirement benefit costs for the three and nine months ended September 29, 2006 and September 30, 2005 from continuing and discontinued operations for the plans include the following components:

	Pension Benefits for three		Postretirement Benefits
	months ended		for three months ended
	Sept. 29,	Sept. 30,	Sept. 29,	Sept. 30,
	2006	2005	2006	2005
	(In thousands)
Components of net periodic (income) cost
Service cost	$197	$138	$14	$14
Interest cost	1,369	1,331	28	25
Expected return on plan assets	(1,484)	(1,463)	—	—
Amortization of prior service cost	48	67	(13)	(16)
Recognized net actuarial loss (gain)	653	395	(25)	(51)
Net loss (gain) on curtailment	939	—	(206)	—

Net periodic cost (income)	$1,722	$468	$(202)	$(28)

	Pension Benefits for nine		Postretirement Benefits
	months ended		for nine months ended
	Sept. 29,	Sept. 30,	Sept. 29,	Sept. 30,
	2006	2005	2006	2005
	(In thousands)
Components of net periodic (income) cost
Service cost	$735	$588	$42	$44
Interest cost	4,107	3,893	84	87
Expected return on plan assets	(4,451)	(4,399)	—	—
Amortization of prior service cost	144	201	(39)	(48)
Recognized net actuarial loss (gain)	1,917	1,011	(75)	(109)
Net (loss) gain on curtailment	939	385	(565)	—

Net periodic cost (income)	$3,391	$1,679	$(553)	$(26)

During the third quarter of 2006, we negotiated the freeze of the defined benefit pension and postretirement plans for members of the United Steelworkers’ union employed at our Merrimack, New Hampshire facility. In connection with this freeze, during the third quarter of 2006, we recognized a curtailment loss of $.9 million related to our defined benefit pension plan and we recognized a gain of $.2 million related to our postretirement plan. Both curtailments are included in our results of operations of our Specialty Paper Products segment. In addition to the curtailments related to our Specialty Paper Products segment, during the first nine months of 2006, we recognized a gain of $.4 million related to the curtailment of postretirement benefits related to our decision to exit the toner and developer business, which is included in discontinued operations. During the first nine months of 2005, we recognized a loss of $.4 million related to the curtailment of pension benefits based on our decision to exit the toner and developer business for employees included in our pension plans.
During the third quarter and the first nine months of 2006, we made contributions to our pension plans of $1.2 million and $1.8 million, respectively. We do not expect to make additional contributions to our pension plans in the fourth quarter of 2006.

Note 4: Discontinued Operations and Assets Held for Sale
Discontinued operations include, among other items, the results of our toner and developer business for all periods presented, the liquidation of an inactive foreign subsidiary for the nine months ended September 29, 2006 and a gain from a reversal of a tax accrual related to IRS audits from the years 1995 through 2000 for the nine months ended September 30, 2005, as follows:

	For the		For the
	three months ended		nine months ended
	Sept. 29,	Sept. 30,	Sept. 29,	Sept. 30,
	2006	2005	2006	2005
		(In thousands)
Toner and developer:
Income (loss), net of taxes	$54	$18	$285	$(1,321)
Gain on disposal, net of taxes	—	—	421	—

Toner and developer discontinued operations, net of taxes	54	18	706	(1,321)
Gain from reversal of tax accrual related to IRS audits	—	—	—	1,235
Gain from liquidation on foreign subsidiary, net of taxes	—	—	352	—

Income (loss) from discontinued operations, net of taxes	$54	$18	$1,058	$(86)

On April 1, 2005, we committed to a plan to exit our toner and developer business, which was included in our former Imaging Supplies segment, by March 31, 2006. We ceased operations of our toner and developer business on March 31, 2006. Our toner and developer business employed approximately 70 people located primarily at our facilities in Nashua and Merrimack, New Hampshire. During the first nine months of 2006, we sold certain formulations and other assets of the toner and developer business and we received net proceeds of $2.1 million and recorded a gain of $.4 million, net of taxes. We retained our resin product line which was part of our former Imaging Supplies segment and is now classified in the “All Other” category.
Our exit of the toner and developer business resulted, in part, from our strategy to exit non-strategic businesses. The decision was also based on our assessment of risk related to new technologies in color and chemical toners where we have limited skill sets, increased cost of litigation and increases in operating costs. Results of the toner and developer business are reported as discontinued operations for all periods presented.
Results of our toner and developer business for all periods presented, the liquidation of an inactive foreign subsidiary for the nine months ended September 29, 2006 and a gain from the reversal of a tax accrual related to IRS audits from the years 1995 through 2000 for the nine months ended September 30, 2005 are summarized as follows:

	For the		For the
	three months ended		nine months ended
	Sept. 29,	Sept. 30,	Sept. 29,	Sept. 30,
	2006	2005	2006	2005
		(In thousands)
Net sales	$—	$4,854	$7,459	$16,311
Income (loss) before income taxes	$86	$29	$1,711	$(2,444)
Income taxes (benefit)	32	11	653	(2,358)

Income (loss) from discontinued operations	$54	$18	$1,058	$(86)

Details of our reserve related to discontinued operations included in “Accrued Expenses” in our Consolidated Balance Sheets and activity recorded during the third quarter of 2006 is as follows:

	Balance	Adjustment	Current	Balance
	June 30,	to Prior	Period	Sept. 29,
(In thousands)	2006	Provision	Utilization	2006
Provisions for severance related to workforce reductions	$749	$(238)	$(414)	$97

Our provision for workforce reductions includes severance and other fringe benefits in our discontinued operations which are expected to be paid in 2006.

Assets held for sale at September 29, 2006 include $.1 million representing the carrying value of real estate in Nashua, New Hampshire, which we expect to sell in the fourth quarter of 2006.
Note 5: Stock-Based Compensation
On May 4, 2004 our Board of Directors adopted the 2004 Value Creation Incentive Plan in which restricted stock awards have been granted to certain key executives that will vest upon achievement of certain target average closing prices of our common stock over the 40-consecutive trading day period which ends on the third anniversary of the date of grant, such that 33 percent of such shares shall vest if the 40-day average closing price of at least $13.00 but less than $14.00 is achieved, 66 percent of such shares shall vest if the 40-day average closing price of at least $14.00 but less than $15.00 is achieved, and 100 percent of such shares shall vest if the 40-day average closing price of $15.00 or greater is achieved. The restricted shares vest upon a change of control if the share price at the date of the change in control exceeds $13.00. Shares of the restricted stock are forfeited if the specified closing prices of our common stock are not met. Of the 150,000 shares authorized for the 2004 Value Creation Incentive Plan, 17,327 shares are available to be awarded as of September 29, 2006.
In addition to our 2004 Value Creation Incentive Plan, at September 29, 2006, we also have our 1999 Shareholder Value Plan. Under the 1999 Plan, nonstatutory stock options have been awarded. Of the 600,000 shares authorized for the 1999 Plan, 31,150 shares are available to be awarded as of September 29, 2006. Stock options under the 1999 Plan generally become exercisable either (a) 50 percent on the first anniversary of grant and the remainder on the second anniversary of grant, (b) 100 percent at one year from the date of grant, or (c) otherwise as determined by the Leadership and Compensation Committee of our Board of Directors. Certain options may become exercisable immediately under certain circumstances and events as defined under these plans and option agreements. Nonstatutory and incentive stock options granted under the 1999 Plan expire 10 years from the date of grant. Currently, there are no incentive stock options granted under the 1999 Plan.
Under the 1999 Plan, performance based restricted stock awards have been granted. There were no restricted stock awards outstanding at September 29, 2006 under this plan. Shares issued under the plan are initially recorded at their fair market value on the date of grant with a corresponding charge to additional paid-in capital representing the unearned portion of these awards. Under the plan, shares of performance based restricted stock are forfeited if the specified closing prices of our common stock are not met within five years of grant or the executive leaves the Company.
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
For the third quarter ended September 29, 2006, the effect of the adoption of FAS 123R was a decrease to loss from continuing operations of $.1 million and a decrease to net loss of $.1 million related to a change in estimate due to the forfeiture of 47,327 shares. For the first nine months ended September 29, 2006, the effect of the adoption of FAS 123R was $.1 million to both loss from continuing operations and net income due to the reversal of a previously recognized expense related to the forfeiture of 47,327 shares of restricted stock for employees who are no longer employed by us.
Compensation expense for the nine months ended September 29, 2006 for restricted stock awards was $.1 million and is included in selling, general and administrative expenses. Total compensation expense related to non-vested awards not yet recognized at September 29, 2006 is $.2 million, which we expect to recognize over the next three years.
Prior to January 1, 2006, we accounted for those plans under the recognition and measurement principles of Accounting Principles Board (APB) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Under APB No. 25, no stock-based employee compensation cost relating to stock option awards was reflected in our net income, as all options under our plans had an exercise price equal to the market value of our common stock on their date of grant. The following table illustrates the effect on net loss and earnings per share prior to the adoption of FAS 123R. This table shows the third quarter and first nine months of 2005 pro forma amounts had we adopted the fair value recognition of FAS 123R.

	September 30, 2005
	Three Months	Nine months
	Ended	Ended
	(In thousands, except per share data)
Net income, as reported	$843	$627
Add: Stock-based employee compensation expense included in the determination of net income as reported, net of related tax effects	—	—
Deduct: Stock-based employee compensation (expense), including forfeitures, determined under the fair value based method for all awards, net of related tax effects	(28)	(106)

Pro forma net income	$815	$521

Earnings per share:
Basic – as reported	$0.14	$0.10

Basic – pro forma	$0.13	$0.09

Diluted – as reported	$0.14	$0.10

Diluted – pro forma	$0.13	$0.09

For stock options granted prior to January 1, 2006, fair values were estimated on the date of grants using a Black-Scholes option-pricing model. There were no options granted during the quarter ended September 29, 2006. We use the binomial option-pricing model for restricted stock awards.
We use the straight-line attribution method for recognizing stock-based compensation expense under FAS 123R, which is consistent with the method we used in recognizing stock-based compensation expense for disclosure purposes under FAS 123 prior to the adoption of FAS 123R.

A summary of the stock option activity during the first nine months ended September 29, 2006 is presented below:

		Weighted
		Average
		Exercise
	Shares	Price
Outstanding beginning of the period	494,525	$6.79
Granted	—	—
Exercised	(40,100)	$4.90
Forfeited – exercisable	(26,550)	$10.33
Expired	(3,000)	$16.00

Outstanding end of the period	424,875	$6.69

Options exercisable at end of the period	424,875	$6.69

Weighted average fair value of options granted during the period.	—	—
The following table summarizes information about stock options outstanding at September 29, 2006:

			Options Outstanding			Options Exercisable
					Weighted		Weighted
			Number	Weighted Average	Average	Number	Average
Range of			Outstanding	Remaining	Exercise	Exercisable	Exercise
Exercise Prices			at 9/29/06	Contractual Life	Price	at 9/29/06	Price
$4.01	–	$4.38	129,900	4.3 years	$4.15	129,900	$4.15
$5.70	–	$6.63	141,575	4.4 years	$6.10	141,575	$6.10
$6.65	–	$6.70	40,800	5.4 years	$6.66	40,800	$6.66
$8.06	–	$8.63	45,200	3.7 years	$8.11	45,200	$8.11
$9.61	–	$11.63	34,900	4.1 years	$10.04	34,900	$10.04
$12.37	–	$16.00	32,500	1.4 years	$13.86	32,500	$13.86

$4.01	–	$16.00	424,875	4.2 years	$6.69	424,875	$6.69
A summary of the status of our restricted stock plans as of September 29, 2006:

Restricted stock outstanding at beginning of period	176,000
Granted	30,000
Forfeited	(47,327)

Restricted stock outstanding at end of period	158,673
Weighted average fair value per restricted share at grant date	$2.87
Weighted average share price at grant date	$6.55
The aggregate intrinsic value of both outstanding and exercisable stock options as of September 29, 2006 was $.3 million.
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

The following table presents information about our reportable segments.
For the quarter:

	Net Sales		Pre-tax Income (Loss)
	Three Months Ended		Three Months Ended
	Sept. 29,	Sept. 30,	Sept. 29,	Sept. 30,
	2006	2005	2006	2005
			(In thousands)
Label Products	$28,196	$26,760	$1,399	$1,403
Specialty Paper Products	41,549	42,230	(717)	1,900
All other	663	431	(14)	18
Reconciling items:
Eliminations	(921)	(851)	—	—
Unallocated corporate expenses	—	—	(1,880)	(1,523)
Interest expense, net	—	—	(620)	(465)

Consolidated	$69,487	$68,570	$(1,832)	$1,333

For the nine months:

	Net Sales		Pre-tax Income (Loss)
	Nine Months Ended		Nine Months Ended
	Sept. 29,	Sept. 30,	Sept. 29,	Sept. 30,
	2006	2005	2006	2005
			(In thousands)
Label Products	$81,178	$79,682	$2,688	$3,749
Specialty Paper Products	120,503	125,895	(346)	3,662
All other	2,151	1,256	238	87
Reconciling items:
Eliminations	(4,076)	(3,309)	—	—
Unallocated corporate expenses	—	—	(5,717)	(5,048)
Interest expense, net	—	—	(1,221)	(1,290)

Consolidated	$199,756	$203,524	$(4,358)	$1,160

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
For the nine months ended September 29, 2006 and September 30, 2005, the weighted average annual interest rate on our long-term debt was 7.0 percent and 5.3 percent, respectively. We had $13.4 million of available borrowing capacity at September 29, 2006 under our revolving loan commitment. We had $2.6 million of obligations under standby letters of credit with the banks which are included in our bank debt when calculating our borrowing capacity.

Furthermore, without prior consent of our lenders, the Restated Credit Agreement limits, among other things, capital expenditures to $8.0 million, the incurrence of additional debt and restricts the sale of certain assets and merger or acquisition activities. We may use cash for dividends or repurchase of shares to the extent that the availability under the line of credit exceeds $3 million. We were in compliance with the financial covenants at September 29, 2006 under the Restated Credit Agreement.
Pursuant to our Amended and Restated Credit Agreement at September 29, 2006, our minimum payment obligations relating to long-term debt are as follows:

	2009 and
	Beyond	Total
	(In thousands)
Revolving portion of long-term debt	$16,600	$16,600
Industrial revenue bond	2,800	2,800

	$19,400	$19,400

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
This derivative does not qualify for hedge accounting, therefore changes in fair value of the hedge instrument is recognized in earnings. Interest expense was increased for the mark-to-market adjustment of the derivative for the third quarter of 2006 by $.2 million and interest expense was decreased for the first nine months of 2006 by $.1 million. The fair market value of the derivative resulted in an asset of $.1 million at September 29, 2006, which was determined based on current interest rates and expected trends.
Note 8: Contingencies
In August and September 1996, two individual plaintiffs filed lawsuits in the Circuit Court of Cook County, Illinois against us, Cerion Technologies, Inc., certain directors and officers of Cerion, and our underwriter, on behalf of all persons who purchased the common stock of Cerion between May 24, 1996 and July 9, 1996. These two complaints were consolidated. In March 1997, the same individual plaintiffs joined by a third plaintiff filed a Consolidated Amended Class Action Complaint. The consolidated complaint alleged that, in connection with Cerion’s initial public offering, the defendants issued materially false and misleading statements and omitted the disclosure of material facts regarding, in particular, certain significant customer relationships. In October 1997, the Circuit Court, on motion by the defendants, dismissed the consolidated complaint. The plaintiffs filed a Second Amended Consolidated Complaint alleging similar claims as the first consolidated complaint seeking damages and injunctive relief. On May 6, 1998, the Circuit Court, on motion by the defendants, dismissed with prejudice the Second Amended Consolidated Complaint. The plaintiffs filed with the Appellate Court an appeal of the Circuit Court’s ruling. On November 19, 1999, the Appellate Court reversed the Circuit Court’s ruling that dismissed the Second Amended Consolidated Complaint. The Appellate Court ruled that the Second Amended Consolidated Complaint represented a valid claim and sent the case back to the Circuit Court for further proceedings. On December 27, 1999, we filed a Petition with the Supreme Court of Illinois. In that Petition, we asked the Supreme Court of Illinois to determine whether the Circuit Court or the Appellate Court is correct. Our Petition was denied and the case was sent to the Circuit Court for trial. On October 8, 2003, the Circuit Court heard motions on a summary judgment motion and a class action certification motion. On August 16, 2005, the Circuit Court issued an order granting the defendants’ motion for Summary Judgment and dismissed the plaintiffs’ Complaint. On September 15, 2005, the plaintiffs appealed the Circuit Court’s grant of Summary Judgment with the Appeals Court. On April 21, 2006, we filed our brief in response to the plaintiff’s appeal. On June 30, 2006, the Appellate Court dismissed the plaintiffs’ appeal of the August 16, 2005 order by the Circuit Court which granted the defendants motion for Summary Judgment. On August 4, 2006, the plaintiffs filed a petition with the Supreme Court of Illinois for Leave to Appeal the Appellate Court’s order. We believe that we will receive the value of our 37.1 percent ownership in the Cerion Liquidating Trust which was valued at $1.5 million before income taxes at September 29, 2006. Our investment in Cerion is included under other assets in our Consolidated Balance Sheets.
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
On April 12, 2005, the District Court granted the defendants’ summary judgment motion relative to trademark infringement and unfair competition, and dismissed the counts related to trademark infringement and unfair competition, narrowing the scope of the suit.
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
In early May 2006, the parties completed expert discovery on Ricoh’s patent claims. Discovery on damages and willfulness issues has been bifurcated and will be addressed following completion of the liability phase of the litigation. Discovery on Katun and GPI’s antitrust counterclaims is scheduled to end in May 2007, with any dispositive motions on antitrust issues to be filed by June 29, 2007. No trial date on liability issues has been set.
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
On November 12, 2004, Sandra Hook, a former employee, filed suit in Chancery Court for Jefferson County, Tennessee claiming discrimination related to the ending of her employment with us in November 2003 and seeking damages in excess of $1.2 million. The case in Chancery Court for Jefferson County, Tennessee has been dismissed. Prior to filing suit against us, on March 4, 2004, Ms. Hook filed a complaint with the Tennessee Human Rights Commission claiming discrimination in connection with the termination of her employment with us in November 2003. The Tennessee Human Rights Commission completed an investigation and found no basis to continue with a claim against us. On May 27, 2005, Ms. Hook also filed suit in the U.S. District Court for the Eastern District of Tennessee claiming damages in excess of $1.3 million. On August 21, 2006, the complaint was resolved through remediation. This matter is now closed.
We are involved in certain environmental matters and have been designated by the Environmental Protection Agency, referred to as the EPA, as a potentially responsible party for certain hazardous waste sites. In addition, we have been notified by certain state environmental agencies that some of our sites not addressed by the EPA require remedial action. These sites are in various stages of investigation and remediation. Due to the unique physical characteristics of each site, the technology employed, the extended timeframes of each remediation, the interpretation of applicable laws and regulations and the financial viability of other potential participants, our ultimate cost of remediation is difficult to estimate. Accordingly, estimates could either increase or decrease in the future due to changes in such factors. At September 29, 2006, based on the facts currently known and our prior experience with these matters, we have concluded that it is probable that site assessment, remediation and monitoring costs will be incurred. We have estimated a range for these costs of $1.0 million to $2.0 million for continuing operations. These estimates could increase if other potentially responsible parties or our insurance carriers are unable or unwilling to bear their allocated share and cannot be compelled to do so. At September 29, 2006, our accrual balances relating to environmental matters were $1.0 million for continuing operations. Based on information currently available, we believe that it is probable that the major potentially responsible parties will fully pay the costs apportioned to them. We believe that our remediation expense is not likely to have a material adverse effect on our consolidated financial position or results of operations.
We are involved in various other lawsuits, claims and inquiries, most of which are routine to the nature of our business. In the opinion of our management, the resolution of these matters will not materially affect our Company.
Note 9: New Accounting Pronouncements
In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), which is an interpretation of SFAS No. 109. This interpretation clarifies the accounting and financial statement reporting for uncertainty in income taxes recognized by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation is effective for fiscal years beginning after December 15, 2006 and is required to be adopted by us as of January 1, 2007. We are in the process of evaluating the impact of this pronouncement on our consolidated financial position, operations and cash flows.
In September 2006, the FASB issued Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (FAS 158). FAS 158 requires an entity to recognize in its statement of financial position an asset for a defined benefit postretirement plan’s overfunded status or a liability for a plan’s underfunded status, measure a defined benefit postretirement plan’s assets and obligations that determine its funded status as of the end of the employer’s fiscal year, and recognize changes in the funded status of a defined benefit postretirement plan in comprehensive income in the year in which the changes occur. We are in the process of evaluating the impact of this pronouncement on our consolidated financial position, operations and cash flows.

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
Our net sales increased $.9 million, or 1.3 percent, to $69.5 million for the third quarter of 2006 compared to $68.6 million for the third quarter of 2005. Our gross margin percentage decreased to 15.4 percent for the third quarter of 2006 compared to 17.3 percent for the third quarter of 2005. Our selling, distribution and administrative expenses increased $1.1 million to $11.3 million for the third quarter of 2006 from $10.2 million for the third quarter of 2005. Our Label Products segment operated profitably while our Specialty Paper Products segment incurred a $.7 million pretax loss during the third quarter of 2006.
Our net sales decreased $3.7 million, or 1.8 percent, to $199.8 million for the first nine months of 2006 compared to $203.5 million for the first nine months of 2005. Our gross margin percentage decreased to 15.0 percent for the first nine months of 2006 compared to 16.6 percent for the first nine months of 2005. Our selling and distribution expenses decreased, while our administrative expenses increased during the first nine months of 2006 compared to the first nine months of 2005. Our Label Products segment operated profitably while our Specialty Paper Products segment incurred a $.3 million pretax loss during the first nine months of 2006.
Our results for the third quarter of 2006 include severance expenses related to selling, general and administrative employee reductions. In addition, we recognized a curtailment loss related to our hourly pension plan and a curtailment gain related to our postretirement plan in our Specialty Paper Products segment.
During the third quarter of 2006 we initiated management changes which provide us with the opportunity to refocus our efforts to sales and profit growth. We recognized a $.7 million severance charge associated with this change. As part of the change, we are in the process of combining our sales force to service specific geographic markets relative to the sale of label products and converted paper products. We expect to increase the number of sales representatives in the fourth quarter of 2006.
A collective bargaining agreement with the United Steelworkers of America covering certain hourly employees in our New Hampshire facility was scheduled to expire on April 2, 2006, but was extended to June 2, 2006. Terms of a new contract were agreed to on August 26, 2006. As a result of this agreement, benefits of our hourly pension plan were frozen and postretirement benefits for active hourly employees terminated for the employees in the United Steelworkers’ union located in Merrimack, New Hampshire. We recognized a pension curtailment loss of $.9 million and a postretirement curtailment gain of $.2 million, both related to the negotiated union contract.
Our results for the first nine months of 2006 include severance and plant closure costs associated with a plant consolidation project in our Label Products segment. The exit and asset sale of the coated carbonless product line, a consolidation project relative to the reduction of manufacturing space in our Merrimack, New Hampshire facility and a headcount reduction in the dot matrix ribbon distribution operation, all in our Specialty Paper Products segment, have also contributed negatively to the results for our first nine months of 2006. The results for the third quarter and first nine months of 2006 included increased pension expenses primarily related to the use of updated mortality tables and a lower discount rate (5.5% versus 6.0%) in the computation of pension cost.
We announced the closure of our St. Louis label plant to employees during the first quarter of 2006. The St. Louis production transferred to label plants located in Nebraska, Florida and Tennessee during the third quarter of 2006. We executed a lease for a label manufacturing facility in Jacksonville, Florida. We moved label presses from our St. Augustine, Florida and St. Louis, Missouri facilities to the new facility. The St. Louis, Missouri plant was closed in August 2006. During the second quarter of 2006, new contracts were negotiated with union employees located at our Nebraska plant which expire on March 31, 2012. The contracts entitled certain employees who elected to terminate their employment with us before a specific date to severance benefits. The new contract further incorporated reduced wages and benefits and a freezing of the defined benefit pension plan benefits for our hourly employees. The pension freeze was effective March 31, 2006.

During the first nine months of 2006, we sold certain assets of our coated carbonless product line in our Specialty Paper Products segment. Certain inventories, customer list and intellectual properties were sold to Nekoosa LLC. As a result of the sale, we recognized severance cost in the first quarter of 2006 related to headcount reductions. In addition, the remaining coated carbonless inventories were written down to net realizable values.
During the first nine months of 2006, we continued to execute our plan to exit non-strategic businesses, monetize real estate and better structure our label and paper businesses for growth and improved profitability. Through this process, we intend to generate cash and better position our businesses for the future. In the cash generation process, we have liquidated our toner business and generated cash of approximately $2.1 million and created the potential for future royalties from the sale of our toner formulations. In May 2006 we entered into a non-binding letter of intent for the sale of the land and buildings in Merrimack, New Hampshire, we are currently negotiating a purchase and sale agreement, and there is no assurance the completion of the sale will occur. In addition, we have leased approximately 98,000 square feet of space not currently utilized by Nashua to a third party at the Merrimack, New Hampshire facility. After the potential sale of the Merrimack land and buildings, we intend to lease from the prospective buyer approximately 160,000 square feet of space in our Merrimack, New Hampshire facility. Our results for the nine months ended September 29, 2006 were negatively impacted by a cost of $.7 million resulting from our moving of equipment and vacating space. Additionally, we have a purchase and sale agreement relative to the real estate in Nashua, New Hampshire, for $2.0 million, which is scheduled to close in the fourth quarter of 2006.
On May 4, 2006, Tom Brooker joined us as Chief Executive Officer and President replacing Andrew Albert in these capacities. Mr. Albert remains with us as the executive Chairman of the Board. Mr. Brooker brings 25 years of industry experience and was elected to the Board of Directors on May 1, 2006. On August 17, 2006 we announced the appointment of Todd McKeown as Vice President of Sales and Marketing and Thomas Kubis as Vice President of Operations for us. We also announced that Thomas Pagel and Margaret Adams, former officers, are no longer employed with us.
Consolidated Results of Operations

	Third Quarter	Third Quarter	First Nine months	First Nine months
	2006	2005	2006	2005
		(dollars in millions)
Net sales	$69.5	$68.6	$199.8	$203.5
Gross margin %	15.4%	17.3%	15.0%	16.6%
Selling and distribution expenses	$6.1	$6.0	$17.9	$18.4
General and administrative expenses	$5.2	$4.2	$14.7	$13.2
Research and development expenses	$.1	$.1	$.5	$.4
Other income	$(.3)	$(.3)	$(.9)	$(.8)
Loss on curtailment of pension benefits	$.9	$—	$.9	$—
Gain on curtailment of postretirement benefits	$(.2)	$—	$(.2)	$—
Interest expense, net	$.6	$.5	$1.2	$1.3
Income (loss) before income taxes from continuing operations	$(1.8)	$1.3	$(4.4)	$1.2
Income (loss) from continuing operations	$(1.2)	$.8	$(2.8)	$.7
Income from discontinued operations, net of income taxes	$.1	$—	$1.1	$(.1)
Net income (loss)	$(1.2)	$.8	$(1.7)	$.6
Depreciation and amortization	$1.5	$1.5	$4.5	$4.9
Investment in plant and equipment	$.7	$.7	$2.4	$3.4
Our net sales increased $.9 million, or 1.3 percent, to $69.5 million for the third quarter of 2006 compared to $68.6 million for the third quarter of 2005. The increase was due to increased sales in our Label Products segment. Our net sales decreased $3.7 million, or 1.8 percent, to $199.8 million for the first nine months of 2006 compared to $203.5 million for the first nine months of 2005. The decrease was due to lower sales in our Specialty Paper Products segment.
Our gross margin percentage decreased to 15.4 percent for the third quarter of 2006 compared to 17.3 percent for the third quarter of 2005. Our gross margin percentage decreased to 15.0 percent for the first nine months of 2006 compared to 16.6 percent in the first nine months of 2005. Gross margin decreased $1.1 million to $10.7 million for the third quarter of 2006 compared to $11.8 million for the third quarter of 2005. Gross margin decreased $3.7 million to $30.0 million for the first nine months of 2006 compared to $33.7 million for the first nine months of 2005. These decreases were due to margin percentage declines in our Specialty Paper Products segment, which was primarily attributable to lower sales volume, unfavorable product mix, increased pension cost, severance and costs related to plant consolidation projects for the third quarter and the first nine months of 2006 compared to the third quarter and first nine months of 2005.
Selling and distribution expenses increased $.1 million to $6.1 million for the third quarter of 2006 compared to $6.0 million for the third quarter of 2005. Selling and distribution expenses decreased $.5 million to $17.9 million for the first nine months of 2006 compared to $18.4 million for the first nine months of 2005. The decrease in the first nine months of 2006 was primarily due to lower distribution and employee incentive costs both due to decreased sales volume. As a percent of sales, selling and distribution expenses remained unchanged at 8.8 percent and 9.0 percent for the third quarters of 2005 and 2006 and for the first nine months of 2005 and 2006, respectively
General and administrative expenses increased $1.0 million to $5.2 million for the third quarter of 2006 compared to $4.2 million for the third quarter of 2005. General and administrative expenses increased $1.5 million to $14.7 million for the first nine months of 2006 compared to $13.2 million for the first nine months of 2005. The increase for both the third quarter and the first nine months of 2006 was primarily due to employee severance costs and increased pension costs. Our corporate expenses increased $.4 million in the third quarter of 2006 compared to the third quarter of 2005 partially due to increased pension costs related to our use of updated mortality tables and a lower discount rate in 2006 compared to 2005 and the absorption of pension cost previously attributed to the discontinued toner business. In addition, corporate expenses include operating costs of our former toner and developer facility located in Merrimack, New Hampshire, a portion of which is leased and generated lease income in the third quarter of 2006. Our corporate expenses increased $.7 million from $5.0 million in the first nine months of 2005 to $5.7 million in the first nine months of 2006 primarily due to increased pension costs and costs associated with our former toner and developer facility. As a percentage of sales, general and administrative expenses were 7.5 percent for the third quarter of 2006 and 6.1 percent for the third quarter of 2005. As a percent of sales, general and administrative expenses increased from 6.5 percent for the first nine months of 2005 to 7.4 percent for the first nine months of 2006.
Research and development expenses remained unchanged at $.1 million for the third quarter of 2006 compared to the third quarter of 2005. Research and development expenses increased $.1 million for the first nine months of 2006 to $.5 million compared to $.4 million for the first nine months of 2005. The increased spending for the nine months was primarily related to RFID related projects in our Label Products segment.
Other income remained unchanged at $.3 million in the third quarters of 2005 and 2006. Other income increased $.1 million to $.9 million for the first nine months of 2006 compared to $.8 million for the first nine months of 2005. Other income includes income from the rental of warehouse space not utilized by us in our Merrimack, New Hampshire facility included in our Specialty Paper Products segment.
Interest expense increased $.1 million to $.6 million for the third quarter of 2006 compared to $.5 million for the third quarter of 2005. Interest expense decreased $.1 million to $1.2 million for the first nine months of 2006 compared to $1.3 million for the first nine months of 2005. The increase in the third quarter and the decrease for the nine months was primarily due to the recognition of a mark-to-market adjustment related to our interest rate swap entered into in the first quarter of 2006.
Pretax loss from continuing operations was $1.8 million for the third quarter of 2006 compared to pretax income from continuing operations of $1.3 million for the third quarter of 2005. Pretax loss from continuing operations was $4.4 million for the first nine months of 2006 compared to pretax income from continuing operations of $1.2 million for the first nine months of 2005. The $3.1 million decrease in pretax income in the third quarter was partially due to lower gross margins related to decreased sales volume in our Specialty Paper Products segment, increased general and administrative expenses related to increased pension costs, employee severance expense and pension curtailment expense. The $5.6 million decrease in pretax income for the first nine months of 2006 compared to the first nine months of 2005 was partially due to incremental cost related to increased pension costs included in both gross margin and general and administrative expenses, increased severance expense, pension curtailment expense and decreased gross margin in our Specialty Paper Products segment.
The effective income tax rate for continuing operations was 36.7 percent for the nine months ended September 29, 2006 and 38.5 percent for nine months ended September 30, 2005. The estimated rates were higher than the U.S. statutory rate principally due to the impact of state income taxes.
Income from discontinued operations, net of taxes, was $.1 million for the third quarter of 2006 compared to income from discontinued operations, net of taxes, of $18,000 for the third quarter of 2005. Income from discontinued operations, net of taxes, was $1.1 million for the first nine months of 2006 compared to a loss, from discontinued operations, net of taxes, of $.1 million for the first nine months of 2005. The results of our discontinued operations relate primarily to the exit of our toner and developer business, which was previously included in our former Imaging Supplies segment. The income from discontinued operations for the third quarter of 2006 included a reversal of a previously established accrual for employee related plant closure costs due to negotiations with employees of the United Steelworkers’ union. The discontinued

operations for the third quarter of 2005 included results of our former toner and developer business operation. The discontinued operations for the first nine months of 2006 included gains from the sale of formulations and certain assets as part of the liquidation of the toner and developer business and a gain from the liquidation of an inactive foreign subsidiary. The discontinued operations, net of taxes, for the first nine months of 2005 included results of our toner and developer business operation, special charges for toner and developer related severance expense, a loss on curtailment of pension benefits and income from our amended settlement agreement with the IRS resulting in the reversal of a previously estimated accrued amount.
Our net loss for the third quarter of 2006 was $1.2 million, or $0.19 per share, compared to net income of $.8 million, or $.14 per share, for the third quarter of 2005. Our net loss for the first nine months of 2006 was $1.7 million, or $0.28 per share, compared to net income of $.6 million, or $0.10 per share, for the first nine months of 2005.
Results of Operations by Reportable Segment
Label Products Segment

	Third Quarter	Third Quarter	First Nine months	First Nine months
	2006	2005	2006	2005
		(in millions)
Net sales	$28.2	$26.8	$81.2	$79.7
Gross margin %	16.5%	15.5%	14.6%	14.6%
Selling and distribution expenses	$1.9	$1.7	$5.4	$5.0
General and administrative expenses	$1.3	$1.0	$3.5	$2.9
Research and development expenses	$—	$—	$.1	$—
Loss from unconsolidated joint venture	$.1	$—	$.2	$—
Income from operations before income taxes	$1.4	$1.4	$2.7	$3.7
Depreciation and amortization	$.6	$.7	$2.0	$2.0
Investment in plant and equipment	$.3	$.2	$.7	$.9
Net sales for our Label Products segment were $28.2 million for the third quarter of 2006 compared to $26.8 million for the third quarter of 2005. Net sales were $81.2 million for the first nine months of 2006 compared to $79.7 million for the first nine months of 2005.
•	The $1.4 million, or 5.2 percent, increase in net sales in the third quarter of 2006 resulted primarily from a $1.2 million increase in our automatic identification product line, a $.5 million increase in our retail shelf product line, $.2 million increase in our ticket product line and $.2 million increase in our RFID product line, which were partially offset by declines of $.3 million in our pharmacy product line and $.4 million in all other product lines. The increase in the automatic identification product line sales resulted from incremental volume from an existing major customer. The increase in our retail shelf product line sales resulted from an increase in our customer and product base. The increase in our ticket product line sales results from increased sales volume primarily due to industry consolidation. The decrease in our pharmacy product line is primarily a result of a lost customer.

•	The $1.5 million, or 1.9 percent, increase in net sales for the first nine months of 2006 resulted primarily from a $1.0 million increase in our retail shelf product line, a $.9 million increase in our ticket product line, a $.9 million increase in our automatic identification product line and $.8 million increase in our RFID product line which was partially offset by declines of $.9 million in our supermarket scale product line, $.4 million in our laser product line, $.4 million in our pharmacy product line and $.4 million in all other product lines. The increase in the retail shelf product line resulted from our asset acquisition from LSI in June 2005, which increased our customer and product base. Our ticket product line sales volume growth was due to recent industry consolidation. The decrease in sales of our supermarket scale product line resulted primarily from lost business.
Gross margin for the Label Products segment increased $.5 million to $4.7 million for the third quarter of 2006 compared to $4.2 million for the third quarter of 2005. Gross margin increased $.2 million to $11.8 million for the first nine months of 2006 compared to $11.6 million for the first nine months of 2005. As a percentage of net sales, the gross margin increased from 15.5 percent for the third quarter of 2005 to 16.5 percent for the third quarter of 2006. The gross margin percentage remained unchanged at 14.6 percent for the first nine months of 2005 compared to the first nine months of 2006. Our increased gross margin percentage for the third quarter of 2006 was primarily related to increased sales volume and lower manufacturing costs associated with improvements in our Florida facility which were partially offset by increased pension cost and expenses associated with the closure of our label plant in St. Louis, Missouri.

Selling and distribution expenses for our Label Products segment increased $.2 million to $1.9 million for the third quarter of 2006 compared to $1.7 million for the third quarter of 2005. Selling and distribution expenses increased $.4 million to $5.4 million for the first nine months of 2006 compared to $5.0 million for the first nine months of 2005. As a percentage of sales, selling and distribution expenses increased from 6.3 percent for the third quarter of 2005 to 6.7 percent for the third quarter of 2006. As a percentage of sales, selling and distribution expenses increased to 6.7 percent for the first nine months of 2006 compared to 6.3 percent for the first nine months of 2005. The increases for the third quarter and the first nine months of 2006 compared to the third quarter and first nine months of 2005 were primarily due to increased distribution expense related to increased freight rates, increased employee severance costs and increased commission expense related to our asset acquisition from LSI in June 2005.
General and administrative expenses for our Label Products segment increased $.3 million to $1.3 million for the third quarter of 2006 compared to $1.0 million for the third quarter of 2005. General and administrative expenses increased $.6 million to $3.5 million for the first nine months of 2006 compared to $2.9 million for the first nine months of 2005. As a percentage of net sales, general and administrative expenses were 4.6 percent for the third quarter of 2006 and 3.7 percent for the third quarter of 2005. As a percentage of net sales, general and administrative expenses increased from 3.6 percent for the first nine months of 2005 to 4.3 percent for the first nine months of 2006. The increased general and administrative cost is primarily attributable to increased pension costs, severance costs, legal and settlement costs, and relocation expenses.
Research and development expenses for our Label Products segment remained unchanged for the third quarter of 2006 compared to the third quarter of 2005 and increased $.1 million to $.1 million for the first nine months of 2006 compared to the first nine months of 2005. Research and development expenses in our Label Products segment include costs associated with radio frequency identification technology.
Pretax income for our Label Products segment remained unchanged at $1.4 million for the third quarter of 2006 compared to the third quarter of 2005. Pretax income decreased $1.0 million to $2.7 million for the first nine months of 2006 compared to $3.7 million for the first nine months of 2005.
Specialty Paper Products Segment

	Third Quarter	Third Quarter	First Nine months	First Nine months
	2006	2005	2006	2005
	(in millions)
Net sales	$41.5	$42.2	$120.5	$125.9
Gross margin %	14.6%	18.2%	14.8%	17.5%
Selling and distribution expenses	$4.1	$4.2	$12.5	$13.4
General and administrative expenses	$2.1	$1.8	$5.5	$5.3
Research and development expenses	$.1	$.1	$.4	$.4
Other income	$(.3)	$(.3)	$(.9)	$(.8)
Loss on curtailment of pension benefits	$.9	$—	$.9	$—
Gain on curtailment of postretirement benefits	$(.2)	$—	$(.2)	$—
Income from operations before income taxes	$(.7)	$1.9	$(.3)	$3.7
Depreciation and amortization	$.7	$.8	$2.2	$2.5
Investment in plant and equipment	$.3	$.5	$1.6	$2.4
Net sales for our Specialty Paper Products segment were $41.5 million for the third quarter of 2006 compared to $42.2 million for the third quarter of 2005. Net sales were $120.5 million for the first nine months of 2006 compared to $125.9 million for the first nine months of 2005.
•	The $.7 million, or 1.7 percent, decrease in net sales in the third quarter of 2006 was primarily related to a $1.0 million decrease in our coated carbonless product line, a $.8 million decrease in our thermal point of sale (POS) product line, a $.8 million decrease in our financial product line, a $.2 million decrease in our thermal ticket and tag product line, a $.2 million decrease in our ribbons and laser cartridge product line, and a $.4 million decrease in other miscellaneous product lines, which were partially offset by increased sales of $1.5 million in our thermal facesheet product line, a $.7 million increase in our wide-format product line, and a $.5 million increase in retail POS product line. The decrease in net sales of our coated carbonless product line was the result of the exit and sale of certain assets of the coated carbonless product line in February 2006. The decrease in net sales of our thermal POS product line was due mainly to lower unit volume resulting from lost business. The decrease in net sales of our financial product line was primarily a result of lower sales volume from a major customer. The net sales increase in our thermal facesheet product line resulted primarily from increased sales volume to new customers. The net sales increase in our wide-format products resulted from business gained from new customers.

•	The $5.4 million, or 4.3 percent, decrease in net sales in the first nine months of 2006 was primarily due to sales decreases of $5.3 million in our thermal POS product line, $2.2 million in our coated carbonless product line, $.8 million in our financial product line, $.3 million in our dry gum product line and $1.0 million in other miscellaneous product lines. The net sales decreases were partially offset by sales increases of $2.2 million in our wide-format product line, $1.2 million in our ribbons and laser cartridge product lines and $.8 million in our thermal facesheet product line. The net sales decrease in our thermal POS product line was primarily due to lower unit volume resulting from lost business. The decrease in net sales of our coated carbonless product line is the result of the exit and sale of certain assets of the coated carbonless product line in February 2006. The net sales decrease in our financial product line was primarily due to lower sales volume to a major customer. The continued shift in user preference from moisture-activated adhesive to pressure sensitive adhesive resulted in lower sales of our dry gum product line. The net sales increase in our wide-format products resulted from new customer business. The increase in our ribbon and laser cartridge products is due to product sales as a result of customers gained from our acquisition of the assets from LSI in June 2005.
Gross margin for our Specialty Paper Products segment decreased $1.6 million to $6.1 million for the third quarter of 2006 compared to $7.7 million for the third quarter of 2005. Gross margin decreased $4.1 million for the first nine months of 2006 to $17.9 million compared to $22.0 million for the first nine months of 2005. The gross margin percentage decreased from 18.2 percent for the third quarter of 2005 to 14.6 percent for the third quarter of 2006. The gross margin percentage decreased to 14.8 percent for the first nine months of 2006 from 17.5 percent for the first nine months of 2005. The decrease in the gross margin percentage in the third quarter of 2006 was primarily due to lower sales volume, increased raw material costs which have only partially been offset by sales price increases, start up cost associated with the start up of our new wide format plant in Cranbury, New Jersey, and internal plant consolidation cost as we continue to reduce the amount of space utilized by us in our Merrimack, New Hampshire facility. The decrease for the first nine months of 2006 was due primarily to lower sales volume, an unfavorable product mix resulting from sales declines in the mature and higher margin product lines, lower absorption of fixed production costs in both our paper converting and coating operations due to the decrease in both production volume and productivity, employee severance costs of $.2 million, cost associated with vacating space in our Merrimack, New Hampshire facility of $.5 million, start up cost for our Cranbury, New Jersey plant, and increased utility and pension costs in our paper coating operation.
Selling and distribution expenses for our Specialty Paper Products segment decreased $.1 million to $4.1 million for the third quarter of 2006 compared to $4.2 million for the third quarter of 2005. Selling and distribution expenses for our Specialty Paper Products segment decreased $.9 million to $12.5 million for the first nine months of 2006 compared to $13.4 million for the first nine months of 2005. The decrease for the first nine months of 2006 was primarily related to decreased freight and employee incentive expenses, both associated with decreased sales volume. As a percentage of net sales, selling and distribution expenses decreased from 10.0 percent for the third quarter of 2005 to 9.9 percent for the third quarter of 2006. As a percentage of net sales, selling and distribution expenses decreased from 10.6 percent for the first nine months of 2005 to 10.4 percent for the first nine months of 2006.
General and administrative expenses for our Specialty Paper Products segment increased $.3 million to $2.1 million for the third quarter of 2006 compared to $1.8 million for the third quarter of 2005. General and administrative expenses increased $.2 million to $5.5 million for the first nine months of 2006 compared to $5.3 million for the first nine months of 2005. The increases for both the third quarter and the first nine months of 2006 were primarily related to employee severance costs recognized in the third quarter of 2006 and increased legal costs related to union negotiations which were partially offset by a gain on the sale of certain manufacturing equipment associated with selling the coated carbonless product line. As a percentage of net sales, general and administrative expenses were 5.1 percent for the third quarter of 2006 and 4.3 percent for the third quarter of 2005. As a percentage of net sales, general and administrative expenses increased from 4.2 percent for the first nine months of 2005 to 4.6 percent for the first nine months of 2006.
Research and development expenses remained unchanged at $.1 million for the third quarter of 2006 compared to the third quarter of 2005 and remained unchanged at $.4 million for the first nine months of 2006 compared to the first nine months of 2005.
Pretax loss for our Specialty Paper Products segment of $.7 million for the third quarter of 2006 was $2.6 million lower than our income of $1.9 million for the third quarter of 2005. Pretax loss for the first nine months of 2006 of $.3 million was $4.0 million lower than our income of $3.7 million for the first nine months of 2005. In addition to decreased gross margins and increased general and administrative expenses, the pretax loss for both the third quarter and first nine months of 2006 was partially related to our recognition of a curtailment loss in our hourly pension plan of $.9 million and an associated postretirement curtailment gain of $.2 million, which were related to our newly negotiated union contract.

Discontinued Operations
Discontinued operations include, among other items, the results of our toner and developer business for all periods presented, the liquidation of an inactive foreign subsidiary for the nine months ended September 29, 2006 and a gain from the reversal of a tax accrual related to IRS audits from the years 1995 through 2000 for the nine months ended September 30, 2005, as follows:

	For the		For the
	three months ended		nine months ended
	Sept. 29,	Sept. 30,	Sept. 29,	Sept. 30,
	2006	2005	2006	2005
		(In thousands)
Toner and developer:
Income (loss), net of taxes	$54	$18	$285	$(1,321)
Gain on disposal, net of taxes	—	—	421	—

Toner and developer discontinued operations, net of taxes	54	18	706	(1,321)
Gain from reversal of tax accrual related to IRS audits	—	—	—	1,235
Gain from liquidation on foreign subsidiary, net of taxes	—	—	352	—

Income (loss) from discontinued operations, net of taxes	$54	$18	$1,058	$(86)

On April 1, 2005, we committed to a plan to exit our toner and developer business, which was included in our former Imaging Supplies segment, by March 31, 2006. We ceased operations of our toner and developer business on March 31, 2006. Our toner and developer business employed approximately 70 people located primarily at our facilities in Nashua and Merrimack, New Hampshire. During the first nine months of 2006, we sold certain formulations and other assets of the toner and developer business and we received net proceeds of $2.1 million and recorded a gain of $.4 million, net of taxes. We retained our resin product line which was part of our former Imaging Supplies segment and is now classified in the “All Other” category.
Our exit of the toner and developer business resulted, in part, from our strategy to exit non-strategic businesses. The decision was also based on our assessment of risk related to new technologies in color and chemical toners where we have limited skill sets, increased cost of litigation and increases in operating costs. Results of the toner and developer business are reported as discontinued operations for all periods presented.
Results of our toner and developer business for all periods presented, the liquidation of an inactive foreign subsidiary for the nine months ended September 29, 2006 and a gain from the reversal of a tax accrual related to IRS audits from the years 1995 through 2000 for the nine months ended September 30, 2005 are summarized as follows:

	For the		For the
	three months ended		nine months ended
	Sept. 29,	Sept. 30,	Sept. 29,	Sept. 30,
	2006	2005	2006	2005
	(In thousands)
Net sales	$—	$4,854	$7,459	$16,311
Income (loss) before income taxes	$86	$29	$1,711	$(2,444)
Income taxes (benefit)	32	11	653	(2,358)

Income (loss) from discontinued operations	$54	$18	$1,058	$(86)

Assets held for sale include $.1 million representing the carrying value of real estate in Nashua, New Hampshire.
Liquidity, Capital Resources and Financial Condition
Cash and cash equivalents decreased $.3 million during the first nine months of 2006 to $.3 million at September 29, 2006. Cash provided by operations of $9.2 million was offset by cash used in financing activities of $9.4 million and cash used in investing activities of $.1 million. Our cash flows from continuing and discontinued operations are combined in our consolidated statements of cash flows.
Cash flow provided by operations of $9.2 million in the first nine months of 2006 resulted primarily from our net loss of $1.7 million and a gain on the sale of property and equipment of $1.2 million adjusted by depreciation and amortization of $5.5 million and net changes in operating assets and liabilities of $6.3 million. The changes in operating assets and liabilities resulted primarily from a $5.9 million increase in accounts payable, and a $4.3 million decrease in accounts receivable which more than offset a $1.2 million increase in other assets, a $1.1 million increase in other current assets, a $1.2 million decrease in accrued expenses and a $.6 million increase in inventories. The increase in accounts payable resulted from increased balances in both the Specialty Paper Products and Label Products segments due to timing of payments. The decrease in accounts receivable was primarily due to cash collections from customers of our former toner and developer business, which was discontinued as of March 31, 2006. The increase in our other assets resulted primarily from an increase to our long-term tax assets and our investment in an unconsolidated joint venture while the increase in other current assets resulted primarily from insurance premium payments which are categorized as prepayments in our consolidated Balance Sheets.
Cash used in investing activities of $.1 million related to cash used in investments in fixed assets of $2.4 million primarily in our Specialty Paper Products segment and $.5 million related to our investment in an unconsolidated joint venture which were more than offset by proceeds from the sale of assets of $2.8 million primarily related to the sale of certain formulations and other assets from discontinued operations and the proceeds from the sale of certain assets of our coated carbonless product line in our Specialty Paper Products segment.
Cash used in financing activities of $9.4 million related primarily to a repayment of our long-term debt. On March 30, 2006, we entered into an Amended and Restated Credit Agreement with LaSalle Bank National Association and other lenders to amend and restate in its entirety our Credit Agreement, dated March 1, 2002, as amended. The Restated Credit Agreement extends the term of the credit facility under the Original Credit Agreement to March 31, 2009 and provides for a revolving credit facility of $35 million, including a $5 million sublimit for the issuance of letters of credit, and a $2,841,425 secured letter of credit that will continue to support Industrial Development Revenue Bonds issued by the Industrial Development Board of the City of Jefferson City, Tennessee. The Restated Credit Agreement contains financial covenants that require us to maintain certain ratios such as funded debt to adjusted earnings before interest, income taxes, depreciation and amortization, also known as adjusted EBITDA, and a fixed charge coverage ratio. In addition, the Restated Credit Agreement extinguishes the term loan that had existed under the Original Credit Agreement.
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
For the nine months ended September 29, 2006 and September 30, 2005, the weighted average annual interest rate on our long-term debt was 7.0 percent and 5.3 percent, respectively. We had $13.4 million of available borrowing capacity at September 29, 2006 under our revolving loan commitment. We had $2.6 million of obligations under standby letters of credit with the banks which are included in our bank debt when calculating our borrowing capacity.
Furthermore, without prior consent of our lenders, the Restated Credit Agreement limits, among other things, capital expenditures to $8.0 million, the incurrence of additional debt and restricts the sale of certain assets and merger or acquisition activities. We may use cash for dividends or the repurchase of shares to the extent that the availability under the line of credit exceeds $3 million. We were in compliance with the financial covenants and our compliance at September 29, 2006 under the Restated Credit Agreement is as follows:

September 29, 2006
Covenant	Requirement	Compliance
• Maintain a fixed charged coverage ratio	Not less than 1.5 to 1.0	1.8 to 1.0
• Maintain a funded debt to adjusted EBITDA ratio	Less than 2.75 to 1.0	2.52 to 1.0

Pursuant to our Restated Credit Agreement at September 29, 2006, our minimum payment obligations relating to long-term debt are as follows:

	2009 and
	Beyond	Total
	(In thousands)
Revolving portion of long-term debt	$16,600	$16,600
Industrial revenue bond	2,800	2,800

	$19,400	$19,400

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
This derivative does not qualify for hedge accounting, therefore changes in fair value of the hedge instrument is recognized in earnings. Interest expense was increased for the mark-to-market adjustment of the derivative for the third quarter of 2006 by $.2 million and interest expense was decreased for the first nine months of 2006 by $.1 million. The fair market value of the derivatives resulted in an asset of $.1 million at September 29, 2006, which was determined based on current interest rates and expected trends.
During the third quarter and the first nine months of 2006, we made contributions to our pension plans of $1.2 million and $1.8 million, respectively. We do not expect to make additional contributions to our pension plans in the fourth quarter of 2006. We expect to contribute $5.4 million to our pension plans in 2007.
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
Stock Based Compensation
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
For the interim period ended September 29, 2006, the effect of the adoption of FAS 123R was a decrease to loss from continuing operations of $.1 million and a decrease to net loss of $.1 million. The favorable adjustment to the results was related to a change in estimate due to the forfeiture of shares of restricted stock for employees who are no longer employed by us.
Compensation expense for the nine months ended September 29, 2006 for restricted stock awards was $.1 million and is included in selling, general and administrative expenses. Total compensation related to non-vested awards not yet recognized at September 29, 2006 is $.2 million, which we expect to recognize as compensation expense over the next 3 years.

New Accounting Pronouncements
In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), which is an interpretation of SFAS No. 109. This interpretation clarifies the accounting and financial statement reporting for uncertainty in income taxes recognized by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation is effective for fiscal years beginning after December 15, 2006 and is required to be adopted by us as of January 1, 2007. We are in the process of evaluating the impact of this pronouncement on our consolidated financial position, operations and cash flows.
In September 2006, the FASB issued Statement No. 158, "Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (FAS 158). FAS 158 requires an entity to recognize in its statement of financial position an asset for a defined benefit postretirement plan’s overfunded status or a liability for a plan’s underfunded status, measure a defined benefit postretirement plan’s assets and obligations that determine its funded status as of the end of the employer’s fiscal year, and recognize changes in the funded status of a defined benefit postretirement plan in comprehensive income in the year in which the changes occur. We are in the process of evaluating the impact of this pronouncement on our consolidated financial position, operations and cash flows.
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
We performed a sensitivity analysis assuming a hypothetical 10 percent increase in interest rates for our debt and interest rate swap agreement as of September 29, 2006. This analysis indicated that a 10 percent increase in interest rates would not have a material effect on our consolidated financial position, results of operations or cash flows. Actual changes in interest rates and their impact on us could differ materially from this hypothetical analysis.
ITEM 4. CONTROLS AND PROCEDURES
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 29, 2006. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commissions’ rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 29, 2006, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 29, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In August and September 1996, two individual plaintiffs filed lawsuits in the Circuit Court of Cook County, Illinois against us, Cerion Technologies, Inc., certain directors and officers of Cerion, and our underwriter, on behalf of all persons who purchased the common stock of Cerion between May 24, 1996 and July 9, 1996. These two complaints were consolidated. In March 1997, the same individual plaintiffs joined by a third plaintiff filed a Consolidated Amended Class Action Complaint. The consolidated complaint alleged that, in connection with Cerion’s initial public offering, the defendants issued materially false and misleading statements and omitted the disclosure of material facts regarding, in particular, certain significant customer relationships. In October 1997, the Circuit Court, on motion by the defendants, dismissed the consolidated complaint. The plaintiffs filed a Second Amended Consolidated Complaint alleging similar claims as the first consolidated complaint seeking damages and injunctive relief. On May 6, 1998, the Circuit Court, on motion by the defendants, dismissed with prejudice the Second Amended Consolidated Complaint. The plaintiffs filed with the Appellate Court an appeal of the Circuit Court’s ruling. On November 19, 1999, the Appellate Court reversed the Circuit Court’s ruling that dismissed the Second Amended Consolidated Complaint. The Appellate Court ruled that the Second Amended Consolidated Complaint represented a valid claim and sent the case back to the Circuit Court for further proceedings. On December 27, 1999, we filed a Petition with the Supreme Court of Illinois. In that Petition, we asked the Supreme Court of Illinois to determine whether the Circuit Court or the Appellate Court is correct. Our Petition was denied and the case was sent to the Circuit Court for trial. On October 8, 2003, the Circuit Court heard motions on a summary judgment motion and a class action certification motion. On August 16, 2005, the Circuit Court issued an order granting the defendants’ motion for Summary Judgment and dismissed the plaintiffs’ Complaint. On September 15, 2005, the plaintiffs appealed the Circuit Court’s grant of Summary Judgment with the Appeals Court. On April 21, 2006, we filed our brief in response to the plaintiff’s appeal. On June 30, 2006, the Appellate Court dismissed the plaintiffs’ appeal of the August 16, 2005 order by the Circuit Court which granted the defendants’ motion for Summary Judgment. On August 4, 2006, the plaintiffs filed a petition with the Supreme Court of Illinois for Leave to Appeal the Appellate Court’s order. We believe that we will receive the value of our 37.1 percent ownership in the Cerion Liquidating Trust which was valued at $1.5 million before income taxes at September 29, 2006. Our investment in Cerion is included under other assets in our Consolidated Balance Sheets.
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
On April 12, 2005, the District Court granted the defendants’ summary judgment motion relative to trademark infringement and unfair competition, and dismissed the counts related to trademark infringement and unfair competition, narrowing the scope of the suit.
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
In early May 2006, the parties completed expert discovery on Ricoh’s patent claims. Discovery on damages and willfulness issues has been bifurcated and will be addressed following completion of the liability phase of the litigation. Discovery on Katun and GPI’s antitrust counterclaims is scheduled to end in May 2007, with any dispositive motions on antitrust issues to be filed by June 29, 2007. No trial date on liability issues has been set.
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
On November 12, 2004, Sandra Hook, a former employee, filed suit in Chancery Court for Jefferson County, Tennessee claiming discrimination related to the ending of her employment with us in November 2003 and seeking damages in excess of $1.2 million. Prior to filing suit against us, on March 4, 2004, Ms. Hook filed a complaint with the Tennessee Human Rights Commission claiming discrimination in connection with the termination of her employment with us in November 2003. The Tennessee Human Rights Commission completed an investigation and found no basis to continue with a claim against us. On May 27, 2005, Ms. Hook also filed suit in the U.S. District Court for the Eastern District of Tennessee claiming damages in excess of $1.3 million. On August 21, 2006, the complaint was resolved through remediation. This matter is now closed.

We are involved in certain environmental matters and have been designated by the Environmental Protection Agency, referred to as the EPA, as a potentially responsible party for certain hazardous waste sites. In addition, we have been notified by certain state environmental agencies that some of our sites not addressed by the EPA require remedial action. These sites are in various stages of investigation and remediation. Due to the unique physical characteristics of each site, the technology employed, the extended timeframes of each remediation, the interpretation of applicable laws and regulations and the financial viability of other potential participants, our ultimate cost of remediation is difficult to estimate. Accordingly, estimates could either increase or decrease in the future due to changes in such factors. At September 29, 2006, based on the facts currently known and our prior experience with these matters, we have concluded that it is probable that site assessment, remediation and monitoring costs will be incurred. We have estimated a range for these costs of $1.0 million to $2.0 million for continuing operations. These estimates could increase if other potentially responsible parties or our insurance carriers are unable or unwilling to bear their allocated share and cannot be compelled to do so. At September 29, 2006, our accrual balances relating to environmental matters were $1.0 million for continuing operations. Based on information currently available, we believe that it is probable that the major potentially responsible parties will fully pay the costs apportioned to them. We believe that our remediation expense is not likely to have a material adverse effect on our consolidated financial position or results of operations.
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
The markets for our products are highly competitive, and our ability to effectively compete in those markets is critical to our future success. Our future performance and market position depend on a number of factors, including our ability to react to competitive pricing pressures, our ability to lower manufacturing costs and consolidate production facilities, our ability to introduce new value added products and services to the market and our ability to react to the commoditization of products. Our performance could also be impacted by external factors, such as:
•	increasing pricing pressures from competitors in the markets for our products;

•	a faster decline than anticipated in the more mature, higher margin product lines, such as heat seal and dry gum products, due to changing technologies;

•	natural disasters such as hurricanes, floods, earthquakes and pandemic events, which could cause our customers to close a number or all of their stores or operations for an extended period of time causing our sales to be reduced during the period of closure;

•	our ability to pass on raw material price increases to customers;

•	our ability to pass on increased freight cost due to fuel price increases;

•	our ability to pass on utility cost increases; and

•	growth in the radio frequency identification label market and our corresponding ability to capture market share.
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
Funding for the defined benefit pension plans we sponsor is determined based upon the funded status of the plans and a number of actuarial assumptions, including an expected long-term rate of return on plan assets and the discount rate utilized to compute pension liabilities. As of December 31, 2002, we froze benefits under two of these pension plans: the Nashua Corporation Retirement Plan for Salaried Employees and the Supplemental Executive Retirement Plan. In 2006, we also froze the benefits of the Nebraska and the majority of New Hampshire employees included in the Nashua Hourly Employee retirement plan. Due to the use of updated mortality tables and the discount rate of our defined benefit pension plans in recent years, the defined benefit plans were underfunded as of December 31, 2005 by approximately $32.2 million, based on the actuarial methods and assumptions utilized for purposes of FAS 87 and after giving effect to the planned curtailment of benefits. As a result, we expect to experience an increase in our future cash contributions to our defined benefit pension plans. We contributed $1.8 million in the first nine months of 2006 and expect to contribute $5.4 million in 2007. In the event that actual results differ from the actuarial assumptions, the funded status of our defined benefit plans may change and any such resulting deficiency could result in additional charges to equity and against earnings and increase our required cash contributions.
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

ITEM 6. EXHIBITS

10.1	Employment Agreement, by and between the Company and Thomas Kubis, dated as of August 21, 2006. Incorporated by reference to our current report on Form 8-K dated August 17, 2006 and filed August 22, 2006.

10.2	Change of Control and Severance Agreement, by and between the Company and Thomas Kubis, dated as of August 21, 2006. Incorporated by reference to our current report on Form 8-K dated August 17, 2006 and filed August 22, 2006.

10.3	Employment Agreement, by and between the Company and Todd McKeown, dated as of September 1, 2006. Incorporated by reference to our current report on Form 8-K dated August 17, 2006 and filed August 22, 2006.

10.4	Change of Control and Severance Agreement, by and between the Company and Todd McKeown, dated as of September 1, 2006. Incorporated by reference to our current report on Form 8-K dated August 17, 2006 and filed August 22, 2006.

10.5*	Restricted Stock Agreement, by and between the Company and Todd McKeown, dated as of September 1, 2006.

10.6*	Restricted Stock Agreement, by and between the Company and Thomas Kubis, dated as of September 1, 2006.

31.1*	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 3, 2006.

31.2*	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 3, 2006.

32.1*	Certificate of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 3, 2006.

32.2*	Certificate of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 3, 2006.

* -	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NASHUA CORPORATION (Registrant)
Date: November 3, 2006	By:	/s/ John L. Patenaude
John L. Patenaude
Vice President-Finance and Chief Financial Officer (principal financial and duly authorized officer)