Form 10-K
period 2006-12-31
NASHUA CORP
filed 2007-03-26
CIK 69680

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 1-05492
NASHUA CORPORATION
(Exact name of registrant as specified in its charter)

Massachusetts (State or other jurisdiction of incorporation or organization)	02-0170100 (I.R.S. Employer Identification No.)
11 Trafalgar Square, Suite 201, Nashua, New Hampshire (Address of principal executive offices)	03063 (Zip Code)

Registrant’s telephone number, including area code
(603) 880-2323

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $1.00 par value	NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act:
None

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
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the registrant’s voting shares of common stock held by non-affiliates of the registrant on June 30, 2006, based on $6.70 per share, the last reported sale price on the NASDAQ Global Market on that date, was $22,430,387.

The number of shares outstanding of each of the registrant’s classes of common stock, as of March 12, 2007:

Class	Number of Shares

Common Stock, $1.00 par value	6,258,809

The following documents are incorporated by reference into the Annual Report on Form 10-K: Portions of the registrant’s definitive Proxy Statement for its 2007 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

PART I

Item 1.	Business

General

Nashua Corporation is a manufacturer, converter and marketer of labels and specialty papers. Our primary products include thermal and other coated papers, wide-format papers, pressure-sensitive labels, tags, and transaction and financial receipts.

Our company is incorporated in Massachusetts. Our principal executive offices are located at 11 Trafalgar Square, Suite 201, Nashua, New Hampshire 03063, and our telephone number is (603) 880-2323. Our Internet address is www.nashua.com. Copies of our reports, including this annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, can all be accessed from our website free of charge and immediately after filing with the Securities and Exchange Commission. We are subject to the informational requirements of the Exchange Act, and, accordingly, file reports, proxy statements and other information with the Securities and Exchange Commission. Such reports, proxy statements and other information can be read and copied at the public reference facilities maintained by the Securities and Exchange Commission at the Public Reference Room, 100 F Street, NE, Washington, D.C. 20549. Information regarding the operation of the Public Reference Room may be obtained by calling the Securities and Exchange Commission at 1-800-SEC-0330. The Securities and Exchange Commission maintains a website (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the Securities and Exchange Commission. References in this Form 10-K to “us,” “we,” “ours,” the “company” or to “Nashua” refer to Nashua Corporation and our consolidated subsidiaries, unless the context requires otherwise.

Recent Developments

On March 30, 2006, we entered into an Amended and Restated Credit Agreement with LaSalle Bank National Association and the lenders party thereto, or the Restated Credit Agreement, to amend and restate in its entirety our Credit Agreement, dated March 1, 2002, as amended, or the Original Credit Agreement. The Restated Credit Agreement extends the term of the credit facility under the Original Credit Agreement to March 31, 2009 and provided for a revolving credit facility of $35.0 million, including a $5.0 million sublimit for the issuance of letters of credit, and a $2,841,425 secured letter of credit that will continue to support Industrial Development Revenue Bonds issued by the Industrial Development Board of the City of Jefferson City, Tennessee. On January 12, 2007, we entered into a First Amendment to our Restated Credit Agreement, or the Amendment. The Amendment provides for a reduction in the loans and letters of credit available under the credit facility from the aggregate principal or face amount of $35.0 million at any time outstanding to the aggregate principal or face amount of $20.0 million at any time outstanding. All other terms of the Restated Credit Agreement remained unchanged.

On March 31, 2006, we discontinued our toner and developer business in our Imaging Supplies segment. All information related to the toner and developer business is classified as discontinued operations in this annual report on Form 10-K.

On May 4, 2006, Thomas G. Brooker succeeded Andrew B. Albert as Chief Executive Officer and President. Mr. Albert continues to serve as a director and remained employed by us as Chairman of the Board of Directors, until January 1, 2007, when Mr. Albert became a non-executive employee and an advisor to our Chief Executive Officer. Mr. Albert will also continue to serve, at the pleasure of our Board of Directors, as its non-executive Chairman.

On November 6, 2006, our Board of Directors authorized the repurchase of up to 500,000 shares of our common stock from time to time on the open market or in privately negotiated transactions.

On November 17, 2006, we sold our real estate located in Nashua, New Hampshire for $2.0 million. On November 26, 2006, we sold our property in Merrimack, New Hampshire for a purchase price of $18.5 million, subject to certain adjustments specified in a purchase and sale agreement, to Equity Industrial Partners Corp. We subsequently leased approximately 156,000 square feet of the Merrimack, New Hampshire real estate for continued use by our Specialty Paper Products segment.

Operating Segments

Set forth below is a brief summary of each of our two operating segments together with a description of their more significant products, competitors and operations. Our two operating segments are:

(1) Label Products

(2) Specialty Paper Products

Additional financial information regarding our business segments is contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of Part II, and Note 12 to our Consolidated Financial Statements included in Item 8 of Part II of this annual report on Form 10-K.

Label Products Segment

Our Label Products segment converts, prints and sells pressure-sensitive labels, radio frequency identification (RFID) labels and tickets and tags to distributors and end-users. Our Label Products net sales were $109.7 million, $109.0 million and $104.3 million for the years ended December 31, 2006, 2005 and 2004, respectively.

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

The label industry is price-sensitive and competitive and includes competitors such as Moore Wallace, a division of R. R. Donnelley & Sons Company, Hobart Corporation, a subsidiary of Illinois Toolworks and Corporate Express, as well as numerous regional converters.

We depend on outside suppliers for most of the raw materials used by our Label Products segment. Primary materials used in producing our products include laminated and tag paper, RFID inlets and inks. Thermal and other papers constitute a large percentage of the raw material cost for our products. As a result, our costs and market pricing are heavily impacted by changes in thermal and other paper costs. We purchase materials from multiple suppliers and believe that adequate quantities of supplies are available. However, for some important raw materials, such as certain laminated papers and inks, we either sole source or obtain supplies from a few vendors. There is no current or anticipated supply disruption but a future supply disruption could negatively impact our operations until an alternate source of supply could be qualified. Additionally, there can be no assurance that our future operating results would not be adversely affected by either future increases in the cost of raw materials or the curtailment of supply of raw materials or sourced products.

Specialty Paper Products Segment

Our Specialty Paper Products segment coats, converts, prints and sells papers and films. Products include: thermal papers, dry-gum papers, heat seal papers, bond papers, wide-format media papers, small rolls, financial receipts, point-of-sale receipts, retail consumer products and ribbons. In February 2006, we sold certain assets of our coated carbonless product line to Nekoosa Coated Products LLC and discontinued our coated carbonless product line. Our Specialty Paper Products net sales were $162.5 million, $166.7 million and $168.0 million for the years ended December 31, 2006, 2005 and 2004, respectively.

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

Dry-gum paper is coated with a moisture-activated adhesive. We sell dry-gum paper primarily to fine paper merchants, business forms manufacturers and paper manufacturers, who convert it into various types of labels. Our major competitor in the dry-gum label market is Troy Laminating and Coating, Inc.

Our heat seal papers are coated with an adhesive that is activated when heat is applied. We sell these products through fine paper merchants who, in turn, resell them to printers who convert the papers into labels for use primarily in the pharmaceutical industry. Heat seal papers are also used in bakery, meat packaging and other barcode applications.

Small rolls of bond, carbonless and thermal papers are used for such applications as point-of-sale receipts for cash registers and credit card verification, financial receipts for ATM, teller systems and check processing, adding machine papers, and self-service applications, such as gas station pay-at-the-pump, casino/gambling and thermal facsimile for thermal fax printers. Certain of our small roll products contain security features utilized in loss prevention applications. We sell converted small rolls to paper merchants, paper distributors, superstores, warehouse clubs, resellers and end-users. Small roll brands include Perfect Print and IBM. Our major competitors in the small roll market include NCR Corporation, Moore Wallace, a division of R. R. Donnelley & Sons Company, and several regional converters.

Wide-format media papers are premium quality and uncoated bond papers untreated or treated with either resin or non-resin coatings. We sell wide-format media papers to merchants, resellers, print-for-pay retailers and end-users for use in graphic applications, signs, engineering drawings, posters and for the reproduction of original copies. Our primary competitors in the wide-format papers market are Océ N.V. and several regional converters.

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

During the first quarter of 2006 we exited the coated carbonless product line. Certain inventories, customer list and intellectual properties were sold to Nekoosa Coated Products LLC. As a result of the sale, we recognized severance cost in the first quarter of 2006 related to headcount reductions.

Several of the products in our Specialty Paper Products segment are in mature and declining markets. These include our dry-gum papers, heat seal papers, bond papers and ribbon products. Future sales and profitability for these product lines depend on our ability to maintain current prices and retain and increase our market share in these declining markets. We believe the market for thermal and wide-format papers will continue to grow in the foreseeable future.

Information About Major Customers

While no customer represented ten percent of our consolidated revenues, each of our segments has significant customers. The loss of a significant customer could have a material adverse effect on us or our segments.

Intellectual Property

Our ability to compete may be affected by our ability to protect our proprietary information, as well as our ability to design products outside the scope of our competitors’ intellectual property rights. We hold a limited number of U.S. and foreign patents for our continuing operations, of which one is related to our Label Products segment and 11 are related to our Specialty Paper Products segment, expiring in various years between 2007 and 2021. There can be no assurance that our patents will provide meaningful protection, nor can there be any assurance that third parties will not assert infringement claims against us or our customers in the future. If one of our products was ruled to be in violation of a competitor’s intellectual property rights, we could be required to expend significant resources to develop non-infringing alternatives or to obtain required licenses. There can be no assurance that we could successfully develop commercially viable alternatives or that we could obtain necessary licenses. Additionally, litigation relating to infringement claims could be lengthy or costly and could have an adverse material effect on our financial condition or results of operations regardless of the outcome of the litigation.

Manufacturing Operations

We operate manufacturing facilities in the following locations:

•	Merrimack, New Hampshire

•	Omaha, Nebraska

•	Jefferson City, Tennessee

•	Vernon, California

•	Cranbury, New Jersey

•	Jacksonville, Florida

Our New Hampshire, Nebraska and California facilities are unionized. We have union contracts with our hourly employees at the New Hampshire site. The primary New Hampshire union contract expires in 2009 and the union contracts for the Nebraska and California sites expire in 2012 and 2008, respectively. More information regarding the operating segments and principal products produced at each location can be found in Item 2 of Part I of this Form 10-K. There can be no assurance that future operating results will not be adversely affected by changes in either our labor wage rates or productivity.

Research and Development

Our research and development efforts have been instrumental in the development of many of our products. We direct our research efforts primarily toward developing new products and processes and improving product performance, often in collaboration with customers. Our research and development efforts are focused primarily on new thermal coating applications for our Specialty Paper and Label Products segments and RFID products for our Label Products segment. Our research and development expenditures were $.6 million in 2006, $.6 million in 2005 and $.8 million in 2004.

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

Our pre-tax expenditures for compliance with environmental laws and regulations for continuing and discontinued operations were $.4 million in 2006, $.3 million in 2005, $.1 million in 2004, $.4 million in 2003 and approximately $1.0 million in 2002. Additionally, for sites which we have received notification of the need to remediate, we have assessed our potential liability and have established a reserve for estimated costs associated with the remediation. At December 31, 2006, our reserves for potential environmental liabilities were $1.1 million for continuing operations. However, liability of potentially responsible parties under CERCLA and RCRA is joint and several, and actual remediation expenses at sites where we are a potentially responsible party could either exceed or be below our current estimates. We believe, based on the facts currently known to us, our insurance coverage and the environmental reserve recorded, that our estimated remediation expense and on-going costs of compliance with environmental laws and regulations are not likely to have a material adverse effect on our consolidated financial position, results of operations, capital expenditures or our competitive place in the market.

Executive Officers

Listed below are our executive officers as of March 20, 2007. No family relationships exist among our executive officers.

Name	Age	Position

Thomas G. Brooker	48	President and Chief Executive Officer
John L. Patenaude	57	Vice President — Finance, Chief Financial Officer and Treasurer
Margaret M. Callan	40	Corporate Controller and Chief Accounting Officer
Thomas M. Kubis	46	Vice President of Operations
William Todd McKeown	41	Vice President of Sales and Marketing
Michael D. Travis	47	Vice President of Marketing

Mr. Brooker has been our President and Chief Executive Officer since May 2006. Prior to joining us, Mr. Brooker was a partner in Brooker Brothers LLC (a real estate development company) from December 2004 to May 2006. He served as Group President — Forms, Labels and Office Products of Moore Wallace, a label and printing company and a subsidiary of R.R. Donnelly & Sons Company, a provider of print and related services, from January 2004 through November 2004. From May 2003 to December 2003, Mr. Brooker served as Executive Vice President of Sales for Moore Wallace Incorporated. From May 1998 through May 2003, Mr. Brooker served as Corporate Vice President of Sales for Wallace Computer Services, Inc.

Mr. Patenaude has been our Vice President — Finance and Chief Financial Officer since May 1998. In addition, since August 2000 and from May 1998 to October 1999, Mr. Patenaude has served as Treasurer.

Ms. Callan has been our Corporate Controller and Chief Accounting Officer since May 2003. She served as our Director of Strategic Planning and Analysis from January 2001 to May 2003.

Mr. Kubis has been our Vice President of Operations since August 2006. From May 2004 to August 2006, he served as Vice President of Manufacturing for our Label Products segment. From July 2003 to May 2004, Mr. Kubis served as Vice President of Manufacturing for our Label Products division in Tennessee. From August 1996 to July 2003, Mr. Kubis served as Plant Manager, Label Manufacturing Division, at Wallace Computer Services, Inc., a subsidiary of Moore Corporation Limited (predecessor of R.R. Donnelley & Sons Company).

Mr. McKeown has been Vice President of Sales and Marketing since September 2006. From February 2005 to June 2006, Mr. McKeown was Vice President of Sales and Marketing for Interlake Material Handling, Inc., a manufacturer of storage rack products. From January 2004 to November 2004, Mr. McKeown served as Senior Vice President of Sales of Moore Wallace North America. From 2001 to February 2003, he served as Vice President of Corporate Accounts for Wallace Computer Services, Inc.

Mr. Travis has been Vice President of Marketing since October 2006. He served as Vice President and General Manager of manufacturing operations in Jefferson City, Tennessee for our Label Products division from May 2002 to October 2006.

Our executive officers are generally elected to their offices each year by our Board of Directors shortly after the Annual Meeting of Stockholders.

Employees

We had 784 full-time employees at February 8, 2007. Approximately 187, or 24 percent, of our employees are members of one of several unions, principally the United Steelworkers of America Union. We believe our employee relations are satisfactory.

Our significant labor agreements include:

	Approximate #
	of Employees
Union	Covered	Location	Expiration Date

United Steelworkers of America	76	Omaha, NE	March 31, 2012
United Steelworkers of America	63	Merrimack, NH	April 5, 2009
United Commercial Food Workers	48	Vernon, CA	March 5, 2008

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

We face significant competition.

The markets for our products are highly competitive, and our ability to effectively compete in those markets is critical to our future success. Our future performance and market position depend on a number of factors, including our ability to react to competitive pricing pressures, our ability to hire qualified sales personnel, our ability to maintain manufacturing costs, our ability to introduce new value-added products and services to the market and our ability to react to the commoditization of products. Our performance could also be impacted by external factors, such as:

•	increasing pricing pressures from competitors in the markets for our products;

•	a faster decline than anticipated in the more mature, higher margin product lines, such as heat seal and dry-gum products, due to changing technologies;

•	natural disasters such as hurricanes, floods, earthquakes and pandemic events, which could cause our customers to close a number or all of their stores or operations for an extended period of time causing our sales to be reduced during the period of closure;

•	our ability to pass on raw material price increases to customers;

•	our ability to pass on increased freight cost due to fuel price fluctuations;

•	our ability to pass on utility cost increases; and

•	slower than projected market growth in the radio frequency identification label market and ability to capture market share.

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

We depend on outside suppliers for most of the raw materials used in our business. Although we believe that adequate supplies of the raw materials we use are available, any significant decrease in supplies, any increase in costs or a greater increase in delivery costs for these materials could result in a decrease in our margins, which could harm our financial condition. Our Specialty Paper Products and Label Products segments are impacted by the economic conditions and the plant capacity dynamics within the paper and label industry. In general, the availability and pricing of commodity paper such as uncoated face sheet is affected by the capacity of the paper mills producing the products. Cost increases at paper manufacturers, or other producers of the raw materials we use in our business, and capacity constraints in paper manufacturers operations could cause increases in the costs of raw materials, which could harm our financial condition if we are unable to recover the cost from our customers. Conversely, an excess supply of materials by manufacturers could result in lower selling prices and the risk of eroded margins.

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

A decline in returns on the investment portfolio of our defined benefit plans, changes in mortality tables and interest rates could require us to increase cash contributions to the plans and negatively impact our financial statements.

Funding for the defined benefit pension plans we sponsor is determined based upon the funded status of the plans and a number of actuarial assumptions, including an expected long-term rate of return on plan assets and the discount rate utilized to compute pension liabilities. As of December 31, 2002, we froze benefits under two of these pension plans: the Nashua Corporation Retirement Plan for Salaried Employees and the Supplemental Executive Retirement Plan. In 2006, we also froze the benefits of the Nebraska and the majority of New Hampshire employees included in the Nashua Hourly Employee Retirement Plan. The defined benefit plans were underfunded as of December 31, 2006 by approximately $22.6 million after utilizing the actuarial methods and assumptions for purposes of Financial Accounting Standards (FAS) No. 87, “Employers’ Accounting for Pensions” and FAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of FAS Nos. 87, 86, 106 and 132(R)” and after giving effect to the planned curtailment of benefits. As a result, we expect to experience an increase in our future cash contributions to our defined benefit pension plans. We contributed $1.8 million in 2006 and expect to contribute $5.3 million in 2007. In the event that actual results differ from the actuarial assumptions, the funded status of our defined benefit plans may change and any such resulting deficiency could result in additional charges to equity and against earnings and increase our required cash contributions.

We are dependent on key personnel and on the retention and recruiting of key personnel for our future success.

Our future success depends to a significant extent on the continued service of our key administrative manufacturing, sales and senior management personnel. We do not have employment agreements with most of our executives and do not maintain key person life insurance on any of these executives. We do have an employment agreement with Thomas G. Brooker, who has served as our President and Chief Executive Officer since May 4, 2006. In addition, on April  24, 2006, we entered into a letter agreement with Mr. Albert pursuant to which Mr. Albert became our Executive Chairman commencing on May 4, 2006 until December 31, 2006 and our Chairman therafter. The loss of the services of one or more of our key employees could significantly delay or prevent the achievement of our business objectives and could harm our business. While we have entered into executive severance agreements with many of our key employees, there can be no assurance that the severance agreements will provide adequate incentives to retain these employees. Our future success also depends on our continuing ability to attract, retain and motivate highly skilled employees for key positions. There is competition for qualified employees. We may not be able to retain our key employees or attract, assimilate or retain other highly qualified employees in the future.

We have from time to time in the past experienced, and we expect to continue to experience from time to time, difficulty in hiring and retaining highly skilled employees with appropriate qualifications for certain positions.

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

The financial viability of Katun Corporation is critical to the indemnification relative to the Ricoh patent infringement litigation and the receipt of future royalty streams from the sale of toner formulations to Katun.

We believe we are entitled to indemnification from Katun for monies owed as a result of any judgment rendered against us in this litigation, including for damages, costs, Ricoh’s attorney’s fees and interest, as well as for monies paid to Ricoh pursuant to any settlement of the litigation, provided that Katun has consented to the settlement in writing. In addition, we sold certain toner and developer formulations to Katun as part of the toner liquidation for a future royalty stream. An adverse change to Katun’s financial viability could adversely impact us.

Compliance with changing regulation of corporate governance and public disclosure may result in additional risks and expenses.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new Securities and Exchange Commission regulations and the NASDAQ Stock Market rules, are creating uncertainty for companies such as ours. These new or changed laws, regulations and standards are subject to varying interpretations in many cases and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, our efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased general and administrative expenses and management time and attention. In particular, our efforts to comply with Section 404 of Sarbanes-Oxley and the related regulations regarding our required assessment of our internal controls over financial reporting and our external auditors’ audit of that assessment has required the commitment of significant financial and managerial resources. The Securities and Exchange Commission requires us to begin to comply with the Section 404 requirements for our fiscal year ending December 31, 2007. We expect our compliance efforts to require the continued commitment of significant resources. Additionally, if our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies, our reputation may be harmed and we might be subject to sanctions or investigation by regulatory authorities, such as the Securities and Exchange Commission. Any such action could adversely affect our business and the market price of our stock.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

All of our manufacturing facilities are located in the United States. We believe that our manufacturing facilities are in good operating condition and suitable for the production of our products. We have excess manufacturing space in some locations. Our corporate offices are located in a leased facility in Nashua, New Hampshire. The lease for our corporate offices expires on May 31, 2011.

Our principal facilities are listed below by industry segment, location and principal products produced. Except as otherwise noted, we own each of the facilities listed.

Principal Properties

	Total Square
Location	Footage		Nature of Products Produced

Corporate
Nashua, New Hampshire (leased)	8,000		none (corporate offices)
Park Ridge, Illinois (leased)	3,000	(1)	none (administrative offices)
Specialty Paper Products Segment
Merrimack, New Hampshire (leased)	156,000		coated paper products
Jefferson City, Tennessee	198,000		converted paper products
Vernon, California (leased)	61,000		converted paper products
Cranbury, New Jersey (leased)	31,000		converted paper products
Park Ridge, Illinois (leased)	8,000	(1)	none (administrative offices)
Plymouth, Massachusetts (leased)	7,000		none (sales and warehousing offices)
Kent, Washington (leased)	10,000		none (warehousing)
Label Products Segment
Omaha, Nebraska	170,000		label products
Jefferson City, Tennessee	60,000		label products
Jacksonville, Florida (leased)	42,000		label products
San Francisco, California (leased)	1,000		none (administrative offices)

(1)	Our Specialty Paper Products segment and corporate staff share approximately 11,000 square feet of office space in Park Ridge, Illinois.

Item 3.	Legal Proceedings

Cerion

In August and September 1996, two individual plaintiffs filed lawsuits in the Circuit Court of Cook County, Illinois against us, Cerion Technologies, Inc., certain directors and officers of Cerion, and our underwriter, on behalf of all persons who purchased the common stock of Cerion between May 24, 1996 and July 9, 1996. These two complaints were consolidated. In March 1997, the same individual plaintiffs joined by a third plaintiff filed a Consolidated Amended Class Action Complaint. The consolidated complaint alleged that, in connection with Cerion’s initial public offering, the defendants issued materially false and misleading statements and omitted the disclosure of material facts regarding, in particular, certain significant customer relationships. In October 1997, the Circuit Court, on motion by the defendants, dismissed the consolidated complaint. The plaintiffs filed a Second Amended Consolidated Complaint alleging similar claims as the first consolidated complaint seeking damages and injunctive relief. On May 6, 1998, the Circuit Court, on motion by the defendants, dismissed with prejudice the Second Amended Consolidated Complaint. The plaintiffs filed with the Appellate Court an appeal of the Circuit Court’s ruling. On November 19, 1999, the Appellate Court reversed the Circuit Court’s ruling that dismissed the Second Amended Consolidated Complaint. The Appellate Court ruled that the Second Amended Consolidated Complaint represented a valid claim and sent the case back to the Circuit Court for further proceedings. On December 27, 1999, we filed a Petition with the Supreme Court of Illinois. In that Petition, we asked the Supreme Court of Illinois to determine whether the Circuit Court or the Appellate Court is correct. Our Petition was denied and the case was sent to the Circuit Court for trial. On October 8, 2003, the Circuit Court heard motions on a summary judgment motion and a class action certification motion. On August 16, 2005, the Circuit Court issued an order granting the defendants’ motion for Summary Judgment and dismissed the plaintiffs’ Complaint. On September 15, 2005, the plaintiffs appealed the Circuit Court’s grant of Summary Judgment with the Appeals Court. On June 30, 2006, the Appellate Court dismissed the plaintiffs’ appeal of the August 16, 2005 order by the Circuit Court which granted the defendants’ motion for Summary Judgment. On August 4, 2006, the plaintiffs filed a petition with the Supreme Court of Illinois for Leave to Appeal the Appellate Court’s order. On November 29, 2006, the Illinois Supreme Court declined to hear the plaintiffs’ appeal and notice was sent to the Appellate Court effective January 4, 2007. The plaintiffs had until January 24, 2007 to refile their claim with the Supreme Court. Since there was no claim filed, this matter is now favorably ruled in our favor. We believe that we will receive the value of our 37.1 percent ownership in the Cerion Liquidating Trust which was valued at $1.5 million before income taxes at December 31, 2006. Our investment in Cerion is included under other assets in our consolidated balance sheets.

Ricoh

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

On April 12, 2005, the District Court granted the defendants’ summary judgment motion relative to the trademark and unfair competition, and dismissed the counts related to trademark infringement and unfair competition, narrowing the scope of the suit.

On May 12, 2005, we filed a Motion for Leave to File a First Amended Answer and Counterclaim adding an antitrust counterclaim against Ricoh. Ricoh opposed our motion. On June 3, 2005, the Court denied our motion. On June 20, 2005, we filed a Motion for Reconsideration, which Ricoh also opposed. On July  14, 2005, the Court denied our Motion for Reconsideration.

On August 2, 2005, the Court issued an opinion construing the disputed claim terms of the six patents-in-suit; granting Ricoh’s Motion for Partial Summary Judgment of Infringement of U.S. Patent No. 6,075,963 (the “‘963 patent”); granting Ricoh’s Motion for Partial Summary Judgment of “no invalidity” with respect to claim 1 of the ‘963 patent; and denying the defendants’ Motion for Partial Summary Judgment of Invalidity with respect to claim 1 of the ‘963 patent. General Plastics Industrial Co., Ltd. filed a Motion for Reconsideration of certain aspects of the Court’s opinion, which the District Court denied on April 17, 2006.

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

On May 19, 2006, the defendants jointly filed three additional Motions for Summary Judgment of Noninfringement and Invalidity of the asserted Ricoh patents. On June 26, 2006, Ricoh filed Oppositions to the defendants’ Motions for Summary Judgment, as well as Cross-Motions for Summary Judgment. The defendants’ Replies and Oppositions to Ricoh’s Cross-Motions for Summary Judgment were filed on July 31, 2006. In early May 2006, the parties completed expert discovery on Ricoh’s patent claims. Discovery on damages and willfulness issues has been bifurcated and will be addressed following completion of the liability phase of the litigation. Fact discovery on other defendants’ antitrust counterclaims is now ongoing, however, we are not involved in every aspect of the case. No trial date on liability issues has been set. We are unable to express an opinion as to the probable outcome of this litigation.

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

Environmental

We are involved in certain environmental matters and have been designated by the Environmental Protection Agency, referred to as the EPA, as a potentially responsible party for certain hazardous waste sites. In addition, we have been notified by certain state environmental agencies that some of our sites not addressed by the EPA require remedial action. These sites are in various stages of investigation and remediation. Due to the unique physical characteristics of each site, the technology employed, the extended timeframes of each remediation, the interpretation of applicable laws and regulations and the financial viability of other potential participants, our ultimate cost of remediation is difficult to estimate. Accordingly, estimates could either increase or decrease in the future due to changes in such factors. At December 31, 2006, based on the facts currently known and our prior experience with these matters, we have concluded that it is probable that site assessment, remediation and monitoring costs will be incurred. We have estimated a range for these costs of $1.1 million to $2.1 million for continuing operations. These estimates could increase if other potentially responsible parties or our insurance carriers are unable or unwilling to bear their allocated share and cannot be compelled to do so. At December 31, 2006, our accrual balances relating to environmental matters were $1.1 million for continuing operations. Based on information currently available, we believe that it is probable that the major potentially responsible parties will fully pay the costs apportioned to them. We believe that our remediation expense is not likely to have a material adverse effect on our consolidated financial position or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Market Information, Holders and Dividends

Our common stock is listed and traded on the NASDAQ Global Market under the symbol “NSHA.” As of December 31, 2006, the number of record holders of our common stock was 819. The following table sets forth the high and low sales price per share for our common stock as reported by the NASDAQ Global Market for each period indicated.

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter	Year

2006
High	$8.62	$10.29	$7.50	$8.48	$10.29
Low	$6.20	$6.70	$5.70	$5.96	$5.70
2005
High	$11.95	$9.75	$9.39	$8.01	$11.95
Low	$8.47	$8.40	$5.75	$5.50	$5.50

Our ability to pay dividends is restricted under the provisions of our debt agreement which allows us to use cash for dividends to the extent that the availability under the line of credit exceeds $3.0 million. We did not declare or pay a cash dividend on our common stock in 2006 or 2005.

(b) Issuer Purchases of Equity Securities during the Quarter ended December 31, 2006

The following table provides information about purchases by us during the quarter ended December 31, 2006 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

				Maximum Number (or
				Approximate Dollar
			Total Number of	Value) of Shares
			Shares Purchased as	(or Units) That May
	Total Number	Average	Part of Publicly	Yet be Purchased
	of Shares	Price Paid	Announced Plans	Under the
Period	Purchased(1)	per Share(2)	or Programs(3)	Plans or Programs

November 1 through 30	5,831	$7.11	5,831	494,169
December 1 through 31	9,598	$7.86	9,598	484,571

Total	15,429		15,429

(1)	We repurchased an aggregate of 15,429 shares of our common stock pursuant to the repurchase program that we publicly announced on November 6, 2006 (the “Program”).

(2)	Exclusive of fees and costs.

(3)	Our Board of Directors approved the repurchase by us of up to an aggregate of 500,000 shares of our common stock pursuant to the Program.

Item 6.	Selected Financial Data

The following table presents our selected financial data. Certain prior-year amounts have been reclassified to conform to the current-year presentation.

Nashua Corporation and Subsidiaries

Five-Year Financial Review (1)

	December 31,
	2006	2005	2004	2003	2002
	(In thousands, except per share data, number of
	employees and percentages)

Operations(2)(3)
Net sales	$269,043	$272,585	$268,731	$267,164	$260,068
Gross margin percentage	15.1%	16.4%	18.6%	18.5%	19.5%
Selling, distribution, general and administrative expenses as a percentage of sales	16.0%	15.4%	16.0%	16.9%	17.1%
Income from continuing operations before income taxes as a percentage of sales	1.5%	0.5%	2.4%	0.0%	1.1%
Income from continuing operations as a percentage of sales	0.8%	0.2%	1.5%	0.0%	0.7%
Effective tax rate	51.0%	50.2%	38.5%	53.6%	39.5%
Income from continuing operations before income taxes	$4,092	$1,322	$6,500	$125	$2,951
Income from continuing operations after income taxes	$2,006	$658	$3,998	$58	$1,785
Income (loss) from discontinued operations(4)	$262	$(62)	$(211)	$44	$531
Gain of disposal of discontinued operations	$1,331	$—	$—	$—	$—
Net income	$3,599	$596	$3,787	$102	$2,316
Basic and diluted earnings (loss) per common share:
Income from continuing operations per common share	$0.32	$.11	$0.67	$0.01	$0.31
Income (loss) from discontinued operations per common share(4)	$0.26	$(0.01)	$(0.04)	$0.01	$0.09
Net income per common share	$0.58	$0.10	$0.63	$0.02	$0.40
Income from continuing operations per common share assuming dilution	$0.32	$0.11	$0.65	$0.01	$0.30
Income (loss) from discontinued operations per common share assuming dilution(4)	$0.26	$(0.01)	$(0.03)	$0.01	$0.09
Net income per common share assuming dilution	$0.58	$0.10	$0.62	$0.02	$0.39
Financial Position(2)
Working capital	$30,949	$32,049	$31,662	$22,296	$21,011
Total assets	$127,615	$144,919	$150,960	$151,676	$146,188
Non-current portion of long-term debt	$4,750	$25,250	$27,350	$24,200	$23,000
Total debt	$4,750	$28,750	$30,750	$27,600	$25,000
Total long-term obligations, including other long-term liabilities	$33,246	$63,395	$51,369	$51,987	$48,759
Total capital employed	$73,777	$82,484	$96,698	$88,797	$87,018
Total debt as a percentage of capital employed	6.4%	34.9%	31.8%	31.1%	28.7%
Shareholders’ equity	$69,027	$53,734	$65,948	$61,197	$62,018
Shareholders’ equity per common share	$10.88	$8.59	$10.62	$10.37	$10.66
Other Selected Data(2)
Investment in plant and equipment (excluding acquisitions)	$2,785	$3,845	$6,599	$4,307	$4,349
Depreciation and amortization	$6,803	$9,466	$7,900	$7,942	$7,581
Return on average shareholders’ equity	5.9%	1.0%	6.0%	0.2%	3.5%
Common stock price range:
High	$10.29	$11.95	$11.65	$9.50	$10.20
Low	$5.70	$5.50	$8.20	$6.75	$5.40
Year-end closing price	$8.15	$7.02	$11.36	$8.50	$8.78
Number of employees from continuing operations	784	823	830	850	945
Number of employees from discontinued operations	—	57	76	79	81
Average common shares outstanding, basic	6,140	6,090	6,011	5,869	5,783

(1)	See Note 13 to our Consolidated Financial Statements for Selected Quarterly Financial Data required under Item 302 of Regulation S-K.

(2)	See Note 2 to our Consolidated Financial Statements for a description of business changes relevant to this data.

(3)	Net income from continuing operations includes restructuring and unusual income of $.1 million (<.1 percent of sales) for 2003 and 2002. Net income from continuing operations for 2006 includes a $.6 million net loss related to the curtailment of pension and postretirement benefits for certain hourly employees in Merrimack, New Hampshire. Net income from discontinued operations for 2005 includes a $.4 million net loss related to the curtailment of pension benefits for certain employees in our former Imaging Supplies segment. Net income from continuing operations for 2004 includes a $1.0 million net gain related to the settlement of postretirement death benefits. Net income from continuing operations for 2003 includes a $1.6 million net loss related to postretirement healthcare benefits for union employees located in New Hampshire. Net income from continuing operations for 2002 includes a $.2 million net gain on the curtailment of pension and postretirement benefit plans.

(4)	Income (loss) from discontinued operations for each of the years presented includes results of our toner and developer business. Income from discontinued operations for 2006 also includes income from the liquidation of our former Photo UK entity and a loss related to environmental issues resulting from our previously exited Computer Products business. Income from discontinued operations for 2005 also includes a tax benefit related to the settlement of an outstanding Internal Revenue Service audit from the years 1995 through 2000.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management Discussion and Analysis should be read in conjunction with Item 1: Business; Item 6: Selected Financial Data; and Item 8: Financial Statements and Supplementary Data.

Overview

Our continuing operations include results of our Label Products and Specialty Paper Products segments. Effective March 31, 2006, the toner and developer business included in our former Imaging Supplies segment is reported under discontinued operations in the consolidated financial statements for all periods presented. We have retained the resin product line of our former Imaging Supplies segment which is now classified in the “all other” category.

Our net sales decreased to $269.0 million in 2006 compared to $272.6 in 2005. Our gross margin percentage decreased to 15.1 percent in 2006 compared to 16.4 percent in 2005. Our selling and distribution expenses decreased $.4 million and our administrative expenses increased $1.5 million in 2006. Our Label Products and Specialty Paper Products segments both operated profitably in 2006. Our results from continuing operations before income taxes increased to $4.1 million in 2006 from $1.3 million in 2005. Our 2006 results from continuing operations include a $9.0 million gain on the sale of our real estate located in Merrimack, New Hampshire. These financial results are further discussed in the Consolidated Results of Operations.

During 2006, we had numerous developments which impacted us and our results. These developments are as follows:

•	On May 4, 2006, Thomas Brooker joined us as Chief Executive Officer and President replacing Andrew Albert in these capacities. Mr. Albert remains with us as Chairman of the Board.

•	During the first quarter, we:

•	Renegotiated our credit agreements with our lenders LaSalle Bank National Association and Bank of America;

•	Entered into a definitive agreement with Katun Corporation relative to the sale of certain assets of our toner and developer business;

•	Exited our coated carbonless business selling certain assets including inventory, customer list and certain trademarks to Nekoosa Coated Products LLC, incurring severance and inventory write downs in the process; and

•	Froze pension benefits for hourly employees in Omaha, Nebraska.

•	During the second quarter, we:

•	Consolidated our manufacturing space in Merrimack, New Hampshire to approximately 156,000 square feet;

•	Sold assets of our toner and developer business of our former Imaging Supplies segment; and

•	Opened a wide-format converting facility in Cranbury, New Jersey to service our customers in the Mid-Atlantic and New England regions.

•	During the third quarter, we:

•	Streamlined senior management to be more aligned with customer needs and expected future revenue growth. We recognized a $.7 million severance charge associated with this change;

•	Closed our St. Louis, Missouri label converting facility and consolidated the converting of labels into facilities located in Jacksonville, Florida, Jefferson City, Tennessee and Omaha, Nebraska;

•	Moved our St. Augustine, Florida label converting facility to a new state-of-the-art facility in Jacksonville, Florida;

•	Froze pension benefits for certain hourly employees in Merrimack, New Hampshire. We recognized a pension curtailment loss of $.8 million; and

•	Froze benefits and terminated future benefits under our postretirement benefit plans for certain hourly employees located in Merrimack, New Hampshire. We recognized a postretirement curtailment gain of $.2 million.

•	During the fourth quarter, we:

•	Sold our real estate located in Nashua, New Hampshire for $2.0 million;

•	Sold our real estate located in Merrimack, New Hampshire for $17.1 million, net of expenses. We recognized a gain on the sale of $9.0 million. We deferred the remainder of the gain on the sale, approximately $3.3 million, over the five-year duration of the lease for the portion of the Merrimack property we leased back;

•	Consolidated the Label and Converting sales force and provided training to allow sales representatives to focus on increasing sales with existing and prospective customers through a consultative process;

•	Implemented a share repurchase program approving a repurchase of up to 500,000 shares. As of December 31, 2006 we have repurchased 15,429 shares of our common stock; and

•	Received a favorable ruling from the Supreme Court of Illinois relative to the Cerion shareholder litigation.

•	During the year we reduced bank debt from approximately $26.0 million at December 31, 2005 to $2.0 million at December 31, 2006.

During 2005, we experienced the following significant developments:

•	During the fourth quarter of 2005, the Label Products segment completed a study of manufacturing requirements as part of its program to operate more effectively and reduce costs. As a result of this analysis, meaningful cost reductions in wages and benefits were identified and negotiated with our hourly employees in Nebraska.

•	On September 13, 2005, we effected a move of the listing of our common stock from the New York Stock Exchange to the NASDAQ Global Market. Our common stock is listed on the NASDAQ Global Market under the symbol “NSHA.”

•	In June 2005, we acquired certain assets of Label Systems International (LSI) in St. Augustine, Florida. The asset acquisition expanded our manufacturing base and enabled us to enter the retail shelf, pharmacy and laser toner cartridge product lines. Operating activity relating to the assets of LSI is reported in our Label Products segment.

•	In April 2005, we announced plans to exit our toner and developer business and we entered into a definitive agreement with Katun in January 2006.

•	We made progress in the RFID initiatives throughout 2005 and had sales in the initial year of production of approximately $.6 million. Our list of RFID customers includes nationally recognized consumer products goods manufacturers and other companies and organizations involved in RFID systems. In addition, we established a solid foundation for growth by signing formal working relationships with Alien Technologies® and Printronix, Inc. Operating activity relating to this product line is reported in our Label Products segment.

•	In the second quarter of 2005, we moved our wide-format converting facility from the Morristown, Tennessee facility to a 56,000 square foot Jefferson City, Tennessee facility, which we acquired in December 2004.

•	During 2005, we continued resolving legacy issues, and in June 2005, we reached a favorable settlement with the Internal Revenue Service for the tax disputes dating from the years 1995-2000.

During 2004, we experienced the following significant developments:

•	In December 2004, we purchased property consisting of land and building contiguous to our Jefferson City, Tennessee campus to be utilized for manufacturing by our Specialty Paper Products segment. We moved our wide-format manufacturing from Morristown, Tennessee to Jefferson City, Tennessee during the second quarter of 2005. The acquisition was financed by the issuance of industrial revenue bonds by the Industrial Revenue Board of Jefferson City, Tennessee, which are supported by an irrevocable letter of credit in the amount of $2.8 million issued by our lenders. Proceeds in excess of the cost of the building were utilized to retrofit the building and purchase equipment utilized in Jefferson City, Tennessee.

•	In December 2004, we executed a purchase and sale agreement with Southern New Hampshire Services to sell our land and buildings located in Nashua, New Hampshire for $2.0 million. The sale closed in November 2006.

•	During the third quarter of 2004, we recognized a $1.0 million non-cash pre-tax gain related to the transfer of the liability for retiree death benefits to Minnesota Life, a subsidiary of Securian Financial Group. As part of the transaction, Minnesota Life assumed the liability for, and the administration of, death benefits for approximately 580 of our retirees. The agreement was effective October 1, 2004 and included a $2.4 million one-time premium payment to Minnesota Life.

Consolidated Results of Operations

The consolidated results of operations should be read in conjunction with the individual segment results.

				Percent Change
	For the Years Ended December 31,			2006 vs.	2005 vs.
	2006	2005	2004	2005	2004
	(In millions)

Net sales
Label Products	$109.7	$109.0	$104.3	.6	4.5
Specialty Paper Products	162.5	166.7	168.0	(2.5)	(0.8)
Other	2.5	1.6	1.6	56.2	—
Eliminating	(5.7)	(4.7)	(5.2)	21.3	(9.6)

Consolidated Net Sales	269.0	272.6	268.7	(1.3)	1.5
Gross margin
Label Products	16.3	16.1	18.8	1.2	(14.4)
Specialty Paper Products	24.1	28.4	31.2	(15.1)	(9.0)
Other	.2	—	.1	—	—
Eliminating	—	.1	—	—	—

Consolidated Gross margin	40.6	44.6	50.1	(9.0)	(11.0)
Gross margin %	15.1%	16.4%	18.6%	—	—
Selling and distribution expenses	23.9	24.3	23.8	(1.6)	2.1
General and administrative expenses	19.1	17.6	19.3	8.5	8.8
Research and development expenses	.6	.6	.8	—	(25.0)
Net loss (gain) on settlement/curtailment of pension and postretirement benefits	.6	—	(1.0)	—	—
Other income	(1.2)	(1.0)	(.7)	(2.0)	(42.9)
Gain on sale of real estate	(9.0)	—	—	—	—
Impairment of intangible assets	.6	—	—	—	—
Loss from equity investments	.4	—	.4	—	—
Interest expense, net	1.5	1.8	1.0	(16.7)	(80.0)
Income before income taxes from continuing operations	4.1	1.3	6.5	215.4	80.0
Income (loss) from discontinued operations, net of taxes	1.6	(.1)	(.2)	—	(50.0)
Net income	$3.6	$.6	$3.8	500.0	(84.2)

Our net sales decreased $3.6 million to $269.0 million in 2006, from $272.6 million in 2005, and increased $3.9 million in 2005 from $268.7 million in 2004.

•	The decrease from 2005 to 2006 was due to decreased sales in our Specialty Paper Products segment which was partially offset by increased sales in our Label Products segment.

•	Net sales for both of our business segments is discussed in detail under “Results of Operations by Reportable Operating Segment.”

Our gross margin was $40.6 million in 2006 compared to $44.6 million in 2005 and $50.1 million in 2004. Our operating gross margin percentage declined to 15.1 percent in 2006 compared to 16.4 percent in 2005 and 18.6 percent in 2004.

•	The margin percent in 2006 compared to 2005 deteriorated in both of our operating segments. These decreases were primarily attributable to increased defined benefit pension costs, the opening of our Cranbury, New Jersey and Jacksonville, Florida facilities, the exit of the coated carbonless business and the consolidation of manufacturing space and facilities in both of our segments.

•	Gross margin changes, for both of our business segments, are discussed in detail under “Results of Operations by Reportable Operating Segment.”

Selling and distribution expenses decreased to $23.9 million in 2006 compared to $24.3 million in 2005 and increased from $23.8 million in 2004. As a percent of sales, selling and distribution expenses remained unchanged at 8.9 percent in 2006 compared to both 2005 and 2004.

•	The $.4 million decrease in selling and distribution expenses from 2005 to 2006 was due to decreases of $1.1 million in our Specialty Paper Products segment, which was partially offset by increases of $.7 million in our Label Products segment. The decrease in 2006 compared to 2005 was primarily due to lower distribution costs related to lower sales volume in our Specialty Paper Products segment, as well as decreased commission expenses also related to lower sales volume.

•	Selling and distribution expenses for each of our business segments are discussed in detail under “Results of Operations by Reportable Operating Segment.”

General and administrative expenses increased to $19.1 million in 2006 compared to $17.6 million in 2005 and decreased from $19.3 million in 2004. As a percent of sales, general and administrative expenses were 7.1 percent in 2006 compared to 6.5 percent in 2005 and 7.2 percent in 2004.

•	The increase in general and administrative expenses in 2006 compared to 2005 was driven by increases of $1.2 million in corporate expenses, which are unallocated to our segments, and $.4 million in our Label Products segment partially offset by a $.1 million decrease in our Specialty Paper Products segment. The increase for 2006 compared to 2005 for unallocated corporate expenses, Label Products and Specialty Paper Products segments, collectively, was primarily due to increased defined benefit pension cost and employee severance costs which was partially offset by decreased employee and bank costs in our Specialty Paper Products segment. The increase in our defined benefit pension expense related directly to the application of a lower discount rate and the effect of updated mortality tables in 2006.

•	General and administrative expenses for both of our business segments are discussed under “Results of Operations by Reportable Operating Segment.”

Research and development expenses remained relatively unchanged at $.6 million in 2006 compared to 2005 and decreased from $.8 million in 2004. As a percent of sales, research and development expenses were .1 percent in 2006, 2005 and 2004.

•	Research and development expenses for both of our business segments are discussed under “Results of Operations by Reportable Operating Segment.”

Net loss (gain) on curtailment of pension and postretirement plans was a loss of $.6 million in 2006, $0 million in 2005 and a gain of $1.0 million in 2004.

•	The loss of $.6 million in 2006 resulted from a loss of $.8 million related to the freezing of our defined benefit pension plan for certain hourly employees more than offsetting the gain from the curtailment of our medical postretirement benefits for certain hourly employees in our Specialty Paper Products segment located in Merrimack, New Hampshire.

•	The gain of $1.0 million in 2004 from the curtailment of postretirement benefits resulted from the settlement of postretirement death benefits.

Other income increased to $1.2 million in 2006 compared to $1.0 million in 2005 and $.7 million in 2004. Other income includes income from the rental of warehouse space previously unutilized by us in our Merrimack, New Hampshire facility included in the Specialty Paper Products segment. Our Merrimack facility was sold on November 29, 2006.

Loss from equity investments increased to $.4 million in 2006 compared to $0 million in 2005 and $.4 million in 2004. The loss of $.4 million in 2006 related to our investment in Tec Print, LLC, which is included in our Label Products segment. The Tec Print loss is partially attributable to its exit of the lottery business. Our loss of $.4 million in 2004 related to an investment in Labelnet in our Label Products segment.

We recognized a gain on sale of real estate in 2006 of $9.0 million relating to the sale of property located in Merrimack, New Hampshire. We entered into a five-year lease agreement with the buyer to lease back a portion of the space for continued manufacturing use by our Specialty Paper Products segment.

Net interest expense decreased to $1.5 million in 2006 compared to $1.8 million in 2005 and increased from $1.0 million in 2004. Our weighted average annual interest rate on long-term debt was 7.3 percent in 2006 compared to 5.4 percent in 2005 and 3.5 percent in 2004. Our average balance on long-term debt decreased $10.4 million to $19.9 million from 2005 to 2006 and decreased $2.1 million from 2004 to 2005.

•	The decrease in net interest expense in 2006 from 2005 was primarily due to a reduction in debt related to the use of proceeds from the sale of property in the fourth quarter of 2006 in addition to the recognition of a mark-to-market adjustment related to our interest rate swap entered into in the first quarter of 2006.

•	The increase in interest expense from 2004 to 2005 related primarily to increased interest rates on bank debt and lower interest income recognized in 2004 related to the settlement of a 1993 interest matter with the Internal Revenue Service.

Our income from continuing operations before income taxes was $4.1 million in 2006 compared to $1.3 million in 2005 and $6.5 million in 2004.

•	The $2.8 million increase in our pre-tax income from 2005 to 2006 was primarily due to the gain on the sale of our Merrimack facility included in our Specialty Paper Products segment which was partially offset by company-wide increased defined benefit pension expenses. In addition, we recognized decreased gross margins in our Specialty Paper Products segment resulting primarily from lower sales volume as well as increased costs associated with exiting the carbonless product line in addition to consolidating space in our Merrimack facility.

•	The $5.2 million decrease in our pre-tax income from 2004 to 2005 was primarily due to lower gross margins in both of our segments which were partially offset by decreased general, administrative and research and development expenses.

Our annual effective income tax rate from continuing operations was a provision of 51.0 percent in 2006, and is higher than the U.S. statutory rate of 35 percent primarily due to the impact of state income taxes (4.8%), the increase in the valuation reserve (7.2%) relative to the potential loss of utilization of state loss carryforwards and credits against state taxes, and an adjustment of deferred tax assets (3.2%). The annual effective income tax rate from continuing operations for 2005 was 50.2 percent which is higher than the U.S. statutory rate of 35 percent due to the impact of state income taxes (5.8%), an adjustment to deferred tax assets (6.8%) and non-deductible permanent book-tax differences (2.6%). The annual effective rate for 2004 was 38.5 percent which is higher than the U.S. statutory rate of 35 percent. The increase is primarily attributable to the impact of state taxes (2.9%).

Our income from continuing operations, net of income taxes, for 2006 was $2.0 million, or $0.32 per share, compared to income of $.7 million, or $0.11 per share, for 2005 and income of $4.0 million, or $0.67 per share, for 2004.

Income (loss) from discontinued operations, net of taxes, for 2006 was $1.6 million, or $0.26 per share, compared to losses from discontinued operations, net of taxes, for 2005 and 2004 of $.1 million, or $.01 per share, and $.2 million, or $.04 per share, respectively. The results of our discontinued operations for each year presented, relate primarily to the exit of our toner and developer business, which was previously included in our former Imaging Supplies segment. The results for discontinued operations for 2005 also include income from our amended settlement agreement with the IRS resulting in the reversal of a previously estimated accrued amount.

Our net income for 2006 was $3.6 million, or $0.58 per share, compared to $.6 million, or $0.10 per share, for 2005 and $3.8 million, or $0.63 per share, for 2004.

Results of Operations by Reportable Operating Segment

Label Products Segment

				Percent Change
	For the Years Ended December 31,			2006 vs.	2005 vs.
	2006	2005	2004	2005	2004
	(In millions)

Net sales	$109.7	$109.0	$104.3	.6	4.5
Gross margin	16.3	16.1	18.8	1.2	(14.4)
Gross margin %	14.9%	14.8%	18.0%	—	—
Selling and distribution expenses	7.3	6.7	6.3	9.0	6.3
General and administrative expenses	4.4	4.0	4.5	10.0	(11.1)
Research and development	.1	—	—	—	—
Impairment of intangible assets	.6	—	—	—	—
Loss from equity investment	.4	—	.4	—	—
Income from continuing operations before income taxes	$3.5	$5.4	$7.6	(35.2)	(28.9)

Net sales for our Label Products segment increased to $109.7 million in 2006 from $109.0 million in 2005 and $104.3 million in 2004.

•	The $.7 million, or .6 percent, increase in net sales in 2006 compared to 2005 resulted primarily from a $1.1 million increase in our ticket product line, $1.0 increase in our retail shelf product line, $.9 million increase in our RFID product line and a $.4 million increase in the automatic identification product line which was partially offset by declines of $1.1 million in our supermarket scale product line, $.8 million in the pharmacy product line and $.8 million in our other product lines. The increase in our ticket product line sales resulted primarily from incremental volume gained from existing customers. The increase in our retail shelf and automatic identification product lines resulted primarily from the acquisition of certain assets of LSI and incremental business from existing customers. The RFID sales increase is a result of unit volume growth associated with the new product line. The decreased sales in our supermarket scale and pharmacy product lines are primarily a result of lost business.

•	The $4.7 million, or 4.5 percent, increase in net sales in 2005 compared to 2004 resulted primarily from a $10.2 million increase in our automatic identification product line, $1.2 million increase in the pharmacy product line, $.6 million increase in our RFID product line and a $.1 million increase in other product lines which was partially offset by declines of $4.4 million in our supermarket scale product line, $1.6 million in the retail shelf product line and $1.4 million in our EDP product line. The increase in automatic identification label sales resulted primarily from incremental volume gained from new customers, the acquisition of certain assets of LSI and incremental business from existing customers. The increase in the pharmacy product line results from the acquisition of certain assets of LSI. The 2005 RFID sales increase is a result of our initial progress in entering into the new product line. The decreased sales in our supermarket scale and retail shelf product lines are primarily a result of lost business, a portion of which is now produced by the customer itself. The decreased sales in our EDP product line are due to market erosion as a result of printer technology changes and lost business.

Gross margin for our Label Products segment increased to $16.3 million in 2006 from $16.1 million in 2005 and decreased from $18.8 million in 2004. The gross margin percentage increased to 14.9 percent in 2006 compared to 14.8 percent in 2005 and decreased from 18.0 percent in 2004.

•	The gross margin increase of $.2 million in 2006 compared to 2005 was primarily related to increased selling price which was partially offset by unabsorbed fixed plant costs and severance related to the facility consolidation project from St. Louis, Missouri to the plants in Florida, Tennessee and Nebraska, severance related to the negotiated union contract with Nebraska hourly employees, unabsorbed fixed cost at the Florida facility and increased employee defined benefit pension costs.

•	The gross margin decrease of $2.7 million in 2005 compared to 2004 was primarily related to increased raw material costs, which have only partially been passed on to customers due to competitive market conditions, as well as unabsorbed fixed plant costs at our Florida facility, which was part of our June 2005 acquisition of certain assets of LSI, and increased employee pension and workers’ compensation costs.

Selling and distribution expenses for our Label Products segment increased to $7.3 million in 2006 compared to $6.7 million in 2005 and $6.3 million in 2004. As a percentage of sales, selling and distribution expenses increased to 6.7 percent in 2006 compared 6.1 percent in 2005 and 6 percent in 2004. The increase in expenses in 2006 was primarily due to increased distribution costs related to increased freight rates, increased employee severance and pension costs and increased commission expenses related to the acquisition of certain LSI assets. The increase in expenses in 2005 compared to 2004 was primarily related to increased commission expenses due to the acquisition of certain LSI assets and increased employee salary and benefits and increased bad debt expense.

General and administrative expenses for our Label Products segment increased to $4.4 million in 2006 compared to $4.0 million in 2005 and decreased from $4.5 million in 2004. As a percent of sales, general and administrative expenses increased to 4 percent in 2006 compared to 3.7 percent in 2005 and decreased from 4.3 percent in 2004. The $.4 million increase in 2006 compared to 2005 was primarily related to increased defined benefit pension cost, legal and settlement costs and severance expense associated with management changes occurring in the third quarter of 2006. The $.5 million decrease in expenses in 2005 from 2004 was mainly attributable to decreased employee incentive expenses, which more than offset an increase in environmental expense related to ongoing Omaha, Nebraska site monitoring and amortization expense.

Impairment of intangible assets in 2006 of $.6 million relates to the assets acquired in 2005 and 2003 from LSI and Zebra, respectively. Both intangible assets were tested for impairment based on indicators related to the customer lists acquired. We evaluated the carrying value of both intangible assets in relation to their operating performance and future undiscounted cash flows and determined a portion of the assets carrying value is not recoverable.

Loss from equity investment for our Label Products segment increased to $.4 million in 2006 compared to $0 million in 2005 and $.4 million in 2004. The loss of $.4 million in 2006 related to our investment in Tec Print, LLC. Our loss of $.4 million in 2004 related to an investment in Labelnet.

Income from continuing operations before income taxes for our Label Products segment decreased to $3.5 million in 2006 compared to $5.4 million in 2005 and $7.6 million in 2004.

Specialty Paper Products Segment

				Percent Change
	For the Years Ended December 31,			2006 vs.	2005 vs.
	2006	2005	2004	2005	2004
	(In millions)

Net sales	$162.5	$166.7	$168.0	(2.5)	(0.8)
Gross margin	24.1	28.4	31.2	(15.1)	(9.0)
Gross margin %	14.8%	17.0%	18.6%	—	—
Selling and distribution expenses	16.6	17.6	17.5	(5.7)	0.6
General and administrative expenses	7.1	7.2	7.5	16.4	(10.3)
Research and development expenses	.5	.6	.7	(16.7)	(14.3)
Loss on curtailment of pension and postretirement plans	.6	—	—	—	—
Other income	(1.2)	(1.1)	(.7)	(9.1)	(57.1)
Income from continuing operations before income taxes	$.5	$4.1	$6.2	(88.0)	(33.9)

Our Specialty Paper Products segment reported sales of $162.5 million compared to $166.7 million in 2005 and $168.0 million in 2004.

•	The $4.2 million, or 2.5 percent, decrease in net sales in 2006 compared to 2005 was primarily due to sales decreases of $3.9 million in our non-retail thermal point-of-sale (POS) product line, $3.0 million in our coated carbonless product line, $1.6 million in our financial product line, $.8 million in our retail POS product line, $.7 million in our bond product line and $.4 million in our miscellaneous other product lines. The decreases were partially offset by sales increases of $3.0 million in our thermal facesheet product line, $2.8 million in our wide-format product line and $.4 million in our thermal ticket and tag product line. The net sales decrease in our non-retail thermal product line was primarily due to lower unit volume sold. The net sales decrease in our coated carbonless product line was the result of the exit and sale of certain assets of the coated carbonless product line in February 2006. The net sales decrease in our financial product line was primarily a result of lower sales volume from a major customer. The net sales decrease in the retail POS product line resulted primarily from the decreased unit volume to a major customer. The net sales increase in our thermal face sheet products was primarily due to increased sales volume from existing customers. The net sales increase in our wide-format products resulted from new customer business.

•	The $1.3 million, or .8 percent, decline in net sales in 2005 compared to 2004 was primarily due to sales decreases of $7.0 million in our non-retail thermal POS product line, $2.6 million in our thermal ticket and tag product line, $2.5 million in our carbonless product line, $1.6 million in our bond product line, $1.2 million in our dry gum product line, and $.6 million in our thermal face sheet product line. The decreases were partially offset by sales increases of $6.0 million in our wide-format product line, $3.7 million in our retail product line, $2.7 million in our ribbon and laser cartridge product line, $1.3 million in our fraud prevention product line, and $.5 million of other miscellaneous product lines. The net sales decrease in our thermal product line was due to the combination of lower unit volume and reduced pricing. The net sales decrease in the thermal ticket and tag products results primarily from the loss of airline ticket business as well as lower volume to other key customers. The continued shift in technology resulted in lower sales of dry-gum and carbonless products. The net sales decrease in our thermal face sheet products was primarily due to lower volume. The net sales increase in our wide-format products resulted from new customer business. The net sales increase in the ribbon and laser cartridge product line resulted from the acquisition of certain assets of LSI. The net sales increase in our retail product line was due to increased sales to a key customer who had reduced its purchases the prior year.

Gross margin for our Specialty Paper Products segment decreased to $24.1 million in 2006 compared to $28.4 million in 2005 and $31.2 million in 2004. The gross margin percentage decreased to 14.8 percent in 2006 compared to 17 percent in 2005 and 18.6 percent in 2004.

•	The gross margin percentage decrease in 2006 compared to 2005 was due primarily to competitive pricing related to thermal products used in POS applications and face sheet sold to laminators, lower absorption of production costs due to increased spending related to manufacturing space consolidation costs, severance related to the exit of the coated carbonless business and increased utility costs.

•	The gross margin percentage decrease in 2005 compared to 2004 was primarily due to higher raw material costs which have only partially been passed on to customers, an unfavorable product mix resulting from sales declines in the mature and higher margin dry-gum and carbonless product lines and lower absorption of production costs in our paper coating operations due to the decrease in production volume. The decrease in gross margin percentage also resulted from competitive pricing conditions for thermal products used in POS applications and thermal face sheet sold to laminators.

Selling and distribution expenses for our Specialty Paper Products segment decreased to $16.6 million in 2006 compared to $17.6 million in 2005 and decreased from $17.5 million in 2004. As a percentage of sales, selling and distribution expenses decreased to 10.2 percent in 2006 compared to 10.6 percent in 2005 and 10.4 percent in 2004. The decrease in 2006 compared to 2005 resulted primarily from decreased distribution and commission costs, both related to decreased sales volume. The increase in 2005 from 2004 primarily resulted from higher distribution expenses related to the increased freight costs and the higher wide-format product line sales volume that carries a greater distribution cost than other product lines, severance cost and increased marketing and commission expense.

General and administrative expenses for our Specialty Paper Products segment decreased to $7.1 million in 2006 compared to $7.2 million in 2005 and $7.5 million in 2004. As a percentage of sales, general and administrative expenses increased to 4.4 percent in 2006 compared to 4.3 percent in 2005 and decreased from 4.5 percent in 2004. The decreased spending in 2006 from 2005 resulted from decreased employee and bank costs partially offset by increased legal fees associated with union negotiations in our Merrimack, New Hampshire facility. The decrease from 2004 to 2005 resulted from reduced employee related costs.

Research and development expenses decreased to $.5 million in 2006 compared to $.6 million in 2005 and $.7 million in 2004. The decrease in 2006 from 2005 was primarily related to decreased employee related costs. The decrease in 2005 from 2004 was primarily attributable to headcount reductions which occurred in the first quarter of 2005.

Income from continuing operations before income taxes for our Specialty Paper Products segment decreased in 2006 to $.5 million from $4.1 million in 2005 and $6.2 million in 2004.

Discontinued Operations

Discontinued operations include, among other items, the results of our toner and developer business for all periods presented, the liquidation of an inactive foreign subsidiary and an environmental expense related to a former division for the year ended December 31, 2006, and a gain from the reversal of a tax accrual related to IRS audits from the years 1995 through 2000 for the year ended December 31, 2005, as follows:

	For the Year Ended December 31,
	2006	2005	2004
	(In thousands)

Toner and developer:
Income (loss), net of taxes	$91	$(1,297)	$(211)
Gain on disposal, net of taxes	1,330	—	—

Toner and developer discontinued operations, net of income taxes	1,421	(1,297)	(211)
Gain from reversal of tax accrual related to IRS audits	—	1,235	—
Loss from environmental exposure, net of taxes	(180)	—	—
Gain from liquidation on foreign subsidiary, net of income taxes	352	—	—

Income (loss) from discontinued operations, net of income taxes	$1,593	$(62)	$(211)

On April 1, 2005, we committed to a plan to exit our toner and developer business, which was included in our former Imaging Supplies segment, by March 31, 2006. We ceased operations of our toner and developer business on March 31, 2006. Our toner and developer business employed approximately 70 people located primarily at our facilities in Nashua and Merrimack, New Hampshire. During 2006, we sold certain formulations and other assets of the toner and developer business and we received net proceeds of $4.1 million and recorded a gain of $1.3 million, net of income taxes. We retained our resin product line which was part of our former Imaging Supplies segment and is now classified in the “all other” category.

Our exit of the toner and developer business resulted, in part, from our strategy to exit non-strategic businesses. The decision was also based on our assessment of risk related to new technologies in color and chemical toners where we had limited skill sets, increased cost of litigation and increases in operating costs. Results of the toner and developer business are reported as discontinued operations for all periods presented.

Results of our toner and developer business for all periods presented, the liquidation of an inactive foreign subsidiary and environmental expense of a former division for the year ended December 31, 2006 and a gain from the reversal of a tax accrual related to IRS audits from the years 1995 through 2000 for the year ended December 31, 2005 are summarized as follows:

	For the Year Ended
	December 31,
	2006	2005	2004
	(In thousands)

Net sales	$7,459	$22,279	$20,486
Income (loss) before income taxes	2,802	(2,152)	(342)
Income taxes (benefit)	1,209	(2,090)	(131)

Income (loss) from discontinued operations	$1,593	$(62)	$(211)

Liquidity, Capital Resources and Financial Condition

Our primary sources of liquidity are cash flow provided by operations and our revolving credit facility with LaSalle Bank National Association and other lenders. Our cash flows from continuing and discontinued operations are combined in our consolidated statements of cash flows. Our future cash flows from discontinued

operations are not expected to have a material affect on future liquidity and capital resources. Set forth below is a summary of our cash activity for the years ended December 31, 2006, 2005 and 2004:

	For the Year Ended December 31
Cash Provided by (Used in):	2006	2005	2004
	(In millions)

Operating activities	$5.1	$6.6	$1.2
Investing activities	18.7	(4.3)	(5.5)
Financing activities	(24.2)	(2.5)	4.0

Decrease in cash and cash equivalents	$(0.4)	$(0.2)	$(0.3)

Cash provided by operating activities

Cash flow from operations of $5.1 million in 2006 was primarily generated by changes in working capital related to decreased accounts receivable and other current asset balances and an increased accounts payable balance which more than offset increased inventory balances across segments. The accounts receivable decrease was related to decreases in both operating segments and cash collections from customers of our former toner and developer business which was discontinued as of March 31, 2006. The increase in accounts payable relates primarily to increases in our Specialty Paper Products segment due to an increased year-end inventory balance.

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

Cash flow from operations of $1.2 million in 2004 was primarily generated by results of operations in our Specialty Paper Products and Label Products segments which were partially offset by changes in working capital. Working capital changes were related to increased inventories in all segments, increased accounts receivable primarily in our Specialty Paper Products segment, decreased accounts payable primarily in our Label Products segment and decreased accrued expenses primarily due to payments related to severance reserves accrued in 2003.

Cash provided by and used in investing activities

During 2006, cash generated from investing activities of $18.7 million was primarily the result of proceeds received from both the sale of properties located in Merrimack and Nashua, New Hampshire and the sale of certain formulations and other assets of our toner and developer business which was discontinued as of March 31, 2006. We received net proceeds of $17.1 million related to the sale of our Merrimack, New Hampshire property, $2.0 million related to the sale of our Nashua, New Hampshire property, $2.2 million related to the sale of certain formulations and other assets of our toner and developer business, and $.6 million related to the sale of certain assets of our coated carbonless product line in our Specialty Paper Products segment. The proceeds of $21.9 million more than offset $2.8 million of investments in plant and equipment related to our Label Products and Specialty Paper Products segments. Capital expenditures for 2007 are expected to be in the range between $2.0 million to $3.0 million. Funding of the projected capital expenditures is expected to be provided by operating cash flows.

During 2005, cash used in investing activities of $4.3 million was primarily the result of investments in plant and equipment of $3.8 million in our Label Products and Specialty Paper Products segments and the acquisition of certain assets of LSI in our Label Products segment.

During 2004, cash used in investing activities of $5.5 million was primarily the result of investments in plant and equipment of $6.6 million partially offset by cash received related to the surrender of retired executive whole life insurance policies which were replaced with term life policies. Our investment in plant and equipment included the purchase of a manufacturing facility located in Tennessee for use by our Specialty Paper Products segment.

Cash provided by and used in financing activities

Cash used in financing activities of $24.2 million related primarily to a repayment of our long-term debt using proceeds from the sale of our Merrimack and Nashua, New Hampshire properties, and from the sale of certain formulations, equipment and other assets from our toner and developer business.

On March 30, 2006, we entered into the Restated Credit Agreement with LaSalle Bank National Association and other lenders to amend and restate in its entirety our Original Credit Agreement. The Restated Credit Agreement extended the term of the credit facility under the Original Credit Agreement to March 31, 2009 and provided for a revolving credit facility of $35.0 million, including a $5.0 million sublimit for the issuance of letters of credit, and a $2,841,425 secured letter of credit that will continue to support Industrial Development Revenue Bonds issued by the Industrial Development Board of the City of Jefferson City, Tennessee. The Restated Credit Agreement contains financial covenants that require us to maintain certain financial covenants such as funded debt to adjusted earnings before interest, income taxes, depreciation and amortization, also known as adjusted EBITDA, and a fixed charge coverage ratio. In addition, the Restated Credit Agreement extinguished the term loan that had existed under the Original Credit Agreement.

On January 12, 2007, we amended the Restated Credit Agreement to reduce our loans and letters of credit availability under the credit facility from the aggregate principal or face amount of $35.0 million at any time outstanding to the aggregate principal or face amount of $20.0 million at any time outstanding.

The interest rate on loans outstanding under the Restated Credit Agreement, as amended, is based on the total debt to adjusted EBITDA ratio and is, at our option, either (1) a range from zero to .25 percent over the base rate (prime) or (2) a range from 1.25 percent to 2 percent over LIBOR. We are also subject to a non-use fee for any unutilized portion of the revolving credit facility under the Restated Credit Agreement, as amended, which ranges from .25 percent to .375 percent, based on our total debt to EBITDA ratio.

For the years ended December 31, 2006 and December 31, 2005, the weighted average annual interest rate on our long-term debt was 7.3 percent and 5.4 percent, respectively. We had $27.9 million of available borrowing capacity at December 31, 2006 under our revolving loan commitment. We had $3.2 million of obligations under standby letters of credit with the banks which are included in our bank debt when calculating our borrowing capacity.

Furthermore, without prior consent of our lenders, the Restated Credit Agreement, as amended, limits, among other things, annual capital expenditures to $8.0 million, the incurrence of additional debt and restricts the sale of certain assets and merger or acquisition activities. We may use cash for dividends or the repurchase of shares to the extent that the availability under the line of credit exceeds $3.0 million. We were in compliance with the financial covenants and our compliance at December 31, 2006 under the Restated Credit Agreement, as amended, is as follows:

December 31, 2006
Covenant	Requirement	Compliance

• Maintain a fixed charged coverage ratio	Not less than 1.5 to 1.0	2.0 to 1.0
• Maintain a funded debt to adjusted EBITDA ratio	Less than 2.75 to 1.0	0.7 to 1.0

Beginning for our second quarter ending June 29, 2007, our requirement under our funded debt to adjusted EBITDA covenant ratio will be to maintain the ratio at less than 2.25 to 1.0.

Pursuant to our Restated Credit Agreement, as amended, at December 31, 2006, our minimum payment obligations relating to long-term debt are as follows:

	2009	2024	Total
	(In thousands)

Revolving portion of long-term debt	$1,950	$—	$1,950
Industrial revenue bond	—	2,800	2,800

	$1,950	$2,800	$4,750

We use derivative financial instruments to reduce our exposure to market risk resulting from fluctuations in interest rates. During the first quarter of 2006, we entered into an interest rate swap, with a notional debt value of $10.0 million, which expires in 2011. During the term of the agreement, we have a fixed interest rate of 4.82 percent on the notional amount and LaSalle National Bank National Association, as counterparty to the agreement, paid us interest at a floating rate based on LIBOR on the notional amount. Interest payments are made quarterly on a net settlement basis.

This derivative does not qualify for hedge accounting, therefore changes in fair value of the hedge instrument is recognized in earnings. Interest expense was decreased for the mark-to-market adjustment of the derivative for 2006 by $.1 million. The fair market value of the derivatives resulted in an asset of $.1 million at December 31, 2006, which was determined based on current interest rates and expected trends.

We have net deferred tax assets of $9.8 million on our consolidated balance sheets. We expect the tax assets to be fully utilized in the future based on our expectations of future taxable income. We expect future cash expenditures to be less than taxes provided in the financial statements.

As referenced in Note 11 to our Consolidated Financial Statements, we maintain defined benefit pension plans. We were required to fund the qualified defined benefit plans during 2006 and we contributed $1.8 million to the plan. We can contribute approximately $5.3 million to our pension plans in 2007.

The 2006 cash payment for the Supplemental Executive Retirement Plan was $.3 million. For 2007, the estimated payments to retirees are $.3 million. The 2006 cash payments for postretirement benefits were $.2 million. For 2007, the estimated cash payments are $.2 million.

During the fourth quarter of 2006, our Board of Directors authorized the repurchase of up to 500,000 shares of our common stock from time to time on the open market or in privately negotiated transactions. We repurchased and retired 15,429 shares totaling $118,000.

Future obligations

We have operating leases primarily for office, warehouse and manufacturing space, and electronic data processing and transportation equipment. We also have capital leases primarily for automobiles, computer equipment and office equipment. The terms of these leases do not impose significant restrictions or unusual obligations. Our obligations relating to long-term debt, notes payable, purchase obligations and leases at year-end 2006 were as follows:

Contractual Obligations

		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(In thousands)

Capital lease obligations	$8	$8	$—	$—	$—
Non-cancelable operating leases	7,961	1,892	4,514	1,555	—
Long-term debt obligations	5,118	83	2,199	36	2,800

	$13,087	$1,983	$6,713	$1,591	$2,800

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

Litigation and Other Matters

Cerion

In August and September 1996, two individual plaintiffs filed lawsuits in the Circuit Court of Cook County, Illinois against us, Cerion Technologies, Inc., certain directors and officers of Cerion, and our underwriter, on behalf of all persons who purchased the common stock of Cerion between May 24, 1996 and July 9, 1996. These two complaints were consolidated. In March 1997, the same individual plaintiffs joined by a third plaintiff filed a Consolidated Amended Class Action Complaint. The consolidated complaint alleged that, in connection with Cerion’s initial public offering, the defendants issued materially false and misleading statements and omitted the disclosure of material facts regarding, in particular, certain significant customer relationships. In October 1997, the Circuit Court, on motion by the defendants, dismissed the consolidated complaint. The plaintiffs filed a Second Amended Consolidated Complaint alleging similar claims as the first consolidated complaint seeking damages and injunctive relief. On May 6, 1998, the Circuit Court, on motion by the defendants, dismissed with prejudice the Second Amended Consolidated Complaint. The plaintiffs filed with the Appellate Court an appeal of the Circuit Court’s ruling. On November 19, 1999, the Appellate Court reversed the Circuit Court’s ruling that dismissed the Second Amended Consolidated Complaint. The Appellate Court ruled that the Second Amended Consolidated Complaint represented a valid claim and sent the case back to the Circuit Court for further proceedings. On December 27, 1999, we filed a Petition with the Supreme Court of Illinois. In that Petition, we asked the Supreme Court of Illinois to determine whether the Circuit Court or the Appellate Court is correct. Our Petition was denied and the case was sent to the Circuit Court for trial. On October 8, 2003, the Circuit Court heard motions on a summary judgment motion and a class action certification motion. On August 16, 2005, the Circuit Court issued an order granting the defendants’ motion for Summary Judgment and dismissed the plaintiffs’ Complaint. On September 15, 2005, the plaintiffs appealed the Circuit Court’s grant of Summary Judgment with the Appeals Court. On June 30, 2006, the Appellate Court dismissed the plaintiffs’ appeal of the August 16, 2005 order by the Circuit Court which granted the defendants’ motion for Summary Judgment. On August 4, 2006, the plaintiffs filed a petition with the Supreme Court of Illinois for Leave to Appeal the Appellate Court’s order. On November 29, 2006, the Illinois Supreme Court declined to hear the plaintiffs’ appeal and notice was sent to the Appellate Court effective January 4, 2007. The plaintiffs had until January 24, 2007 to refile their claim with the Supreme Court. Since there was no claim filed, this matter is now favorably ruled in our favor. We believe that we will receive the value of our 37.1 percent ownership in the Cerion Liquidating Trust which was valued at $1.5 million before income taxes at December 31, 2006. Our investment in Cerion is included under other assets in our consolidated balance sheets.

Ricoh

On October 14, 2003, Ricoh filed a First Amended Complaint for Patent Infringement, Trademark Infringement, and Unfair Competition joining us as a co-defendant in an action pending in the United States District Court for the District of New Jersey, Civil Action No. 03-CV-2612 (WHW). The case was originally filed against two other defendants in May 2003. The First Amended Complaint accuses us of willful patent infringement, trademark infringement, trademark counterfeiting, false advertising, false designation of origin, and unfair competition by virtue of its manufacture and sale of toner bottles for use in Ricoh photocopiers. Ricoh seeks injunctive relief, damages, attorneys’ fees, treble damages as a result of the alleged willful patent and trademark infringement, and statutory damages. On December 8, 2003, we filed an Answer and Counterclaims denying Ricoh’s allegations, asserting affirmative defenses, and seeking declarations that Ricoh’s patents are invalid and not infringed, and that certain of the patents are also unenforceable.

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

On April 12, 2005, the District Court granted the defendants’ summary judgment motion relative to the trademark and unfair competition, and dismissed the counts related to trademark infringement and unfair competition, narrowing the scope of the suit.

On May 12, 2005, we filed a Motion for Leave to File a First Amended Answer and Counterclaim adding an antitrust counterclaim against Ricoh. Ricoh opposed our motion. On June 3, 2005, the Court denied our motion. On June 20, 2005, we filed a Motion for Reconsideration, which Ricoh also opposed. On July 14, 2005, the Court denied our Motion for Reconsideration.

On August 2, 2005, the Court issued an opinion construing the disputed claim terms of the six patents-in-suit; granting Ricoh’s Motion for Partial Summary Judgment of Infringement the ‘963 patent; granting Ricoh’s Motion for Partial Summary Judgment of “no invalidity” with respect to claim 1 of the ’963 patent; and denying the defendants’ Motion for Partial Summary Judgment of Invalidity with respect to claim 1 of the ’963 patent. General Plastics Industrial Co., Ltd. filed a Motion for Reconsideration of certain aspects of the Court’s opinion, which the District Court denied on April 17, 2006.

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

On May 19, 2006, the defendants jointly filed three additional Motions for Summary Judgment of Noninfringement and Invalidity of the asserted Ricoh patents. On June 26, 2006, Ricoh filed Oppositions to the defendants’ Motions for Summary Judgment, as well as Cross-Motions for Summary Judgment. The defendants’ Replies and Oppositions to Ricoh’s Cross-Motions for Summary Judgment were filed on July 31, 2006. In early May 2006, the parties completed expert discovery on Ricoh’s patent claims. Discovery on damages and willfulness issues has been bifurcated and will be addressed following completion of the liability phase of the litigation. Fact discovery on other defendants’ antitrust counterclaims is now ongoing, however, we are not involved in every aspect of the case. No trial date on liability issues has been set. We are unable to express an opinion as to the probable outcome of this litigation.

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

Environmental

We are involved in certain environmental matters and have been designated by the EPA as a potentially responsible party for certain hazardous waste sites. In addition, we have been notified by certain state environmental agencies that some of our sites not addressed by the EPA require remedial action. These sites are in various stages of investigation and remediation. Due to the unique physical characteristics of each site, the technology employed, the extended timeframes of each remediation, the interpretation of applicable laws and regulations and the financial viability of other potential participants, our ultimate cost of remediation is difficult to estimate. Accordingly, estimates could either increase or decrease in the future due to changes in such factors. At December 31, 2006, based on the facts currently known and our prior experience with these matters, we have concluded that it is probable that site assessment, remediation and monitoring costs will be incurred. We have estimated a range for these costs of $1.1 million to $2.1 million for continuing operations. These estimates could increase if other potentially responsible parties or our insurance carriers are unable or unwilling to bear their allocated share and cannot be compelled to do so. At December 31, 2006, our accrual balances relating to environmental matters were $1.1 million for continuing operations. Based on information currently available, we believe that it is probable that the major potentially responsible parties will fully pay the costs apportioned to them. We believe that our remediation expense is not likely to have a material adverse effect on our consolidated financial position or results of operations.

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

Accounts Receivable — Allowance for Doubtful Accounts

We evaluate the collectibility of our accounts receivable based on a combination of factors. In circumstances where we become aware of a specific customer’s inability to meet its financial obligations to us, such as a bankruptcy filing or a substantial downgrading of a customer’s credit rating, we record a specific reserve to reduce our net receivable to the amount we reasonably expect to collect. We also record reserves for bad debts based on the length of time our receivables are past due, the payment history of our individual customers and the current financial condition of our customers based on obtainable data and historical payment and loss trends. After management’s review of accounts receivable, we decreased the allowance for doubtful accounts to $.5 million at December 31, 2006 from $.9 million at December 31, 2005. Uncertainties affecting our estimates include future industry and economic trends and the related impact on the financial condition of our customers, as well as the ability of our customers to generate cash flows sufficient to pay us amounts due. If circumstances change, such as higher than expected defaults or an unexpected material adverse change in a customer’s ability to meet its financial obligations to us, our estimates of the recoverability of the receivables due us could be reduced by a material amount.

Inventories — Slow Moving and Obsolescence

We estimate and reserve amounts related to slow moving and obsolete inventories that result from changing market conditions and the manufacture of excess quantities of inventory. We develop our estimates based on the quantity and quality of individual classes of inventory compared to historical and projected sales trends. Inventory values at December 31, 2006 have been reduced by a reserve of $1.3 million, based on our assessment of the probable exposure related to excess and obsolete inventories. Our estimated reserve was $1.1 million at December 31, 2005. Major uncertainties in our estimation process include future industry and economic trends, future needs of our customers, our ability to retain or replace our customer base and other competitive changes in the marketplace. Significant changes in any of the uncertainties used in estimating the loss exposure could result in a materially different net realizable value for our inventory.

Goodwill and Amortizable Intangible Assets

As of December 31, 2006, we had $31.5 million of recorded goodwill. Effective January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” or FAS 142. Under FAS 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment. We have performed the annual impairment tests required by FAS 142 and have concluded that no impairment exists as of November 3, 2006. We computed the fair value of our reporting units based on a discounted cash flow model and compared the result to the book value of each unit. The fair value exceeded book value for each reporting unit as of our valuation date of November 3, 2006. Significant estimates included in our valuation included future business results and the discount rate. These future operating results are dependent on increasing sales volumes, which will have an impact on our gross margin due to available capacity at our plants. These future operating results will be impacted by the results of an investment in our sales force as well as managing our cost structure. Changes in our estimated future operating results or discount rate could significantly impact our carrying value of goodwill.

As of December 31, 2006, we had $.6 million of intangibles, net of amortization.

Pension and Other Postretirement Benefits

The most significant elements in determining our pension income or expense are mortality tables, the expected return on plan assets and the discount rate. We assumed an expected long-term rate of return on plan assets of 8.5 percent for each of the years ended December 31, 2006 and December 31, 2005. The assumed long-term rate of return on assets is applied to a calculated value of plan assets, which recognizes changes in the fair value of plan assets in a systematic manner over five years. This produces the expected return on plan assets that is included in the determination of our pension income or expense. The difference between this expected return and the actual return on plan assets is deferred. The net deferral of past asset gains or losses affects the calculated value of plan assets and, ultimately, our future pension income or expense. Should our long-term return on plan assets either fall below or increase above 8.5 percent, our future pension expense would either increase or decrease.

Each year, we determine the discount rate to be used to discount plan liabilities which reflects the current rate at which our pension liabilities could be effectively settled. The discount rate that we utilize for determining future benefit obligations is based on a review of long-term bonds, including published indices, which receive one of the two highest ratings given by recognized ratings agencies. For the year ended December 31, 2005, we used a discount rate of 5.5 percent. This rate was used to determine fiscal year 2006 expense. For the year ended December 31, 2006 disclosure purposes, we used a discount rate of 6 percent. Should the discount rate either fall below or increase above 6 percent, our future pension expense would either increase or decrease accordingly. Our policy is to defer the net effect of changes in actuarial assumptions and experience. As discussed in detail in Note 11 to our Consolidated Financial Statements, we froze benefits under our salaried pension plans effective December 31, 2002 and during 2006, we froze benefits for certain employees under our hourly pension plan in Merrimack, New Hampshire and Omaha, Nebraska.

At December 31, 2006, our consolidated pension liability was $22.6 million compared to a consolidated pension liability of $32.2 million at the end of 2005. We recognized incremental comprehensive income of $10.4 million for 2006 related to our defined benefit pension plans. We recognized pre-tax pension expense from continuing operations of $3.9 million, which includes an $.8 million expense related to the curtailment of pension benefits, for the year ended December 31, 2006, compared to $2.1 million, which included a $.4 million expense related to the curtailment of pension benefits, in 2005. Future changes in our actuarial assumptions and investment results due to future interest rate trends could have a material adverse effect on our future costs and pension obligations.

At December 31, 2006, our liability for our other postretirement benefits was $.8 million compared to $3.4 million at December 31, 2005. In connection with our adoption of FAS 158 and a negative plan amendment related to our postretirement benefit plan, we recognized incremental comprehensive income of $1.8 million ($1.1 million, net of income taxes) in 2006. We recognized pre-tax income for our other postretirement benefits for continuing operations of $.2 million in 2006 which related to the curtailment of benefits for certain hourly employees in our Specialty Paper Products segment.

Assumed health care cost trend rates for us have a significant effect on the amounts reported for our health care plan. Our assumed health care cost trend rate is 9 percent for 2007 and ranges from 9 percent to 5 percent for future years.

Stock Based Compensation

Effective January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standard 123 (revised 2004) “Share-Based Payment,” or FAS 123R, using the modified-prospective application method for new awards and to awards modified, repurchased or cancelled after the FAS 123R effective date, January 1, 2006. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding on January 1, 2006 is recognized based on the fair value estimated on grant date and as the requisite service is rendered on or after January 1, 2006. Prior period financial statements are not restated to reflect the effect of FAS 123R under the modified-prospective transition method.

For the year ended December 31, 2006, the effect of the adoption of FAS 123R was a decrease to income from continuing operations and a decrease to net income of $.1 million.

Compensation expense for the year ended December 31, 2006 for restricted stock awards was $.1 million and is included in selling, general and administrative expenses. Total compensation related to non-vested awards not yet recognized at December 31, 2006 is $.2 million, which we expect to recognize as compensation expense over the next three years.

Deferred Tax Assets

As of December 31, 2006, we had approximately $9.8 million of deferred tax assets. During 2006 we reduced deferred tax assets by $3.3 million of which $2.3 million was associated with minimum pension liability adjustments as discussed in detail in Note 11. A portion of our deferred tax assets relates to state tax credits and loss carryforwards that expire between 2006 and 2020. We have a valuation allowance of $.8 million for our state loss carryforwards plus $.9 million related to our pension accrual charged to other comprehensive loss. Although realization of our deferred tax assets is not assured, management believes it is more likely than not that all of the net deferred tax asset will be realized. Significant changes in any of the estimated future taxable income could impair our ability to utilize our deferred tax assets. Additional disclosures relating to income taxes and our deferred tax assets are included in Note 6.

Environmental Reserves

We expense environmental expenditures relating to ongoing operations unless the expenditures extend the life, increase the capacity or improve the safety or efficiency of our property, mitigate or prevent environmental contamination that has yet to occur and improve our property compared with its original condition or are incurred for property held for sale. We record specific reserves related to site assessments, remediation or monitoring when the costs are both probable and the amount can be reasonably estimated. We base estimates on in-house and third- party studies considering current technologies, remediation alternatives and current environmental standards. In addition, if there are other participants and the site is joint and several, the financial stability of other participants is considered in determining our accrual. At December 31, 2006, we believe the probable range for future expenditures is $1.1 million to $2.1 million and have accrued $1.1 million. The increase in our accruals from $.9 million at December 31, 2005 was primarily due to the recognition of liabilities which are covered by insurance.

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

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (FAS 157). This standard defines fair value, establishes a market-based framework or hierarchy for measuring fair value, and expands disclosures about fair value measurements. FAS 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. FAS 157 does not expand or require any new fair value measures, however, the application of this statement may change current practice. The requirements of FAS 157 are effective for our fiscal year beginning January 1, 2008. We are in the process of evaluating this guidance and therefore have not yet determined the impact that FAS 157 will have on our financial statements upon adoption.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (FIN 48). This interpretation clarifies the accounting for uncertainty in income taxes by prescribing a minimum recognition threshold for tax positions taken or expected to be taken in a tax return that is required to be met before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The requirements of FIN 48 are effective for our fiscal year beginning January 1, 2007. We are in the process of evaluating this guidance and therefore have not yet determined the impact that FIN 48 will have on our financial statements upon adoption.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risks

We are exposed to market risks from interest rate fluctuations relating to our debt. On January 19, 2006, we entered into an interest rate swap agreement for a portion of our debt. We use interest rate swaps to help maintain a balance between fixed and floating rate debt and to manage financing costs.

We performed a sensitivity analysis assuming a hypothetical 10 percent increase in interest rates for our debt and interest rate swap agreement as of December 31, 2006. This analysis indicated that a 10 percent increase in interest rates would not have a material effect on our consolidated financial position, results of operations or cash flows. Actual changes in interest rates and their impact on us could differ materially from this hypothetical analysis.

Item 8.	Financial Statements and Supplementary Data

NASHUA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2006	2005	2004
	(In thousands, except per share data)

Net sales	$269,043	$272,585	$268,731
Cost of products sold	228,389	227,972	218,654

Gross margin	40,654	44,613	50,077
Selling and distribution expenses	23,894	24,329	23,788
General and administrative expenses	19,085	17,646	19,295
Research and development expense	644	562	780
Net loss (gain) on curtailment of pension and postretirement plans	580	—	(971)
Loss from equity investment	440	34	416
Gain on sale of real estate	(8,976)	—	—
Impairment of intangible assets	565	—	—
Interest expense	1,511	1,758	1,323
Interest income	—	—	(313)
Other income	(1,181)	(1,038)	(741)

Income from continuing operations before income taxes	4,092	1,322	6,500
Provision for income taxes	2,086	664	2,502

Income from continuing operations	2,006	658	3,998
Income (loss) from discontinued operations, net of taxes	1,593	(62)	(211)

Net income	$3,599	$596	$3,787

Per share amounts:
Income from continuing operations per common share	$0.32	$0.11	$0.67
Income (loss) from discontinued operations per common share	0.26	(0.01)	(0.04)

Net income per common share	$0.58	$0.10	$0.63

Income from continuing operations per common share-assuming dilution	$0.32	$0.11	$0.65
Income (loss) from discontinued operations per common share- assuming dilution	0.26	(0.01)	(0.03)

Net income per common share-assuming dilution	$0.58	$0.10	$0.62

Average shares outstanding:
Common shares	6,140	6,090	6,011
Common shares-assuming dilution	6,194	6,191	6,130

The accompanying notes are an integral part of these consolidated financial statements.

NASHUA CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
	(In thousands, except share data)

ASSETS
Current assets
Cash and cash equivalents	$289	$653
Accounts receivable	29,568	33,922
Inventories:
Raw materials	11,919	11,789
Work in process	2,625	3,145
Finished goods	9,220	7,350

	23,764	22,284
Other current assets	2,670	2,980

	56,291	59,839

Plant and equipment:
Land	986	1,322
Buildings and improvements	16,151	32,553
Machinery and equipment	52,995	70,851
Construction in progress	278	142

	70,410	104,868
Accumulated depreciation	(44,011)	(68,406)

	26,399	36,462
Goodwill	31,516	31,516
Intangibles, net of amortization	606	1,773
Loans to related parties	1,071	1,015
Other assets	11,732	14,314

Total assets	$127,615	$144,919

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$16,620	$14,992
Accrued expenses	8,639	8,965
Current maturities of long-term debt	—	3,500
Current maturities of notes payable to related parties	83	333

	25,342	27,790

Long-term debt, less current portion	4,750	25,250
Notes payable to related parties	285	368
Other long-term liabilities	28,211	37,777
Commitments and contingencies (see Note 10)
Shareholders’ equity:
Common stock, par value $1.00; authorized 20,000,000 shares; issued and outstanding 6,344,178 shares in 2006 and 6,259,084 shares in 2005	6,344	6,259
Additional paid-in capital	15,998	15,764
Retained earnings	61,358	57,860
Accumulated other comprehensive loss:
Minimum pension liability adjustment, net of tax	(14,673)	(26,149)

	69,027	53,734

Total liabilities and shareholders’ equity	$127,615	$144,919

The accompanying notes are an integral part of these consolidated financial statements.

NASHUA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive
	Shares	Par Value	Capital	Earnings	Income (Loss)	Total
	(In thousands, except share data)

Balance, December 31, 2003	5,902,734	$5,903	$14,515	$53,477	$(12,698)	$61,197
Stock options exercised and related tax benefit	170,100	170	1,105	—	—	1,275
Restricted stock issued	136,000	136	(136)	—	—	—
Comprehensive income:
Net income	—	—	—	3,787	—	3,787
Minimum pension liability adjustment, net of tax	—	—	—	—	(311)	(311)

Comprehensive income						3,476

Balance, December 31, 2004	6,208,834	6,209	15,484	57,264	(13,009)	65,948
Stock options exercised and related tax benefit	50,250	50	280	—	—	330
Comprehensive loss:
Net income	—	—	—	596	—	596
Minimum pension liability adjustment, net of tax	—	—	—	—	(13,140)	(13,140)

Comprehensive loss						(12,544)

Balance, December 31, 2005	6,259,084	6,259	15,764	57,860	(26,149)	53,734
Stock options exercised and related tax benefit	52,850	52	242	—	—	294
Stock-based compensation	—	—	42	—	—	42
Restricted stock issued	95,000	95	(95)	—	—	—
Restricted stock forfeited	(47,327)	(47)	47	—	—	—
Purchase and retirement of treasury shares	(15,429)	(15)	(2)	(101)	—	(118)
Adjustments to initially apply SFAS No. 158, net of tax	—	—	—	—	1,082	1,082
Comprehensive income:
Net income	—	—	—	3,599	—	3,599
Minimum pension liability adjustment, net of tax	—	—	—	—	10,394	10,394

Comprehensive income						13,993

Balance, December 31, 2006	6,344,178	$6,344	$15,998	$61,358	$(14,673)	$69,027

The accompanying notes are an integral part of these consolidated financial statements.

NASHUA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2006	2005	2004
	(In thousands)

Cash Flows from Operating Activities
Net income	$3,599	$596	$3,787
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	6,803	9,466	7,900
Impairment of intangible assets	565	—	—
Deferred income taxes	2,606	(834)	2,371
Stock based compensation	42	—	—
Excess tax benefit from stock-based compensation arrangements	(35)	—	—
Tax benefit from exercised stock options	—	59	187
Net loss (gain) on curtailment of pension and postretirement plans	580	385	(971)
(Gain) loss on sale/disposal of fixed assets	(11,969)	109	8
Equity in loss from unconsolidated joint ventures	440	34	416
Death benefit premiums purchase (see Note 11)	—	—	(2,416)
Contributions to pension plans (see Note 11)	(1,793)	—	—
Gain on tax settlement	—	(1,235)	—
Change in operating assets and liabilities, net of effects from acquisition of businesses:
Restricted cash	—	1,202	(1,202)
Accounts receivable	4,354	381	(1,836)
Inventories	(1,529)	3,369	(2,459)
Other assets, other current assets and loans to related parties	(1,450)	(109)	823
Accounts payable	1,628	(5,432)	(3,723)
Accrued expenses	(1,000)	(2,596)	(1,455)
Other long-term liabilities	2,234	1,203	(177)

Cash provided by operating activities	5,075	6,598	1,253
Cash Flows from Investing Activities
Investment in plant and equipment	(2,785)	(3,845)	(6,599)
Investment in unconsolidated joint venture	(424)	(50)	—
Proceeds from sale of plant and equipment	21,927	20	67
Business acquisitions, net of cash acquired	—	(466)	(126)
Proceeds from surrender of retired executive life insurance policies	—	—	1,117

Cash provided by (used in) investing activities	18,718	(4,341)	(5,541)
Cash Flows from Financing Activities
Net proceeds from (repayments on) revolving portion of long-term debt	(21,400)	1,400	3,750
Principal repayments on term portion of long-term debt	—	(3,400)	(3,400)
Principal repayment on note payable to related parties	(333)	(759)	(250)
Proceeds from Industrial Revenue Bond	—	—	2,800
Proceeds from refinancing	23,350	—	—
Repayment on refinancing of long-term debt	(25,950)	—	—
Proceeds from shares exercised under stock option plans	259	271	1,089
Excess tax benefit from exercised stock based compensation	35	—	—
Treasury stock purchase	(118)	—	—

Cash (used in) provided by financing activities	(24,157)	(2,488)	3,989

Decrease in cash and cash equivalents	(364)	(231)	(299)
Cash and cash equivalents at beginning of year	653	884	1,183

Cash and cash equivalents at end of year	$289	$653	$884

Supplemental Disclosures of Cash Flow Information
Interest paid (net of amount capitalized)	$1,702	$1,624	$1,068

Income taxes paid, net	$942	$410	$282

Supplemental Schedule of Non-Cash Investing and Financing Activities
Fair value of assets acquired in acquisitions	$—	$4,653	$208
Note payable with Label Systems International Inc.	—	(500)	—
Liabilities assumed in acquisitions	—	(3,687)	(82)

Cash paid for asset acquisitions	$—	$466	$126

The accompanying notes are an integral part of these consolidated financial statements.

NASHUA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2006, 2005 and 2004

Note 1:	Summary of Significant Accounting Policies

Description of the Company

Nashua Corporation is a manufacturer, converter and marketer of labels and specialty papers. Our primary products include thermal and other coated papers, wide-format papers, pressure-sensitive labels and tags, and transaction and financial receipts.

Segment and Related Information

We have two reportable segments as discussed in detail in Note 12:

(1) Label Products

(2) Specialty Paper Products

Basis of Consolidation

Our consolidated financial statements include the accounts of Nashua Corporation and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

Use of Estimates

The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Significant estimates include allowances for obsolete inventory and uncollectible receivables, environmental obligations, pension and other postretirement benefits, valuation allowances for deferred tax assets, future cash flows associated with assets and useful lives for depreciation and amortization. Actual results could differ from our estimates.

Reclassifications

Certain previously reported amounts have been reclassified to conform with the current period presentation.

At March 31, 2006, we classified our toner and developer portion of the former Imaging Supplies segment as discontinued operations. We retained our resin product line which was part of our Imaging Supplies segment and is now classified in the “all other” category. Associated results of operations are separately reported as discontinued operations for all years presented.

Additionally, we previously classified income from the rental of unutilized warehouse space as a reduction in general and administrative expenses. We have reclassified such income as other income in our consolidated statements of operations for all years presented.

Cash Equivalents

We consider all highly liquid investment instruments purchased with a maturity of three months or less to be cash equivalents.

Accounts Receivable

Our consolidated accounts receivable balance is net of allowances for doubtful accounts of $.5 million at December 31, 2006 and $.9 million at December 31, 2005.

NASHUA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Inventories

Our inventories are carried at the lower of cost or market. Cost is determined by the first-in, first-out, or commonly known as FIFO, method for over 75 percent of our inventories at December 31, 2006 and 2005, and by the last-in, first-out, or commonly known as LIFO, method for the balance. If the FIFO method had been used to cost all inventories, the balances would have been approximately $2.0 million and $1.9 million higher at December 31, 2006 and 2005, respectively.

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

Depreciation was $6.2 million for 2006, $9.0 million for 2005 and $7.5 million for 2004. Depreciation expense includes amortization of assets recorded under capital leases. For financial reporting purposes, we compute depreciation expense using the straight-line method over the following estimated useful lives:

Buildings and improvements	5 — 40 years
Machinery and equipment	3 — 20 years

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

Intangible assets are assets with determinable useful lives over 5-12 years. We review intangible assets for impairment when events or changes in circumstances indicate that the carrying value may not be recoverable. When indicators of impairment are present, we evaluate the carrying value of the intangible asset in relation to its operating performance and future undiscounted cash flows. If the asset’s carrying value is not recoverable, an impairment loss is recorded to write down the asset to its fair value.

In 2006, we recognized an impairment loss of $.6 million in the results of operations of our Label Products segment which is discussed in Note 3.

Stock-Based Compensation

At December 31, 2006, we had three stock compensation plans, which are described more fully in Note 8. Prior to January 1, 2006, we accounted for stock-based compensation under the recognition and measurement provisions of Accounting Principles Board (APB) No. 25, “Accounting for Stock Issued to Employees” as permitted by FAS No. 123, “Accounting for Stock-Based Compensation,” or FAS 123. Effective January 1, 2006, we account for stock-based compensation in accordance with the fair value recognition provision of Statement of Financial Accounting Standard No. 123 (revised 2004), “Share-Based Payment”, or FAS 123R, using the modified-prospective method. We use the Black-Scholes option-pricing model and the Monte Carlo Simulation, which require the input of subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them, the estimated volatility of our common stock price over the expected term and the number of options that will ultimately not complete their vesting requirements. Changes in the subjective assumptions can materially affect the estimate of fair

NASHUA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

value stock-based compensation, and consequently, the related amount recognized on the consolidated statements of operations.

For the year ended December 31, 2006, the effect of the adoption of FAS 123R was a decrease to both income from continuing operations and net income of $.1 million.

Compensation expense for the year ended December 31, 2006 for restricted stock awards was $.1 million and is included in selling, general and administrative expenses. Total compensation related to non-vested awards not yet recognized at December 31, 2006 is $.2 million, which we expect to recognize as compensation expense over the next three years.

The following table illustrates the effect on net income and earnings per share if we had applied the fair value method.

	Year Ended December 31,
	2005	2004
	(In thousands, except per share data)

Net income as reported	$596	$3,787
Add: Stock-based employee compensation expense included in the determination of net income as reported, net of related tax effects	—	—
Deduct: Stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(122)	(78)

Pro forma net income	$474	$3,709

Earnings per share:
Basic — as reported	$0.10	$0.63

Basic — pro forma	$0.08	$0.62

Diluted — as reported	$0.10	$0.62

Diluted — pro forma	$0.08	$0.61

Postretirement Benefits

Effective December 31, 2006, we adopted Financial Accounting Standard No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” or FAS 158. FAS 158 requires us to recognize the funding status of our defined benefit postretirement plans in our statement of financial position and to recognize changes in the funding status in comprehensive income in the year in which the change occurs. FAS 158 and its effects on our consolidated financial statements are described more fully in Note 11.

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

NASHUA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Shipping Costs

We classify third-party shipping costs as a component of selling and distribution expenses in our Consolidated Statement of Operations. Third-party shipping costs totaled $11.2 million, $11.3 million and $11.5 million for the years ended December 31, 2006, 2005 and 2004, respectively.

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

Concentrations of Labor

We had 784 full-time employees at February 8, 2007. Approximately 187 of our employees are members of one of several unions, principally the United Steelworkers of America Union. The agreements have initial durations of one to three years and expire on March 5, 2008, April 5, 2009 or March 31, 2012. We believe our employee relations are satisfactory.

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

Treasury Stock

Effective July 1, 2004, companies incorporated in Massachusetts became subject to the Massachusetts Business Corporation Act, Chapter 156D. Chapter 156D provides that shares that are reacquired by a company become authorized but unissued shares under Section 6.31, and thereby eliminates the concept of “treasury shares.” Accordingly, we designate our treasury shares as authorized but unissued and allocate the cost of treasury stock to common stock, additional paid-in capital and retained earnings.

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (FAS 157). This standard defines fair value, establishes a market-based framework or hierarchy for measuring fair value, and expands disclosures about fair value measurements. FAS 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. FAS 157 does not expand or require any new fair value measures, however, the application of this statement may change current practice. The requirements of FAS 157 are effective for our fiscal year beginning January 1, 2008. We are in the process of evaluating this guidance and therefore have not yet determined the impact that FAS 157 will have on our financial statements upon adoption.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (FIN 48). This interpretation clarifies the accounting for uncertainty in income taxes by prescribing a minimum recognition threshold for tax positions taken or expected to be taken in a tax return that is required to be met before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The requirements of FIN 48 are effective for our fiscal year beginning January 1, 2007. We are in the process of evaluating this guidance and therefore have not yet determined the impact that FIN 48 will have on our financial statements upon adoption.

Note 2:	Discontinued Operations

Discontinued operations include, among other items, the results of our toner and developer business for all periods presented, the liquidation of an inactive foreign subsidiary, and environmental expense related to a

NASHUA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

former division for the year ended December 31, 2006, and a gain from the reversal of a tax accrual related to IRS audits from the years 1995 through 2000 for the year ended December 31, 2005, as follows:

	For the Year Ended December 31,
	2006	2005	2004
	(In thousands)

Toner and developer:
Income (loss), net of taxes	$91	$(1,297)	$(211)
Gain on disposal, net of taxes	1,330	—	—

Toner and developer discontinued operations, net of income taxes	1,421	(1,297)	(211)
Gain from reversal of tax accrual related to IRS audits	—	1,235	—
Loss from environmental exposure, net of taxes	(180)	—	—
Gain from liquidation on foreign subsidiary, net of income taxes	352	—	—

Income (loss) from discontinued operations, net of income taxes	$1,593	$(62)	$(211)

On April 1, 2005, we committed to a plan to exit our toner and developer business by March 31, 2006, which was included in our former Imaging Supplies segment. We ceased operations of our toner and developer business on March 31, 2006. Our toner and developer business employed approximately 70 people located primarily at our facilities in Nashua and Merrimack, New Hampshire. During 2006, we sold certain formulations and other assets of the toner and developer business and we received net proceeds of $4.1 million and recorded a gain of $1.3 million, net of income taxes. We retained our resin product line which was part of our former Imaging Supplies segment and is now classified in the “all other” category.

Our exit of the toner and developer business resulted, in part, from our strategy to exit non-strategic businesses. The decision was also based on our assessment of risk related to new technologies in color and chemical toners where we had limited skill sets, increased cost of litigation and increases in operating costs. Results of the toner and developer business are reported as discontinued operations for all periods presented.

Results of our toner and developer business for all periods presented, the liquidation of an inactive foreign subsidiary and environmental expense for a former division for the year ended December 31, 2006, and a gain from the reversal of a tax accrual related to IRS audits from the years 1995 through 2000 for the year ended December 31, 2005 are summarized as follows:

	For the Year Ended December 31,
	2006	2005	2004
	(In thousands)

Net sales	$7,459	$22,279	$20,486

Income (loss) before income taxes	$2,802	$(2,152)	$(342)
Income taxes (benefit)	1,209	(2,090)	(131)

Income (loss) from discontinued operations	$1,593	$(62)	$(211)

Details of our reserve related to discontinued operations and activity recorded during 2006 were as follows:

	Reserve	Current	Adjustment	Current	Reserve
	Balance	Year	to Prior	Year	Balance
	Dec. 31, 2005	Provision	Provision	Utilization	Dec. 31, 2006
(In thousands)

Provisions for severance related to workforce reductions	$1,356	$34	$(290)	$(1,100)	$0

NASHUA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our asset balance related to discontinued operations included in our consolidated balance sheets as of December 31, 2006 and 2005 was $1.5 million which consists primarily of our 37.1 percent interest in the Cerion Technologies Liquidating Trust, a trust established pursuant to the liquidation of Cerion Technologies Inc., formerly a publicly held company. Cerion ceased operations during the fourth quarter of 1998 and is currently in the process of liquidation. We account for our investment in Cerion based on its expected net realizable value, before income taxes.

Note 3:	Goodwill and Other Intangible Assets

The carrying amount of goodwill by operating segment for the year ended December 31, 2006 is as follows:

(In thousands)

Specialty Paper Products	$14,142
Label Products	17,374

Total Goodwill	$31,516

Details of acquired intangible assets are as follows:

	At December 31, 2006
			Weighted
	Gross		Average
	Carrying	Accumulated	Amortization
	Amount	Amortization	Period
	(In thousands)

Trademarks and trade names	$560	$384	9 years
Licensing agreement	230	218	5 years
Customer relationships and lists	1,372	1,064	12 years
Customer contracts	620	520	4 years
Non-competition agreements	100	95	5 years
Patented technology	90	85	5 years

	$2,972	$2,366

(In thousands)

Amortization Expense:
For the year ended December 31, 2005	$495
For the year ended December 31, 2006	$652
Estimated for the year ending:
December 31, 2007	$237
December 31, 2008	$89
December 31, 2009	$50
December 31, 2010	$42
December 31, 2011	$36
December 31, 2012 and thereafter	$152

During the fourth quarter of 2006, we recognized an impairment loss of $.6 million included in our consolidated statements of operations under Impairment of Intangible Assets and related to asset acquisitions included in our Label Products segment. We estimated the carrying value of customer relationships and lists

NASHUA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

for two asset acquisition intangible assets based on their future discounted cash flows. We continue to amortize the remaining portion of the assets over their remaining lives.

Note 4:	Indebtedness

On March 30, 2006, we entered into the Restated Credit Agreement with LaSalle Bank National Association and other lenders to amend and restate in its entirety our Original Credit Agreement. The Restated Credit Agreement extended the term of the credit facility under the Original Credit Agreement to March 31, 2009 and provided for a revolving credit facility of $35.0 million, including a $5.0 million sublimit for the issuance of letters of credit, and a $2,841,425 secured letter of credit that will continue to support Industrial Development Revenue Bonds issued by the Industrial Development Board of the City of Jefferson City, Tennessee. The Restated Credit Agreement contains financial covenants that require us to maintain certain ratios such as funded debt to adjusted EBITDA and a fixed charge coverage ratio. In addition, the Restated Credit Agreement extinguished the term loan that had existed under the Original Credit Agreement. On January 12, 2007, we entered into a First Amendment to our Restated Credit Agreement, or the Amendment. The Amendment provides for a reduction in the loans and letters of credit available under the credit facility from the aggregate principal or face amount of $35.0 million at any time outstanding to the aggregate principal or face amount of $20.0 million at any time outstanding. All other terms of the Restated Credit Agreement remained unchanged.

The interest rate on loans outstanding under the Restated Credit Agreement, as amended, is based on the total debt to adjusted EBITDA ratio and is, at our option, either (1) a range from zero to .25 percent over the base rate (prime) or (2) a range from 1.25 percent to 2 percent over LIBOR. We are also subject to a non-use fee for any unutilized portion of the revolving credit facility under the Restated Credit Agreement, as amended, which ranges from .25 percent to .375 percent, based on our total debt to EBITDA ratio.

For the years ended December 31, 2006 and December 31, 2005, the weighted average annual interest rate on our long-term debt was 7.3 percent and 5.4 percent, respectively. We had $27.9 million of available borrowing capacity at December 31, 2006 under our revolving loan commitment. We had $3.2 million of standby letters of credit with the banks which are included in our bank debt when calculating our borrowing capacity.

Furthermore, without prior consent of our lenders, the Restated Credit Agreement, as amended, limits, among other things, annual capital expenditures to $8.0 million, the incurrence of additional debt and restricts the sale of certain assets and merger or acquisition activities. We may use cash for dividends or the repurchase of shares to the extent that the availability under the line of credit exceeds $3.0 million. We were in compliance with the financial covenants and our compliance at December 31, 2006 under the Restated Credit Agreement, as amended, is as follows:

December 31, 2006
	Covenant	Requirement	Compliance

•	Maintain a fixed charged coverage ratio	Not less than 1.5 to 1.0	2.0 to 1.0
•	Maintain a funded debt to adjusted EBITDA ratio	Less than 2.75 to 1.0	0.7 to 1.0

Beginning for our second quarter ending June 29, 2007, our requirement under our funded debt to adjusted EBITDA covenant ratio will be to maintain the ratio at less than 2.25 to 1.0.

NASHUA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pursuant to our Restated Credit Agreement, as amended, at December 31, 2006, our minimum payment obligations relating to long-term debt are as follows:

	2009	2024	Total
		(In thousands)

Revolving portion of long-term debt	$1,950	$—	$1,950
Industrial revenue bond	—	2,800	2,800

	$1,950	$2,800	$4,750

We use derivative financial instruments to reduce our exposure to market risk resulting from fluctuations in interest rates. During the first quarter of 2006, we entered into an interest rate swap, with a notional debt value of $10.0 million, which expires in 2011. During the term of the agreement, we have a fixed interest rate of 4.82 percent on the notional amount and LaSalle National Bank National Association, as counterparty to the agreement, paid us interest at a floating rate based on LIBOR on the notional amount. Interest payments are made quarterly on a net settlement basis.

This derivative does not qualify for hedge accounting, therefore changes in fair value of the hedge instrument is recognized in earnings. Interest expense was decreased for the mark-to-market adjustment of the derivative for 2006 by $.1 million. The fair market value of the derivatives resulted in an asset of $.1 million at December 31, 2006, which was determined based on current interest rates and expected trends.

Note 5:	Notes Payable to Related Parties

On June 3, 2005, we acquired certain assets of LSI. In connection with the acquisition, we issued a promissory note payable to the former owner of LSI in the original principal amount of $.5 million. The outstanding principal balance on the promissory note bears interest at 6.5 percent. Interest and principal on the promissory note is payable monthly through May 2011. The aggregate amounts of maturities on our notes payable are as follows:

	2007	2008	2009	2010	2011	Total
	(In thousands)

Notes payable to related parties	$83	$83	$83	$83	$36	$368

Note 6:	Income Taxes

The provision for income taxes from continuing operations consists of the following:

	2006	2005	2004
	(In thousands)

Current:
United States	$1,374	$103	$—
State	527	42	—

Total current	1,901	145	—
Deferred:
United States	(143)	463	2,198
State	328	56	304

Total deferred	185	519	2,502

Provision for income taxes, continuing operations	$2,086	$664	$2,502

NASHUA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Total net deferred tax assets (liabilities) are comprised of the following:

	December 31,
	2006	2005
	(In thousands)
Depreciation	$(914)	$(944)
Other	(643)	(612)

Gross deferred tax liabilities	(1,557)	(1,556)

Pension and postretirement benefits	7,536	13,927
State net operating loss carryforwards and other state credits	1,805	2,257
Alternative minimum tax and general business credits	1,527	1,528
Accrued expenses	639	1,025
Inventory reserves	556	587
Bad debt reserves	289	393
Other	775	633

Gross deferred tax assets	13,127	20,350
Deferred tax asset valuation allowance	(1,763)	(5,659)

Deferred tax assets, net	11,364	14,691

Net deferred tax assets	$9,807	$13,135

Reconciliations between income tax provision from continuing operations computed using the United States statutory income tax rate and our effective tax rate are as follows:

	2006	2005	2004
United States federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal tax benefit	4.8	5.8	2.9
Non-deductible meals and entertainment	.8	2.6	.5
Adjustment for deferred tax asset	3.2	6.8	—
Valuation reserve for state income taxes	7.2	—	—
Other, net	—	—	.1

Effective tax rate	51.0%	50.2%	38.5%

At December 31, 2006, other current assets included $2.0 million of net deferred tax assets and other assets included $7.8 million of net deferred tax assets. At December 31, 2005, other current assets included $2.2 million of net deferred tax assets and $10.9 million was included in other long-term assets.

At December 31, 2006, we had $1.8 million of state net operating loss carryforwards and other state credits and $1.5 million of Federal tax credit carryforwards, which are available to offset future domestic taxable earnings. The state net operating loss carryforward benefits and other state credits expire between 2006 and 2020. Essentially all of the $1.5 million of Federal tax credit carryforwards are for alternative minimum tax and have no expiration date. In 2006, we increased our valuation allowance by approximately $.2 million for uncertainty regarding the use of state net operating losses.

In 2005, we increased our deferred tax asset and related valuation allowance through accumulated other comprehensive loss due to an increase in our additional minimum pension liability due to changes in actuarial assumptions. In 2006, our additional minimum pension liability decreased due to changes in its funded status and changes in actuarial assumptions. Accordingly, we decreased the deferred tax asset and related valuation allowance by $4.1 million through accumulated other comprehensive loss.

NASHUA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Taxes charged to other comprehensive income related to certain pension and postretirement benefits amounted to $.7 million in 2006 and $.2 million in 2005.

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

On January 26, 2005, we executed a proposed settlement with the appeals office of the IRS for all outstanding years, which was accepted by the Joint Committee on Taxation during the second quarter of 2005. The settlement resulted in final assessments for all outstanding years through 2000 totaling $1.2 million plus interest in the amount of $1.8 million. An additional amount of $.3 million related to the settlement was payable to various states. Based on the difference between this tax settlement and amounts previously estimated and accrued for that related to discontinued operations as of December 31, 2005, we reversed the accrual in excess of the final liability in the amount of $1.2 million through discontinued operations in our statement of operations. All amounts due under the settlement have been paid.

Note 7:	Shareholders’ Equity

Our ability to pay dividends is restricted to the provisions of our debt agreement which allows us to use cash for dividends to the extent that the availability under the line of credit exceeds $3.0 million. We did not declare or pay a cash dividend on our common stock in 2006 or 2005.

We account for repurchased common stock under the cost method and upon purchase, we retire treasury stock as a reduction of common stock, additional paid-in capital and retained earnings.

Note 8:	Stock Option and Stock Award Plans

On May 4, 2004, our stockholders adopted the 2004 Value Creation Incentive Plan in which restricted stock awards have been granted to certain key executives that will vest upon achievement of certain target average closing prices of our common stock over the 40-consecutive trading day period which ends on the third anniversary of the date of grant, or the 40-day average closing price, such that 33 percent of such shares shall vest if the 40-day average closing price of at least $13.00 but less than $14.00 is achieved, 66 percent of such shares shall vest if the 40-day average closing price of at least $14.00 but less than $15.00 is achieved, and 100 percent of such shares shall vest if the 40-day average closing price of $15.00 or greater is achieved. The restricted shares vest upon a change of control if the share price at the date of the change in control exceeds $13.00. Shares of the restricted stock are forfeited if the specified closing prices of our common stock are not met. Of the 150,000 shares authorized for the 2004 Value Creation Incentive Plan, 2,327 shares are available to be awarded as of December 31, 2006.

In addition to our 2004 Value Creation Incentive Plan, at December 31, 2006, we also have our 1999 Shareholder Value Plan (the 1999 Plan). Under the 1999 Plan, nonstatutory stock options have been awarded. Of the 600,000 shares authorized for the 1999 Plan, 21,150 shares are available to be awarded as of December 31, 2006. Stock options under the 1999 Plan generally become exercisable either (a) 50 percent on

NASHUA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the first anniversary of grant and the remainder on the second anniversary of grant, (b) 100 percent at one year from the date of grant, or (c) otherwise as determined by the Leadership and Compensation Committee of our Board of Directors. Certain options may become exercisable immediately under certain circumstances and events as defined under these plans and option agreements. Nonstatutory and incentive stock options granted under the 1999 Plan expire 10 years from the date of grant. Currently, there are no incentive stock options granted under the 1999 Plan.

Under the 1999 Plan, performance based restricted stock awards have also been granted. There were 10,000 restricted stock awards outstanding at December 31, 2006 under this plan. Shares issued under the plan are initially recorded at their fair market value on the date of grant with a corresponding charge to additional paid-in capital representing the unearned portion of these awards. The shares of restricted stock granted will vest if closing prices of our common stock over the 40-consecutive trading day period which ends on the third anniversary of the date of grant, such that 33 percent of such shares shall vest if the 40-day average closing price of at least $13.00 but less than $14.00 is achieved, 66 percent of such shares shall vest if the 40-day average closing price of at least $14.00 but less than $15.00 is achieved, and 100 percent of such shares shall vest if the 40-day average closing price of $15.00 or greater is achieved. The restricted shares vest upon a change of control if the share price at the date of the change in control exceeds $13.00. Shares of the restricted stock are forfeited if the specified closing prices of our common stock are not met.

Effective January 1, 2006, we adopted FAS 123R, using the modified-prospective application method for new awards and to awards modified, repurchased, or cancelled after the FAS 123R effective date, January 1, 2006. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding on January 1, 2006 is recognized based on the fair value estimated on grant date and as the requisite service is rendered on or after January 1, 2006. Prior period financial statements are not restated to reflect the effect of FAS 123R under the modified-prospective transition method.

For the year ended December 31, 2006, the effect of the adoption of FAS 123R was a decrease to both income from continuing operations and net income of $.1 million.

Compensation expense for the year ended December 31, 2006 for restricted stock awards was $.1 million and is included in selling, general and administrative expenses. Total compensation expense related to non-vested awards not yet recognized at December 31, 2006 is $.2 million, which we expect to recognize over the next three years.

Prior to January 1, 2006, we accounted for those plans under the recognition and measurement principles of APB No. 25. Under APB No. 25, no stock-based employee compensation cost relating to stock option awards was reflected in our net income, as all options under our plans had an exercise price equal to the market value of our common stock on their date of grant.

NASHUA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the status of our fixed stock option plans as of December 31, 2006, 2005 and 2004 and changes during the years ended on those dates is presented below:

	2006		2005		2004
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding beginning of year	494,525	$6.79	582,225	$7.04	806,175	$7.58
Granted	—	—	—	—	10,000	9.61
Exercised	(52,850)	4.86	(50,250)	5.41	(170,100)	6.40
Forfeited — exercisable	(37,725)	10.30	(27,000)	10.59	(58,350)	14.98
Expired	(3,000)	16.00	(10,450)	17.40	(5,500)	26.02

Outstanding end of year	400,950	$6.65	494,525	$6.79	582,225	$7.04
Options exercisable at end of year	400,950	$6.65	494,525	$6.79	572,225	$7.00
Weighted average fair value of options granted during the year	—	—	—	—	—	$3.64

The following table summarizes information about stock options outstanding at December 31, 2006:

	Options Outstanding & Exercisable
			Weighted
		Weighted Average	Average
	Options	Remaining	Exercise
Range of Exercise Prices	at 12/31/06	Contractual Life	Price

$ 4.01 - $ 4.38	122,300	4.1 years	$4.16
$ 5.70 - $ 6.63	135,300	4.1 years	$6.10
$ 6.65 - $ 6.70	40,800	5.2 years	$6.66
$ 8.06 - $ 8.63	41,450	3.4 years	$8.12
$ 9.61 - $11.63	31,600	4.0 years	$10.06
$12.37 - $16.00	29,500	1.1 years	$13.76

$ 4.01 - $16.00	400,950	3.9 years	$6.65

A summary of the status of our restricted stock plans as of December 31, 2006, 2005 and 2004 and changes during the years ended on those dates is presented below:

	2006	2005	2004

Restricted stock outstanding at beginning of year	136,000	136,000	—
Granted	95,000	—	136,000
Forfeited	(47,327)	—	—

Restricted stock outstanding at end of year	183,673	136,000	136,000
Weighted average fair value per restricted share at grant date	$2.81	$—	$3.47
Weighted average share price at grant date	$7.06	$—	$9.00

Prior to January 1, 2006, we followed the disclosure-only provisions of SFAS No. 123. We measured compensation cost using the intrinsic value based method of accounting prescribed by APB Opinion No. 25.

NASHUA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The assumptions and methods used in estimating the fair value at the grant date of options and restricted shares granted are listed below:

	Grant Year
	2006	2005	2004

Volatility of Share Price:
Options	*	*	34.0%
Restricted stock	38.5%	—	33.8%
Dividend yield:
Options	—	—	—
Restricted stock	—	—	—
Interest rate:
Options	—	N/A	3.6%
Restricted stock	4.8%	—	3.3%
Expected life of options	—	N/A	5.5 years
Valuation methodology:
Options	Black-Scholes	Black-Scholes	Black-Scholes
Restricted stock	Monte Carlo	Binomial Pricing Model	Binomial Pricing Model
	Simulation

*	No options granted during that period.

Note 9:	Earnings Per Share

Reconciliations of the denominators used in our 2006, 2005 and 2004 earnings per share calculations for continuing operations are presented below.

	Year Ended December 31, 2006
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(In thousands, except per share data)

Basic EPS:
Income from continuing operations	$2,006	6,140	$0.32
Effect of dilutive securities stock options	—	54	—

Diluted EPS:
Income from continuing operations, assuming dilution	$2,006	6,194	$0.32

	Year Ended December 31, 2005
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(In thousands, except per share data)

Basic EPS:
Income from continuing operations	$658	6,090	$0.11
Effect of dilutive securities stock options	—	101	—

Diluted EPS:
Income from continuing operations, assuming dilution	$658	6,191	$0.11

NASHUA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2004
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(In thousands, except per share data)

Basic EPS:
Income from continuing operations	$3,998	6,011	$0.67
Effect of dilutive securities Stock options	—	119	(.02)

Diluted EPS:
Income, assuming dilution	$3,998	6,130	$0.65

Performance based restricted stock of 183,673 shares for the year ended December 31, 2006 and 136,000 shares for the years ended December 31, 2004 and 2005 were not included in the above computations. Such shares could be issued in the future subject to the occurrence of certain events as described in Note 8.

Note 10:	Commitments and Contingencies

Lease Agreements

Our rent expense for office equipment, facilities and vehicles was $2.0 million for 2006, $1.8 million for 2005 and $2.2 million for 2004. At December 31, 2006, we are committed, under non-cancelable operating and capital leases, as follows:

						Beyond
	2007	2008	2009	2010	2011	2011	Total
	(In thousands)

Capital leases	$8	$—	$—	$—	$—	$—	$8
Non-cancelable operating leases	1,892	1,652	1,428	1,434	1,194	361	7,961

	$1,900	$1,652	$1,428	$1,434	$1,194	$361	$7,969

In November 2006, we sold our property in Merrimack, New Hampshire to a third party for net proceeds of $17.1 million and leased back approximately 156,000 square feet under a five-year lease arrangement with the right to extend the term for two additional five-year terms. In connection with the sale of the building, we recognized approximately $9.0 million of gain in our accompanying 2006 consolidated statement of operations. In accordance with SFAS No. 28, Accounting for Sales with Leasebacks (an Amendment of FASB No. 13), we have deferred $3.3 million of gain related to the transaction, which is included in accrued expenses ($.7 million) and other long-term liabilities ($2.6 million) in our consolidated balance sheet at December 31, 2006.

The aggregate rental payment is approximately $3.7 million over the five-year lease term. Rental payments escalate approximately 3 percent per year over the term of the lease.

Contingencies

At December 31, 2006, we had a $3.2 million obligation under standby letters of credit under the credit facility with LaSalle Bank National Association and other lenders.

Cerion

In August and September 1996, two individual plaintiffs filed lawsuits in the Circuit Court of Cook County, Illinois against us, Cerion Technologies, Inc., certain directors and officers of Cerion, and our underwriter, on behalf of all persons who purchased the common stock of Cerion between May 24, 1996 and July 9, 1996. These two complaints were consolidated. In March 1997, the same individual plaintiffs joined by

NASHUA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

a third plaintiff filed a Consolidated Amended Class Action Complaint. The consolidated complaint alleged that, in connection with Cerion’s initial public offering, the defendants issued materially false and misleading statements and omitted the disclosure of material facts regarding, in particular, certain significant customer relationships. In October 1997, the Circuit Court, on motion by the defendants, dismissed the consolidated complaint. The plaintiffs filed a Second Amended Consolidated Complaint alleging similar claims as the first consolidated complaint seeking damages and injunctive relief. On May 6, 1998, the Circuit Court, on motion by the defendants, dismissed with prejudice the Second Amended Consolidated Complaint. The plaintiffs filed with the Appellate Court an appeal of the Circuit Court’s ruling. On November 19, 1999, the Appellate Court reversed the Circuit Court’s ruling that dismissed the Second Amended Consolidated Complaint. The Appellate Court ruled that the Second Amended Consolidated Complaint represented a valid claim and sent the case back to the Circuit Court for further proceedings. On December 27, 1999, we filed a Petition with the Supreme Court of Illinois. In that Petition, we asked the Supreme Court of Illinois to determine whether the Circuit Court or the Appellate Court is correct. Our Petition was denied and the case was sent to the Circuit Court for trial. On October 8, 2003, the Circuit Court heard motions on a summary judgment motion and a class action certification motion. On August 16, 2005, the Circuit Court issued an order granting the defendants’ motion for Summary Judgment and dismissed the plaintiffs’ Complaint. On September 15, 2005, the plaintiffs appealed the Circuit Court’s grant of Summary Judgment with the Appeals Court. On June 30, 2006, the Appellate Court dismissed the plaintiffs’ appeal of the August 16, 2005 order by the Circuit Court which granted the defendants’ motion for Summary Judgment. On August 4, 2006, the plaintiffs filed a petition with the Supreme Court of Illinois for Leave to Appeal the Appellate Court’s order. On November 29, 2006, the Illinois Supreme Court declined to hear the plaintiffs’ appeal and notice was sent to the Appellate Court effective January 4, 2007. The plaintiffs had until January 24, 2007 to refile their claim with the Supreme Court. Since there was no claim filed, this matter is now favorably ruled in our favor. We believe that we will receive the value of our 37.1 percent ownership in the Cerion Liquidating Trust which was valued at $1.5 million before income taxes at December 31, 2006. Our investment in Cerion is included under other assets in our consolidated balance sheets.

Ricoh

On October 14, 2003, Ricoh filed a First Amended Complaint for Patent Infringement, Trademark Infringement, and Unfair Competition joining us as a co-defendant in an action pending in the United States District Court for the District of New Jersey, Civil Action No. 03-CV-2612 (WHW). The case was originally filed against two other defendants in May 2003. The First Amended Complaint accuses us of willful patent infringement, trademark infringement, trademark counterfeiting, false advertising, false designation of origin, and unfair competition by virtue of its manufacture and sale of toner bottles for use in Ricoh photocopiers. Ricoh seeks injunctive relief, damages, attorneys’ fees, treble damages as a result of the alleged willful patent and trademark infringement, and statutory damages. On December 8, 2003, we filed an Answer and Counterclaims denying Ricoh’s allegations, asserting affirmative defenses, and seeking declarations that Ricoh’s patents are invalid and not infringed, and that certain of the patents are also unenforceable.

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

NASHUA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

parties filed and exchanged briefs setting forth their respective claim construction positions on the asserted claims of the six patents-in-suit.

On April 12, 2005, the District Court granted the defendants’ summary judgment motion relative to the trademark and unfair competition, and dismissed the counts related to trademark and unfair competition, narrowing the scope of the suit.

On May 12, 2005, we filed a Motion for Leave to File a First Amended Answer and Counterclaim adding an antitrust counterclaim against Ricoh. Ricoh opposed our motion. On June 3, 2005, the Court denied our motion. On June 20, 2005, we filed a Motion for Reconsideration, which Ricoh also opposed. On July 14, 2005, the Court denied our Motion for Reconsideration.

On August 2, 2005, the Court issued an opinion construing the disputed claim terms of the six patents-in-suit; granting Ricoh’s Motion for Partial Summary Judgment of Infringement of the ‘963 patent; granting Ricoh’s Motion for Partial Summary Judgment of “no invalidity” with respect to claim 1 of the ‘963 patent; and denying the defendants’ Motion for Partial Summary Judgment of Invalidity with respect to claim 1 of the ‘963 patent. General Plastics Industrial Co., Ltd. filed a Motion for Reconsideration of certain aspects of the Court’s opinion, which the District Court denied on April 17, 2006.

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

On May 19, 2006, the defendants jointly filed three additional Motions for Summary Judgment of Noninfringement and Invalidity of the asserted Ricoh patents. On June 26, 2006, Ricoh filed Oppositions to the defendants’ Motions for Summary Judgment, as well as Cross-Motions for Summary Judgment. The defendants’ Replies and Oppositions to Ricoh’s Cross-Motions for Summary Judgment were filed on July 31, 2006. In early May 2006, the parties completed expert discovery on Ricoh’s patent claims. Discovery on damages and willfulness issues has been bifurcated and will be addressed following completion of the liability phase of the litigation. Fact discovery on other defendants’ antitrust counterclaims is now ongoing, however, we are not involved in every aspect of the case. No trial date on liability issues has been set. We are unable to express an opinion as to the probable outcome of this litigation.

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

Environmental

We are involved in certain environmental matters and have been designated by the Environmental Protection Agency, referred to as the EPA, as a potentially responsible party for certain hazardous waste sites. In addition, we have been notified by certain state environmental agencies that some of our sites not addressed by the EPA require remedial action. These sites are in various stages of investigation and remediation. Due to the unique physical characteristics of each site, the technology employed, the extended timeframes of each remediation, the interpretation of applicable laws and regulations and the financial viability of other potential participants, our ultimate cost of remediation is difficult to estimate. Accordingly, estimates could either increase or decrease in the future due to changes in such factors. At December 31, 2006, based on the facts currently known and our prior experience with these matters, we have concluded that it is probable that site

NASHUA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assessment, remediation and monitoring costs will be incurred. We have estimated a range for these costs of $1.1 million to $2.1 million for continuing operations. These estimates could increase if other potentially responsible parties or our insurance carriers are unable or unwilling to bear their allocated share and cannot be compelled to do so. At December 31, 2006, our accrual balances relating to environmental matters were $1.1 million for continuing operations. Based on information currently available, we believe that it is probable that the major potentially responsible parties will fully pay the costs apportioned to them. We believe that our remediation expense is not likely to have a material adverse effect on our consolidated financial position or results of operations.

We are involved in various other lawsuits, claims and inquiries, most of which are routine to the nature of our business. In the opinion of our management, the resolution of these matters will not materially affect us.

Note 11:	Postretirement Benefits

Defined Contribution Plan

Eligible employees may participate in the Nashua Corporation Employees’ Savings Plan, a defined contribution 401(k) plan. We match participating employee contributions at 50 percent for the first 7 percent of base compensation that a participant contributes to the Plan. Matching contributions can be increased or decreased at the option of our Board of Directors. For 2006, 2005 and 2004 our contributions to this Plan were $.9 million, $.8 million and $.9 million, respectively. Participants are immediately vested in all contributions, plus actual earnings thereon.

The Plan also provides that eligible employees not covered under our defined benefit pension plans may receive a profit sharing contribution. This contribution, which is normally based on our profitability, is discretionary and not defined. There were no contributions to the profit sharing plan in 2006, 2005 and 2004.

Pension Plans

We have three pension plans, which cover portions of our regular full-time employees. Benefits under these plans are generally based on years of service and the levels of compensation during those years. Our policy is to fund the minimum amounts specified by regulatory statutes. Assets of the plans are invested in common stocks, fixed-income securities and interest-bearing cash equivalent instruments. As of December 31, 2002, we froze benefits under two of these pension plans: the Nashua Corporation Retirement Plan for Salaried Employees and the Supplemental Executive Retirement Plan. As of March 31, 2006, benefits for our Omaha participants of the Nashua Corporation Hourly Employees’ Retirement Plan were frozen and, as of October 31, 2006, benefits were frozen for certain hourly employees in our Merrimack, New Hampshire location included in our Hourly Pension Plan.

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

NASHUA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table represents the funded status and amounts recognized in our consolidated balance sheets for our defined benefit and other postretirement plans at December 31:

	Pension Benefits		Postretirement Benefits
	2006	2005	2006	2005
	(In thousands)

Change in benefit obligation
Projected benefit obligation at beginning of year	$101,206	$86,693	$2,369	$2,285
Service cost	886	784	40	59
Interest cost	5,508	5,191	88	117
Curtailment and plan amendments	—	—	(1,124)	—
Actuarial loss (gain)	(5,539)	11,444	(346)	145
Expenses paid from assets	(500)	—	—	—
Benefits paid	(3,655)	(2,906)	(213)	(237)

Projected benefit obligation at end of year	$97,906	$101,206	$814	$2,369

Change in plan assets
Fair value of plan assets at beginning of year	$69,041	$68,818	$—	$—
Actual return on plan assets	7,795	2,823	—	—
Employer contribution	2,103	306	213	237
Settlement	—	—	—	—
Benefits paid	(3,655)	(2,906)	(213)	(237)

Fair value of plan assets at end of year	$75,284	$69,041	$—	$—

Reconciliation of funded status
Funded status	$(22,622)	$(32,165)	$(814)	$(2,369)
Unrecognized net actuarial (gain)/loss	24,277	34,652	(1,008)	(748)
Unrecognized prior service cost	—	966	(818)	(317)

Net amount recognized	$1,655	$3,453	$(2,640)	$(3,434)

The amount recognized in our consolidated balance sheets consists of the following:
Pension/postretirement liability	$(22,622)	$(32,165)	$(814)	$(3,434)
Accumulated other comprehensive loss (income)	24,277	34,652	(1,826)	—
Intangible asset	—	966	—	—

Net amount recognized	$1,655	$3,453	$(2,640)	$(3,434)

Assumptions:

	Pension Benefits			Postretirement Benefits
	2006	2005	2004	2006	2005	2004

Weighted-average assumptions used to determine net benefit costs:
Discount rate	5.5%	6.0%	6.0%	5.5%	6.0%	6.0%
Expected return on plan assets	8.5%	8.5%	8.5%	—	—	—

NASHUA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Pension Benefits			Postretirement Benefits
	2006	2005	2004	2006	2005	2004

Weighted-average assumptions used to determine benefit obligations at year end:
Discount rate	6.0%	5.5%	6.0%	6.0%	5.5%	6.0%

On December 31, 2006, we adopted FAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FAS Nos. 87, 88, 106 and 132(R)” or FAS 158, which required us to recognize the funding status of our defined benefit and postretirement plans in our statement of financial position and to recognize changes in the funding status in comprehensive income in the year in which the change occurs. The funded status of our pension and other postretirement plans is recorded as a non-current liability and all unrecognized losses, net of tax, are recorded as a component of other comprehensive loss within stockholders’ equity at December 31, 2006. The incremental effects of applying FAS 158 on line items in the consolidated balance sheets at December 31, 2006 were as follows:

	Before		After
	Application	Adjustments	Application
	(In thousands)

Other assets	$12,457	$(725)	$11,732
Other long-term liabilities	30,018	(1,807)	28,211
Accumulated other comprehensive loss, net of tax	(15,755)	1,082	(14,673)

At December 31, 2006, we recorded net actuarial gains and prior service credits in accumulated other comprehensive loss in our consolidated balance sheet, net of tax, of $.6 million and $.3 million respectively.

The adoption of FAS 158 had no effect on net earnings or cash flows.

The most significant elements in determining our pension income or expense are the discount rate and expected return on plan assets. Each year, we determine the discount rate to be used to discount plan liabilities which reflects the current rate at which our pension liabilities could be effectively settled. The discount rate that we utilize for determining future benefit obligations is based on a review of long-term bonds, including published indices, which receive one of the two highest ratings given by recognized ratings agencies. For the year ended December 31, 2005, we used a discount rate of 5.5 percent. This rate was used to determine fiscal year 2006 expense. For the year ended December 31, 2006 disclosure purposes, we used a discount rate of 6 percent. Should the discount rate either fall below or increase above 6 percent, our future pension expense would either increase or decrease accordingly. Our policy is to defer the net effect of changes in actuarial assumptions and experience.

We assumed an expected long-term rate of return on plan assets of 8.5 percent for the years ended December 31, 2006 and December 31, 2005. The assumed long-term rate of return on assets was developed after evaluating input from our third party pension plan investment advisor. The evaluation included their review of asset return expectations and long-term inflation assumptions. This long-term rate of return on assets is applied to a calculated value of plan assets, which recognizes changes in the fair value of plan assets. This produces the expected return on plan assets that is included in the determination of our pension income or expense. The difference between this expected return and the actual return on plan assets is deferred. The net deferral of past asset gains or losses affects the calculated value of plan assets and, ultimately, our future pension income or expense. Should our long-term return on plan assets either fall below or increase above

NASHUA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.5 percent, our future pension expense would either increase or decrease. The historic rate of returns for our pension plan assets are as follows:

One year	13.1%
Five years	8.8%
Ten years	8.8%

Our pension plan asset and our target allocation are as follows:

	2006	2007 Target

Asset Category
Equity Securities	56%	55%
Fixed Income	44%	45%

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

As of December 31, 2006, our pension plan investments were diversified as follows:

(In millions)

Investments
Large cap equities	$25.6
Small cap equities	8.3
International equities	8.5
High yield bonds	5.9
Fixed income/bond investments	26.7
Cash	.3

Total	$75.3

The estimated net actuarial loss and prior service credit for our retiree benefit plans that will be amortized from accumulated other comprehensive income into retiree benefit plan cost in 2007 are $1.4 million and $1.1 million, respectively.

As of December 31, 2006, our estimated future benefit payments reflecting future service for the fiscal years ending December 31 were as follows:

	Retirement Plan	Hourly	Supplemental
	for Salaried	Employees	Executive
	Employees	Retirement Plan	Retirement Plan	Postretirement
	(In millions)

2007	$2.1	$1.5	$.3	$.2
2008	2.3	1.6	.3	.2
2009	2.4	1.7	.3	.1
2010	2.7	1.9	.3	.1
2011	2.9	2.1	.3	.1
2012-2016	18.3	13.2	1.3	.2

NASHUA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net periodic pension and postretirement benefit (income) costs for the plans includes the following components:

	Pension Benefits			Postretirement Benefits
	2006	2005	2004	2006	2005	2004
	(In thousands)

Components of net periodic (income) cost
Service cost	$886	$784	$834	$40	$59	$58
Interest cost	5,508	5,191	4,877	88	117	215
Expected return on plan assets	(5,925)	(5,865)	(5,832)	—	—	—
Amortization of prior service cost	161	268	268	(58)	(65)	(65)
Recognized net actuarial (gain) loss	2,486	1,347	858	(86)	(145)	(246)
Net loss (gain) on curtailment	786	385	—	(565)	(19)	(948)

Net periodic (income) cost	$3,902	$2,110	$1,005	$(581)	$(53)	$(986)

Our projected benefit obligation or PBO, accumulated benefit obligation or ABO and fair value of plan assets for our plans that have accumulated benefit obligations in excess of plan assets are as follows:

	2006			2005
	PBO	ABO	Plan Assets	PBO	ABO	Plan Assets
	(In millions)

Supplemental Executive Retirement Plan	$3.1	$3.1	$—	$3.3	$3.3	$—
Hourly Employees Retirement Plan of Nashua Corporation	$42.4	$42.4	$35.4	$43.7	$43.7	$31.4
Retirement Plan for Salaried Employees of Nashua Corporation	$52.4	$52.4	$39.9	$54.2	$54.2	$37.6

Assumed health care cost trend rates for us have a significant effect on the amounts reported for our health care plan. Our assumed health care cost trend rate is 9 percent for 2007 and ranges from 9 percent to 5 percent for future years. A one percentage-point change in assumed health care cost trend rates would have the following effects:

	1-Percentage	1-Percentage
	Point Increase	Point Decrease
	(In thousands)

Effect on total of service and interest cost components	$7	$(7)
Effect on accumulated postretirement benefit obligation	$123	$(113)

Our annual measurement dates for our pension benefits and postretirement benefits are December 31.

Approximately $22.6 million and $32.2 million of our accrued pension cost and $.8 million and $3.4 million of our accrued postretirement benefits for 2006 and 2005, respectively, are included in other long-term liabilities in our accompanying consolidated balance sheets. Intangible pension assets of $1.0 million for 2005 is included in other assets in our accompanying consolidated balance sheet. We expect to make a contribution of approximately $5.3 million to our salaried pension plan in 2007. We do not expect to make a contribution to our hourly plan in 2007.

During the fourth quarter of 2006, we recorded a non-cash benefit, net of taxes, of $10.4 million to shareholders’ equity in our consolidated balance sheets related to the decrease in the funded status liability of our defined benefit plans. In connection with our adoption of FAS 158 and a negative plan amendment related to our postretirement benefit plan, we recognized incremental comprehensive income of $1.8 million ($1.1 million, net of income taxes) in 2006. The funded status is defined as the difference between accumulated benefit

NASHUA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

obligations and fair value of plan assets of company sponsored pension plans. During the fourth quarter of 2005, we recorded a non-cash charge of $13.1 million to shareholders’ equity related to the accumulated benefit obligation exceeding the fair value of plan assets and decreases in our discount rate resulting from current economic trends and using updated mortality tables in 2005.

During the third quarter of 2006, we froze pension benefits for certain hourly employees in Merrimack, New Hampshire. We recognized a pension curtailment loss of $.8 million and froze benefits and terminated future benefits under our postretirement benefit plans for certain hourly employees located in Merrimack, New Hampshire. We recognized a postretirement curtailment gain of $.6 million.

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

Note 12:	Information About Operations

We have two reportable segments:

(1) Label Products: which converts, prints and sells pressure sensitive labels and tags to distributors and end-users.

(2) Specialty Paper Products: which coats and converts various converted paper products sold primarily to domestic converters and resellers, end-users and private-label distributors. Our Specialty Paper segment’s product scope includes thermal papers, bond papers, specialty printed papers, such as financial receipts and point-of-sale receipts, wide-format media papers, dry-gum papers, heat seal papers, small rolls and ribbons.

The accounting policies of our segments are the same as those described in Note 1. Segment data does not include restructuring and other unusual items, and we do not allocate all corporate costs and assets to our divisions. We evaluate the performance of our segments and allocate resources to them based primarily on pre-tax income before restructuring and other unusual items.

Eliminations represent sales between our Specialty Paper Products and Label Products segments. Excluding sales between segments, reflected as eliminations in the table below, external sales for our Specialty Paper Products segment were $156.8 million, $162.0 million and $162.8 million for the years ended December 31, 2006, 2005 and 2004, respectively. Sales between segments and between geographic areas are negotiated based on what we believe to be market pricing.

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

NASHUA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below presents information about our reported segments for the years ended December 31:

				Income from
				Continuing Operations Before
	Net Sales			Income Taxes			Identifiable Assets
	2006	2005	2004	2006	2005	2004	2006	2005	2004
	(In millions)

By Reportable Segment:
Label Products	$109.7	$109.0	$104.3	$3.5	$5.4	$7.6	$48.0	$50.7	$48.5
Specialty Paper Products	162.5	166.7	168.0	.5	4.1	6.2	61.1	62.9	67.5
Other(1)	2.5	1.6	1.6	.2	—	.1	—	8.8	11.0
Reconciling Items:
Eliminations	(5.7)	(4.7)	(5.2)		—	—	—	—	—
Unallocated corporate expenses and assets	—	—	—	(7.6)	(6.4)	(7.4)	18.5	22.5	24.4
Interest expense, net	—	—	—	(1.5)	(1.8)	(1.0)	—	—	—
Net gain on curtailment of postretirement plans	—	—	—	—	—	1.0	—	—	—
Gain on sale of real estate	—	—	—	9.0	—	—	—	—	—

Consolidated	$269.0	$272.6	$268.7	$4.1	$1.3	$6.5	$127.6	$144.9	$151.4

(1)	Includes activity from operations which falls below the quantitative thresholds for a reportable segment.

Capital expenditures and depreciation and amortization from continuing operations by reportable segment are set forth below for the years ended December 31:

				Depreciation &
	Capital Expenditures			Amortization
	2006	2005	2004	2006	2005	2004
	(In millions)

Label Products	$.8	$1.0	$2.1	$3.2	$2.8	$2.5
Specialty Paper Products	1.7	2.7	3.9	2.9	3.3	3.7
Reconciling Items:
Corporate	.3	.1	.2	.4	.5	.4

Consolidated	$2.8	$3.8	$6.2	$6.5	$6.6	$6.6

The following is information by geographic area as of and for the years ended December 31:

	Net Sales From
	Continuing Operations			Long-Lived Assets
	2006	2005	2004	2006	2005	2004
	(In millions)

By Geographic Area
United States	$269.0	$272.6	$268.7	$62.0	$72.7	$75.3
Reconciling Items:
Discontinued Operations	—	—	—	1.5	1.5	1.5
Deferred tax assets	—	—	—	7.8	10.9	8.9

Consolidated	$269.0	$272.6	$268.7	$71.3	$85.1	$85.7

Net sales from continuing operations by geographic area are based upon the geographic location from which the goods were shipped and not the customer location.

NASHUA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13:	Quarterly Operating Results (Unaudited)

Our quarterly operating results from continuing operations based on our use of 13-week periods are as follows:

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter	Year
	(In thousands, except per share data)

2006(1)
Net sales	$64,811	$65,458	$69,487	$69,287	$269,043
Gross margin	9,788	9,458	10,715	10,693	40,654
Income (loss) from continuing operations(2)	(563)	(982)	(1,213)	4,764	2,006
Income from discontinued operations(3)	1,004	—	54	535	1,593
Net income (loss)(2)(3)	441	(982)	(1,159)	5,299	3,599
Earnings (loss) per common share:
Continuing operations(2)	(.09)	(.16)	(.20)	.77	.32
Discontinued operations(3)	.16	—	.01	.09	.26
Net income (loss)(2)(3)	.07	(.16)	(.19)	.86	.58
Continuing operations, assuming dilution(2)	(.09)	(.16)	(.20)	.77	.32
Discontinued operations, assuming dilution(3)	.16	—	.01	.09	.26
Net income (loss), assuming dilution(2)(3)	.07	(.16)	(.19)	.86	.58
2005(1)
Net sales	$67,646	$67,308	$68,570	$69,061	$272,585
Gross margin	10,448	11,416	11,830	10,919	44,613
Income (loss) from continuing operations	(422)	309	825	(54)	658
Income (loss) from discontinued operations(3)	(1,198)	1,094	18	24	(62)
Net income (loss)(3)	(1,620)	1,403	843	(30)	596
Earnings (loss) per common share:
Continuing operations	(.07)	.05	.14	(.01)	.11
Discontinued operations(3)	(.20)	.18	.01	—	(.01)
Net income (loss)(3)	(.27)	.23	.14	—	.10
Continuing operations, assuming dilution	(.07)	.05	.14	(.01)	.11
Discontinued operations, assuming dilution(3)	(.20)	.18	.01	—	(.01)
Net income (loss), assuming dilution(3)	(.27)	.23	.14	—	.10

(1)	We acquired certain assets of LSI in June 2005. The operations of LSI have been included in our quarterly operating results since the date of acquisition.

(2)	Our fourth quarter includes an impairment of intangible assets, as described in Note 3, and a gain on the sale of our real estate located in Merrimack, New Hampshire, as described in Note 10.

(3)	Income from discontinued operations, as described in Note 2, represents the results of our toner and developer business which we exited effective March 31, 2006, income from the liquidation of our former Photo UK entity, a loss related to environmental issues resulting from our previously exited Computer Products business and a $1.2 million tax benefit related to the settlement of outstanding Internal Revenue Service audits from the years 1995-2000.

Note 14:	Related Parties

Leases with Related Parties

We rent property and leased equipment under leases with entities partially owned by either a family partnership of which our Chairman and his family have total interest or by our Chairman. Associated with these leases, we incurred rent expense of approximately $.3 million during 2006 and approximately $.2 million during 2005 and 2004. We also pay taxes and utilities and insure property occupied under these leases.

Notes Payable to Related Parties

We have notes payable to related parties of Nashua in connection with asset acquisitions as discussed in detail in Note 5.

NASHUA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Loans to Related Parties

We have a loan to a former owner of Rittenhouse Paper Company relating to life insurance premiums paid on his behalf. This loan is partially collateralized by the cash surrender value of related life insurance policies and fully covered by the death benefit payable under this policy. This loan does not incur interest and is due upon death, settlement or termination of related life insurance policies. At December 31, 2006 and 2005, a loan of $1.1 million and $1.0 million, respectively, is included in other long-term assets in our consolidated balance sheets. Below is a summary of related party loan activity:

Total Related
Party
(In thousands)

Acquired upon acquisition of Rittenhouse Paper Company on April 17, 2000	$195
Net premiums paid in 2001	214
Net premiums paid in 2002	250
Net premiums paid in 2003	235
Net premiums paid in 2004	63
Net premiums paid in 2005	58
Net premiums paid in 2006	56

Balance at December 31, 2006	$1,071

Collaterized cash surrender value of life insurance policy	$1,027

SCHEDULE II

NASHUA CORPORATION AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

	Balance at
	Previous			Balance at
	End of Year	Additions(a)	Deductions(b)	End of Year
	(In thousands)

DECEMBER 31, 2006:
Allowance for doubtful accounts	$851	$249	$(556)	$544
DECEMBER 31, 2005:
Allowance for doubtful accounts	$654	$528	$(331)	$851
DECEMBER 31, 2004:
Allowance for doubtful accounts	$861	$105	$(312)	$654

(a)	Includes recoveries and amounts charged to costs and expenses.

(b)	Includes accounts deemed uncollectible.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Nashua Corporation:

We have audited the accompanying consolidated balance sheets of Nashua Corporation as of December 31, 2006 and 2005 and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nashua Corporation at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, and effective December 31, 2006, the Company adopted Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of FASB Statements No. 87, 88, 106 and 132(R).

/s/  ERNST & YOUNG LLP

Boston, Massachusetts
March 13, 2007

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures

1. Our Company’s management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2006. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Security and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2006, our chief executive officer and chief financial officer concluded that as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

2. No change in our internal controls over financial reporting occurred during the fiscal quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item will be included in our definitive Proxy Statement for our Annual Meeting of Stockholders to be held on May 4, 2007, and is incorporated herein by reference.

Executive Officers of the Registrant

The information required by this Item with respect to our executive officers is contained in Part I of this Form 10-K.

Code of Ethics

The information required by this Item with respect to code of ethics will be included in our definitive Proxy Statement for our Annual Meeting of Stockholders to be held on May 4, 2007, and is incorporated herein by reference. In accordance with Item 406 of Regulation S-K, a copy of our code of ethics is available on our website at www.nashua.com under the “Corporate Governance” section of the “Investor Relations” web page. We intend to make all required disclosures concerning any amendments to, or waivers from, our Code of Business Conduct and Ethics on our Internet website.

Item 11.	Executive Compensation

The information required by this Item will be included in our definitive Proxy Statement for our Annual Meeting of Stockholders to be held on May 4, 2007, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be included in our definitive Proxy Statement for our Annual Meeting of Stockholders to be held on May 4, 2007, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be included in our definitive Proxy Statement for our Annual Meeting of Stockholders to be held on May 4, 2007, and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this Item will be included in our definitive Proxy Statement for our Annual Meeting of Stockholders to be held on May 4, 2007, and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents are included in Item 8 of Part II of this Form 10-K:

(1) Financial statements:

•	Consolidated statements of operations for each of the three years ended December 31, 2006, 2005 and 2004

•	Consolidated balance sheets at December 31, 2006 and December 31, 2005

•	Consolidated statements of shareholders’ equity for each of the three years ended December 31, 2006, 2005 and 2004

•	Consolidated statements of cash flows for each of the three years ended December 31, 2006, 2005 and 2004

•	Notes to Consolidated Financial Statements

•	Report of Independent Registered Public Accounting Firm

(2) Financial statement schedule:

•	Schedule II — Valuation and qualifying accounts for each of the three years ended December 31, 2006, 2005 and 2004

The financial statement schedule should be read in conjunction with our financial statements included in Item 8 of Part II of this Form 10-K. All other schedules have been omitted as they are not applicable, not required, or the information is included in the consolidated financial statements or notes to the consolidated financial statements.

(3) Exhibits:

2.01	Agreement and Plan of Merger, dated as of March 25, 2002, between Nashua Corporation and Nashua MA Corporation. Incorporated by reference to our Definitive Proxy Statement filed on March 27, 2002.
3.01	Articles of Organization, as amended. Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 28, 2002.
3.02	By-laws, as amended. Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 28, 2002.
4.01	Credit Agreement, dated March 1, 2002 by and among Nashua Corporation, LaSalle Bank National Association and Fleet National Bank, a Bank of America Company. Incorporated by reference to our Current Report on Form 8-K dated March 14, 2002.

4.02		First Amendment to Credit Agreement, dated as of July 15, 2003, by and among Nashua Corporation, Fleet National Bank, a Bank of America Company, and LaSalle Bank National Association. Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 27, 2003.
4.03		Waiver and Second Amendment to Credit Agreement, dated as of July 24, 2003, by and among Nashua Corporation, Fleet National Bank, a Bank of America Company, and LaSalle Bank National Association. Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 27, 2003.
4.04		Third Amendment to Credit Agreement, dated as of September 25, 2003, by and among Nashua Corporation, Fleet National Bank, a Bank of America Company, and LaSalle Bank National Association. Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended September 26, 2003.
4.05		Fourth Amendment to Credit Agreement, dated as of December 30, 2003, by and among Nashua Corporation, Fleet National Bank, a Bank of America Company, and LaSalle Bank National Association. Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2003.
4.06		Fifth Amendment to Credit Agreement dated as of March 31, 2004 by and among Nashua Corporation, Fleet National Bank, a Bank of America Company, and LaSalle Bank National Association. Incorporated by reference to our current report on Form 8-K dated March 31, 2004 and filed April 2, 2004.
4.07		Sixth Amendment to Credit Agreement dated as of December 9, 2004 by and among Nashua Corporation, Fleet National Bank, a Bank of America Company, and LaSalle Bank National Association. Incorporated by reference to our current report on Form 8-K dated December 9, 2004 and filed December 15, 2004.
4.08		Seventh Amendment to Credit Agreement dated as of April 14, 2005, among Nashua Corporation, Fleet National Bank, a Bank of America Company, and LaSalle Bank National Association. Incorporated by reference to our current report on Form 8-K dated April 14, 2005 and filed April 20, 2005.
4.09		Amended and Restated Credit Agreement, dated as of March 30, 2006, among Nashua Corporation, LaSalle Bank National Association and the lenders party hereto. Incorporated by reference to our current report on Form 8-K dated March 30, 2006 and filed on April 3, 2006.
4.10		First Amendment to Amended and Restated Credit Agreement, dated as of January 12, 2007, among Nashua Corporation, LaSalle Bank National Association, and the lenders party thereto. Incorporated by reference to our current report on Form 8-K dated January 12, 2007 and filed on January 18, 2007.
+10	.01	Amended and Restated 1996 Stock Incentive Plan. Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended April 2, 1999.
+10	.02	1999 Shareholder Value Plan. Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended April 2, 1999.
+10	.03	2004 Value Creation Incentive Plan. Incorporated by reference to our Proxy Statement dated March 23, 2004.
+10	.04	Change of Control and Severance Agreement, dated as of June 15, 2004 between Nashua Corporation and Thomas R. Pagel. Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2004.
+10	.05	Letter Agreement, by and between the Company and Andrew Albert, dated as of April 24, 2006. Incorporated by reference to our current report on Form 8-K dated April 24, 2006 and filed April 25, 2006.
+10	.06	Change of Control and Severance Agreement, dated as of June 15, 2004 between Nashua Corporation and John L. Patenaude. Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2004.
+10	.07	Change of Control and Severance Agreement, dated as of January 5, 2005, between Nashua Corporation and Donna J. DiGiovine. Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended April 1, 2005.
+10	.08	Employment Agreement, by and between Nashua Corporation and Thomas G. Brooker, dated as of March 12, 2006. Incorporated by reference to our current report on Form 8-K dated March 12, 2006 and filed on March 16, 2006.

+10	.09	Change of Control and Severance Agreement, by and between Nashua Corporation and Thomas G. Brooker, dated as of March 12, 2006. Incorporated by reference to our current report on Form 8-K dated March 12, 2006 and filed on March 16, 2006.
+10	.10	Restricted Stock Agreements, by and between the Company and Thomas G. Brooker, dated as of May 4, 2006. Incorporated by reference to our current report on Form 8-K dated May 4, 2006 and filed on May 5, 2006.
+10	.11	Employment Agreement, by and between Nashua Corporation and Thomas Kubis, dated as of August 21, 2006. Incorporated by reference to our current report on Form 8-K dated August 17, 2006 and filed August 22, 2006.
+10	.12	Change of Control and Severance Agreement, by and between Nashua Corporation and Thomas Kubis, dated as of August 21, 2006. Incorporated by reference to our current report on Form 8-K dated August 17, 2006 and filed August 22, 2006.
+10	.13	Restricted Stock Agreement, by and between the Company and Thomas Kubis, dated as of September 1, 2006. Incorporated by reference to our Quarterly Report on Form 10-Q dated and filed November 3, 2006.
+10	.14	Employment Agreement, by and between Nashua Corporation and Todd McKeown, dated as of September 1, 2006. Incorporated by reference to our current report on Form 8-K dated August 17, 2006 and filed August 22, 2006.
+10	.15	Change of Control and Severance Agreement, by and between Nashua Corporation and Todd McKeown, dated as of September 1, 2006. Incorporated by reference to our current report on Form 8-K dated August 17, 2006 and filed August 22, 2006.
+10	.16	Restricted Stock Agreement, by and between the Company and Todd McKeown, dated as of September 1, 2006. Incorporated by reference to our Quarterly Report on Form 10-Q dated and filed November 3, 2006.
+10	.17	Management Incentive Plan. Incorporated by reference to our current report on Form 8-K dated March 14, 2007 and filed March 20, 2007.
10.18		Form of Indemnification Agreement between Nashua Corporation and its directors and executive officers. Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended September 27, 2002.
10.19		Indemnification Agreement, dated as of February 11, 2004, between Nashua Corporation and Katun Corporation. Incorporated by reference to our current report on Form 8-K dated and filed August 9, 2005.
10.20		Purchase and Sale Agreement, by and between Nashua Corporation and Equity Industrial Partners Corp., dated as of November 6, 2006. Incorporated by reference to our current report on Form 8-K dated November 6, 2006 and filed November 13, 2006.
10	.21*	Executive officer 2007 salaries.
10	.22*	Summary of compensation arrangements with Directors.
21	.01*	Subsidiaries of the Registrant.
23	.01*	Consent of Independent Registered Public Accounting Firm.
31	.01*	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.02*	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.01*	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.02*	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* —	Filed herewith.

+ —	Identifies exhibits constituting management contracts or compensatory plans or other arrangements required to be filed as an exhibit to this annual report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nashua Corporation

By:	/s/ John L. Patenaude
John L. Patenaude
Vice President-Finance and
Chief Financial Officer

Date: March 26, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas G. Brooker Thomas G. Brooker	President and Chief Executive Officer (principal executive officer)	March 26, 2007

/s/ John L. Patenaude John L. Patenaude	Vice President-Finance and Chief Financial Officer (principal financial officer)	March 26, 2007

/s/ Margaret M. Callan Margaret M. Callan	Corporate Controller and Chief Accounting Officer (principal accounting officer)	March 26, 2007

/s/ Andrew B. Albert Andrew B. Albert	Chairman of the Board	March 26, 2007

/s/ L. Scott Barnard L. Scott Barnard	Director	March 26, 2007

/s/ Avrum Gray Avrum Gray	Director	March 26, 2007

/s/ Michael T. Leatherman Michael T. Leatherman	Director	March 26, 2007

/s/ George R. Mrkonic, Jr. George R. Mrkonic, Jr.	Director	March 26, 2007

/s/ Mark E. Schwarz Mark E. Schwarz	Director	March 26, 2007

Stock Performance Graph

Set forth below is a line graph comparing the yearly percentage change in the cumulative total stockholder return on the Company’s common stock against the cumulative total return of the S&P 500 Index and the S&P Paper and Forest Products Index for the five years commencing December 31, 2001 and ending December 31, 2006.

	2001	2002	2003	2004	2005	2006
Nashua Corporation	100.00	149.57	144.80	193.52	119.60	138.85
S&P 500 Index	100.00	77.90	100.24	111.15	116.61	135.02
S&P Paper and Forest Products Index	100.00	85.63	118.04	129.73	127.09	134.57