Form 10-Q
period 2007-03-30
NASHUA CORP
filed 2007-05-04
CIK 69680

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2007
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes: ☐                     No: ☒
     The number of shares outstanding of each of the registrant’s classes of common stock, as of April 27, 2007:

Class	Number of Shares
Common Stock, $1.00 par value	6,260,309

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
NASHUA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 30, 2007	December 31,
	(Unaudited)	2006
	(In thousands)
ASSETS:
Current assets:
Cash and cash equivalents	$1,270	$289
Accounts receivable	27,392	29,568
Inventories:
Raw materials	12,138	11,919
Work in process	2,648	2,625
Finished goods	10,812	9,220

	25,598	23,764
Other current assets	2,733	2,670

Total current assets	56,993	56,291

Plant and equipment	70,688	70,410
Accumulated depreciation	(45,143)	(44,011)

	25,545	26,399
Goodwill	31,516	31,516
Intangibles, net of amortization	519	606
Loans to related parties	1,071	1,071
Other assets	11,676	11,732

Total assets	$127,320	$127,615

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$15,682	$16,620
Accrued expenses	9,625	8,639
Current maturities of long-term debt	—	—
Current maturities of notes payable to related parties	83	83

Total current liabilities	25,390	25,342

Long-term debt	3,800	4,750
Notes payable to related parties	264	285
Other long-term liabilities	28,573	28,211

Total long-term liabilities	32,637	33,246

Commitments and contingencies (see Note 8)
Shareholders’ equity:
Common stock	6,257	6,344
Additional paid-in capital	16,128	15,998
Retained earnings	61,581	61,358
Accumulated other comprehensive loss:
Minimum pension liability adjustment, net of tax	(14,673)	(14,673)

Total shareholders’ equity	69,293	69,027

Total liabilities and shareholders’ equity	$127,320	$127,615

See accompanying notes.

NASHUA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 30,	March 31,
	2007	2006
	(In thousands, except per share data)
Net sales	$65,169	$64,811
Cost of products sold	53,718	55,023

Gross margin	11,451	9,788
Selling, distribution, general and administrative expenses	10,066	10,576
Research and development expense	274	201
Loss from equity investments	71	14
Interest expense, net	112	307
Other income	(168)	(362)

Income (loss) from continuing operations before income taxes	1,096	(948)
Provision (benefit) for income taxes	459	(385)

Income (loss) from continuing operations	637	(563)
Income from discontinued operations including gain on disposal of $659 in 2006, net of taxes (Note 5)	289	1,004

Net income	$926	$441

Basic earnings per share:
Income (loss) per common share from continuing operations	$0.10	$(0.09)
Income per common share from discontinued operations	0.05	0.16

Net income per common share	$0.15	$0.07

Average common shares	6,140	6,123

Diluted earnings per share:
Income (loss) per common share from continuing operations assuming dilution	$0.10	$(0.09)
Income per common share from discontinued operations assuming dilution	0.05	0.16

Net income per common share assuming dilution	$0.15	$0.07

Dilutive effect of stock options	59	—

Average common and potential common shares	6,199	6,123

See accompanying notes.

NASHUA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 30,	March 31,
	2007	2006
	(In thousands)
Cash flows from operating activities:
Net income	$926	$441
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	1,219	2,431
Stock based compensation	26	45
Excess tax benefit from exercised stock based compensation	(11)	—
Gain on sale/disposal of fixed assets	—	(907)
Equity in loss from unconsolidated joint ventures	71	14
Net gain on curtailment of pension and post retirement benefits	—	(359)
Change in operating assets and liabilities	714	92

Cash provided by operating activities	2,945	1,757

Cash flows from investing activities:
Investment in plant and equipment	(278)	(666)
Proceeds from sale of fixed assets	—	1,668
Investment in unconsolidated joint venture	—	(23)

Cash (used in) provided by investing activities	(278)	979

Cash flows from financing activities:
Net (repayments on) proceeds from revolving portion of long-term debt	(950)	200
Repayment on refinancing of long-term debt	—	(25,950)
Proceeds from refinancing	—	23,350
Repayment of notes payable to related parties	(21)	(270)
Proceeds from shares exercised under stock option plans	77	1
Excess tax benefit from exercised stock based compensation	11	—
Stock repurchase	(803)	—

Cash used in financing activities	(1,686)	(2,669)

Increase in cash and cash equivalents	981	67
Cash and cash equivalents at beginning of period	289	653

Cash and cash equivalents at end of period	$1,270	$720

Supplemental disclosures of cash flow information:
Interest paid (net of amount capitalized)	$128	$515

Income taxes paid, net	$143	$145

See accompanying notes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1: Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying financial statements contain all adjustments consisting of normal recurring accruals necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The accompanying financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006. Certain prior year data have been reclassified to conform to the 2007 presentation. Unless otherwise indicated, information in these notes to condensed consolidated financial statements relate to continuing operations.
Note 2: Acquired Intangible Assets
Details of acquired intangible assets are as follows:

	As of March 30, 2007
			Weighted
	Gross		Average
	Carrying	Accumulated	Amortization
	Amount	Amortization	Period
	(In thousands)
Trademarks and tradenames	$560	$404	9 years
Licensing agreement	230	230	5 years
Customer relationships and lists	1,372	1,087	11 years
Customer contracts	620	542	4 years
Non-competition agreements	100	100	5 years
Patented technology	90	90	5 years

	$2,972	$2,453

Amortization Expense:
For the three months ended March 30, 2007		$87
Estimated for the year ending December 31, 2007		$237
Estimated for the year ending December 31, 2008		$89
Estimated for the year ending December 31, 2009		$50
Estimated for the year ending December 31, 2010		$42
Estimated for the year ending December 31, 2011		$36
Estimated for the year ending December 31, 2012		$33
Estimated for the year ending December 31, 2013 and thereafter		$119
Note 3: Indebtedness
On March 30, 2006, we entered into the Restated Credit Agreement with LaSalle Bank National Association and other lenders to amend and restate in its entirety our Original Credit Agreement. The Restated Credit Agreement extended the term of the credit facility under the Original Credit Agreement to March 31, 2009 and provided for a revolving credit facility of $35.0 million, including a $5.0 million sublimit for the issuance of letters of credit, and a $2,841,425 secured letter of credit that will continue to support Industrial Development Revenue Bonds issued by the Industrial Development Board of the City of Jefferson City, Tennessee. The Restated Credit Agreement contains financial covenants that require us to maintain certain financial covenants such as funded debt to earnings before interest, income taxes, depreciation and amortization, also known as adjusted EBITDA and a fixed charge coverage ratio. In addition, the Restated Credit Agreement extinguished the term loan that had existed under the Original Credit Agreement. On January 12, 2007, we entered into a First Amendment to our Restated Credit Agreement, or the Amendment. The Amendment provides for a reduction in the loans and letters of credit available under the credit facility from the aggregate principal or face amount of $35.0 million at any time outstanding to the aggregate principal or face amount of $20.0 million at any time outstanding. All other terms of the Restated Credit Agreement remained unchanged.

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
For the three months ended March 30, 2007 and March 31, 2006, the weighted average annual interest rate on our long-term debt was 5.3 percent and 6.6 percent, respectively. We had $16.6 million of available borrowing capacity at March 30, 2007 under our revolving loan commitment. We had $3.4 million of obligations under standby letters of credit with the banks which are included in our bank debt when calculating our borrowing capacity.
Furthermore, without prior consent of our lenders, the Restated Credit Agreement, as amended, limits, among other things, annual capital expenditures to $8.0 million, the incurrence of additional debt and restricts the sale of certain assets and merger or acquisition activities. We may use cash for dividends or the repurchase of shares to the extent that the availability under the line of credit exceeds $3.0 million. We were in compliance with the financial covenants and our compliance at March 30, 2007 under the Restated Credit Agreement, as amended, is as follows:

March 30, 2007
Covenant	Requirement	Compliance
• Maintain a fixed charged coverage ratio	Not less than 1.5 to 1.0	3.2 to 1.0
• Maintain a funded debt to adjusted EBITDA ratio	Less than 2.5 to 1.0	0.6 to 1.0
Beginning for our second quarter ending June 29, 2007, our requirement under our funded debt to adjusted EBITDA covenant ratio will be to maintain the ratio at less than 2.25 to 1.0.
Pursuant to our Restated Credit Agreement, as amended, at March 30, 2007, our minimum payment obligations relating to long-term debt are as follows:

	2009	2024	Total
	(In thousands)
Revolving portion of long-term debt	$1,000	$—	$1,000
Industrial revenue bond	—	2,800	2,800

	$1,000	$2,800	$3,800

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
This derivative does not qualify for hedge accounting, therefore changes in fair value of the hedge instrument is recognized in earnings. Interest expense was increased for the mark-to-market adjustment of the derivative for the first quarter of 2007 by $.1 million. The fair market value of the derivatives resulted in an asset of $.1 million at March 30, 2007, which was determined based on current interest rates and expected trends.

Note 4: Pension and Postretirement Benefits
Net periodic pension and postretirement benefit costs for the quarters ended March 30, 2007 and March 31, 2006 from continuing and discontinued operations for the plans include the following components:

	Pension Benefits for three		Postretirement Benefits
	months ended		for three months ended
	March 30,	March 31,	March 30,	March 31,
	2007	2006	2007	2006
	(In thousands)
Components of net periodic (income) cost
Service cost	$131	$341	$—	$14
Interest cost	1,440	1,369	11	28
Expected return on plan assets	(1,615)	(1,483)	—	—
Amortization of prior service cost	1	48	(17)	(13)
Recognized net actuarial (gain)/loss	430	611	(19)	(25)
Net gain on curtailment	—	—	—	(359)

Net periodic (income) cost	$387	$886	$(25)	$(355)

During the first quarter of 2006, in connection with our exit of the toner and developer business which is included in discontinued operations, we recognized a gain of $.4 million related to the curtailment of postretirement benefits
We were not required to fund the pension plans in the first quarter of 2007 and expect to make a contribution of $5.3 million to our pension plans in 2007.
Note 5: Discontinued Operations
Discontinued operations include reimbursement of our deductible related to the Cerion litigation which was concluded in the quarter ended March 30, 2007 and the results of our toner and developer business and the liquidation of an inactive foreign subsidiary for the quarter ended March 31, 2006, as follows:

	For the three	For the three
	months ended	months ended
	March 30,	March 31,
	2007	2006
	(In thousands)
Toner and developer:
Income, net of taxes	$—	$345
Gain on disposal, net of taxes	—	307

Toner and developer discontinued operations, net of taxes	—	652

Gain from refunded deductible	289	—
Gain from liquidation on foreign subsidiary, net of taxes	—	352

Income from discontinued operations, net of taxes	$289	$1,004

In March 2007, we received $.5 million from our insurance provider for the reimbursement of legal fees paid by us related to the Cerion litigation which was dismissed by the courts.
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

Income from the reimbursement of legal fees related to the Cerion litigation for the first quarter of 2007 and the results of our toner and developer business and the liquidation of an inactive foreign subsidiary for the first quarter of 2006 are summarized as follows:

	March 30,	March 31,
	2007	2006
	(In thousands)
Net sales	$—	$7,021

Income before income taxes	$500	$1,682
Income taxes	211	678

Income from discontinued operations	$289	$1,004

Note 6: Segment and Related Information
Beginning with the first quarter of 2007, and related to changes in the management of our business and changes to our sales force, our chief operating decision maker for both segments is now our Chief Executive Officer. Our Chief Executive Officer utilizes financial reports that include net sales, cost of sales and gross margin by operating segment. We, in turn, measure profit or loss for reportable segments as gross margin, and we no longer report profit or loss for reportable segments as income before income taxes. Selling, general, administrative and research and development expenses are managed and reported on a consolidated basis.
The following table presents information about our reportable segments.

	Net Sales		Gross Margin
	Three Months Ended		Three Months Ended
	March 30,	March 31,	March 30,	March 31,
	2007	2006	2007	2006
		(In thousands)
Label Products	$28,219	$26,282	$5,053	$3,363
Specialty Paper Products	38,037	39,287	6,326	6,282
All other	908	661	110	143
Reconciling items:
Eliminations	(1,995)	(1,419)	(38)	—

Consolidated	$65,169	$64,811	$11,451	$9,788

Note 7: Income Taxes
Effective January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (FIN 48). This interpretation clarifies the accounting for uncertainty in income taxes by prescribing a minimum recognition threshold for a tax position taken or expected to be taken in a tax return that is required to be met before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.
In accordance with FIN 48, we have analyzed filing positions in all of the federal, state and other jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions. The periods subject to examination for all federal, state and other jurisdictions are the 2003 through 2005 tax years. We do not believe there are any tax positions that would increase within the next twelve-month period. Therefore, no reserves for uncertain income tax positions have been recorded and we did not record a cumulative effect adjustment related to the adoption of FIN 48.
The adoption of FIN 48 did not result in an adjustment to retained earnings at January 1, 2007. As of December 31, 2006 and March 30, 2007, we do not have any accruals for uncertain tax positions.
Our policy for recording interest and penalties associated with tax audits is to record such items as a component of income or loss before income taxes. When applicable, interest is recorded as interest expense, net and penalties are recorded in other income (loss). For the first quarter of 2007, we had no interest or penalties related to tax audits.

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
On October 14, 2003, Ricoh Company, Ltd., Ricoh Corporation and Ricoh Electronics, Inc., collectively referred to as Ricoh, filed a First Amended Complaint for Patent Infringement, Trademark Infringement, and Unfair Competition joining us as a co-defendant in an action pending in the United States District Court for the District of New Jersey, Civil Action No. 03-CV-2612 (WHW). The case was originally filed against two other defendants in May 2003. The First Amended Complaint accuses us of willful patent infringement, trademark infringement, trademark counterfeiting, false advertising, false designation of origin, and unfair competition by virtue of its manufacture and sale of toner bottles for use in Ricoh photocopiers. Ricoh seeks injunctive relief, damages, attorneys’ fees, treble damages as a result of the alleged willful patent and trademark infringement, and statutory damages. On December 8, 2003, we filed an Answer and Counterclaims denying Ricoh’s allegations, asserting affirmative defenses, and seeking declarations that Ricoh’s patents are invalid and not infringed, and that certain of the patents are also unenforceable.
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

On August 2, 2005, the Court issued an opinion construing the disputed claim terms of the six patents-in-suit; granting Ricoh’s Motion for Partial Summary Judgment of Infringement of U.S. Patent No. 6,075,963, referred to as the ‘963 patent; granting Ricoh’s Motion for Partial Summary Judgment of “no invalidity” with respect to claim 1 of the ‘963 patent; and denying the defendants’ Motion for Partial Summary Judgment of Invalidity with respect to claim 1 of the ‘963 patent. General Plastics Industrial Co., Ltd. filed a Motion for Reconsideration of certain aspects of the Court’s opinion, which the District Court denied on April 17, 2006.
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
On May 19, 2006, the defendants jointly filed three additional Motions for Summary Judgment of Noninfringement and Invalidity of the asserted Ricoh patents. On June 26, 2006, Ricoh filed Oppositions to the defendants’ Motions for Summary Judgment, as well as Cross-Motions for Summary Judgment. The defendants’ Replies and Oppositions to Ricoh’s Cross-Motions for Summary Judgment were filed on July 31, 2006. In early May 2006, the parties completed expert discovery on Ricoh’s patent claims. Discovery on damages and willfulness issues has been bifurcated and will be addressed following completion of the liability phase of the litigation. Fact discovery on one of the other defendants’ antitrust claims is now ongoing, however, we are not involved in that aspect of the case. No trial date on liability issues has been set, but a pretrial conference has been scheduled for July 31, 2007. We are unable to express an opinion as to the probably outcome of this litigation.
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
We are involved in certain environmental matters and have been designated by the Environmental Protection Agency, referred to as the EPA, as a potentially responsible party for certain hazardous waste sites. In addition, we have been notified by certain state environmental agencies that some of our sites not addressed by the EPA require remedial action. These sites are in various stages of investigation and remediation. Due to the unique physical characteristics of each site, the technology employed, the extended timeframes of each remediation, the interpretation of applicable laws and regulations and the financial viability of other potential participants, our ultimate cost of remediation is difficult to estimate. Accordingly, estimates could either increase or decrease in the future due to changes in such factors. At March 30, 2007, based on the facts currently known and our prior experience with these matters, we have concluded that it is probable that site assessment, remediation and monitoring costs will be incurred. We have estimated a range for these costs of $1.2 million to $2.2 million for continuing operations. These estimates could increase if other potentially responsible parties or our insurance carriers are unable or unwilling to bear their allocated share and cannot be compelled to do so. At March 30, 2007, our accrual balances relating to environmental matters were $1.2 million for continuing operations. Based on information currently available, we believe that it is probable that the major potentially responsible parties will fully pay the costs apportioned to them. We believe that our remediation expense is not likely to have a material adverse effect on our consolidated financial position or results of operations.
We are involved in various other lawsuits, claims and inquiries, most of which are routine to the nature of our business. In the opinion of our management, the resolution of these matters will not materially affect our Company.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
Our net sales from continuing operations increased $.4 million to $65.2 million for the first quarter of 2007 compared to $64.8 million for the first quarter of 2006. Our gross margin percentage increased to 17.6 percent for the first quarter of 2007 compared to 15.1 percent for the first quarter of 2006. Our selling and distribution expenses and general and administrative expenses decreased and our research and development expenses increased for the first quarter of 2007 compared to the first quarter of 2006. Our income from continuing operations was $.6 million for the first quarter of 2007 compared to a loss from continuing operations of $.6 million for the first quarter of 2006.

During the first quarter we had the following developments:
•	We continued to streamline the management of the business as we eliminated the position of President of the Coated business. We recognized $0.2 million of severance in connection with this change.

•	We added five representatives to our sales force as we continue to focus on top line growth.

•	The Cerion litigation was favorably concluded. As a result, under the terms of our insurance policy, the insurance company refunded the litigation cost that we incurred in the defense of the matter.
Beginning with the first quarter of 2007, and related to changes in the management of our business and changes in our sales force, our chief operating decision maker for both segments is our Chief Executive Officer. For financial decision-making he utilizes financial reports that include net sales, cost of products sold and gross margin by operating segment. Selling, general, administrative and research and development expenses are reported on a consolidated basis.
Results of Operations For the First Quarter of 2007 Compared to the First Quarter of 2006

	First Quarter	First Quarter
	2007	2006
	(in millions)
Net sales	$65.2	$64.8
Gross margin %	17.6%	15.1%
Distribution expenses	$2.7	$2.9
Selling expenses	$2.9	$3.1
General and administrative expenses	$4.5	$4.6
Research and development expenses	$.3	$.2
Interest expense, net	$.1	$.3
Other income	$(.2)	$(.4)
Income (loss) from continuing operations before income taxes	$1.1	$(.9)
Income (loss) from continuing operations	$.6	$(.6)

Depreciation and amortization	$1.2	$1.6
Investment in plant and equipment	$.3	$.7
Our net sales increased $.4 million or .6 percent for the first quarter of 2007 compared to $64.8 million for the first quarter of 2006. The increase was due to increased sales in our Label Products segment offset by decreased sales in our Specialty Paper Products segment.
Our gross margin percentage increased to 17.6 percent for the first quarter of 2007 compared to 15.1 percent for the first quarter of 2006. The increase was due to increased margin percentages in both our Label Products segment and our Specialty Paper Products segment. Gross margin increased $1.7 million to $11.5 million for the first quarter of 2007 compared to $9.8 million for the first quarter of 2006 as a result of higher sales volume and margin percentages in our Label Products segment.
Distribution expenses decreased $.2 million to $2.7 million for the first quarter of 2007 compared to $2.9 million for the first quarter of 2006. The decrease was mainly attributable to benefits from a new manufacturing location in our Specialty Paper Products segment and lower volume of sales where we pay freight. As a percentage of sales, distribution expenses decreased from 4.5 percent for the first quarter of 2006 to 4.1 percent for the first quarter of 2007.
Selling expenses decreased $.2 million to $2.9 million for the first quarter of 2007 compared to $3.1 million for the first quarter of 2006. The decrease was primarily the result of lower marketing and commission expenses. As a percentage of sales, selling expenses decreased from 4.8 percent in the first quarter of 2006 to 4.4 percent for the first quarter of 2007.
General and administrative expenses decreased $.1 million to $4.5 million for the first quarter of 2007 compared to $4.6 million for the first quarter of 2006. The decrease was primarily the result of decreased salary and employee fringe benefit costs related to the 2006 management restructuring, lower pension expense in 2007 resulting primarily from the higher discount rate utilized in the computation of our pension obligations as well as contributions made to our pension plans in 2006 and decreased legal fees. The decrease was partially offset by increased environmental expenses relating to our Omaha, Nebraska and Merrimack, New Hampshire sites and severance expense related to management restructuring in the first quarter of 2007. As a percentage of sales, general and administrative expenses decreased from 7.1 percent for the first quarter of 2006 to 6.9 percent for the first quarter of 2007.
Research and development expenses increased $.1 million from $.2 million for the first quarter of 2006 to $.3 million for the first quarter of 2007.

Interest expense decreased $.2 million to $.1 million for the first quarter of 2007 compared to $.3 million for the first quarter of 2006. The decrease was primarily due to reduced debt as a result of cash generated from the sale of our Merrimack and Nashua, New Hampshire real estate in the fourth quarter of 2006.
Other income decreased $.2 million to $.2 million for the first quarter of 2007 compared to $.4 million for the first quarter of 2007. Other income for the first quarter of 2007 represents the recognition of deferred gain on the sale of our Merrimack, New Hampshire facility. Other income for the first quarter of 2006 represents income from the rental of warehouse space previously unutilized by us in our Merrimack, New Hampshire facility. Our Merrimack facility was sold in November 2006.
The estimated annual effective income tax rate for continuing operations was 41.8 percent for the first quarter of 2007 and 40.6 percent (benefit) for the first quarter of 2006. The estimated rates were higher than the U.S. statutory rate principally due to the impact of state income taxes.
Income from discontinued operations, net of taxes was $.3 million for the first quarter of 2007 compared to income from discontinued operations, net of taxes of $1.0 million for the first quarter of 2006. The income from discontinued operations for the first quarter of 2007 includes the reimbursement of an insurance deductible related to the Cerion litigation which was favorably concluded in the first quarter of 2007. The discontinued operations for the first quarter of 2006 relates primarily to operating income of our toner and developer business which ceased business on March 31, 2006, a gain from the sale of toner and developer formulations and certain toner and developer assets and a gain from the liquidation of an inactive foreign subsidiary.
Our net income for the first quarter of 2007 was $.9 million or $0.15 per share, compared to income of $.4 million or $0.07 per share for the first quarter of 2006.
Results of Operations by Reportable Segment For the First Quarter of 2007 Compared to the First Quarter of 2006
Label Products Segment

	First Quarter	First Quarter
	2007	2006
	(in millions)
Net sales	$28.2	$26.3
Gross margin %	17.9%	12.8%

Depreciation and amortization	$.5	$.6
Investment in plant and equipment	$.1	$.2
Net sales for our Label Products segment increased $1.9 million, or 7.2 percent, to $28.2 million for the first quarter of 2007 compared to $26.3 million for the first quarter of 2006. An increase of $2.7 million in our automatic identification product line was offset by decreases of $.4 million in our EDP product line, $.2 million in our pharmacy product line and $.2 million in all other product lines. The increase in our automatic identification product line is the result of increased volume from existing customers. The decrease in our EDP product line is the result of gradual market erosion due to conversions to thermal products.
Gross margin for our Label Products segment increased $1.6 million to $5.0 million for the first quarter of 2007 compared to $3.4 million for the first quarter of 2006. As a percentage of net sales, the gross margin percentage increased from 12.8 percent for the first quarter of 2006 to 17.9 percent for the first quarter of 2007. The increase in the gross margin percent was primarily due to increased volume, lower pension expense in 2007 and decreased severance and other expenses which we incurred in 2006 relating to our plant consolidation projects.

Specialty Paper Products Segment

	First Quarter	First Quarter
	2007	2006
	(in millions)
Net sales	$38.0	$39.3
Gross margin %	16.6%	16.0%

Depreciation and amortization	$.5	$.6
Investment in plant and equipment	$.2	$.5
Net sales for our Specialty Paper Products segment decreased $1.3 million, or 3.3 percent, to $38.0 million for the first quarter of 2007 compared to $39.3 for the first quarter of 2006. The decrease in net sales from the first quarter of 2006 was related to decreases of $1.2 million in our financial product line, $1.0 million in our ribbon and laser cartridge product line, $.7 million in our carbonless coated product line, $.2 million in our security product line, $.2 million in our heatseal product line and $.3 million in miscellaneous other product lines which more than offset increases of $.9 million in our thermal point-of-sale (POS) product line, $1.0 million in our thermal facesheet and ticket and tag product lines, and $.4 million in our wide-format product line. The decreases were primarily due to lower sales volume to certain major customers and our exit from the carbonless business in the first quarter of 2006. The increases were primarily the result of new customer business and selling price increases in both our thermal POS and wide-format product lines.
Gross margin for our Specialty Paper Products segment remained unchanged at $6.3 million for both the first quarter of 2007 and the first quarter of 2006. As a percentage of net sales, gross margin increased from 16.0 percent for the first quarter of 2006 to 16.6 percent for the first quarter of 2007. The increase was primarily the result of lower pension expense in 2007 and increased volume and selling price in our thermal facesheet, ticket and tag and film product lines offset by raw material price increases, increased overhead costs in our wide-format manufacturing facilities and sales volume decreases in our financial and ribbon and laser cartridge product lines.
Discontinued Operations
Discontinued operations include reimbursement of legal fees related to the Cerion litigation for the quarter ended March 30, 2007 and the results of our toner and developer business and the liquidation of an inactive foreign subsidiary for the quarter ended March 31, 2006, as follows:

	For the three	For the three
	months ended	months ended
	March 30,	March 31,
	2007	2006
	(In thousands)
Toner and developer:
Income, net of taxes	$—	$345
Gain on disposal, net of taxes	—	307

Toner and developer discontinued operations, net of taxes	—	652

Gain from refunded insurance deductible	289	—
Gain from liquidation on foreign subsidiary, net of taxes	—	352

Income from discontinued operations, net of taxes	$289	$1,004

In March 2007, we received $.5 million for the reimbursement of legal fees paid by us related to the Cerion litigation.
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

Income from the reimbursement of legal fees related to the Cerion litigation for the first quarter of 2007 and the results of our toner and developer business and the liquidation of an inactive foreign subsidiary for the first quarter of 2006 are summarized as follows:

	For the three	For the three
	months ended	months ended
	March 30,	March 31,
	2007	2006
	(In thousands)
Net sales	$—	$7,021

Income before income taxes	$500	$1,682
Income taxes	211	678

Income from discontinued operations	$289	$1,004

Liquidity, Capital Resources and Financial Condition
Cash and cash equivalents increased $1.0 million during the first quarter of 2007 to $1.3 million at March 30, 2007. Cash provided by operations of $2.9 million offset cash used in investing activities of $.3 million and cash used in financing activities of $1.6 million. Our cash flows from continuing and discontinued operations are combined in our consolidated statements of cash flows.
Cash flow provided by operations of $2.9 million in the first quarter of 2007 resulted primarily from our net income of $.9 million adjusted by $1.2 million of depreciation and amortization and offset by changes in operating assets and liabilities of $.7 million. The changes in operating assets and liabilities resulted primarily from a $2.2 million decrease in accounts receivable, a $1.0 increase in accrued expenses and a $.4 million increase in other long-term liabilities offset by a $1.8 million increase in inventories and a $.9 million decrease in accounts payable. The decrease in accounts receivable was primarily due to lower sales volume in the first quarter of 2007 compared to the fourth quarter of 2006. The increase in inventory was primarily due to increases in our Specialty Paper Products segment.
Cash used in investing activities of $.3 million related to cash used for investments in fixed assets.
Cash used in financing activities of $1.6 million related primarily to repayment of our long-term debt and the repurchase of shares of our common stock.
On March 30, 2006, we entered into the Restated Credit Agreement with LaSalle Bank National Association and other lenders to amend and restate in its entirety our Original Credit Agreement. The Restated Credit Agreement extended the term of the credit facility under the Original Credit Agreement to March 31, 2009 and provided for a revolving credit facility of $35.0 million, including a $5.0 million sublimit for the issuance of letters of credit, and a $2,841,425 secured letter of credit that will continue to support Industrial Development Revenue Bonds issued by the Industrial Development Board of the City of Jefferson City, Tennessee. The Restated Credit Agreement contains financial covenants that require us to maintain certain financial covenants such as funded debt to adjusted EBITDA and a fixed charge coverage ratio. In addition, the Restated Credit Agreement extinguished the term loan that had existed under the Original Credit Agreement. On January 12, 2007, we entered into a First Amendment to our Restated Credit Agreement, or the Amendment. The Amendment provides for a reduction in the loans and letters of credit available under the credit facility from the aggregate principal or face amount of $35.0 million at any time outstanding to the aggregate principal or face amount of $20.0 million at any time outstanding. All other terms of the Restated Credit Agreement remained unchanged.
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
For the three months ended March 30, 2007 and March 31, 2006, the weighted average annual interest rate on our long-term debt was 5.3 percent and 6.6 percent, respectively. We had $16.6 million of available borrowing capacity at March 30, 2007 under our revolving loan commitment. We had $3.4 million of obligations under standby letters of credit with the banks which are included in our bank debt when calculating our borrowing capacity.
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
We were in compliance with the financial covenants and our compliance at March 30, 2007 under the Restated Credit Agreement, as amended, is as follows:

March 30, 2007
Covenant	Requirement	Compliance
• Maintain a fixed charged coverage ratio	Not less than 1.5 to 1.0	3.2 to 1.0
• Maintain a funded debt to adjusted EBITDA ratio	Less than 2.5 to 1.0	0.6 to 1.0
Beginning for our second quarter ending June 29, 2007, our requirement under our funded debt to adjusted EBITDA covenant ratio will be to maintain the ratio at less than 2.25 to 1.0.
Pursuant to our Restated Credit Agreement, as amended, at March 30, 2007, our minimum payment obligations relating to long-term debt are as follows:

	2009	2024	Total
	(In thousands)
Revolving portion of long-term debt	$1,000	$—	$1,000
Industrial revenue bond	—	2,800	2,800

	$1,000	$2,800	$3,800

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
This derivative does not qualify for hedge accounting, therefore changes in fair value of the hedge instrument is recognized in earnings. Interest expense was increased for the mark-to-market adjustment of the derivative for the first quarter of 2007 by $.1 million. The fair market value of the derivatives resulted in an asset of $.1 million at March 30, 2007, which was determined based on current interest rates and expected trends.
Contractual Obligations
The disclosure relating to our contractual obligations in our Annual Report on Form 10-K for the year ended December 31, 2006 has not materially changed since we filed that report.
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
ITEM 4. CONTROLS AND PROCEDURES
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 30, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commissions’ rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 30, 2007, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
On October 14, 2003, Ricoh Company, Ltd., Ricoh Corporation and Ricoh Electronics, Inc., collectively referred to as Ricoh, filed a First Amended Complaint for Patent Infringement, Trademark Infringement, and Unfair Competition joining us as a co-defendant in an action pending in the United States District Court for the District of New Jersey, Civil Action No. 03-CV- 2612 (WHW). The case was originally filed against two other defendants in May 2003. The First Amended Complaint accuses us of willful patent infringement, trademark infringement, trademark counterfeiting, false advertising, false designation of origin, and unfair competition by virtue of its manufacture and sale of toner bottles for use in Ricoh photocopiers. Ricoh seeks injunctive relief, damages, attorneys’ fees, treble damages as a result of the alleged willful patent and trademark infringement, and statutory damages. On December 8, 2003, we filed an Answer and Counterclaims denying Ricoh’s allegations, asserting affirmative defenses, and seeking declarations that Ricoh’s patents are invalid and not infringed, and that certain of the patents are also unenforceable.
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
On August 2, 2005, the Court issued an opinion construing the disputed claim terms of the six patents-in-suit; granting Ricoh’s Motion for Partial Summary Judgment of Infringement of U.S. Patent No. 6,075,963, referred to as the ‘963 patent; granting Ricoh’s Motion for Partial Summary Judgment of “no invalidity” with respect to claim 1 of the ‘963 patent; and denying the defendants’ Motion for Partial Summary Judgment of Invalidity with respect to claim 1 of the ‘963 patent. General Plastics Industrial Co., Ltd. filed a Motion for Reconsideration of certain aspects of the Court’s opinion, which the District Court denied on April 17, 2006.
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
In early May 2006, the parties completed expert discovery on Ricoh’s patent claims. Discovery on damages and willfulness issues has been bifurcated and will be addressed following completion of the liability phase of the litigation. Fact discovery on one of the other defendants’ antitrust counterclaims is now ongoing, however, we are not involved in that aspect of the case. No trial date on liability issues has been set, but a pretrial conference has been scheduled for July 31, 2007. We are unable to express an opinion as to the probable outcome of this litigation.
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
We are involved in certain environmental matters and have been designated by the Environmental Protection Agency, referred to as the EPA, as a potentially responsible party for certain hazardous waste sites. In addition, we have been notified by certain state environmental agencies that some of our sites not addressed by the EPA require remedial action. These sites are in various stages of investigation and remediation. Due to the unique physical characteristics of each site, the technology employed, the extended timeframes of each remediation, the interpretation of applicable laws and regulations and the financial viability of other potential participants, our ultimate cost of remediation is difficult to estimate. Accordingly, estimates could either increase or decrease in the future due to changes in such factors. At March 30, 2007, based on the facts currently known and our prior experience with these matters, we have concluded that it is probable that site assessment, remediation and monitoring costs will be incurred. We have estimated a range for these costs of $1.2 million to $2.2 million for continuing operations. These estimates could increase if other potentially responsible parties or our insurance carriers are unable or unwilling to bear their allocated share and cannot be compelled to do so. At March 30, 2007, our accrual balances relating to environmental matters were $1.2 million for continuing operations. Based on information currently available, we believe that it is probable that the major potentially responsible parties will fully pay the costs apportioned to them. We believe that our remediation expense is not likely to have a material adverse effect on our consolidated financial position or results of operations.
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
The markets for our products are highly competitive, and our ability to effectively compete in those markets is critical to our future success. Our future performance and market position depend on a number of factors, including our ability to react to competitive pricing pressures, our ability to hire qualified sales personnel, our ability to maintain manufacturing costs, our ability to introduce new value-added products and services to the market and our ability to react to the commoditization of products. Our performance could also be impacted by external factors, such as:
•	increasing pricing pressures from competitors in the markets for our products;

•	a faster decline than anticipated in the more mature, higher margin product lines, such as heat seal and dry- gum products, due to changing technologies;

•	natural disasters such as hurricanes, floods, earthquakes and pandemic events, which could cause our customers to close a number or all of their stores or operations for an extended period of time causing our sales to be reduced during the period of closure;

•	our ability to pass on raw material price increases to customers; and

•	our ability to pass on increased freight cost due to fuel price fluctuations.
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
We depend on outside suppliers for most of the raw materials used in our business. Although we believe that adequate supplies of the raw materials we use are available, any significant decrease in supplies, any increase in costs or a greater increase in delivery costs for these materials could result in a decrease in our margins, which could harm our financial condition. Our Specialty Paper Products and Label Products segments are impacted by the economic conditions and the plant capacity dynamics within the paper and label industry. In general, the availability and pricing of commodity paper such as uncoated face sheet is affected by the capacity of the paper mills producing the products. Cost increases at paper manufacturers, or other producers of the raw materials we use in our business, and capacity constraints in paper manufacturers operations could cause increases in the costs of raw materials, which could harm our financial condition if we are unable to recover the cost from our customers. Conversely, an excess supply of materials by manufacturers could result in lower selling prices and the risk of eroded margins due to the passing on of the lower prices to our customers.
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
Our future success depends to a significant extent on the continued service of our key administrative, manufacturing, sales and senior management personnel. We do not have employment agreements with most of our executives and do not maintain key person life insurance on any of these executives. We do have an employment agreement with Thomas G. Brooker, who has served as our President and Chief Executive Officer since May 4, 2006. In addition, on April 24, 2006, we entered into a letter agreement with Mr. Albert pursuant to which Mr. Albert became our Executive Chairman commencing on May 4, 2006 until December 31, 2006 and our Chairman thereafter. The loss of the services of one or more of our key employees could significantly delay or prevent the achievement of our business objectives and could harm our business. While we have entered into executive severance agreements with certain of our key employees, there can be no assurance that the severance agreements will provide adequate incentives to retain these employees. Our future success also depends on our continuing ability to attract, retain and motivate highly skilled employees for key positions. There is competition for qualified employees. We may not be able to retain our key employees or attract, assimilate or retain other highly qualified employees in the future.
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
We are involved in patent infringement litigation with Ricoh Corporation in which Ricoh is seeking injunctive relief, damages, attorneys’ fees, treble damages as a result of alleged willful patent and trademark infringement and statutory damages against us and Katun Corporation, as co-defendants. If a judgment requires us to pay damages to Ricoh and Katun is not able to fulfill its related indemnification obligations, then our business, financial condition and results of operations could be materially and adversely affected.
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
The financial viability of Katun Corporation is important to our business because we may depend on indemnification from Katun in connection with our patent infringement litigation with Ricoh Corporation and because Katun is required to pay us future royalty payments in connection with our sale of toner and developer formulations to them. If Katun were not able to fulfill its obligations to us, our business, financial condition and results of operations could be materially and adversely affected.
We are involved in patent infringement litigation with Ricoh Corporation in which Ricoh is seeking injunctive relief, damages, attorneys’ fees, treble damages as a result of alleged willful patent and trademark infringement and statutory damages against us and Katun Corporation, as co-defendants. While we are unable to express an opinion as to the probable outcome of this litigation, an adverse judgment may require us to pay substantial damages to Ricoh. We believe we are entitled to indemnification from Katun Corporation for monies owed as a result of any judgment rendered against us in this litigation, including for damages, costs, Ricoh’s attorney’s fees and interest, as well as for monies paid to Ricoh in settlement of the Ricoh litigation, provided that Katun has consented to the settlement. In addition, in 2006 we sold specified toner and developer formulations to Katun for future royalty payments from Katun as part of the liquidation of our toner business. If a judgment requires us to pay damages to Ricoh and Katun is not able to fulfill its related indemnification obligations, or if Katun is unable to fulfill its royalty payment obligations to us in connection with the sale of our toner business, then our business, financial condition and results of operations could be materially and adversely affected.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information about purchase by us during the quarter ended March 30, 2007 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

				Maximum Number (or
			Total Number of	Approximate Dollar
			Shares Purchased	Value) of Shares (or
			as Part of Publicly	Units) that May Yet Be
	Total Number of	Average Price Paid	Announced Plans	Purchased Under the
Period	Shares Purchased (1)	per Share (2)	or Programs (3)	Plans or Programs
January 1 through February 2	—	$—	—	484,571
February 3 through March 2	—	$—	—	484,571
March 3 through March 30	100,000	$8.00	100,000	384,571

Total	100,000		100,000

(1)	We repurchased an aggregate of 100,000 shares of our common stock pursuant to the repurchase program that we publicly announced on November 6, 2006 (the “Program”).

(2)	Exclusive of fees and costs.

(3)	Our Board of Directors approved the repurchase by us of up to an aggregate of 500,000 shares of our common stock pursuant to the Program.

ITEM 6. EXHIBITS

4.1	First Amendment to Amended and Restated Credit Agreement, dated as of January 12, 2007, among Nashua Corporation, LaSalle Bank National Association and the lenders party thereto. Incorporated by reference to our current report on Form 8-K dated January 12, 2007 and field January 18, 2007

10.1	2007 Management Incentive Plan. Incorporated by reference to our current report on Form 8-K dated March 14, 2007 and filed March 20, 2007.

31.1*	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 3, 2006.

31.2*	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 3, 2006.

32.1*	Certificate of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 3, 2006.

32.2*	Certificate of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 3, 2006.

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NASHUA CORPORATION (Registrant)

Date: May 4, 2007	By:	/s/ John L. Patenaude

John L. Patenaude Vice President-Finance and Chief Financial Officer (principal financial and duly authorized officer)