Form 10-Q
period 2007-06-29
NASHUA CORP
filed 2007-08-03
CIK 69680

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2007
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes: ☐            No: ☑
     The number of shares outstanding of each of the registrant’s classes of common stock, as of July 30, 2007:

Class	Number of Shares

Common Stock, $1.00 par value	5,482,236

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
NASHUA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 29, 2007	December 31,
	(Unaudited)	2006
	(In thousands)
ASSETS:
Current assets:
Cash and cash equivalents	$9,947	$289
Accounts receivable	29,900	29,568
Inventories:
Raw materials	9,241	11,919
Work in process	2,595	2,625
Finished goods	9,679	9,220

	21,515	23,764
Other current assets	2,610	2,670

Total current assets	63,972	56,291

Plant and equipment	70,798	70,410
Accumulated depreciation	(46,157)	(44,011)

	24,641	26,399

Goodwill	31,516	31,516
Intangibles, net of amortization	419	606
Loans to related parties	1,071	1,071
Other assets	11,973	11,732

Total assets	$133,592	$127,615

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$13,881	$16,620
Tender offer obligation	7,887	—
Accrued expenses	10,356	8,639
Current maturities of long-term debt	—	—
Current maturities of notes payable to related parties	83	83

Total current liabilities	32,207	25,342

Long-term debt	12,800	4,750
Notes payable to related parties	243	285
Other long-term liabilities	25,400	28,211

Total long-term liabilities	38,443	33,246

Commitments and contingencies (see Note 8) Shareholders’ equity:
Common stock, par value $1.00; authorized 20,000,000 shares; issued and outstanding 5,482,236 shares in 2007 and 6,344,178 shares in 2006	5,482	6,344
Additional paid-in capital	14,401	15,998
Retained earnings	57,732	61,358
Accumulated other comprehensive loss:
Minimum pension liability adjustment, net of tax	(14,673)	(14,673)

Total shareholders’ equity	62,942	69,027

Total liabilities and shareholders’ equity	$133,592	$127,615

See accompanying notes.

NASHUA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2007	2006	2007	2006
		(In thousands, except per share data)
Net sales	$67,688	$65,458	$132,857	$130,269
Cost of products sold	55,390	56,000	109,110	111,023

Gross margin	12,298	9,458	23,747	19,246
Selling, distribution and administrative expenses	10,258	10,740	20,438	21,316
Research and development expense	171	193	445	394
Loss from equity investments	69	105	140	119
Interest expense, net	36	294	148	601
Other income	(331)	(296)	(615)	(658)

Income (loss) from continuing operations before income taxes (benefit)	2,095	(1,578)	3,191	(2,526)
Provision (benefit) for income taxes	843	(596)	1,302	(981)

Income (loss) from continuing operations	1,252	(982)	1,889	(1,545)
Income from discontinued operations, net of taxes	—	—	289	1,004

Net income (loss)	$1,252	$(982)	$2,178	$(541)

Basic earnings per share:
Income (loss) per common share from continuing operations	$0.21	$(0.16)	$0.31	$(0.25)
Income per common share from discontinued operations	—	—	0.05	0.16

Net income (loss) per common share	$0.21	$(0.16)	$0.36	$(0.09)

Average common shares	6,069	6,126	6,105	6,124

Diluted earnings per share:
Income (loss) per common share from continuing operations assuming dilution	$0.20	$(0.16)	$0.30	$(0.25)
Income per common share from discontinued operations assuming dilution	—	—	0.05	0.16

Net income (loss) per common share assuming dilution	$0.20	$(0.16)	$0.35	$(0.09)

Dilutive effect of stock options	70	—	66	—

Average common and potential common shares	6,139	6,126	6,171	6,124

See accompanying notes.

NASHUA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 29,	June 30,
	2007	2006
	(In thousands)

Cash flows from operating activities:
Net income (loss)	$2,178	$(541)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	2,368	3,944
Stock based compensation	91	100
Excess tax benefit from exercised stock based	(117)	(6)
(Gain)/loss on sale/disposal of fixed assets	29	(1,310)
Equity in loss from unconsolidated joint ventures	140	119
Contribution to pension plan	(3,346)	—
Net gain on curtailment of pension and post retirement benefits	—	(359)
Change in operating assets and liabilities	1,421	2,685

Cash provided by operating activities	2,764	4,632

Cash flows from investing activities:
Investment in plant and equipment	(503)	(1,676)
Proceeds from sale of fixed assets	2	2,791
Investment in unconsolidated joint venture	(146)	(376)

Cash (used in) provided by investing activities	(647)	739

Cash flows from financing activities:
Net repayments on revolving portion of long-term debt	(1,950)	(2,650)
Repayment on refinancing of long-term debt	—	(25,950)
Proceeds from refinancing	10,000	23,350
Repayment of notes payable to related parties	(42)	(292)
Proceeds from shares exercised under stock option plans	453	27
Excess tax benefit from exercised stock based compensation	117	6
Repurchase of common stock	(803)	—
Tender offer transaction costs	(234)	—

Cash provided by (used in) financing activities	7,541	(5,509)

Increase (decrease) in cash and cash equivalents	9,658	(138)
Cash and cash equivalents at beginning of period	289	653

Cash and cash equivalents at end of period	$9,947	$515

Supplemental disclosures of cash flow information:
Interest paid (net of amount capitalized)	$69	$878

Income taxes paid, net	$865	$173

Non-cash transactions:
Tender offer obligation	$7,887	$—

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
Note 2: Acquired Intangible Assets
Details of acquired intangible assets are as follows:

	As of June 29, 2007
			Weighted
	Gross		Average
	Carrying	Accumulated	Amortization
(In thousands)	Amount	Amortization	Period
Trademarks and tradenames	$542	$408	9 years
Customer relationships and lists	1,340	1,110	11 years
Customer contracts	620	565	4 years

	$2,502	$2,083

Amortization Expense:
For the six months ended June 29, 2007		$136
Estimated for the year ending December 31, 2007		$224
Estimated for the year ending December 31, 2008		$71
Estimated for the year ending December 31, 2009		$47
Estimated for the year ending December 31, 2010		$39
Estimated for the year ending December 31, 2011		$34
Estimated for the year ending December 31, 2012		$31
Estimated for the year ending December 31, 2013 and thereafter		$109
Customer relationships and lists decreased for the six months ended June 29, 2007 due to the removal of a contingent liability related to the Dietzgen asset acquisition made during 2002. The contingent liability was determined to not be required as of June 29, 2007 and $.1 million was adjusted to reduce other long-term liabilities and intangibles, net of amortization on the Consolidated Balance Sheets.
Note 3: Indebtedness
On May 23, 2007, we entered into a Second Amended and Restated Credit Agreement with LaSalle Bank National Association and the lenders party thereto (the “Restated Credit Agreement”) to amend and restate in its entirety our Amended and Restated Credit Agreement, dated March 30, 2006, as amended (the “Original Credit Agreement”). The Restated Credit Agreement extends the term of the credit facility under the Original Credit Agreement to March 30, 2012 (unless earlier terminated in accordance with its terms) and provides for a revolving credit facility of $28 million, including a $5 million sublimit for the issuance of letters of credit and a $2,841,425 secured letter of credit that will continue to support Industrial Development Revenue Bonds issued by the Industrial Development Board of the City of Jefferson City, Tennessee. In addition, the Restated Credit Agreement establishes a term loan of $10 million. The term loan is payable in quarterly installments of $625,000 beginning June 30, 2008. The revolving credit facility is subject to reduction upon the occurrence of a mandatory prepayment event (as defined in the Restated Credit Agreement). We are obligated to make prepayments of the term loan periodically and upon the occurrence of certain specified events. The Restated Credit Agreement also adjusted our requirement to maintain fixed charge coverage ratio to be less than 1.50 to 1.00. All other terms of the Original Agreement remain substantially the same.

The interest rate on loans outstanding under the Restated Credit Agreement is based on the total debt to adjusted EBITDA ratio and is, at our option, either (1) a range from zero to .25 percent over the base rate (prime) or (2) a range from 1.25 percent to 2 percent over LIBOR. We are also subject to a non-use fee for any unutilized portion of the revolving credit facility under the Restated Credit Agreement, which ranges from .25 percent to .375 percent, based on our total debt to EBITDA ratio.
For the six months ended June 29, 2007 and June 30, 2006, the weighted average annual interest rate on our long-term debt was 6.4 percent and 7.0 percent, respectively. We had $24.8 million of available borrowing capacity at June 29, 2007 under our revolving loan commitment. We had $3.2 million of obligations under standby letters of credit with the banks which are included in our bank debt when calculating our borrowing capacity.
Furthermore, without prior consent of our lenders, the Restated Credit Agreement limits, among other things, annual capital expenditures to $8.0 million, the incurrence of additional debt and restricts the sale of certain assets and merger or acquisition activities. We may use cash for dividends or the repurchase of shares to the extent that the availability under the line of credit exceeds $3.0 million. We were in compliance with the financial covenants and our compliance at June 29, 2007 under the Restated Credit Agreement is as follows:

June 29, 2007
Covenant	Requirement	Compliance
• Maintain a fixed charged coverage ratio	Not less than 1.5 to 1.0	5.3 to 1.0
• Maintain a funded debt to adjusted EBITDA ratio	Less than 2.75 to 1.0	1.3 to 1.0
Pursuant to our Restated Credit Agreement at June 29, 2007, our minimum payment obligations relating to long-term debt are as follows:

	2008	2009	2010	2011	2012	2024	Total
	(In thousands)
Term portion of long-term debt	$1,875	$2,500	$2,500	$2,500	$625	$—	$10,000
Industrial revenue bond	—	—	—	—	—	2,800	2,800

	$1,875	$2,500	$2,500	$2,500	$625	$2,800	$12,800

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
This derivative does not qualify for hedge accounting, therefore changes in fair value of the hedge instrument is recognized in earnings. Interest expense was decreased for the mark-to-market adjustment of the derivative for the quarter ended June 29, 2007 and for the six months ended June 29, 2007 by $.2 million and $.1 million, respectively. The fair market value of the derivatives resulted in an asset of $.2 million at June 29, 2007, which was determined based on current interest rates and expected trends.
Note 4: Pension and Postretirement Benefits
Net periodic pension and postretirement benefit costs for the quarters ended June 29, 2007 and June 30, 2006 from continuing and discontinued operations for the plans include the following components:

	Pension Benefits for three		Postretirement Benefits
	months ended		for three months ended
	June 29,	June 30,	June 29,	June 30,
	2007	2006	2007	2006
	(In thousands)
Components of net periodic (income) cost
Service cost	$131	$197	$—	$14
Interest cost	1,440	1,369	11	28
Expected return on plan assets	(1,615)	(1,484)	—	—
Amortization of prior service cost	1	48	(17)	(13)
Recognized net actuarial (gain)/loss	430	653	(19)	(25)

Net periodic (income) cost	$387	$783	$(25)	$4

	Pension Benefits for six		Postretirement Benefits
	months ended		for six months ended
	June 29,	June 30,	June 29,	June 30,
	2007	2006	2007	2006
	(In thousands)
Components of net periodic (income) cost
Service cost	$262	$538	$—	$28
Interest cost	2,880	2,738	22	56
Expected return on plan assets	(3,230)	(2,967)	—	—
Amortization of prior service cost	2	96	(34)	(26)
Recognized net actuarial (gain)/loss	860	1,264	(38)	(50)
Net gain on curtailment	—	—	—	(359)

Net periodic (income) cost	$774	$1,669	$(50)	$(351)

During the first quarter of 2006, in connection with our exit of the toner and developer business which is included in discontinued operations, we recognized a gain of $.4 million related to the curtailment of postretirement benefits.
During the first six months of 2007, we made a cash contribution of $3.3 million into our pension plans. We expect to make a total cash contribution of $5.3 million into our pension plans in 2007.
Note 5: Discontinued Operations
Discontinued operations for the first six months of 2007 include the reimbursement of our legal cost paid related to the Cerion litigation which was concluded in the quarter ended March 30, 2007. Discontinued operations for the second quarter of 2006 and the first six months of 2006 include the results of our toner and developer business and the liquidation of an inactive foreign subsidiary. Discontinued operations for the quarter and first six months ended June 29, 2007 and the six months ended June 30, 2006 are as follows:

	For the		For the
	three months ended		six months ended
	June 29,	June 30,	June 29,	June 30,
(In thousands)	2007	2006	2007	2006
Toner and developer:
Income (loss), net of taxes	$—	$(114)	$—	$231
Gain on disposal, net of taxes	—	114	—	421

Toner and developer discontinued operations, net of taxes	—	—	—	652

Gain from reimbursement of insurance deductible, net of tax	—	—	289	—
Gain from liquidation on foreign subsidiary, net of taxes	—	—	—	352

Income from discontinued operations, net of taxes	$—	$—	$289	$1,004

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
Income from the reimbursement of legal fees related to the Cerion litigation for the first six months of 2007 and the results of our toner and developer business and the liquidation of an inactive foreign subsidiary for the second quarter and first six months of 2006 are summarized as follows:

	For the		For the
	three months ended		six months ended
	June 29,	June 30,	June 29,	June 30,
	2007	2006	2007	2006
	(In thousands)
Net sales	$—	$438	$—	$7,459
Income (loss) before income taxes	$—	$(58)	$500	$1,624
Income taxes (benefit)	—	(58)	211	620

Income from discontinued operations	$—	$—	$289	$1,004

Note 6: Segment and Related Information
Beginning in the first quarter of 2007, and related to changes in the management of our business and changes to our sales force, our chief operating decision maker for both segments is now our Chief Executive Officer. Our Chief Executive Officer utilizes financial reports that include net sales, cost of sales and gross margin by operating segment. We, in turn, measure profit or loss for reportable segments as gross margin, and we no longer report profit or loss for reportable segments as income before income taxes. Selling, general, administrative and research and development expenses are managed and reported on a consolidated basis.
The following table presents information about our reportable segments.

	Net Sales		Gross Margin
	Three months Ended		Three months Ended
	June 29,	June 30,	June 29,	June 30,
	2007	2006	2007	2006
		(In thousands)
Label Products	$28,448	$26,700	$5,273	$3,822
Specialty Paper Products	40,030	39,667	6,826	5,513
All other	1,097	827	199	123
Reconciling items:
Eliminations	(1,887)	(1,736)	—	—

Consolidated	$67,688	$65,458	$12,298	$9,458

	Net Sales		Gross Margin
	Six months Ended		Six months Ended
	June 29,	June 30,	June 29,	June 30,
	2007	2006	2007	2006
		(In thousands)
Label Products	$56,667	$52,982	$10,326	$7,185
Specialty Paper Products	78,067	78,954	13,150	11,795
All other	2,005	1,488	309	266
Reconciling items:
Eliminations	(3,882)	(3,155)	(38)	—

Consolidated	$132,857	$130,269	$23,747	$19,246

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
In accordance with FIN 48, we have analyzed filing positions in all of the federal, state and other jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions. The periods subject to examination for all federal, state and other jurisdictions are the 2003 through 2005 tax years. The adoption of FIN 48 did not result in an adjustment to retained earnings at January 1, 2007. As of December 31, 2006 and June 29, 2007, we do not have any accruals for uncertain tax positions.
Our policy for recording interest and penalties associated with tax audits is to record such items as a component of income or loss before income taxes. When applicable, interest is recorded as interest expense, net and penalties are recorded in other income (loss). For the second quarter of 2007, we had no interest or penalties related to tax audits.
Note 8: Tender Offer
On May 29, 2007, we commenced a tender offer in which we sought to acquire up to 1,900,000 shares of our common stock at a price of $10.50 per share. The tender offer expired on June 28, 2007 at which time 751,150 shares were tendered at a price of $10.50 per share.
As of June 29, 2007, the obligation to settle the tender offer of $7.9 million was recorded as a liability in accordance with Statement of Financial Accounting Standard No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity and a reduction to shareholders’ equity, reducing our common stock, additional paid in capital and retained earnings by $.8 million, $2.0 million and $5.1 million, respectively. Transaction fees of $.2 million were paid during the second quarter of 2007 and recorded as a reduction to retained earnings. The transaction fees include the dealer manager, information agent, depositary, legal and other fees.
Note 9: Stock-Based Compensation
On May 4, 2007, our shareholders adopted the 2007 Value Creation Incentive Plan pursuant to which restricted stock awards may be granted to certain key executives. The restricted stock will vest only upon achievement of certain target average closing prices of our common stock over the 40-consecutive trading day period which ends on the third anniversary of the date of grant, such that 33 percent of such shares shall vest if the 40-day average closing price of at least $11.00 but less than $12.00 is achieved, 66 percent of such shares shall vest if the 40-day average closing price of at least $12.00 but less than $13.00 is achieved, and 100 percent of such shares shall vest if the 40-day average closing price of $13.00 or greater is achieved. The restricted shares vest upon a change of control if the share price at the date of the change of control is equal to or greater than $11.00. Shares of the restricted stock are forfeited if the specified closing prices of our common stock are not met. All of the 160,000 shares authorized for the 2007 Value Creation Incentive Plan are available to be awarded as of June 29, 2007.

In addition to our 2007 Value Creation Incentive Plan, at June 29, 2007, we had three stock compensation plans, which are described in Note 8 to the consolidated financial statements and related footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2006.
Note 10: Contingencies
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
On October 14, 2003, Ricoh Company, Ltd., Ricoh Corporation and Ricoh Electronics, Inc., collectively referred to as Ricoh, filed a First Amended Complaint for Patent Infringement, Trademark Infringement, and Unfair Competition joining us as a co-defendant in an action pending in the United States District Court for the District of New Jersey, Civil Action No. 03-CV-2612 (WHW). The case was originally filed against two other defendants in May 2003. The First Amended Complaint accuses us of willful patent infringement, trademark infringement, trademark counterfeiting, false advertising, false designation of origin, and unfair competition by virtue of our manufacture and sale of toner bottles for use in Ricoh photocopiers. Ricoh seeks injunctive relief, damages, attorneys’ fees, treble damages as a result of the alleged willful patent and trademark infringement, and statutory damages. On December 8, 2003, we filed an Answer and Counterclaims denying Ricoh’s allegations, asserting affirmative defenses, and seeking declarations that Ricoh’s patents are invalid and not infringed, and that certain of the patents are also unenforceable.
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
On May 3, 2007, the Court issued an opinion and order resolving various aspects of the parties’ summary judgment motions. In particular, the Court held that Ricoh’s ‘963 patent was not invalid for indefiniteness; that Ricoh’s ‘963 patent was not invalid as anticipated by certain prior art references asserted by the defendants; and that the defendants could challenge the validity of the ‘963 patent on other grounds.
On July 24, 2007, the Court issued an opinion and order resolving the parties’ remaining summary judgment motions. The Court granted in part and denied in part the defendants’ Motion for Summary Judgment of Noninfringement, finding that the accused toner bottles do not infringe Ricoh’s ‘662 patent, but that there were triable issues of fact with regard to whether the defendants have infringed U.S. Patent No. 6,289,195. The Court denied the defendants’ Motion for Summary Judgment of Invalidity of the ‘662 patent on two grounds, written description and anticipation, and granted Ricoh’s cross motion of no anticipation with regard to one particular prior art reference asserted by the defendants. The Court also granted Ricoh’s motion for summary judgment of enforceability of the ‘963 patent and on the defendants’ equitable defenses.
The parties have completed expert discovery on Ricoh’s patent claims. Discovery on damages and willfulness issues has been bifurcated and will be addressed following completion of the liability phase of the litigation. Fact discovery on one of the other defendants’ antitrust counterclaims is now ongoing; however, we are not involved in that aspect of the case. A pretrial conference has been scheduled for July 31, 2007, and the Court has indicated that it intends to schedule trial for the fall of 2007. We are unable to express an opinion as to the probable outcome of this litigation.
We believe we are entitled to indemnification from Katun for monies owed as a result of any judgment rendered against us in this litigation, including for damages, costs, Ricoh’s attorney’s fees and interest, as well as for monies paid to Ricoh in settlement of the Ricoh litigation, provided that Katun has consented to the settlement. We and Katun are each responsible for our own attorney’s fees in connection with the litigation. As of June 30, 2007, we have not recorded an accrual related to the Ricoh case.
We are involved in certain environmental matters and have been designated by the Environmental Protection Agency, referred to as the EPA, as a potentially responsible party for certain hazardous waste sites. In addition, we have been notified by certain state environmental agencies that some of our sites not addressed by the EPA require remedial action. These sites are in various stages of investigation and remediation. Due to the unique physical characteristics of each site, the technology employed, the extended timeframes of each remediation, the interpretation of applicable laws and regulations and the financial viability of other potential participants, our ultimate cost of remediation is difficult to estimate. Accordingly, estimates could either increase or decrease in the future due to changes in such factors. At June 29, 2007, based on the facts currently known and our prior experience with these matters, we have concluded that it is probable that site assessment, remediation and monitoring costs will be incurred. We have estimated a range for these costs of $1.1 million to $1.9 million for continuing operations. These estimates could increase if other potentially responsible parties or our insurance carriers are unable or unwilling to bear their allocated share and cannot be compelled to do so. At June 29, 2007, our accrual balances relating to environmental matters were $1.2 million for continuing operations. Based on information currently available, we believe that it is probable that the major potentially responsible parties will fully pay the costs apportioned to them. We believe that our remediation expense is not likely to have a material adverse effect on our consolidated financial position or results of operations.

We are involved in various other lawsuits, claims and inquiries, most of which are routine to the nature of our business. In the opinion of our management, the resolution of these matters will not materially affect our Company.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
Our net sales from continuing operations increased $2.2 million, or 3.4 percent, to $67.7 million for the second quarter of 2007 compared to $65.5 million for the second quarter of 2006. Our gross margin percentage increased to 18.2 percent for the second quarter of 2007 compared to 14.5 percent for the second quarter of 2006. Our selling and distribution and general and administrative expenses decreased $.6 million and our research and development expenses remained unchanged for the second quarter of 2007 compared to the second quarter of 2006. Our income from continuing operations before income taxes was $2.1 million for the second quarter of 2007 compared to a loss from continuing operations before income taxes of $1.6 million for the second quarter of 2006.
During the second quarter and the first six months of 2007, we had the following developments:
•	On May 29, 2007, we commenced a tender offer in which we sought to acquire up to 1,900,000 shares of our common stock at a price of $10.50 per share. The tender offer expired on June 28, 2007 at which time 751,150 shares were tendered at a price of $10.50 per share.

•	We refinanced our credit agreement which now provides a revolving credit facility of $28 million and established a $10 million term loan.

•	We continued to streamline the management of the business as we eliminated the position of President of the Coated business. We recognized $0.2 million of severance in connection with this change.

•	We added 6 representatives to our sales force as we continue to focus on top line growth.

•	The Cerion litigation was favorably concluded. As a result, under the terms of our insurance policy, the insurance company refunded the litigation cost that we had previously incurred in the defense of the matter.
Beginning with the first quarter of 2007, and related to changes in the management of our business and changes in our sales force, our chief operating decision maker for both operating segments is our Chief Executive Officer. For financial decision-making he utilizes financial reports that include net sales, cost of products sold and gross margin by operating segment. Selling, general, administrative and research and development expenses are reported on a consolidated basis.
Results of Operations For the Second Quarter of 2007 Compared to the Second Quarter of 2006

	Second Quarter	Second Quarter	First Six Months	First Six Months
	2007	2006	2007	2006
	(dollars in millions)
Net sales	$67.7	$65.5	$132.9	$130.3
Gross margin %	18.2%	14.5%	17.9%	14.8%
Selling and distribution expenses	$6.2	$5.9	$11.8	$11.9
General and administrative expenses	$4.0	$4.9	$8.6	$9.8
Research and development expenses	$.2	$.2	$.4	$.4
Other income	$(.3)	$(.3)	$(.6)	$(.7)
Interest expense, net	$—	$.3	$.1	$.6
Income (loss) before income taxes from continuing operations	$2.1	$(1.6)	$3.2	$(2.5)
Income (loss) from continuing operations	$1.3	$(1.0)	$1.9	$(1.5)
Income from discontinued operations, net of income taxes	$—	$—	$.3	$1.0
Net income (loss)	$1.3	$(1.0)	$2.2	$(.5)
Depreciation and amortization	$1.1	$1.5	$2.4	$3.1
Investment in plant and equipment	$.2	$1.0	$.5	$1.7
Our net sales from continuing operations increased $2.2 million, or 3.4 percent, to $67.7 million for the second quarter of 2007 compared to $65.5 million for the second quarter of 2006. The increase was primarily due to increased sales in our Specialty Paper Products and Label Products segments. Our net sales increased $2.6 million, or 2.0 percent, to $132.9 million for the first six months of 2007 compared to $130.3 million for the first six months of 2006. The increase was due to increased sales in our Label Products segment partially offset by decreased sales in our Specialty Paper Products segment.
Our gross margin percentage increased to 18.2 percent for the second quarter of 2007 compared to 14.5 percent for the second quarter of 2006. Gross margin increased $2.8 million to $12.3 million for the second quarter of 2007 compared to $9.5 million for the second quarter of 2006 as a result of increased sales volume and improved margin percentages in both our Label Products and Specialty Paper Products segments. Our gross margin increased to 17.9 percent for the first six months of 2007 compared to 14.8 for the first six months of 2006. Gross margin increased $4.5 million to $23.7 million for the first six months of 2007 compared to $19.2 million for the first six months of 2006 as a result of increased sales volume in our Label Products segment and improved margin percentages in both our Label Products and Specialty Paper Products segments.
Distribution expenses increased $.1 million to $3.2 million for the second quarter of 2007 compared to $3.1 million for the second quarter of 2006. Distribution expenses decreased $.2 million to $5.9 million for the first six months of 2007 compared to $6.1 million for the first six months of 2006. The increase for the second quarter of 2007 was primarily the result of increased expenses in our Specialty Paper Products segment. The decrease for the first six months of 2007 was primarily due to decreased expenses in both our Label Products and Specialty Paper Products segments.
Selling expenses increased $.3 million to $3.1 million for the second quarter of 2007 compared to $2.8 million for the second quarter of 2006. Selling expenses increased $.5 million to $6.0 million for the first six months of 2007 compared to $5.5 million for the first six months of 2006. The increase for both the second quarter and first six months of 2007 was primarily due to increased sales related commission and travel expenses. As a percentage of sales, selling expenses increased from 4.2 percent for the first six months of 2006 to 4.5 percent for the first six months of 2007.
General and administrative expenses decreased $.9 million to $4.0 million for the second quarter of 2007 compared to $4.9 million for the second quarter of 2006. The decrease for the second quarter of 2007 was primarily the result of lower salary and employee benefit costs related to the change in the management structure in the third quarter of 2006, lower pension expense in 2007 resulting primarily from the higher discount rate utilized in the computation of our pension obligations and decreased legal and telephone expenses. The decrease was partially offset by management incentive plan expenses and severance related to management restructuring. General and administrative expenses decreased $1.2 million to $8.6 million for the first six months of 2007 compared to $9.8 million for the first six months of 2006. As a percentage of sales, general and administrative expenses decreased from 7.5 percent for the first six months of 2006 to 6.5 percent for the first six months of 2007. The decrease for the first six months of 2007 was primarily due to lower salary and employee benefits costs, lower pension expense, decreased legal, telephone and depreciation and amortization expenses. The decrease was partially offset by management incentive plan expenses, severance related to management restructuring and increased environmental costs.
Research and development expenses remained relatively unchanged at $.2 million for the second quarter of 2007 and $.4 million for the first six months of 2007 when compared to the second quarter and first six months of 2006.
Interest expense decreased $.3 million to $36,000 for the second quarter of 2007 compared to $.3 million for the second quarter of 2006. Interest expense decreased $.5 million to $.1 million for the first six months of 2007 compared to $.6 million for the first six months of 2006. The decrease for the second quarter and the first six months of 2007 was primarily due to reduced debt when compared to the second quarter of 2006, as a result of cash generated from the sale of our Merrimack and Nashua, New Hampshire real estate in the fourth quarter of 2006 and a mark-to-market adjustment on our interest rate derivative.
Other income remained relatively unchanged at $.3 million for the second quarter of 2007 when compared to the second quarter of 2006. Other income decreased $.1 million to $.6 million for the second quarter and first six months of 2007 compared to $.7 million for the first six months of 2006. Other income for the second quarter and the first six months of 2007 both represent the recognition of deferred gain on the sale and leaseback of our Merrimack, New Hampshire facility as well as royalty income generated from the sale of toner formulations. Other income for the second quarter and first six months of 2006 represents income from the rental of warehouse space previously unutilized by us in our Merrimack, New Hampshire facility. Our Merrimack facility was sold in November 2006.
The estimated annual effective income tax rate for continuing operations was 40.2 percent for the second quarter of 2007 and 37.7 percent (benefit) for the second quarter of 2006. The estimated rates were higher than the U.S. statutory rate principally due to the impact of state income taxes.
The estimated annual effective income tax rate for continuing operations was 40.8 percent for the first six months of 2007 and 38.8 percent (benefit) for the first six months of 2006. The estimated rates were higher than the U.S. statutory rate principally due to the impact of state income taxes.

Income from discontinued operations, net of taxes was $.3 million for the first six months of 2007 compared to income from discontinued operations, net of taxes of $1.0 million for the first six months of 2006. The income from discontinued operations for the first six months of 2007 includes the reimbursement of legal fees related to the Cerion litigation which was favorably concluded in the first quarter of 2007. The income from discontinued operations for the first six months of 2006 relates primarily to the operating income of our toner and developer business which ceased business on March 31, 2006, a gain from the sale of toner and developer formulations and certain toner and developer assets and a gain from the liquidation of an inactive foreign subsidiary.
Our net income for the second quarter of 2007 was $1.3 million or $0.21 per share, compared to a loss of $1.0 million or $0.16 per share for the second quarter of 2006. Our net income for the first six months of 2007 was $2.2 million or $0.36 per share, compared to a loss of $.5 million or $0.09 per share for the first six months of 2006.
Results of Operations by Reportable Segment For the Second Quarter of 2007 Compared to the Second Quarter of 2006
Label Products Segment

	Second Quarter	Second Quarter	First Six Months	First Six Months
	2007	2006	2007	2006
	(in millions)
Net sales	$28.4	$26.7	$56.7	$53.0
Gross margin %	18.5%	14.3%	18.2%	13.6%
Depreciation and amortization	$.5	$.5	$1.1	$1.1
Investment in plant and equipment	$.1	$.2	$.1	$.4
Net sales for our Label Products segment increased $1.7 million, or 6.4 percent, to $28.4 million for the second quarter of 2007 compared to $26.7 million for the second quarter of 2006. Increases of $2.5 million in our automatic identification product line, $.2 million in our laser product line, $.3 million in our pharmacy product line and $.2 million in other product lines were partially offset by decreases of $.8 million in our retail shelf product line, $.4 million in our EDP product line and $.3 million in our supermarket scale product line. Net sales increased $3.7 million, or 7.0 percent, to $56.7 million for the first six months of 2007 compared to $53.0 million for the first six months of 2006. Increases of $5.3 million in our automatic identification product line, $.3 million in our laser product line and $.3 million in other product lines more than offset decreases of $1.0 million in our retail shelf product line, $.8 million in our EDP product line and $.4 million in our supermarket scale product line. The increase in our automatic identification product line is the result of increased volume from existing customers. The decrease in our EDP product line is the result of market erosion due to conversions to voice recognition technology.
Gross margin for our Label Products segment increased $1.5 million to $5.3 million for the second quarter of 2007 compared to $3.8 million for the second quarter of 2006. As a percentage of net sales, the gross margin percentage increased from 14.3 percent for the second quarter of 2006 to 18.5 percent for the second quarter of 2007. Gross margin increased $3.1 million to $10.3 for the first six months of 2007 compared to $7.2 million for the first six months of 2006. As a percentage of net sales, the gross margin percentage increased from 13.6 percent for the first six months of 2006 to 18.2 percent for the first six months of 2007. The increases for the second quarter and first six months of 2007 compared to the second quarter and first six months of 2006 were primarily the result of higher sales volume and reduced manufacturing spending in addition to the decrease of pension expense of $.1 million in the second quarter of 2007 and $.2 million in the first six months of 2007, severance expense of $.3 million for the first six months of 2006 and other costs of $.1 million related to our plant consolidation project which included the shutdown of our St. Louis plant in 2006.
Specialty Paper Products Segment

	Second Quarter	Second Quarter	First Six Months	First Six Months
	2007	2006	2007	2006
	(in millions)
Net sales	$40.0	$39.7	$78.1	$79.0
Gross margin %	17.1%	13.9%	16.8%	14.9%
Depreciation and amortization	$.5	$.6	$1.0	$1.3
Investment in plant and equipment	$.2	$.7	$.3	$1.2
Net sales for our Specialty Paper Products segment increased $.3 million, or .8 percent, to $40.0 million for the second quarter of 2007 compared to $39.7 million for the second quarter of 2006. The increase was primarily the result of increases of $1.4 million in our thermal point-of-sale (POS) product line, $.5 million in our thermal film product line and $.5 million in our retail product line. The increases were partially offset by decreases of $.8 million in our ribbon and laser cartridge product line, $.6 million in our financial product line, $.4 million in our IBM core product line, $.2 million in our wide-format product line and $.1 million in miscellaneous other product lines. The increases were primarily the result of new business and increased sales volume to a major customer. The decreases in our financial and ribbon and laser cartridge product lines were primarily due to the loss of business from two major customers. Net sales decreased $.9 million to $78.1 million for the first six months of 2007 compared to $79.0 million for the first six months of 2006. The decrease in net sales from the first six months of 2006 to the first six months of 2007 related to decreases of $1.8 million in our financial product line, $1.8 million in our ribbon and laser cartridge product line, $.8 million in our IBM core product line, $.7 million in our carbonless product line and $.5 million in our heatseal product line. The decreases were partially offset by increases of $2.6 in our thermal point-of-sale (POS) product line, $1.9 million in our thermal film, ticket and tag and facesheet product lines, and $.2 million in miscellaneous other product lines. The decreases were primarily the result of the loss of business from certain customers and our exit from the coated carbonless business in the first quarter of 2006. The increases were primarily the result of increased sales volume to major customers and new business.
Gross margin for our Specialty Paper Products segment increased $1.3 million to $6.8 million for the second quarter of 2007 compared to $5.5 million for the second quarter of 2006. As a percentage of net sales, the gross margin percentage increased from 13.9 percent for the first quarter of 2006 to 17.1 percent for the first quarter of 2007. The increase in gross margin was primarily due to increased volume, reduced manufacturing costs and reduced thermal raw material costs. Gross margin for the second quarter of 2006 was negatively impacted by plant consolidation expenses in our Merrimack, New Hampshire facility of $.5 million. The gross margin increase was partially offset by higher raw material costs and increased overhead costs in our wide-format product line and lower sales volume in our financial product line. Gross margin increased $1.3 million to $13.1 million for the first six months of 2007 compared to $11.8 for the first six months of 2006. As a percentage of net sales, the gross margin percentage increased from 14.9 percent for the first six months of 2006 to 16.8 percent for the first six months of 2007. The increase was mainly attributable to the higher sales volume in our thermal product lines, reduced manufacturing costs and reduced thermal raw material costs as well as the negative impact of manufacturing consolidation costs on 2006 margins and the impact of exiting the coated carbonless business. The increase was partially offset by gross margin decrease in our wide-format product line due to higher raw material costs which were partially offset by customer price increases and increased overhead related to our Cranbury, New Jersey facility.
Discontinued Operations
Discontinued operations for the first six months of 2007 include the reimbursement of our legal fees related to the Cerion litigation which was concluded in the quarter ended March 30, 2007. Discontinued operations for the second quarter of 2006 and the first six months of 2006 include the results of our toner and developer business and the liquidation of an inactive foreign subsidiary. Discontinued operations of the second quarter and first six months ended June 29, 2007 and June 30, 2006 are as follows:

	For the		For the
	three months ended		six months ended
	June 29,	June 30,	June 29,	June 30,
(In thousands)	2007	2006	2007	2006
Toner and developer:
Income (loss), net of taxes	$—	$(114)	$—	$231
Gain on disposal, net of taxes	—	114	—	421

Toner and developer discontinued operations, net of taxes	—	—	—	652
Gain from reimbursement of insurance deductible, net of tax	—	—	289	—
Gain from liquidation on foreign subsidiary, net of taxes	—	—	—	352

Income from discontinued operations, net of taxes	$—	$—	$289	$1,004

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
Our exit of the toner and developer business was the result, in part, of our strategy to exit non-strategic businesses. The decision was also based on our assessment of risk related to new technologies in color and chemical toners where we have limited skill sets, increased cost of litigation and increases in operating costs. Results of the toner and developer business are reported as discontinued operations for all periods presented.
Income from the reimbursement of legal fees related to the Cerion litigation for the first six months of 2007 and the results of our toner and developer business and the liquidation of an inactive foreign subsidiary for the first quarter of 2006 are summarized as follows:

	For the		For the
	three months ended		six months ended
	June 29,	June 30,	June 29,	June 30,
(In thousands)	2007	2006	2007	2006
Net sales	$—	$438	$—	$7,459

Income (loss) before income taxes	$—	$(58)	$500	$1,624
Income taxes (benefit)	—	(58)	211	620

Income from discontinued operations	$—	$—	$289	$1,004

Liquidity, Capital Resources and Financial Condition
Cash and cash equivalents increased $9.6 million during the first six months of 2007 to $9.9 million primarily due to cash generated from our second amended and restated credit agreement as described below. Cash provided by operations of $2.7 million and cash provided by financing activities of $7.5 million offset cash used in investing activities of $.6 million. Our cash flows from continuing and discontinued operations are combined in our consolidated statement of cash flows.
Cash flow provided by operations of $2.7 million for the first six months of 2007 resulted primarily from our net income of $2.2 million adjusted by $2.4 million of depreciation and amortization and changes in operating assets and liabilities of $1.4 million offset by $3.3 million of contributions to our pension plans. The changes in operating assets and liabilities resulted primarily from a $2.2 million decrease in inventory, a $1.7 million increase in accrued expenses and a $.7 million increase in other long-term liabilities offset by a $2.7 million decrease in accounts payable, a $.3 million increase in accounts receivable and $.2 million increase in other assets. The decrease in inventory and accounts payable were primarily the result of decreases in our Specialty Paper Products segment. The increase in accrued expenses was due to the timing of payments for medical benefits and the increase in other long-term liabilities was due to our monthly pension accrual.
Cash used in investing activities of $.6 million related to $.5 million used for investments in fixed assets and $.1 million used for investment in an unconsolidated joint venture.
Cash provided by financing activities of $7.5 million includes $10.0 million proceeds from our second amended and restated credit agreement and $.5 million proceeds from shares exercised under stock option plans offset by $2.0 million repayment of the revolving portion of our long-term debt, $.8 million related to our repurchase of shares of our common stock as part of the repurchase program we publicly announced on November 6, 2006 and $.2 million in payments made for expenses related to our tender offer.
On May 23, 2007, we entered into a Second Amended and Restated Credit Agreement with LaSalle Bank National Association and the lenders party thereto (the “Restated Credit Agreement”) to amend and restate in its entirety our Amended and Restated Credit Agreement, dated March 30, 2006, as amended (the “Original Credit Agreement”). The Restated Credit Agreement extends the term of the credit facility under the Original Credit Agreement to March 30, 2012 (unless earlier terminated in accordance with its terms) and provides for a revolving credit facility of $28 million, including a $5 million sublimit for the issuance of letters of credit and a $2,841,425 secured letter of credit that will continue to support Industrial Development Revenue Bonds issued by the Industrial Development Board of the City of Jefferson City, Tennessee. In addition, the Restated Credit Agreement establishes a term loan of $10 million. The term loan is payable in quarterly installments of $625,000 beginning June 30, 2008. The revolving credit facility is subject to reduction upon the occurrence of a mandatory prepayment event (as defined in the Restated Credit Agreement). We are obligated to make prepayments of the term loan periodically and upon the occurrence of certain specified events. The Restated Credit Agreement also adjusted our requirement to maintain fixed charge coverage ratio to be less than 1.50 to 1.00. All other terms of the Original Agreement remain substantially the same.
The interest rate on loans outstanding under the Restated Credit Agreement is based on the total debt to adjusted EBITDA ratio and is, at our option, either (1) a range from zero to .25 percent over the base rate (prime) or (2) a range from 1.25 percent to 2 percent over LIBOR. We are also subject to a non-use fee for any unutilized portion of the revolving credit facility under the Restated Credit Agreement, which ranges from .25 percent to .375 percent, based on our total debt to EBITDA ratio.
For the six months ended June 29, 2007 and June 30, 2006, the weighted average annual interest rate on our long-term debt was 6.4 percent and 7.0 percent, respectively. We had $24.8 million of available borrowing capacity at June 29, 2007 under our revolving loan commitment. We had $3.2 million of obligations under standby letters of credit with the banks which are included in our bank debt when calculating our borrowing capacity.
Furthermore, without prior consent of our lenders, the Restated Credit Agreement limits, among other things, annual capital expenditures to $8.0 million, the incurrence of additional debt and restricts the sale of certain assets and merger or acquisition activities. We may use cash for dividends or the repurchase of shares to the extent that the availability under the line of credit exceeds $3.0 million.
We were in compliance with the financial covenants and our compliance at June 29, 2007 under the Restated Credit Agreement is as follows:

June 29, 2007
Covenant	Requirement	Compliance
• Maintain a fixed charged coverage ratio	Not less than 1.5 to 1.0	5.3 to 1.0
• Maintain a funded debt to adjusted EBITDA ratio	Less than 2.75 to 1.0	1.3 to 1.0
Pursuant to our Restated Credit Agreement at June 29, 2007, our minimum payment obligations relating to long-term debt are as follows:

	2008	2009	2010	2011	2012	2024	Total
	(In thousands)
Term portion of long-term debt	$1,875	$2,500	$2,500	$2,500	$625	$—	$10,000
Industrial revenue bond	—	—	—	—	—	2,800	2,800

	$1,875	$2,500	$2,500	$2,500	$625	$2,800	$12,800

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
This derivative does not qualify for hedge accounting, therefore changes in fair value of the hedge instrument is recognized in earnings. Interest expense was decreased for the mark-to-market adjustment of the derivative for the quarter ended June 29, 2007 and for the six months ended June 29, 2007 by $.2 million and $.1 million, respectively. The fair market value of the derivatives resulted in an asset of $.2 million at June 29, 2007, which was determined based on current interest rates and expected trends.
As of June 29, 2007, we had an obligation to settle our tender offer in the amount of $7.9 million. On July 6, 2007, we settled this obligation and paid $7.9 million for the 751,150 tendered shares.
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
ITEM 4. CONTROLS AND PROCEDURES
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 29, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commissions’ rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 29, 2007, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 29, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
On May 3, 2007, the Court issued an opinion and order resolving various aspects of the parties’ summary judgment motions. In particular, the Court held that Ricoh’s ‘963 patent was not invalid for indefiniteness; that Ricoh’s ‘963 patent was not invalid as anticipated by certain prior art references asserted by the defendants; and that the defendants could challenge the validity of the ‘963 patent on other grounds.
On July 24, 2007, the Court issued an opinion and order resolving the parties’ remaining summary judgment motions. The Court granted in part and denied in part the defendants’ Motion for Summary Judgment of Noninfringement, finding that the accused toner bottles do not infringe Ricoh’s ‘662 patent, but that that there were triable issues of fact with regard to whether the defendants have infringed U.S. Patent No. 6,289,195. The Court denied the defendants’ Motion for Summary Judgment of Invalidity of the ‘662 patent on two grounds, written description and anticipation, and granted Ricoh’s cross motion of no anticipation with regard to one particular prior art reference asserted by the defendants. The Court also granted Ricoh’s motion for summary judgment of enforceability of the ‘963 patent and on the defendants’ equitable defenses.
The parties have completed expert discovery on Ricoh’s patent claims. Discovery on damages and willfulness issues has been bifurcated and will be addressed following completion of the liability phase of the litigation. Fact discovery on one of the other defendants’ antitrust counterclaims is now ongoing; however, we are not involved in that aspect of the case. A pretrial conference has been scheduled for July 31, 2007, and the Court has indicated that it intends to schedule trial for the fall of 2007. We are unable to express an opinion as to the probable outcome of this litigation.
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
We are involved in certain environmental matters and have been designated by the Environmental Protection Agency, referred to as the EPA, as a potentially responsible party for certain hazardous waste sites. In addition, we have been notified by certain state environmental agencies that some of our sites not addressed by the EPA require remedial action. These sites are in various stages of investigation and remediation. Due to the unique physical characteristics of each site, the technology employed, the extended timeframes of each remediation, the interpretation of applicable laws and regulations and the financial viability of other potential participants, our ultimate cost of remediation is difficult to estimate. Accordingly, estimates could either increase or decrease in the future due to changes in such factors. At June 29, 2007, based on the facts currently known and our prior experience with these matters, we have concluded that it is probable that site assessment, remediation and monitoring costs will be incurred. We have estimated a range for these costs of $1.1 million to $1.9 million for continuing operations. These estimates could increase if other potentially responsible parties or our insurance carriers are unable or unwilling to bear their allocated share and cannot be compelled to do so. At June 29, 2007, our accrual balances relating to environmental matters were $1.2 million for continuing operations. Based on information currently available, we believe that it is probable that the major potentially responsible parties will fully pay the costs apportioned to them. We believe that our remediation expense is not likely to have a material adverse effect on our consolidated financial position or results of operations.
ITEM 1A. RISK FACTORS
The following important factors, among others, could cause our actual operating results to differ materially from those indicated or suggested by forward-looking statements made in this Form 10-Q or presented elsewhere by management from time to time.
We face significant competition.
The markets for our products are highly competitive, and our ability to effectively compete in those markets is critical to our future success. Our future performance and market position depend on a number of factors, including our ability to react to competitive pricing pressures, our ability to hire qualified sales personnel, our ability to maintain or lower our manufacturing costs, our ability to introduce new value-added products and services to the market and our ability to react to the commoditization of products. Our performance could also be impacted by external factors, such as:
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
Funding for the defined benefit pension plans we sponsor is determined based upon the funded status of the plans and a number of actuarial assumptions, including an expected long-term rate of return on plan assets and the discount rate utilized to compute pension liabilities. The benefits under the defined benefit pension plans are frozen. The defined benefit plans were underfunded as of December 31, 2006 by approximately $22.6 million after utilizing the actuarial methods and assumptions for purposes of Financial Accounting Standards (FAS) No. 87, “Employers’ Accounting for Pensions” and FAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of FAS Nos. 87, 86, 106 and 132(R)”. We contributed $1.8 million in 2006, contributed $3.3 million in the first six months of 2007, and expect to contribute a total of $5.3 million in 2007. In the event that actual results differ from the actuarial assumptions, the funded status of our defined benefit plans may change and any such resulting deficiency could result in additional charges to equity and against earnings and increase our required cash contributions.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information about purchases by us during the quarter ended June 29, 2007 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

				Maximum Number (or
			Total Number of	Approximate Dollar
			Shares Purchased	Value) of Shares (or
			as Part of Publicly	Units) that May Yet Be
	Total Number of	Average Price Paid	Announced Plans	Purchased Under the
Period	Shares Purchased (1)	per Share (2)	or Programs (3)	Plans or Programs
January 1 through February 2	—	$—	—	484,571
February 3 through March 2	—	$—	—	484,571
March 3 through March 30	100,000	$8.00	100,000	384,571
March 31 through May 4	—	$—	—	384,571
May 5 through June 1	—	$—	—	384,571
June 2 through June 29	—	$—	—	384,571

Total	100,000		100,000

(1)	We repurchased an aggregate of 100,000 shares of our common stock pursuant to the repurchase program that we publicly announced on November 6, 2006 (the “Program”).

(2)	Exclusive of fees and costs.

(3)	Our Board of Directors approved the repurchase by us of up to an aggregate of 500,000 shares of our common stock pursuant to the Program.
On May 29, 2007, we commenced a tender offer in which we sought to acquire up to 1,900,000 shares of our common stock at a price of $10.50 per share. The tender offer expired on June 28, 2007, at which time we accepted the tender of 751,150 shares at a price of $10.50 per share. The shares were purchased by us on July 6, 2007.

ITEM 4. SUBMISSION OF OTHER MATTERS TO A VOTE OF SECURITY HOLDERS
(a)	Our 2007 Annual Meeting of Stockholders was held on May 4, 2007.

(b)	At our 2007 Annual Meeting, our stockholders elected Andrew B. Albert, L. Scott Barnard, Thomas G. Brooker, Avrum Gray, Michael T. Leatherman, George R. Mrkonic, Jr. and Mark E. Schwarz to serve as our directors until our next annual meeting of stockholders and until their successors are elected and qualified.

(c)	The matters acted upon at our 2007 Annual Meeting, and the voting tabulation for each matter, are as follows:
Proposal 1: To elect seven directors for a term of one year.

	Number of Votes
Nominees	For	Withheld
Andrew B. Albert	5,874,337	69,673
L. Scott Barnard	5,875,552	68,458
Thomas G. Brooker	5,872,682	71,328
Avrum Gray	5,382,723	561,287
Michael T. Leatherman	5,874,672	69,338
George R. Mrkonic, Jr.	5,873,672	70,338
Mark E. Schwarz	5,872,478	71,532
Each of the above named individuals was elected as a director of our Company.
Proposal 2: To approve the 2007 Value Creation Incentive Plan

Number of Votes
			Broker Non-
For	Against	Abstain	Votes

4,082,135	78,939	20,077	1,762,859
The proposal was approved.
ITEM 5. OTHER INFORMATION
Stockholder Proposals
Any stockholder proposal which is to be included in the proxy materials for the 2008 annual meeting must be received by us on or before November 30, 2007. Such proposals should be directed to Nashua Corporation, 11 Trafalgar Square, Suite 201, Nashua, New Hampshire 03063, Attention: Corporate Secretary.
In addition, our by-laws require that we be given advance notice of stockholder nominations for election to the Board of Directors and of other matters which stockholders wish to present for action at an annual meeting of stockholders, other than matters included in our proxy statement in accordance with SEC Rule 14a-8. The required notice must be in writing and received by our corporate secretary at our principal executive offices not less than 60 days nor more than 90 days prior to the annual meeting of stockholders. However, in the event that less than 70 days’ prior disclosure of the date of the meeting is first given or made (whether by public disclosure or written notice to stockholders), notice by the stockholder to be timely must be received by our corporate secretary at our principal executive offices no later than the close of business on the 10th day following the day on which such disclosure of the date of the meeting was made. The date of our 2008 annual meeting of stockholders has not yet been established, but assuming it is held on May 5, 2008, in order to comply with the time periods set forth in our by-laws, appropriate notice for the 2008 annual meeting would need to be provided to our corporate secretary no earlier than February 5, 2008 and no later than March 6, 2008.

ITEM 6. EXHIBITS
4.1	Second Amended and Restated Credit Agreement, dated as of May 23, 2007, among Nashua Corporation, LaSalle Bank National Association and the lenders party thereto. Incorporated by reference to our current report on Form 8-K dated May 23, 2007 and filed May 29, 2007.

10.1	Separation and General Release Agreement, dated April 19, 2007, between Nashua Corporation and Donna J. DiGiovine. Incorporated by reference to our current report on Form 8-K dated April 19, 2007 and filed on April 24, 2007.

10.2	2007 Value Creation Incentive Plan, incorporated by reference to our definitive proxy statement filed March 27, 2007.

31.1*	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 3, 2007.

31.2*	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 3, 2007.

32.1*	Certificate of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 3, 2007.

32.2*	Certificate of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 3, 2007.

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NASHUA CORPORATION (Registrant)
Date: August 3, 2007	By:	/s/ John L. Patenaude
John L. Patenaude
Vice President-Finance, Chief Financial Officer and Treasurer (principal financial and duly authorized officer)