Form 10-Q
period 2007-09-28
NASHUA CORP
filed 2007-11-02
CIK 69680

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes: ☐                    No: ☑
     The number of shares outstanding of each of the registrant’s classes of common stock, as of October 29, 2007:

Class	Number of Shares
Common Stock, $1.00 par value	5,640,636

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
NASHUA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 28, 2007	December 31,
	(Unaudited)	2006
	(In thousands)
ASSETS:
Current assets:
Cash and cash equivalents	$4,612	$289
Accounts receivable	29,564	29,568
Inventories:
Raw materials	10,495	11,919
Work in process	2,494	2,625
Finished goods	9,509	9,220

	22,498	23,764
Other current assets	2,958	2,670

Total current assets	59,632	56,291

Plant and equipment	70,762	70,410
Accumulated depreciation	(46,804)	(44,011)

	23,958	26,399

Goodwill	31,516	31,516
Intangibles, net of amortization	375	606
Loans to related parties	-	1,071
Other assets	11,443	11,732

Total assets	$126,924	$127,615

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$17,533	$16,620
Accrued expenses	8,612	8,639
Current maturities of long-term debt	625	—
Current maturities of notes payable to related parties	83	83

Total current liabilities	26,853	25,342

Long-term debt	12,175	4,750
Notes payable to related parties	229	285
Other long-term liabilities	23,711	28,211

Total long-term liabilities	36,115	33,246

Commitments and contingencies (see Note 11)
Shareholders’ equity:
Common stock, par value $1.00; authorized 20,000,000 shares; issued and outstanding 5,640,336 shares in 2007 and 6,344,178 shares in 2006	5,640	6,344
Additional paid-in capital	14,440	15,998
Retained earnings	58,549	61,358
Accumulated other comprehensive loss:
Minimum pension liability adjustment, net of tax	(14,673)	(14,673)

Total shareholders’ equity	63,956	69,027

Total liabilities and shareholders’ equity	$126,924	$127,615

See accompanying notes.

NASHUA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
	2007	2006	2007	2006
		(In thousands, except per share data)
Net sales	$67,610	$69,487	$200,467	$199,756
Cost of products sold	56,046	58,772	165,156	169,795

Gross margin	11,564	10,715	35,311	29,961
Selling, distribution and administrative expenses	9,959	11,281	30,397	32,597
Research and development expense	174	128	619	522
Loss from equity investments	29	71	169	190
Interest expense, net	372	620	520	1,221
Loss on curtailment of pension benefits	—	939	—	939
Gain on curtailment of post- retirement benefits	—	(206)	—	(206)
Other income	(297)	(286)	(912)	(944)

Income (loss) from continuing operations before income taxes (benefit)	1,327	(1,832)	4,518	(4,358)
Provision (benefit) for income taxes	475	(619)	1,777	(1,600)

Income (loss) from continuing operations	852	(1,213)	2,741	(2,758)
Income from discontinued operations, net of taxes	—	54	289	1,058

Net income (loss)	$852	$(1,159)	$3,030	$(1,700)

Basic earnings per share:
Income (loss) per common share from continuing operations	$0.16	$(0.20)	$0.47	$(0.45)
Income per common share from discontinued operations	—	0.01	0.05	0.17

Net income (loss) per common share	$0.16	$(0.19)	$0.52	$(0.28)

Average common shares	5,386	6,146	5,864	6,133

Diluted earnings per share:
Income (loss) per common share from continuing operations assuming dilution	$0.16	$(0.20)	$0.46	$(0.45)
Income per common share from discontinued operations assuming dilution	—	0.01	0.05	0.17

Net income (loss) per common share assuming dilution	$0.16	$(0.19)	$0.51	$(0.28)

Dilutive effect of stock options	79	—	70	—

Average common and potential common shares	5,465	6,146	5,934	6,133

See accompanying notes.

NASHUA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 28,	September 29,
	2007	2006
	(In thousands)

Cash flows from operating activities:
Net income (loss)	$3,030	$(1,700)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	3,491	5,445
Stock based compensation	180	8
Excess tax benefit from exercised stock based	(124)	24
(Gain)/loss on sale/disposal of fixed assets	39	(1,225)
Equity in loss from unconsolidated joint ventures	169	190
Contribution to pension plan	(5,339)	—
Related party repayment of loan	1,071	—
Net gain on curtailment of pension and post retirement benefits	—	374
Change in operating assets and liabilities	3,143	6,342
Other	—	(289)

Cash provided by operating activities	5,660	9,169

Cash flows from investing activities:
Investment in plant and equipment	(910)	(2,395)
Proceeds from sale of fixed assets	6	2,813
Investment in unconsolidated joint venture	(146)	(488)

Cash used in investing activities	(1,050)	(70)

Cash flows from financing activities:
Net repayments on revolving portion of long-term debt	(1,950)	(6,750)
Repayment on refinancing of long-term debt	—	(25,950)
Proceeds from refinancing	10,000	23,350
Repayment of notes payable to related parties	(56)	(312)
Proceeds from shares exercised under stock option plans	554	196
Excess tax benefit from exercised stock based compensation	124	24
Repurchase of common stock	(8,959)	—

Cash used in financing activities	(287)	(9,442)

Increase (decrease) in cash and cash equivalents	4,323	(343)
Cash and cash equivalents at beginning of period	289	653

Cash and cash equivalents at end of period	$4,612	$310

Supplemental disclosures of cash flow information:
Interest paid (net of amount capitalized)	$489	$1,234

Income taxes paid, net	$1,805	$197

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
Note 2: Acquired Intangible Assets
Details of acquired intangible assets are as follows:

	As of September 28, 2007
			Weighted
	Gross		Average
	Carrying	Accumulated	Amortization
(In thousands)	Amount	Amortization	Period
Trademarks and tradenames	$542	$411	9 years
Customer relationships and lists	1,340	1,129	11 years
Customer contracts	620	587	4 years

	$2,502	$2,127

Amortization Expense:
For the nine months ended September 28, 2007		$180
Estimated for the year ending December 31, 2007		$224
Estimated for the year ending December 31, 2008		$71
Estimated for the year ending December 31, 2009		$47
Estimated for the year ending December 31, 2010		$39
Estimated for the year ending December 31, 2011		$34
Estimated for the year ending December 31, 2012		$31
Estimated for the year ending December 31, 2013 and thereafter		$109
Customer relationships and lists decreased for the nine months ended September 28, 2007 due to the removal of a contingent liability related to the Dietzgen asset acquisition which occurred during 2002. The contingent liability was determined to not be required as of September 28, 2007 and a $.1 million adjustment reduced intangibles, net of amortization and other long term liabilities in the Consolidated Balance Sheets.
Note 3: Indebtedness
On May 23, 2007, we entered into a Second Amended and Restated Credit Agreement with LaSalle Bank National Association and the lenders party thereto (the “Restated Credit Agreement”) to amend and restate in its entirety our Amended and Restated Credit Agreement, dated March 30, 2006, as amended (the “Original Credit Agreement”). The Restated Credit Agreement extends the term of the credit facility under the Original Credit Agreement to March 30, 2012 (unless earlier terminated in accordance with its terms) and provides for a revolving credit facility of $28 million, including a $5 million sublimit for the issuance of letters of credit and a $2,841,425 secured letter of credit that will continue to support Industrial Development Revenue Bonds issued by the Industrial Development Board of the City of Jefferson City, Tennessee. In addition, the Restated Credit Agreement establishes a term loan of $10 million. The term loan is payable in quarterly installments of $625,000 beginning June 30, 2008. The revolving credit facility is subject to reduction upon the occurrence of a mandatory prepayment event (as defined in the Restated Credit Agreement). We are obligated to make prepayments of the term loan periodically and upon the occurrence of certain specified events. The Restated Credit Agreement also adjusted our requirement to maintain fixed charge coverage ratio to be not less than 1.50 to 1.00. All other terms of the Original Agreement remain substantially the same.

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
For the nine months ended September 28, 2007 and September 29, 2006, the weighted average annual interest rate on our long-term debt was 6.0 percent and 7.0 percent, respectively. We had $24.8 million of available borrowing capacity at September 28, 2007 under our revolving loan commitment. We had $3.2 million of obligations under standby letters of credit with the banks which are included in the calculation of our borrowing capacity.
Furthermore, without prior consent of our lenders, the Restated Credit Agreement limits, among other things, annual capital expenditures to $8.0 million, the incurrence of additional debt and restricts the sale of certain assets and merger or acquisition activities. We may use cash for dividends or the repurchase of shares to the extent that the availability under the line of credit exceeds $3.0 million. We were in compliance with the financial covenants and our compliance at September 28, 2007 under the Restated Credit Agreement is as follows:

September 28, 2007
	Covenant	Requirement	Compliance

•	Maintain a fixed charged coverage ratio	Not less than 1.5 to 1.0	8.8 to 1.0
•	Maintain a funded debt to adjusted EBITDA ratio	Less than 2.75 to 1.0	1.2 to 1.0
Pursuant to our Restated Credit Agreement at September 28, 2007, our minimum payment obligations relating to long-term debt are as follows:

	Fiscal year ending December 31,
	2008	2009	2010	2011	2012	2024	Total
			(In thousands)
Term portion of long-term debt	$1,875	$2,500	$2,500	$2,500	$625	$—	$10,000
Industrial revenue bond	—	—	—	—	—	2,800	2,800

	$1,875	$2,500	$2,500	$2,500	$625	$2,800	$12,800

We use derivative financial instruments to reduce our exposure to market risk resulting from fluctuations in interest rates. During the first quarter of 2006, we entered into an interest rate swap, with a notional debt value of $10.0 million, which expires in 2011. During the term of the agreement, we have a fixed interest rate of 4.82 percent on the notional amount and LaSalle National Bank National Association, as counterparty to the agreement, paid us interest at a floating rate based on LIBOR on the notional amount. Interest is paid quarterly on a net settlement basis.
This derivative does not qualify for hedge accounting, therefore changes in fair value of the hedge instrument are recognized in earnings. Interest expense was increased for the mark-to-market adjustment of the derivative for the quarter ended September 28, 2007 and for the nine months ended September 28, 2007 by $.2 million and $.1 million, respectively. The fair market value of the derivatives resulted in a liability of $48,108 at September 28, 2007, which was determined based on current interest rates and expected trends.
Note 4: Pension and Postretirement Benefits
Net periodic pension and postretirement benefit costs for the quarters ended September 28, 2007 and September 29, 2006 from continuing and discontinued operations for the plans include the following components:

	Pension Benefits for three		Postretirement Benefits
	months ended		for three months ended
	Sept. 28,	Sept. 29,	Sept. 28,	Sept. 29,
	2007	2006	2007	2006
	(In thousands)
Components of net periodic (income)
cost
Service cost	$120	$197	$—	$14
Interest cost	1,450	1,369	11	28
Expected return on plan assets	(1,579)	(1,484)	—	—
Amortization of prior service cost	1	48	(17)	(13)
Recognized net actuarial (gain)/loss	447	653	(19)	(25)
Net loss (gain) on curtailment	—	939	—	(206)

Net periodic (income) cost	$439	$1,722	$(25)	$(202)

	Pension Benefits for nine		Postretirement Benefits
	months ended		for nine months ended
	Sept. 28,	Sept. 29,	Sept. 28,	Sept. 29,
	2007	2006	2007	2006
	(In thousands)
Components of net periodic (income)
cost
Service cost	$382	$735	$—	$42
Interest cost	4,330	4,107	33	84
Expected return on plan assets	(4,809)	(4,451)	—	—
Amortization of prior service cost	3	144	(51)	(39)
Recognized net actuarial (gain)/loss	1,307	1,917	(57)	(75)
Net gain on curtailment	—	939	—	(565)

Net periodic (income) cost	$1,213	$3,391	$(75)	$(553)

During the third quarter of 2006, we negotiated the freeze of the defined benefit pension and postretirement plans for members of the United Steelworkers’ union employed at our Merrimack, New Hampshire facility. In connection with the freeze, during the third quarter of 2006 we recognized a curtailment loss of $.9 million related to our defined benefit pension plan and we recognized a gain of $.2 million related to our postretirement plan. Both curtailments are included in our results of operations of our Specialty Paper Products segment. In addition to the curtailments related to our Specialty Paper Products segment, during the first nine months of 2006, in connection with our exit of the toner and developer business which is included in discontinued operations, we recognized a gain of $.4 million related to the curtailment of postretirement benefits.
During the third quarter of 2007, we made a cash contribution of $2.0 million into our pension plans. During the first nine months of 2007, we made a cash contribution of $5.3 million into our pension plans, which is expected to be our total cash contribution into our pension plans in 2007.
Other long-term liabilities in our Consolidated Balance Sheets for the periods ending September 28, 2007 and December 31, 2006 include pension liabilities of $18.4 million and $22.6 million, respectively.
Note 5: Discontinued Operations
Discontinued operations for the first nine months of 2007 include the reimbursement of our legal cost paid related to the Cerion litigation which was concluded in the first quarter ended March 30, 2007. Discontinued operations for the third quarter of 2006 and the first nine months of 2006 include the results of our toner and developer business and the liquidation of an inactive foreign subsidiary. Discontinued operations for the third quarter and first nine months ended September 28, 2007 and the third quarter and first nine months ended September 29, 2006 are as follows:

	For the		For the
	three months ended		nine months ended
	Sept. 28,	Sept. 29,	Sept. 28,	Sept. 29,
(In thousands)	2007	2006	2007	2006
Toner and developer:
Income, net of taxes	$—	$54	$—	$285
Gain on disposal, net of taxes	—	—	—	421

Toner and developer discontinued operations, net of taxes	—	54	—	706

Gain from reimbursement of insurance deductible, net of tax	—	—	289	—
Gain from liquidation on foreign subsidiary, net of taxes	—	—	—	352

Income from discontinued operations, net of taxes	$—	$54	$289	$1,058

In March 2007, we received $.5 million from our insurance provider for the reimbursement of legal fees paid by us related to the Cerion litigation which was dismissed by the courts.
On April 1, 2005, we committed to a plan to exit our toner and developer business, formerly included in our Imaging Supplies segment, by March 31, 2006. Our toner and developer business employed approximately 70 people located primarily at our facilities in Nashua and Merrimack, New Hampshire. During the first quarter of 2006, we sold certain formulations and other assets of the toner and developer business and we received net proceeds of $1.0 million and recorded a gain of $.3 million, net of taxes. We ceased operations of our toner and developer business on March 31, 2006. We retained our resin product line which was part of our Imaging Supplies segment and is now classified in the “All Other” category.
Our exit of the toner and developer business was the result, in part, of our strategy to exit non-strategic businesses. The decision was also based on our assessment of risk related to new technologies in color and chemical toners where we had limited skill sets, increased cost of litigation and increased operating costs. Results of the toner and developer business are reported as discontinued operations for the three and nine months ended September 29, 2006.
Income from the reimbursement of legal fees related to the Cerion litigation for the first nine months of 2007 and the results of our toner and developer business and the liquidation of an inactive foreign subsidiary for the third quarter and first nine months of 2006 are summarized as follows:

	For the		For the
	three months ended		nine months ended
	Sept. 28,	Sept. 29,	Sept. 28,	Sept. 29,
	2007	2006	2007	2006
	(In thousands)
Net sales	$—	$—	$—	$7,459

Income before income taxes	$—	$86	$500	$1,711
Income taxes	—	32	211	653

Income from discontinued operations	$—	$54	$289	$1,058

Note 6: Segment and Related Information
Beginning in the first quarter of 2007, and related to changes in the management of our business and changes to our sales force, our chief operating decision maker for both our Label Products and Specialty Paper Products segments is now our Chief Executive Officer. Our Chief Executive Officer utilizes financial reports that include net sales, cost of sales and gross margin by operating segment. We, in turn, measure profit or loss for reportable segments as gross margin, and we no longer report profit or loss for reportable segments as income before income taxes. Selling, general, administrative and research and development expenses are managed and reported on a consolidated basis.

The following table presents information about our reportable segments.

	Net Sales		Gross Margin
	Three months Ended		Three months Ended
	September 28,	September 29,	September 28,	September 29,
	2007	2006	2007	2006
	(In thousands)
Label Products	$27,848	$28,196	$4,986	$4,655
Specialty Paper Products	40,357	41,549	6,398	6,063
All other	993	663	180	(11)
Reconciling items:
Eliminations	(1,588)	(921)	—	8

Consolidated	$67,610	$69,487	$11,564	$10,715

	Net Sales		Gross Margin
	Nine months Ended		Nine months Ended
	September 28,	September 29,	September 28,	September 29,
	2007	2006	2007	2006
	(In thousands)
Label Products	$84,515	$81,178	$15,312	$11,840
Specialty Paper Products	118,424	120,503	19,548	17,858
All other	2,998	2,151	489	255
Reconciling items:
Eliminations	(5,470)	(4,076)	(38)	8

Consolidated	$200,467	$199,756	$35,311	$29,961

Note 7: Other Income
Other income in our Consolidated Statements of Operations for the three and nine months ended September 28, 2007 represents income from the deferred gain from the sale of real estate and royalty income related to the 2006 sale of toner formulations. Other income for the three and nine months ended September 29, 2006 represents income from the rental of unused warehouse space at our New Hampshire facilities.
Note 8: Income Taxes
Effective January 1, 2007, we adopted the provisions of the Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (FIN 48). This interpretation clarifies the accounting for uncertainty in income taxes by prescribing a minimum recognition threshold for a tax position taken or expected to be taken in a tax return that is required to be met before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.
In accordance with FIN 48, we have analyzed filing positions in all of the federal, state and other jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions. The periods subject to examination for all federal, state and other jurisdictions are the 2004 through 2006 tax years. The adoption of FIN 48 did not result in an adjustment to retained earnings at January 1, 2007. As of December 31, 2006 and September 28, 2007, we did not have any accruals for uncertain tax positions.
Our policy for recording interest and penalties associated with tax audits is to record such items as a component of income or loss before income taxes. When applicable, interest is recorded as interest expense, net and penalties are recorded in other income (loss). For the third quarter of 2007, we had no interest or penalties related to tax audits.

Note 9: Tender Offer
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
As of September 28, 2007, the obligation to settle the tender offer had been paid and additional transaction fees of $33,000 were paid during the third quarter of 2007 and recorded as a reduction in retained earnings.
Note 10: Stock-Based Compensation
On May 4, 2007, our shareholders adopted the 2007 Value Creation Incentive Plan pursuant to which restricted stock awards may be granted to certain key executives. The restricted stock will vest only upon achievement of certain target average closing prices of our common stock over the 40-consecutive trading day period which ends on the third anniversary of the date of grant, such that 33 percent of such shares shall vest if the 40-day average closing price of at least $11.00 but less than $12.00 is achieved, 66 percent of such shares shall vest if the 40-day average closing price of at least $12.00 but less than $13.00 is achieved, and 100 percent of such shares shall vest if the 40-day average closing price of $13.00 or greater is achieved. The restricted shares vest upon a change of control if the share price at the date of the change of control is equal to or greater than $11.00. Shares of the restricted stock are forfeited if the specified closing prices of our common stock are not met or if certain individual ownership criteria are not met. Of the 160,000 shares authorized for issuance under the 2007 Value Creation Incentive Plan, 12,000 shares are available to be awarded as of September 28, 2007.
In addition to our 2007 Value Creation Incentive Plan, at September 28, 2007, we had three stock compensation plans, which are described in Note 8 to the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2006.
Note 11: Contingencies
In August and September 1996, two individual plaintiffs filed lawsuits in the Circuit Court of Cook County, Illinois against us, Cerion Technologies, Inc., certain directors and officers of Cerion, and our underwriter, on behalf of all persons who purchased the common stock of Cerion between May 24, 1996 and July 9, 1996. These two complaints were consolidated. In March 1997, the same individual plaintiffs joined by a third plaintiff filed a Consolidated Amended Class Action Complaint. The consolidated complaint alleged that, in connection with Cerion’s initial public offering, the defendants issued materially false and misleading statements and omitted the disclosure of material facts regarding, in particular, certain significant customer relationships. In October 1997, the Circuit Court, on motion by the defendants, dismissed the consolidated complaint. The plaintiffs filed a Second Amended Consolidated Complaint alleging similar claims as the first consolidated complaint seeking damages and injunctive relief. On May 6, 1998, the Circuit Court, on motion by the defendants, dismissed with prejudice the Second Amended Consolidated Complaint. The plaintiffs filed with the Appellate Court an appeal of the Circuit Court’s ruling. On November 19, 1999, the Appellate Court reversed the Circuit Court’s ruling that dismissed the Second Amended Consolidated Complaint. The Appellate Court ruled that the Second Amended Consolidated Complaint represented a valid claim and sent the case back to the Circuit Court for further proceedings. On December 27, 1999, we filed a Petition with the Supreme Court of Illinois. In that Petition, we asked the Supreme Court of Illinois to determine whether the Circuit Court or the Appellate Court is correct. Our Petition was denied and the case was sent to the Circuit Court for trial. On October 8, 2003, the Circuit Court heard motions on a summary judgment motion and a class action certification motion. On August 16, 2005, the Circuit Court issued an order granting the defendants’ motion for Summary Judgment and dismissed the plaintiffs’ Complaint. On September 15, 2005, the plaintiffs appealed the Circuit Court’s grant of Summary Judgment with the Appeals Court. On June 30, 2006, the Appellate Court dismissed the plaintiffs’ appeal of the August 16, 2005 order by the Circuit Court which granted the defendants’ motion for Summary Judgment. On August 4, 2006, the plaintiffs filed a petition with the Supreme Court of Illinois for Leave to Appeal the Appellate Court’s order. On November 29, 2006, the Illinois Supreme Court declined to hear the plaintiffs’ appeal and notice was sent to the Appellate Court effective January 4, 2007. The plaintiffs had until January 24, 2007 to refile their claim with the Supreme Court. Since there was no claim filed, this matter is now favorably ruled in our favor. We believe that we will, at some future date, receive the value of our 37.1 percent ownership in the Cerion Liquidating Trust which was valued at $1.5 million before income taxes at December 31, 2006. Our investment in Cerion is included under other assets in our Consolidated Balance Sheets.
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
On September 2, 2005, Ricoh filed a Motion for Summary Judgment on the defendants’ remaining defenses related to the ‘963 patent and a motion seeking to permanently enjoin the defendants from selling the Ricoh compatible toner bottles accused of infringement in the suit. On October 17, 2005, the defendants filed an Opposition to Ricoh’s Motion for Summary Judgment and Motion for Permanent Injunction. On December 14, 2005, the defendants filed another Motion for Summary Judgment of Invalidity of the ‘963 patent, which Ricoh opposed.
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
On May 3, 2007, the Court issued an opinion and order resolving various aspects of the parties’ summary judgment motions. In particular, the Court held that Ricoh’s ‘963 patent was not invalid for indefiniteness; that Ricoh’s ‘963 patent was not invalid as anticipated by certain prior art references asserted by the defendants; and that the defendants could challenge the validity of the ‘963 patent on other grounds. The Court also denied Ricoh’s motion seeking to permanently enjoin the defendants from selling the Ricoh compatible toner bottles accused of infringement in the suit.
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
The parties have completed expert discovery on Ricoh’s patent claims. Discovery on damages and willfulness issues has been bifurcated and will be addressed following completion of the liability phase of the litigation. Discovery on one of the other defendants’ antitrust counterclaims is now complete and the parties are awaiting rulings on pending motions for summary judgment. However, the Company is not involved in that aspect of the case.
A pretrial conference was held on July 31, 2007, and shortly thereafter, the Court scheduled trial to begin on November 26, 2007. On October 3, 2007, the Court issued an Order of Dismissal based on a report that the case had been settled. The Order of Dismissal provides that if the settlement is not consummated, the litigation can be reopened within 60 days of issuance of the Order. We are unable to express an opinion as to the probable outcome of a potential settlement or continued litigation.
We believe we are entitled to indemnification from Katun for monies owed as a result of any judgment rendered against us in this litigation, including for damages, costs, Ricoh’s attorney’s fees and interest, as well as for monies paid to Ricoh in settlement of the Ricoh litigation, provided that Katun has consented to the settlement. We and Katun are each responsible for our own attorney’s fees in connection with the litigation. As of September 28, 2007, we have not recorded an accrual related to the Ricoh case.
We are involved in certain environmental matters and have been designated by the Environmental Protection Agency, referred to as the EPA, as a potentially responsible party for certain hazardous waste sites. In addition, we have been notified by certain state environmental agencies that some of our sites not addressed by the EPA require remedial action. These sites are in various stages of investigation and remediation. Due to the unique physical characteristics of each site, the technology employed, the extended timeframes of each remediation, the interpretation of applicable laws and regulations and the financial viability of other potential participants, our ultimate cost of remediation is difficult to estimate. Accordingly, estimates could either increase or decrease in the future due to changes in such factors. At September 28, 2007, based on the facts currently known and our prior experience with these matters, we have concluded that it is probable that site assessment, remediation and monitoring costs will be incurred. We have estimated a range for these costs of $1.0 million to $1.7 million for continuing operations. These estimates could increase if other potentially responsible parties or our insurance carriers are unable or unwilling to bear their allocated share and cannot be compelled to do so. At September 28, 2007, our accrual balances relating to environmental matters were $1.1 million for continuing operations. Based on information currently available, we believe that it is probable that the major potentially responsible parties will fully pay the costs apportioned to them. We believe that our remediation expense is not likely to have a material adverse effect on our consolidated financial position or results of operations.
We are involved in various other lawsuits, claims and inquiries, most of which are routine to the nature of our business. In the opinion of our management, the resolution of these matters will not materially affect our Company.
Note 12: Related Parties
During the third quarter ended September 28, 2007, we settled a loan related to a life insurance policy with a former owner of Rittenhouse Paper Company. We received cash of $1.1 million related to the loan. Loans to related parties in our Consolidated Balance Sheets at September 28, 2007 and December 31, 2006 include $0 million and $1.1 million, respectively.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
Our net sales from continuing operations decreased $1.9 million, or 2.7 percent, to $67.6 million for the third quarter of 2007 compared to $69.5 million for the third quarter of 2006. Our gross margin percentage increased to 17.1 percent for the third quarter of 2007 compared to 15.4 percent for the third quarter of 2006. Our selling and distribution and general and administrative expenses decreased $1.3 million and our research and development expenses increased $.1 million for the third quarter of 2007 compared to the third quarter of 2006. Our income from continuing operations before income taxes was $1.3 million for the third quarter of 2007 compared to a loss from continuing operations before income taxes of $1.8 million for the third quarter of 2006.

During the third quarter and the first nine months of 2007, we had the following developments:
•	On May 29, 2007, we commenced a tender offer in which we sought to acquire up to 1,900,000 shares of our common stock at a price of $10.50 per share. The tender offer expired on June 28, 2007 at which time 751,150 shares were tendered at a price of $10.50 per share for an aggregate of $7.9 million.

•	On May 23, 2007, we refinanced our credit agreement which now provides a revolving credit facility of $28 million and established a $10 million term loan.

•	We continued to streamline the management of the business as we eliminated the position of President of the Coated business during the second quarter of 2007. We recognized $0.2 million of severance in connection with this change.

•	We added a net of 5 representatives to our sales force as we continue to focus on top line growth.

•	The Cerion litigation was favorably concluded. As a result, under the terms of our insurance policy, the insurance company refunded the litigation cost that we had previously incurred in the defense of the matter.
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
Consolidated Results of Operations

	Third quarter	Third quarter	First nine months	First nine months
	2007	2006	2007	2006
		(dollars in millions)
Net sales	$67.6	$69.5	$200.5	$199.8
Gross margin %	17.1%	15.4%	17.6%	15.0%
Selling and distribution expenses	$6.0	$6.1	$17.9	$17.9
General and administrative expenses	$4.0	$5.2	$12.5	$14.7
Research and development expenses	$.2	$.1	$.6	$.5
Other income	$(.3)	$(.3)	$(.9)	$(.9)
Loss on curtailment of pension benefits	—	.9	—	.9
Gain on curtailment of post-retirement benefits	—	(.2)	—	(.2)
Interest expense, net	$.4	$.6	$.5	$1.2
Income (loss) before income taxes from continuing operations	$1.3	$(1.8)	$4.5	$(4.4)
Income (loss) from continuing operations	$.9	$(1.2)	$2.7	$(2.8)
Income from discontinued operations, net of income taxes	$—	$.1	$.3	$1.1
Net income (loss)	$.9	$(1.2)	$3.0	$(1.7)
Depreciation and amortization	$1.1	$1.5	$3.5	$4.6
Investment in plant and equipment	$.4	$.7	$.9	$2.4
Our net sales from continuing operations decreased $1.9 million, or 2.7 percent, to $67.6 million for the third quarter of 2007 compared to $69.5 million for the third quarter of 2006. The decrease was primarily due to decreased sales in both our Specialty Paper Products and Label Products segments. Our net sales increased $.7 million, or .4 percent, to $200.5 million for the first nine months of 2007 compared to $199.8 million for the first nine months of 2006. The increase was the result of increased sales in our Label Products segment partially offset by a decrease in sales in our Specialty Paper Products segment.
Our gross margin percentage increased to 17.1 percent for the third quarter of 2007 compared to 15.4 percent for the third quarter of 2006. Gross margin increased $.9 million to $11.6 million for the third quarter of 2007 compared to $10.7 million for the third quarter of 2006 as the result of improved margins in both our Specialty Paper Products and Label Products segments. Our gross margin increased to 17.6 percent for the first nine months of 2007 compared to 15.0 percent for the first nine months of 2006. Gross margin increased $5.3 million, to $35.3 million for the first nine months of 2007 compared to $30.0 million for the first nine months of 2006. The increase was the result of improved margins in both our Specialty Paper Products and Label Products segments.

Distribution expenses decreased $.2 million to $2.9 million for the third quarter of 2007 compared to $3.1 million for the third quarter of 2006. Distribution expenses decreased $.2 million to $8.8 million for the first nine months of 2007 compared to $9.0 million for the first nine months of 2006. The decrease for the third quarter and first nine months of 2007 was the result of overall lower sales as well as increased sales in which the customer was responsible for distribution costs in both our Specialty Paper Products and Label Products segments.
Selling expenses increased $.1 million to $3.1 million for the third quarter of 2007 compared to $3.0 million for the third quarter of 2006. Selling expenses increased $.2 million to $9.1 million for the first nine months of 2007 compared to $8.9 million for the first nine months of 2006. The increase for both the third quarter and first nine months of 2007 was primarily due to increased sales related commission expenses. Selling expenses remained unchanged at 4.5 percent of net sales for the first nine months of 2007 and 2006.
General and administrative expenses decreased $1.2 million to $4.0 million for the third quarter of 2007 compared to $5.2 million for the third quarter of 2007. The decrease for the third quarter was primarily the result of lower personnel costs related to the change in the management structure in the third quarter of 2006 and lower pension expense in 2007 resulting primarily from the higher discount rate utilized in the computation of our pension obligations. The decrease was also related to a decline in telephone and utility expenses, lower intangible amortization expenses and the $.6 million of severance expenses incurred in the third quarter of 2006. General and administrative expenses decreased $2.2 million to $12.5 million for the first nine months of 2007 compared to $14.7 million for the first nine months of 2006. As a percentage of sales, general and administrative expenses decreased from 7.4 percent for the first nine months of 2006 to 6.2 percent for the first nine months of 2007. The decrease for the first nine months of 2007 was primarily due to lower personnel costs, severance cost and pension expenses. The decrease was also related to a decline in legal, telephone and amortization expenses. The decreases were partially offset by increased management incentive plan expenses and increased environmental costs related to our Merrimack, New Hampshire facility.
Research and development expenses increased $.1 million for the third quarter of 2007 and $.1 million for the first nine months of 2007 when compared to the third quarter and first nine months of 2006.
Interest expense decreased $.2 million to $.4 million for the third quarter of 2007 compared to $.6 million for the third quarter of 2006. Interest expense decreased $.7 million to $.5 million for the first nine months of 2007 compared to $1.2 million for the first nine months of 2006. The decrease for both the third quarter and the first nine months of 2007 was primarily due to reduced debt resulting from the cash generated from the sale of our Merrimack and Nashua, New Hampshire real estate in the fourth quarter of 2006. The lower interest was partially offset by mark-to-market adjustments on our interest rate derivative.
Other income remained relatively unchanged at $.3 million for the third quarter of 2007 and $.9 million for the first nine months of 2007 when compared to the third quarter and first nine months of 2006. Other income for both the third quarter and the first nine months of 2007 represent the recognition of a deferred gain on the sale and leaseback of our Merrimack, New Hampshire facility as well as royalty income generated from the sale of toner formulations. Other income for the third quarter and first nine months of 2006 represents income from the rental of warehouse space previously unutilized by us in our Merrimack, New Hampshire facility. Our Merrimack facility was sold in November 2006.
The effective income tax rate for continuing operations was 35.8 percent for the third quarter of 2007 and 33.8 percent (benefit) for the third quarter of 2006. The rates differ from the U.S. statutory rate principally due to the impact of state income taxes.
The effective income tax rate for continuing operations was 39.3 percent for the first nine months of 2007 and 36.7 percent (benefit) for the first nine months of 2006. The rates were higher than the U.S. statutory rate principally due to the impact of state income taxes.
Income from discontinued operations, net of taxes was $.3 million for the first nine months of 2007 compared to income from discontinued operations, net of taxes of $1.1 million for the first nine months of 2006. The income from discontinued operations for the first nine months of 2007 includes the reimbursement of legal fees related to the Cerion litigation which was favorably concluded in the first quarter of 2007. The income from discontinued operations for the first nine months of 2006 relates primarily to the operating income of our toner and developer business which ceased business on March 31, 2006, a gain from the sale of toner and developer formulations and certain toner and developer assets and a gain from the liquidation of an inactive foreign subsidiary.
Our net income for the third quarter of 2007 was $.9 million or $0.16 per share, compared to a net loss of $1.2 million or $0.19 per share for the third quarter of 2006. Our net income for the first nine months of 2007 was $3.0 million, or $0.52 per share, compared to a net loss of $1.7 million, or $0.28 per share, for the first nine months of 2006.

Results of Operations by Reportable Segment
Label Products Segment

	Third quarter	Third quarter	First nine months	First nine months
	2007	2006	2007	2006
		(in millions)
Net sales	$27.8	$28.2	$84.5	$81.2
Gross margin %	17.9%	16.5%	18.1%	14.6%
Depreciation and amortization	$.5	$.5	$1.6	$1.6
Investment in plant and equipment	$.1	$.3	$.2	$.7
Net sales for our Label Products segment decreased $.4 million, or 1.4 percent, to $27.8 million for the third quarter of 2007 compared to $28.2 million for the third quarter of 2006. Decreases of $.8 million in our retail shelf product line and $.4 million in our supermarket scale product line were partially offset by increases of $.2 million in our pharmacy product line, $.5 million in our automatic identification product line and $.1 million in other product lines. The sales decrease in our retail shelf product line was primarily due to the loss of several major customers due to pricing considerations. The sales decrease in our supermarket scale product line was primarily due to the reduction of business from a major customer. The sales increase in our automatic identification product line was primarily the result of new business and increased business from a major customer.
Net sales increased $3.3 million, or 4.1 percent, to $84.5 million for the first nine months of 2007 compared to $81.2 million for the first nine months of 2006. The increase was the result of an increase of $5.3 million in our automatic identification product line and $1.6 million in other product lines partially offset by decreases of $1.8 million in our retail shelf product line, $1.0 million in our EDP product line and $.8 million in our supermarket scale product line. The increase of $5.3 million in our automatic identification product line was the result of increased business from major customers. The decrease in our retail shelf product line was the result of lost business due to pricing considerations. The decrease in our EDP product line due was primarily due to the mature nature of the product line.
Gross margin for our Label Products segment increased $.3 million to $5.0 million for the third quarter of 2007 compared to $4.7 million for the third quarter of 2006. As a percentage of net sales, the gross margin percentage increased from 16.5 percent for the third quarter of 2006 to 17.9 percent for the third quarter of 2007. The improvement in gross margin for the third quarter of 2007 was primarily due to lower manufacturing cost and sales price increases.
Gross margin increased $3.5 million to $15.3 million for the first nine months of 2007 compared to $11.8 million for the first nine months of 2006. As a percentage of net sales, the gross margin percentage increased from 14.6 percent for the first nine months of 2006 to 18.1 percent for the first nine months of 2007. In addition to lower manufacturing cost and increased sales volume during the first nine months of 2007 gross margin for the first nine months of 2006 included severance expense of $.3 million, $.4 million in higher pension costs and plant consolidation costs of $.1 million. We closed the St. Louis, Missouri plant in the third quarter of 2006.
Specialty Paper Products Segment

	Third quarter	Third quarter	First nine months	First nine months
	2007	2006	2007	2006
		(in millions)
Net sales	$40.4	$41.5	$118.4	$120.5
Gross margin %	15.9%	14.6%	16.5%	14.8%
Depreciation and amortization	$.5	$.7	$1.5	$2.0
Investment in plant and equipment	$.3	$.3	$.6	$1.5
Net sales for our Specialty Paper Products segment decreased $1.1 million, or 2.7 percent, to $40.4 million for the third quarter of 2007 compared to $41.5 million for the third quarter of 2006. The decrease was primarily the result of decreases of $.9 million in our ribbon and laser cartridge product line, $.6 million in our financial product line, $1.0 million in our IBM branded product lines, $.3 million in our wide-format product line and $.3 million in other product lines partially offset by increases of $.7 million in our thermal point of sale product line, $.7 million in our thermal facesheet product line and $.6 million in our thermal ticket and tag product line. The decreases in our ribbon and laser cartridge and financial product lines were primarily the result of lost business to major customers. The increase in our thermal point of sale product line was the result of increased business while the increase in our thermal facesheet product line was the result of increased sales to laminators.
For the first nine months of 2007, net sales decreased $2.1 million, or 1.7 percent, to $118.4 million compared to $120.5 million for the first nine months of 2006. The decrease was the result of decreases of $2.5 million in our financial products line, $2.7 million in our ribbon and laser cartridge product line, $1.3 million in our IBM branded product lines, $.7 million in our coated carbonless product line, $.6 million in our heatseal product line and $1.6 million in other product lines. The decreases were partially offset by increases of $1.3 million in our thermal facesheet product line, $1.0 million in our thermal ticket and tag product line, $.9 million in our thermal film product line and $4.1 million in our thermal point of sale product line. The decreases in our ribbon and laser cartridge and financial product lines were primarily due to the loss of several major customers. The decrease in our IBM branded product lines was the result of business moving to products in our unbranded thermal point of sale product line and lower pricing to a major customer. The decrease in our coated carbonless product line was the result of our exit of that business in the first quarter of 2006. The decline in our heatseal product line was primarily due to product maturity. The increase in our thermal point of sale product line was primarily the result of increased business from several major customers. The increases in our thermal film and thermal ticket and tag product lines were the result of increased business from several major customers.
Gross margin for our Specialty Paper Products segment increased $.3 million to $6.4 million for the third quarter of 2007 compared to $6.1 million for the third quarter of 2006. As a percentage of net sales, the gross margin percentage increased from 14.6 percent for the third quarter of 2006 to 15.9 percent for the third quarter of 2007. The increase was primarily due to reduced manufacturing expenses and the reduction in certain raw material costs as well as a stronger sales mix of high margin products.
Gross margin for our Specialty Paper Products segment increased $1.6 million to $19.5 million for the first nine months of 2007 compared to $17.9 million for the first nine months of 2006. As a percentage of net sales, the gross margin percentage increased from 14.8 percent for the first nine months of 2006 to 16.5 percent for the first nine months of 2007. The increase is primarily due to reduced manufacturing costs and the reduction in certain raw material costs.
Discontinued Operations
Discontinued operations for the first nine months of 2007 include the reimbursement of our legal cost paid related to the Cerion litigation which was concluded in the first quarter ended March 30, 2007. Discontinued operations for the third quarter of 2006 and the first nine months of 2006 include the results of our toner and developer business and the liquidation of an inactive foreign subsidiary. Discontinued operations for the third quarter and first nine months ended September 28, 2007 and the third quarter and first nine months ended September 29, 2006 are as follows:

	For the		For the
	three months ended		nine months ended
	Sept. 28,	Sept. 29,	Sept. 28,	Sept. 29,
(In thousands)	2007	2006	2007	2006
Toner and developer:
Income, net of taxes	$—	$54	$—	$285
Gain on disposal, net of taxes	—	—	—	421

Toner and developer discontinued operations, net of taxes	—	54	—	706

Gain from reimbursement of insurance deductible, net of tax	—	—	289	—
Gain from liquidation on foreign subsidiary, net of taxes	—	—	—	352

Income from discontinued operations, net of taxes	$—	$54	$289	$1,058

In March 2007, we received $.5 million from our insurance provider for the reimbursement of legal fees paid by us related to the Cerion litigation which was dismissed by the courts.
On April 1, 2005, we committed to a plan to exit our toner and developer business, formerly included in our Imaging Supplies segment, by March 31, 2006. Our toner and developer business employed approximately 70 people located primarily at our facilities in Nashua and Merrimack, New Hampshire. During the first quarter of 2006, we sold certain formulations and other assets of the toner and developer business and we received net proceeds of $1.0 million and recorded a gain of $.3 million, net of taxes. We ceased operations of our toner and developer business on March 31, 2006. We retained our resin product line which was part of our Imaging Supplies segment and is now classified in the “All Other” category.
Our exit of the toner and developer business was the result, in part, of our strategy to exit non-strategic businesses. The decision was also based on our assessment of risk related to new technologies in color and chemical toners where we had limited skill sets, increased cost of litigation and increased operating costs. Results of the toner and developer business are reported as discontinued operations for the three and nine months ended September 29, 2006.
Income from the reimbursement of legal fees related to the Cerion litigation for the first nine months of 2007 and the results of our toner and developer business and the liquidation of an inactive foreign subsidiary for the third quarter and first nine months of 2006 are summarized as follows:

	For the		For the
	three months ended		nine months ended
	Sept. 28,	Sept. 29,	Sept. 28,	Sept. 29,
	2007	2006	2007	2006
		(In thousands)
Net sales	$—	$—	$—	$7,459

Income before income taxes	$—	$86	$500	$1,711
Income taxes	—	32	211	653

Income from discontinued operations	$—	$54	$289	$1,058

Liquidity, Capital Resources and Financial Condition
Cash and cash equivalents increased $4.3 million during the first nine months of 2007 to $4.6 million primarily due to cash generated from the $10 million term loan as a result of our second amended and restated credit agreement as described below. The cash generated by the term loan was partially offset by contributions to our pension plans during the first nine month of 2007 of $5.3 million. Cash provided by operations of $5.7 million offset cash used in investing activities of $1.1 million and cash used in financing activities of $.3 million. Our cash flows from continuing and discontinued operations are combined in our consolidated statements of cash flows.
Cash flow provided by operations of $5.7 million for the first nine months of 2007 resulted primarily from our net income of $3.0 million adjusted by $3.5 million of depreciation and amortization and $.1 million of stock based compensation expense and related tax benefit, $1.1 million received as repayment of a loan to a related party and changes in operating assets of $3.1 million offset by $5.3 million of contributions to our pension plans. The changes in operating assets and liabilities resulted primarily from a $1.2 million decrease in inventory, a $.9 million increase in accounts payable and an increase in other long-term liabilities of $1.0 million. The decrease in inventory resulted from a decrease in our Specialty Paper Products segment inventory which offset an increase in our Label Products segment inventory. The increase in accounts payable was primarily the result of an increase in our Specialty Paper Products segment due to the timing of payments. The increase in other long-term liabilities was primarily due to our monthly pension accrual.
Cash used in investing activities of $1.1 million related to $.9 million used for investments in fixed assets and $.2 million used for investment in an unconsolidated joint venture.
Cash used for financing activities of $.3 million includes $10.0 million proceeds from our second amended and restated credit agreement, which is described in detail below, and $.6 million proceeds from shares exercised under stock option plans offset by a payment of $7.9 million for the repurchase of shares as part of our tender offer, a $2.0 million repayment on the revolving portion of our long-term debt, $.8 million related to our repurchase of shares of our common stock as part of the repurchase program we publicly announced on November 6, 2006 and $.2 million in payments made for expenses related to our tender offer.
On May 23, 2007, we entered into a Second Amended and Restated Credit Agreement with LaSalle Bank National Association and the lenders party thereto (the “Restated Credit Agreement”) to amend and restate in its entirety our Amended and Restated Credit Agreement, dated March 30, 2006, as amended (the “Original Credit Agreement”). The Restated Credit Agreement extends the term of the credit facility under the Original Credit Agreement to March 30, 2012 (unless earlier terminated in accordance with its terms) and provides for a revolving credit facility of $28 million, including a $5 million sublimit for the issuance of letters of credit and a $2,841,425 secured letter of credit that will continue to support Industrial Development Revenue Bonds issued by the Industrial Development Board of the City of Jefferson City, Tennessee. In addition, the Restated Credit Agreement establishes a term loan of $10 million. The term loan is payable in quarterly installments of $625,000 beginning June 30, 2008. The revolving credit facility is subject to reduction upon the occurrence of a mandatory prepayment event (as defined in the Restated Credit Agreement). We are obligated to make prepayments of the term loan periodically and upon the occurrence of certain specified events. The Restated Credit Agreement also adjusted our requirement to maintain fixed charge coverage ratio to be not less than 1.50 to 1.00. All other terms of the Original Agreement remain substantially the same.

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
For the nine months ended September 28, 2007 and September 29, 2006, the weighted average annual interest rate on our long-term debt was 6.0 percent and 7.0 percent, respectively. We had $24.8 million of available borrowing capacity at September 28, 2007 under our revolving loan commitment. We had $3.2 million of obligations under standby letters of credit with the banks which are included in the calculation our borrowing capacity.
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
We were in compliance with the financial covenants and our compliance at September 28, 2007 under the Restated Credit Agreement is as follows:

September 28, 2007
Covenant	Requirement	Compliance

• Maintain a fixed charged coverage ratio	Not less than 1.5 to 1.0	8.8 to 1.0
• Maintain a funded debt to adjusted EBITDA ratio	Less than 2.75 to 1.0	1.2 to 1.0
Pursuant to our Restated Credit Agreement at September 28, 2007, our minimum payment obligations relating to long-term debt are as follows:

	Fiscal year ending December 31,
	2008	2009	2010	2011	2012	2024	Total
	(In thousands)
Term portion of long-term debt	$1,875	$2,500	$2,500	$2,500	$625	$—	$10,000
Industrial revenue bond	—	—	—	—	—	2,800	2,800

	$1,875	$2,500	$2,500	$2,500	$625	$2,800	$12,800

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
This derivative does not qualify for hedge accounting, therefore changes in fair value of the hedge instrument is recognized in earnings. Interest expense was increased for the mark-to-market adjustment of the derivative for the quarter ended September 28, 2007 and for the nine months ended September 28, 2007 by $.2 million and $.1 million, respectively. The fair market value of the derivatives resulted in a liability of $48,108 at September 28, 2007, which was determined based on current interest rates and expected trends.
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
ITEM 4. CONTROLS AND PROCEDURES
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 28, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commissions’ rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 28, 2007, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 28, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In August and September 1996, two individual plaintiffs filed lawsuits in the Circuit Court of Cook County, Illinois against us, Cerion Technologies, Inc., certain directors and officers of Cerion, and our underwriter, on behalf of all persons who purchased the common stock of Cerion between May 24, 1996 and July 9, 1996. These two complaints were consolidated. In March 1997, the same individual plaintiffs joined by a third plaintiff filed a Consolidated Amended Class Action Complaint. The consolidated complaint alleged that, in connection with Cerion’s initial public offering, the defendants issued materially false and misleading statements and omitted the disclosure of material facts regarding, in particular, certain significant customer relationships. In October 1997, the Circuit Court, on motion by the defendants, dismissed the consolidated complaint. The plaintiffs filed a Second Amended Consolidated Complaint alleging similar claims as the first consolidated complaint seeking damages and injunctive relief. On May 6, 1998, the Circuit Court, on motion by the defendants, dismissed with prejudice the Second Amended Consolidated Complaint. The plaintiffs filed with the Appellate Court an appeal of the Circuit Court’s ruling. On November 19, 1999, the Appellate Court reversed the Circuit Court’s ruling that dismissed the Second Amended Consolidated Complaint. The Appellate Court ruled that the Second Amended Consolidated Complaint represented a valid claim and sent the case back to the Circuit Court for further proceedings. On December 27, 1999, we filed a Petition with the Supreme Court of Illinois. In that Petition, we asked the Supreme Court of Illinois to determine whether the Circuit Court or the Appellate Court is correct. Our Petition was denied and the case was sent to the Circuit Court for trial. On October 8, 2003, the Circuit Court heard motions on a summary judgment motion and a class action certification motion. On August 16, 2005, the Circuit Court issued an order granting the defendants’ motion for Summary Judgment and dismissed the plaintiffs’ Complaint. On September 15, 2005, the plaintiffs appealed the Circuit Court’s grant of Summary Judgment with the Appeals Court. On June 30, 2006, the Appellate Court dismissed the plaintiffs’ appeal of the August 16, 2005 order by the Circuit Court which granted the defendants’ motion for Summary Judgment. On August 4, 2006, the plaintiffs filed a petition with the Supreme Court of Illinois for Leave to Appeal the Appellate Court’s order. On November 29, 2006, the Illinois Supreme Court declined to hear the plaintiffs’ appeal and notice was sent to the Appellate Court effective January 4, 2007. The plaintiffs had until January 24, 2007 to refile their claim with the Supreme Court. Since there was no claim filed, this matter is now favorably ruled in our favor. We believe that we will, at some future date, receive the value of our 37.1 percent ownership in the Cerion Liquidating Trust which was valued at $1.5 million before income taxes at December 31, 2006. Our investment in Cerion is included under other assets in our Consolidated Balance Sheets.

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
On September 2, 2005, Ricoh filed a Motion for Summary Judgment on the defendants’ remaining defenses related to the ‘963 patent and a motion seeking to permanently enjoin the defendants from selling the Ricoh compatible toner bottles accused of infringement in the suit. On October 17, 2005, the defendants filed an Opposition to Ricoh’s Motion for Summary Judgment and Motion for Permanent Injunction. On December 14, 2005, the defendants filed another Motion for Summary Judgment of Invalidity of the ‘963 patent, which Ricoh opposed.
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
On May 3, 2007, the Court issued an opinion and order resolving various aspects of the parties’ summary judgment motions. In particular, the Court held that Ricoh’s ‘963 patent was not invalid for indefiniteness; that Ricoh’s ‘963 patent was not invalid as anticipated by certain prior art references asserted by the defendants; and that the defendants could challenge the validity of the ‘963 patent on other grounds. The Court also denied Ricoh’s motion seeking to permanently enjoin the defendants from selling the Ricoh compatible toner bottles accused of infringement in the suit.
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
The parties have completed expert discovery on Ricoh’s patent claims. Discovery on damages and willfulness issues has been bifurcated and will be addressed following completion of the liability phase of the litigation. Discovery on one of the other defendants’ antitrust counterclaims is now complete and the parties are awaiting rulings on pending motions for summary judgment. However, the Company is not involved in that aspect of the case.
A pretrial conference was held on July 31, 2007, and shortly thereafter, the Court scheduled trial to begin on November 26, 2007. On October 3, 2007, the Court issued an Order of Dismissal based on a report that the case had been settled. The Order of Dismissal provides that if the settlement is not consummated, the litigation can be reopened within 60 days of issuance of the Order. We are unable to express an opinion as to the probable outcome of a potential settlement or continued litigation.
We believe we are entitled to indemnification from Katun for monies owed as a result of any judgment rendered against us in this litigation, including for damages, costs, Ricoh’s attorney’s fees and interest, as well as for monies paid to Ricoh in settlement of the Ricoh litigation, provided that Katun has consented to the settlement. We and Katun are each responsible for our own attorney’s fees in connection with the litigation. As of September 28, 2007, we have not recorded an accrual related to the Ricoh case.
On October 24, 2007, we filed a Class Action Complaint with the United States District Court, District of Massachusetts, against State Street Bank and Trust, State Street Global Advisors, Inc. and John Does 1-20. The Complaint alleges that the defendants violated their obligation as fiduciaries under the Employment Retirement Income Securities Act of 1974.
We are involved in certain environmental matters and have been designated by the Environmental Protection Agency, referred to as the EPA, as a potentially responsible party for certain hazardous waste sites. In addition, we have been notified by certain state environmental agencies that some of our sites not addressed by the EPA require remedial action. These sites are in various stages of investigation and remediation. Due to the unique physical characteristics of each site, the technology employed, the extended timeframes of each remediation, the interpretation of applicable laws and regulations and the financial viability of other potential participants, our ultimate cost of remediation is difficult to estimate. Accordingly, estimates could either increase or decrease in the future due to changes in such factors. At September 28, 2007, based on the facts currently known and our prior experience with these matters, we have concluded that it is probable that site assessment, remediation and monitoring costs will be incurred. We have estimated a range for these costs of $1.0 million to $1.7 million for continuing operations. These estimates could increase if other potentially responsible parties or our insurance carriers are unable or unwilling to bear their allocated share and cannot be compelled to do so. At September 28, 2007, our accrual balances relating to environmental matters were $1.1 million for continuing operations. Based on information currently available, we believe that it is probable that the major potentially responsible parties will fully pay the costs apportioned to them. We believe that our remediation expense is not likely to have a material adverse effect on our consolidated financial position or results of operations.
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
Our Specialty Paper Products segment operates a manufacturing facility in New Hampshire, which has relatively higher utility costs compared to other parts of the United States where some of our competitors are located or operate. Some of our competitors may be larger in size or scope than we are, which may allow them to achieve greater economies of scale on a global basis or allow them to better withstand periods of declining prices and adverse operating conditions.
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
Funding for the defined benefit pension plans we sponsor is determined based upon the funded status of the plans and a number of actuarial assumptions, including an expected long-term rate of return on plan assets and the discount rate utilized to compute pension liabilities. The benefits under the defined benefit pension plans are frozen. The defined benefit plans were underfunded as of December 31, 2006 by approximately $22.6 million after utilizing the actuarial methods and assumptions for purposes of Financial Accounting Standards (FAS) No. 87, “Employers’ Accounting for Pensions” and FAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of FAS Nos. 87, 86, 106 and 132(R)”. We contributed $1.8 million in 2006, contributed $5.3 million in the first nine months of 2007, and expect this to be the total cash contribution in 2007. In the event that actual results differ from the actuarial assumptions including the expected long term rate of return on plan assets, the funded status of our defined benefit plans may change and any such resulting deficiency could result in additional charges to equity and against earnings and increase our required cash contributions.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information about purchases by us during the quarter ended September 28, 2007 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

				Maximum Number (or
			Total Number of	Approximate Dollar
			Shares Purchased	Value) of Shares (or
			as Part of Publicly	Units) that May Yet Be
	Total Number of	Average Price Paid	Announced Plans	Purchased Under the
Period	Shares Purchased (1)	per Share (2)	or Programs (3)	Plans or Programs
June 30 through August 3	—	—	—	384,571
August 4 through August 31	300	$10.50	300	384,271
September 1 through September 28	—	—	—	384,271

Total	300		300

(1)	We repurchased an aggregate of 115,729 shares of our common stock pursuant to the repurchase program that we publicly announced on November 6, 2006 (the “Program”).

(2)	Exclusive of fees and costs.

(3)	Our Board of Directors approved the repurchase by us of up to an aggregate of 500,000 shares of our common stock pursuant to the Program.
On May 29, 2007, we commenced a tender offer in which we sought to acquire up to 1,900,000 shares of our common stock at a price of $10.50 per share. The tender offer expired on June 28, 2007, at which time we accepted the tender of 751,150 shares at a price of $10.50 per share. The shares were purchased by us on July 6, 2007.

ITEM 6. EXHIBITS

10.1	Form of Restricted Stock Agreement, incorporated by reference to our current report on Form 8-K dated August 1, 2007 and filed August 6, 2007.

31.1*	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 2, 2007.

31.2*	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 2, 2007.

32.1*	Certificate of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 2, 2007.

32.2*	Certificate of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 2, 2007.

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NASHUA CORPORATION (Registrant)

Date: November 2, 2007	By:	/s/ John L. Patenaude
John L. Patenaude
Vice President-Finance, Chief Financial
Officer and Treasurer
(principal financial and duly authorized officer)