Form 10-K
period 2007-12-31
NASHUA CORP
filed 2008-03-12
CIK 69680

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes: ☐     No ☑

The aggregate market value of the registrant’s voting shares of common stock held by non-affiliates of the registrant on June 29, 2007, based on $10.75 per share, the last reported sale price on the NASDAQ Global Market on that date, was $37,299,737.

The number of shares outstanding of each of the registrant’s classes of common stock, as of March 5, 2008:

Class	Number of Shares

Common Stock, $1.00 par value	5,640,636

The following documents are incorporated by reference into the Annual Report on Form 10-K: Portions of the registrant’s definitive Proxy Statement for its 2008 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

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

Recent Developments

•	We continued to streamline management as we eliminated the position of President of the Coated business during the first quarter of 2007.

•	In May 2007, we renegotiated our credit agreement which now provides a revolving credit facility of $28 million and established a $10 million term loan.

•	In May 2007, we commenced a tender offer in which we sought to acquire up to 1,900,000 shares of our common stock at a price of $10.50 per share. The tender offer expired on June 28, 2007, at which time 751,150 shares were tendered at a price of $10.50 per share for an aggregate purchase price of $7.9 million.

•	During 2007, we added a net of 6 representatives to our sales force as we continue to focus on top line growth.

•	In March 2007, the Cerion shareholder lawsuit was favorably concluded. As a result, under the terms of our directors and officers insurance policy, the insurance company refunded the litigation cost that we had previously incurred in the defense of the matter.

•	The Ricoh patent lawsuit filed against the company and other defendants was settled.

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

Label Products Segment

Our Label Products segment converts, prints and sells pressure-sensitive labels, radio frequency identification (RFID) labels and tickets and tags to distributors and end-users. Our Label Products net sales were $115.5 million, $109.7 million and $109.0 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Nashua pressure-sensitive labels and tags are used in a variety of applications including supermarket weighscale, retail shelf marking, prescription fulfillment, inventory control and tracking, automatic identification, event ticketing, and address labels. We are a major supplier of labels to the grocery, retail, manufacturing, and transportation market segments. We also supply tickets used in cinema and entertainment venues. Our RFID products are utilized for inventory control, tracking and automatic identification.

The label industry is price-sensitive and competitive and includes competitors such as Moore Wallace, a division of R. R. Donnelley & Sons Company, Hobart Corporation, a subsidiary of Illinois Toolworks, and Corporate Express, as well as numerous regional converters.

We depend on outside suppliers for most of the raw materials used by our Label Products segment. Primary materials used in producing our products include laminated pressure sensitive materials and tag materials, RFID inlays, and inks. Thermal and Non-Thermal base papers constitute a large percentage of the raw material cost for our products. As a result, our costs and market pricing are heavily impacted by changes in thermal and other paper costs. We purchase materials from multiple suppliers and believe that adequate quantities of supplies are available. However, for some important raw materials, such as certain laminated papers and inks, we either sole source or obtain supplies from a few vendors. There is no current or anticipated supply disruption, but a future supply disruption could negatively impact our operations until an alternate source of supply could be qualified. Additionally, there can be no assurance that our future operating results would not be adversely affected by either future increases in the cost of raw materials or the curtailment of supply of raw materials or sourced products.

Specialty Paper Products Segment

Our Specialty Paper Products segment coats, converts, prints and sells papers and films. Products include: thermal papers, dry-gum papers, heat seal papers, bond papers, wide-format media papers, small rolls, financial receipts, point-of-sale receipts, retail consumer products and ribbons. In February 2006, we sold certain assets of our coated carbonless product line to Nekoosa Coated Products LLC and discontinued our coated carbonless product line. Our Specialty Paper Products net sales were $160.3 million, $162.5 million and $166.7 million for the years ended December 31, 2007, 2006 and 2005, respectively.

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

Our heat seal papers are coated with an adhesive that is activated when heat is applied. We sell these products primarily to fine paper merchants who, in turn, resell them to printers who convert the papers into labels for use primarily in the pharmaceutical industry. Heat seal papers are also used in bakery, meat packaging and other barcode applications.

Small rolls of bond, carbonless and thermal papers are used for such applications as point-of-sale receipts for cash registers, credit card verification systems, financial receipts for ATMs, teller systems and check processing systems, adding machine papers, and self-service kiosk applications, such as gas station pay-at-the-pump, casino/gambling and thermal facsimile for thermal fax printers. Certain of our small roll products contain security features utilized in loss prevention applications. We sell converted small rolls to paper merchants, paper distributors, superstores, warehouse clubs, resellers and end-users. Small roll brands include Perfect Print and IBM. Our major competitors in the small roll market include NCR Corporation, Moore Wallace, a division of R. R. Donnelley & Sons Company, and several regional converters.

Wide-format media papers are premium quality coated and uncoated bond and ink jet papers untreated or treated with either resin or non-resin coatings. We sell wide-format media papers to merchants, resellers, print-for-pay retailers and end-users for use in graphic applications, signs, engineering drawings, posters and for the reproduction of original copies. Our primary competitors in the wide-format papers market are Océ N.V. and several regional converters.

We depend on outside suppliers for the raw materials used by our Specialty Paper Products segment. Primary raw materials include paper, chemicals used in producing the various coatings that we apply, inks and ribbons. Paper constitutes a large percentage of the raw material cost for our products and our competitors’ products. As a result, our costs and market pricing are heavily impacted by changes in paper costs. Generally, we purchase materials from multiple suppliers. However, we purchase some raw materials for specific coated product applications from a single supplier. While there is no current or anticipated supply disruption, a future supply disruption could negatively impact our operations until an alternate source of supply could be qualified. There can be no assurance that our future operating results would not be adversely affected by future increases in either the cost of raw materials or the curtailment of supply of raw materials or sourced products.

During the first quarter of 2006 we exited the coated carbonless product line. Certain inventories, customer list and intellectual properties were sold to Nekoosa Coated Products LLC.

Several of the products in our Specialty Paper Products segment are in mature and declining markets. These include our dry-gum papers, heat seal papers, carbonless papers, bond papers and ribbon products. Future sales and profitability for these product lines depend on our ability to maintain current prices and retain and increase our market share in these declining markets. We believe the market for thermal and wide-format papers will continue to grow in the foreseeable future.

Information About Major Customers and Products

Our 2007 net revenues for the Label Products segment include sales of our automatic identification labels to Federal Express Corporation (FedEx). The FedEx sales exceeded 10 percent of our consolidated net revenues. While no other customer represented 10 percent of our consolidated net revenues, both of our segments have significant customers. The loss of FedEx or any other significant customer or the loss of sales of our automatic identification labels could have a material adverse effect on us or our segments.

Intellectual Property

Our ability to compete may be affected by our ability to protect our proprietary information, as well as our ability to design products outside the scope of our competitors’ intellectual property rights. We hold a limited number of U.S. and foreign patents for our continuing operations, of which one is related to our Label Products segment and eight are related to our Specialty Paper Products segment, expiring in various years between 2009 and 2023. There can be no assurance that our patents will provide meaningful protection, nor can there be any assurance that third parties will not assert infringement claims against us or our customers in the future. If one of our products was ruled to be in violation of a competitor’s intellectual property rights, we could be required to expend significant resources to develop non-infringing alternatives or to obtain required licenses. There can be no assurance that we could successfully develop commercially viable alternatives or that we could obtain necessary licenses.

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

Our New Hampshire, Nebraska and California facilities are unionized. We have union contracts with our hourly employees at the New Hampshire site which expires in 2009. The union contracts for the Nebraska and California sites expire in 2012 and 2011, respectively. More information regarding the operating segments and principal products produced at each location can be found in Item 2 of Part I of this Form 10-K. There can be no assurance that future operating results will not be adversely affected by changes in either our labor wage rates or productivity.

Research and Development

Our research and development efforts have been instrumental in the development of many of our products. We direct our research efforts primarily toward developing new products and processes and improving product performance, often in collaboration with customers. Our research and development efforts are focused primarily on new thermal coating applications for our Specialty Paper and Label Products segments and RFID products for our Label Products segment. Our research and development expenditures were $.8 million in 2007 and $.6 million in 2006 and 2005.

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

Our pre-tax expenditures for compliance with environmental laws and regulations for continuing and discontinued operations were $.3 million in 2007, $.4 million in 2006, and $.3 million in 2005. Additionally, for sites which we have received notification of the need to remediate, we have assessed our potential liability and have established a reserve for estimated costs associated with the remediation. At December 31, 2007, our reserve for potential environmental liabilities was $1.0 million for continuing operations. However, liability of potentially responsible parties under CERCLA and RCRA is joint and several, and actual remediation expenses at sites where we are a potentially responsible party could either exceed or be below our current estimates. We believe, based on the facts currently known to us, our insurance coverage and the environmental reserve recorded, that our estimated remediation expense and on-going costs of compliance with environmental laws and regulations are not likely to have a material adverse effect on our consolidated financial position, results of operations, capital expenditures or our competitive place in the market.

Executive Officers

Listed below are our executive officers as of March 3, 2008. No family relationships exist among our executive officers.

Name	Age	Position

Thomas G. Brooker	49	President and Chief Executive Officer
John L. Patenaude	58	Vice President — Finance, Chief Financial Officer and Treasurer
Margaret M. Callan	41	Corporate Controller and Chief Accounting Officer
Donald A. Granholm	53	Vice President — Supply Chain Management
Thomas M. Kubis	47	Vice President of Operations
William Todd McKeown	42	Vice President of Sales and Marketing
Michael D. Travis	48	Vice President of Marketing

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

Mr. Granholm has been our Vice President — Supply Chain Management since September 2006 and an executive officer since May 2007. From January 1995 to September 2006, Mr. Granholm was Vice President — Transportation Network Planning for DHL Worldwide Express.

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

Employees

We had 761 full-time employees at February 1, 2008. Approximately 213, or 28.0 percent, of our employees are members of one of several unions, principally the United Steelworkers of America. We believe our employee relations are satisfactory.

Our significant labor agreements include:

	Approximate #
	of Employees
Union	Covered	Location	Expiration Date

United Steelworkers of America	97	Omaha, NE	March 31, 2012
United Steelworkers of America	77	Merrimack, NH	April 5, 2009
United Commercial Food Workers	39	Vernon, CA	March 7, 2011

Forward-Looking and Cautionary Statements

Information we provide in this Form 10-K may contain forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995. We may also make forward-looking statements in other reports we file with the Securities and Exchange Commission, in materials we deliver to stockholders and in our press releases. In addition, our representatives may, from time to time, make oral forward-looking statements. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that is not directly related to historical or current fact. Words such as “anticipate,” “believe,” “can,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “should,” “will” and similar expressions are intended to identify such forward-looking statements. Forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from those anticipated. Such risks and uncertainties include, but are not limited to, our future capital needs, stock market conditions, the price of our stock, fluctuations in customer demand, intensity of competition from other vendors, timing and acceptance of our new product introductions, general economic and industry conditions, delays or difficulties in programs designed to increase sales and improve profitability and other risks detailed in this Form 10-K and our other filings with the Securities and Exchange Commission. We assume no obligation to update the information contained in this Form 10-K or to revise our forward-looking statements.

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

The markets for our products are highly competitive, and our ability to effectively compete in those markets is critical to our future success. Our future performance and market position depend on a number of factors, including our ability to react to competitive pricing pressures, our ability to hire qualified sales personnel, our ability to maintain manufacturing costs, our ability to introduce new value-added products and services to the market and our ability to react to the commoditization of products. Our performance could also be impacted by external factors, such as:

•	increasing pricing pressures from competitors in the markets for our products;

•	a faster decline than anticipated in the more mature, higher margin product lines, such as heat seal and dry- gum products, due to changing technologies;

•	natural disasters such as hurricanes, floods, earthquakes and pandemic events, which could cause our customers to close a number or all of their stores or operations for an extended period of time causing our sales to be reduced during the period of closure;

•	our ability to pass on raw material price increases to customers;

•	our ability to pass on increased freight cost due to fuel price fluctuations; and

•	our ability to pass on manufacturing cost increases.

Our Specialty Paper Products segment operates a manufacturing facility in New Hampshire, which has relatively higher operating costs compared to manufacturing locations in other parts of the United States where some of our competitors are located or operate. Some of our competitors may be larger in size or scope than we are, which may allow them to achieve greater economies of scale on a global basis or allow them to better withstand periods of declining prices and adverse operating conditions.

In addition, there has been an increasing trend among our customers towards consolidation. With fewer customers in the market for our products, the strength of our negotiating position with these customers could be weakened, which could have an adverse effect on our pricing, margins and profitability.

We have a wide diversity of customers but there are a number of individual customers that could impact our financial condition. The business risk associated with these customers relates to potential sales declines due to their individual business needs or loss of business to competitors and increased credit risk due to the concentration of these customers.

Increases in raw material costs or the unavailability of raw materials may adversely affect our profitability.

We depend on outside suppliers for most of the raw materials used in our business. Although we believe that adequate supplies of the raw materials we use are available, any significant decrease in supplies, any increase in costs or a greater increase in delivery costs for these materials could result in a decrease in our margins, which could harm our financial condition. Our Specialty Paper Products and Label Products segments are impacted by the economic conditions and the plant capacity dynamics within the paper and label industry. In general, the availability and pricing of commodity paper such as uncoated face sheet is affected by the capacity of the paper mills producing the products. Cost increases at paper manufacturers, or other producers of the raw materials which we use in our business, and capacity constraints in paper manufacturers’ operations could cause increases in the costs of raw materials, which could harm our financial condition if we are unable to recover the cost from our customers. Conversely, an excess supply of materials by manufacturers could result in lower selling prices and the risk of eroded margins.

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

Funding for the defined benefit pension plans we sponsor is determined based upon the funded status of the plans and a number of actuarial assumptions, including an expected long-term rate of return on plan assets and the discount rate utilized to compute pension liabilities. All of our defined benefit pension plan benefits are frozen. The defined benefit plans were underfunded as of December 31, 2007 by approximately $24.7 million after utilizing the actuarial methods and assumptions for purposes of Financial Accounting Standards (FAS) No. 87, Employers’ Accounting for Pensions and FAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of FAS Nos. 87, 86, 106 and 132(R). As a result, we expect to experience an increase in our future cash contributions to our defined benefit pension plans. We contributed $5.3 million in 2007 and $1.8 million in 2006. In the event that actual results differ from the actuarial assumptions, the funded status of our defined benefit plans may change and any such resulting deficiency could result in additional charges to equity and against earnings and increase our required cash contributions.

We are dependent on key personnel and on the retention and recruiting of key personnel for our future success.

Our future success depends to a significant extent on the continued service of our key administrative, manufacturing, sales and senior management personnel. We do not have employment agreements with most of our executives and do not maintain key person life insurance on any of these executives. We do have an employment agreement with Thomas G. Brooker, who has served as our President and Chief Executive Officer since May 4, 2006. The loss of the services of one or more of our key employees could significantly delay or prevent the achievement of our business objectives and could harm our business. While we have entered into executive severance agreements with many of our key employees, there can be no assurance that the severance agreements will provide adequate incentives to retain these employees. Our future success also depends on our continuing ability to attract, retain and motivate highly skilled employees for key positions. There is market competition for qualified employees. We may not be able to retain our key employees or attract, assimilate or retain other highly qualified employees in the future.

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

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new Securities and Exchange Commission regulations and the NASDAQ Stock Market rules, are creating uncertainty for companies such as ours. These new or changed laws, regulations and standards are subject to varying interpretations in many cases and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, our efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased general and administrative expenses and management time and attention. In particular, our efforts to comply with Section 404 of Sarbanes-Oxley and the related regulations regarding our required assessment of our internal controls over financial reporting and our external auditors’ audit of that assessment has required the commitment of significant financial and managerial resources. We began complying with the Section 404 requirements for our fiscal year ending December 31, 2007. We expect our compliance efforts to require the continued commitment of significant resources. Additionally, if our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies, our reputation may be harmed and we might be subject to sanctions or investigation by regulatory authorities, such as the Securities and Exchange Commission. Any such action could adversely affect our business and the market price of our stock.

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

Principal Properties

	Total Square
Location	Footage	Nature of Products Produced

Corporate
Nashua, New Hampshire (leased)	8,000	none (corporate offices)
Park Ridge, Illinois (leased)	11,000	none (administrative offices)
Specialty Paper Products Segment
Merrimack, New Hampshire (leased)	156,000	coated paper products
Jefferson City, Tennessee	198,000	converted paper products
Vernon, California (leased)	61,000	converted paper products
Cranbury, New Jersey (leased)	31,000	none (warehousing)
Plymouth, Massachusetts (leased)	7,000	none (sales and warehousing offices)
Kent, Washington (leased)	10,000	none (warehousing)
Label Products Segment
Omaha, Nebraska	170,000	label products
Jefferson City, Tennessee	60,000	label products
Jacksonville, Florida (leased)	42,000	label products

Item 3.	Legal Proceedings

Ricoh

On October 14, 2003, Ricoh Company, Ltd., Ricoh Corporation and Ricoh Electronics, Inc., collectively referred to as Ricoh, filed a First Amended Complaint for Patent Infringement, Trademark Infringement, and Unfair Competition joining us as a co-defendant in an action pending in the United States District Court for the District of New Jersey, Civil Action No. 03-CV-2612 (WHW). The case was originally filed against two other defendants in May 2003. The First Amended Complaint accuses us of willful patent infringement, trademark infringement, trademark counterfeiting, false advertising, false designation of origin, and unfair competition by virtue of our manufacture and sale of toner bottles for use in Ricoh photocopiers. Ricoh requested injunctive relief, damages, attorneys’ fees, treble damages as a result of the alleged willful patent and trademark infringement, and statutory damages.

On January 16, 2008, we reported that we and the other defendants entered into a Settlement Agreement with Ricoh. We have no monetary liability under the terms of the agreement. On February 1, 2008, the District Court ordered that all claims and counterclaims asserted by the parties be dismissed with prejudice and without costs to any party.

Environmental

We are involved in certain environmental matters and have been designated by the Environmental Protection Agency, referred to as the EPA, as a potentially responsible party for certain hazardous waste sites. In addition, we have been notified by certain state environmental agencies that some of our sites not addressed by the EPA require remedial action. These sites are in various stages of investigation and remediation. Due to the unique physical characteristics of each site, the technology employed, the extended timeframes of each remediation, the interpretation of applicable laws and regulations and the financial viability of other potential participants, our ultimate cost of remediation is difficult to estimate. Accordingly, estimates could either increase or decrease in the future due to changes in such factors. At December 31, 2007, based on the facts currently known and our prior experience with these matters, we have concluded that it is probable that site assessment, remediation and monitoring costs will be incurred. We have estimated a range for these costs of $1.0 million to $1.7 million for continuing operations. These estimates could increase if other potentially responsible parties or our insurance carriers are unable or unwilling to bear their allocated share and cannot be compelled to do so. At December 31, 2007, our accrual balances relating to environmental matters were $1.0 million for continuing operations. Based on information currently available, we believe that it is probable that the major potentially responsible parties will fully pay the costs apportioned to them. We believe that our remediation expense is not likely to have a material adverse effect on our consolidated financial position or results of operations.

State Street Bank and Trust

On October 24, 2007, we filed a Class Action Complaint with the United States District Court for the District of Massachusetts, against State Street Bank and Trust, State Street Global Advisors, Inc. and John Does 1-20. On January 14, 2008, the Nashua Pension Plan Committee filed a revised Complaint with the United States District Court for the District of New York, against State Street Bank and Trust, State Street Global Advisors, Inc., and John Does 1-20. The Complaint alleges that the defendants violated their obligation as fiduciaries under the Employment Retirement Income Securities Act of 1974.

Other

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

(a)	Market Information, Holders and Dividends

Our common stock is listed and traded on the NASDAQ Global Market under the symbol “NSHA.” As of December 31, 2007, the number of record holders of our common stock was 846. The following table sets forth the high and low sales price per share for our common stock as reported by the NASDAQ Global Market for each period indicated.

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter	Year

2007
High	$9.38	$10.79	$13.41	$12.40	$13.41
Low	$7.27	$8.22	$10.25	$10.30	$7.27
2006
High	$8.62	$10.29	$7.50	$8.48	$10.29
Low	$6.20	$6.70	$5.70	$5.96	$5.70

Our ability to pay dividends is restricted under the provisions of our debt agreement which allows us to use cash for dividends to the extent that the availability under the line of credit exceeds $3.0 million. We did not declare or pay a cash dividend on our common stock in 2007 or 2006.

(b)	Issuer Purchases of Equity Securities during the Quarter ended December 31, 2007

The following table provides information about purchases by us during the quarter ended December 31, 2007 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

				Maximum Number (or
				Approximate Dollar
			Total Number of	Value) of Shares
			Shares Purchased as	(or Units) that May
	Total Number	Average	Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the
Period	Purchased(1)	per Share	or Programs(2)	Plans or Programs

September 29 through November 2	—	—	—	384,271
November 3 through November 30	—	—	—	384,271
December 1 through December 31	—	—	—	384,271

Total	—		—

(1)	We repurchased an aggregate of 115,729 shares of our common stock pursuant to the repurchase program that we publicly announced on November 6, 2006 (the “Program”).

(2)	Our Board of Directors approved the repurchase by us of up to an aggregate of 500,000 shares of our common stock pursuant to the Program.

The Program to repurchase our common stock ended on December 31, 2007.

On May 29, 2007, we commenced a tender offer in which we sought to acquire up to 1,900,000 shares of our common stock at a price of $10.50 per share. The tender offer expired on June 28, 2007, at which time we accepted the tender of 751,150 shares at a price of $10.50 per share. The shares were purchased by us on July 6, 2007.

Item 6.	Selected Financial Data

Not required.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management Discussion and Analysis should be read in conjunction with Item 1: Business, and Item 8: Financial Statements and Supplementary Data.

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

Beginning with the first quarter of 2007, and related to changes in the management of our business and changes in our sales force, our chief operating decision maker for both operating segments is our Chief Executive Officer. For financial decision-making he utilizes financial reports that include net sales, cost of products sold and gross margin by operating segment. Selling, distribution, general, administrative and research and development expenses are reported on a consolidated basis.

Our net sales increased to $272.8 million in 2007 compared to $269.0 million in 2006. Our gross margin percentage increased to 17.7 percent in 2007 compared to 15.1 percent in 2006. Our selling and distribution expenses increased $.2 million and our administrative expenses decreased $2.1 million in 2007. Our results from continuing operations before income taxes increased to $6.5 million in 2007 compared to $4.1 million in 2006. Our 2006 results from continuing operations included a $9.0 million gain on the sale of our real estate located in Merrimack, New Hampshire. These financial results are further discussed in the Consolidated Results of Operations.

During 2007, we had the following developments:

•	We continued to streamline the management of the business as we eliminated the position of President of the Coated business during the first quarter of 2007. We recognized $0.2 million of severance in connection with this change, which was offset by savings of $0.2 million during the year.

•	In May 2007, we renegotiated our credit agreement which now provides a revolving credit facility of $28 million and established a $10 million term loan.

•	In May 2007, we commenced a tender offer in which we sought to acquire up to 1,900,000 shares of our common stock at a price of $10.50 per share. The tender offer expired on June 28, 2007 at which time 751,150 shares were tendered at a price of $10.50 per share for an aggregate of $7.9 million.

•	During 2007, we added a net of 6 representatives to our sales force as we continue to focus on top line growth.

•	In March 2007, the Cerion litigation was favorably concluded. As a result, under the terms of our officers and directors insurance policy, the insurance company refunded the litigation cost that we had previously incurred in the defense of the matter.

•	The Ricoh patent lawsuit filed against the company and other defendants was settled.

During 2006, we had numerous developments which impacted us and our results. These developments are as follows:

•	On May 4, 2006, Thomas Brooker joined us as Chief Executive Officer and President replacing Andrew Albert in these capacities. Mr. Albert remained with us as Chairman of the Board.

•	During the first quarter, we:

•	Renegotiated our credit agreements with our lenders LaSalle Bank National Association and Bank of America;

•	Entered into a definitive agreement with Katun Corporation relative to the sale of certain assets of our toner and developer business;

•	Exited our coated carbonless business selling certain assets including inventory, customer list and certain trademarks to Nekoosa Coated Products LLC, incurring severance and inventory write downs in the process; and

•	Froze pension benefits for hourly employees in Omaha, Nebraska.

•	During the second quarter, we:

•	Consolidated our manufacturing space in Merrimack, New Hampshire to approximately 156,000 square feet; and

•	Sold assets of our toner and developer business of our former Imaging Supplies segment.

•	During the third quarter, we:

•	Streamlined senior management to be more aligned with customer needs and expected future revenue growth. We recognized a $.7 million severance charge associated with this change;

•	Closed our St. Louis, Missouri label converting facility and consolidated the converting of labels into facilities located in Jacksonville, Florida, Jefferson City, Tennessee and Omaha, Nebraska;

•	Moved our St. Augustine, Florida label converting facility to a new state-of-the-art facility in Jacksonville, Florida;

•	Froze pension benefits for certain hourly employees in Merrimack, New Hampshire. We recognized a pension curtailment loss of $.8 million; and

•	Froze benefits and terminated future benefits under our postretirement benefit plans for certain hourly employees located in Merrimack, New Hampshire. We recognized a postretirement curtailment gain of $.2 million.

•	During the fourth quarter, we:

•	Sold our real estate located in Nashua, New Hampshire for $2.0 million;

•	Sold our real estate located in Merrimack, New Hampshire for $17.1 million, net of expenses. We recognized a gain on the sale of $9.0 million. We deferred the remainder of the gain on the sale, approximately $3.3 million, over the five-year duration of the lease for the portion of the Merrimack property we leased back;

•	Consolidated the Label and Converting sales force and provided training to allow sales representatives to focus on increasing sales with existing and prospective customers through a consultative process;

•	Implemented a share repurchase program approving a repurchase of up to 500,000 shares. As of December 31, 2006, we had repurchased 15,429 shares of our common stock; and

•	Received a favorable ruling from the Supreme Court of Illinois relative to the Cerion shareholder litigation.

•	During 2006 we reduced bank debt from approximately $26.0 million at December 31, 2005 to $2.0 million at December 31, 2006.

Consolidated Results of Operations

The consolidated results of operations should be read in conjunction with the individual segment results.

	For the Years Ended		2007 vs. 2006
	December 31,		Dollar	Percent
	2007	2006	Change	Change
	(In millions)

Net sales
Label Products	$115.5	$109.7	$5.8	5.3
Specialty Paper Products	160.3	162.5	(2.2)	(1.4)
Other	4.1	2.5	1.6	64.0
Eliminating	(7.1)	(5.7)	(1.4)	24.6

Consolidated net sales	272.8	269.0	3.8	1.4
Gross margin
Label Products	21.0	16.3	4.7	28.8
Specialty Paper Products	26.5	24.1	2.4	10.0
Other	.7	.2	.5	250.0

Consolidated gross margin	48.2	40.6	7.6	18.7
Gross margin %	17.7%	15.1%	—	—
Selling and distribution expenses	24.1	23.9	.2	.8
General and administrative expenses	17.0	19.1	(2.1)	(11.0)
Research and development expenses	.8	.6	.2	33.3
Net loss on curtailment of pension and postretirement benefits	—	.6	(.6)	—
Other income	(1.2)	(1.2)	—	—
Gain on sale of real estate	—	(9.0)	9.0	—
Impairment of intangible assets	—	.6	(.6)	—
Loss from equity investments	.2	.4	(.2)	(50.0)
Interest expense, net	.9	1.5	(.6)	(40.0)
Income from continuing operations before income taxes	6.5	4.1	2.4	58.5
Income from discontinued operations, net of taxes	.3	1.6	(1.3)	(81.3)
Net income	$4.1	$3.6	$.5	13.9

Our net sales increased $3.8 million to $272.8 million in 2007, from $269.0 million in 2006.

•	The increase from 2006 to 2007 was primarily due to a $5.8 million increase in sales in our Label Products segment partially offset by $2.2 million decrease in sales in our Specialty Paper Products segment.

•	Net sales for both of our business segments are discussed in detail under “Results of Operations by Reportable Operating Segment.”

Our gross margin was $48.2 million in 2007 compared to $40.6 million in 2006. Our gross margin percentage increased to 17.7 percent in 2007 compared to 15.1 percent in 2006.

•	The margin percent in 2007 compared to 2006 improved in both of our operating segments. The increases were primarily attributable to higher sales volume and reduced manufacturing costs.

•	Gross margin changes for both of our business segments are discussed in detail under “Results of Operations by Reportable Operating Segment.”

Selling and distribution expenses increased to $24.1 million in 2007 compared to $23.9 million in 2006. As a percent of sales, selling and distribution expenses decreased to 8.8 percent in 2007 compared to 8.9 percent in 2006.

•	The $.2 million increase was due to an increase in selling expenses of $.6 million partially offset by a decrease in distribution expenses of $.4 million. Selling expenses increased in 2007 primarily due to increased commission related to increased commissionable sales and higher travel expenses related to the additional sales representatives hired during the year partially offset by reduced external marketing expense. Distribution expenses decreased primarily as the result of increased sales to customers who take title to the product purchased at our manufacturing locations especially in our Label Products segment.

General and administrative expenses decreased to $17.0 million in 2007 compared to $19.1 million in 2006. As a percent of sales, general and administrative expenses were 6.2 percent in 2007 compared to 7.1 percent in 2006.

•	The decrease in general and administrative expenses in 2007 compared to 2006 was primarily due to reduced employee costs as a result of our streamlining of senior management as well as reduced telephone and legal expenses. The savings were partially offset by increased management incentive cost. General and administrative expenses for 2006 were negatively impacted by severance expense related to the streamlining of senior management, utility expenses for unused manufacturing space located in Merrimack, New Hampshire and expenses related to the impairment of intangible assets.

Research and development expenses increased to $.8 million in 2007 compared to $.6 million in 2006. As a percent of sales, research and development expenses were .3 percent in 2007 compared to .2 percent in 2006.

•	The $.2 million increase was primarily the result of increased personnel costs.

Net loss on curtailment of pension and post retirement plans was $0 million in 2007 compared to $.6 million in 2006.

•	The loss of $.6 million in 2006 resulted from a loss of $.8 million related to the freezing of our defined benefit pension plan for certain hourly employees which more than offset the gain from the curtailment of our medical postretirement benefits for certain hourly employees in our Specialty Paper Products segment located in Merrimack, New Hampshire.

Other income remained unchanged at $1.2 million in 2007 compared to 2006.

•	Other income in 2007 includes amortization of the deferred gain from the sale of New Hampshire real estate in 2006 and royalty income related to the 2006 sale of toner formulations.

•	Other income in 2006 includes income from the rental of warehouse space previously unutilized by us in our Merrimack, New Hampshire facility included in the Specialty Paper Products segment. Our Merrimack facilities were sold on November 29, 2006.

We recognized a gain on sale of real estate in 2006 of $9.0 million relating to the sale of property located in Merrimack, New Hampshire. We entered into a five-year lease agreement with the buyer to lease back a portion of the space for continued manufacturing use by our Specialty Paper Products segment.

During the fourth quarter of 2006, we recognized an impairment loss of $.6 million related to asset acquisitions included in our Label Products segment as discussed in Note 3.

Loss from equity investments decreased to $.2 million compared to $.4 million in 2006. The losses related to our investment in Tec Print, LLC.

Net interest expense decreased to $.9 million in 2007 compared to $1.5 million in 2006. Our weighted average annual interest rate on long-term debt was 5.5 percent compared to 7.3 percent in 2006. Our average balance on long-term debt decreased $9.9 million to $10.0 million from 2006 to 2007.

•	The $.6 million decrease in net interest expense was due to a decrease in interest expense of $.9 million and a $.1 million increase in interest income partially offset by a $.4 million expense related to the change in the fair value of our interest rate swap. The decrease in interest expense is the result of a reduction in debt while the increase in interest income is related to an increase in our cash balance as a result of our restated credit agreement. Our restated credit agreement and interest rate swap are discussed in detail under “Liquidity, Capital Resources and Financial Condition.”

Our income from continuing operations before income taxes was $6.5 million in 2007 compared to $4.1 million in 2006.

•	The $2.4 million increase in our pre-tax income from 2006 to 2007 was primarily due to increased gross margin in both operating segments and lower general and administrative expenses.

Our annual effective income tax rate from continuing operations was a provision of 40.6 percent in 2007, and is higher than the U.S. statutory rate of 35 percent primarily due to the impact of state taxes (4.8%) and an increase in the valuation reserve (3.0%) partially reduced by the impact of other non-deductible and deductible items (2.2%). The annual effective income tax rate from continuing operations for 2006 was 51.0 percent which is higher than the U.S. statutory rate of 35 percent due to the impact of state income taxes (4.8%), the increase in the valuation reserve (7.2%) relative to the potential loss of utilization of state loss carryforwards and credits against state taxes, and an adjustment of deferred tax assets (3.2%).

Our income from continuing operations, net of income taxes, for 2007 was $3.9 million, or $0.67 per share, compared to $2.0 million, or $0.32 per share, for 2006.

Income from discontinued operations, net of taxes, for 2007 was $.3 million, or $0.05 per share, compared to $1.6 million, or $0.26 per share, for 2006. The results of our discontinued operations for 2007 represent the reimbursement of our legal fees related to the Cerion litigation which was dismissed by the courts. The results of our discontinued operations for 2006 relate primarily to the exit of our toner and developer business, which was previously included in our former Imaging Supplies segment.

Our net income for 2007 was $4.1 million, or $0.72 per share, compared to $3.6 million, or $0.58 per share, for 2006.

Results of Operations by Reportable Operating Segment

Label Products Segment

			Dollar	Percent
	For the Years Ended		Change	Change
	December 31,		2007 vs.	2007 vs.
	2007	2006	2006	2006
		(In millions)

Net sales	$115.5	$109.7	$5.8	5.3
Gross margin	21.0	16.3	4.7	28.8
Gross margin %	18.2%	14.9%	—	—

Net sales for our Label Products segment increased to $115.5 million in 2007, from $109.7 million in 2006.

•	The $5.8 million, or 5.3 percent, increase in net sales in 2007 compared to 2006 resulted primarily from an $8.8 million increase in our automatic identification product line, a $.3 million increase in our pharmacy product line and a $1.5 million increase in other miscellaneous product lines. The increases were partially offset by decreases of $2.3 million in our retail shelf product line, $1.5 million in our EDP product line and $1.0 million in our supermarket scale product line. The increase in our automatic identification product line was primarily due to increased volume from existing customers and new business. The decrease in our retail shelf product line resulted from lost business, a portion of which is now provided by the customer itself. The decrease in sales of our EDP product line is primarily the result of market erosion as a result of changing technology. The decrease in our supermarket scale product line was the result of reduced business from several customers.

Gross margin for our Label Products segment increased to $21.0 million in 2007, from $16.3 million in 2006. The gross margin percentage increased to 18.2 percent in 2007 compared to 14.9 percent in 2006.

•	The gross margin increase of $4.7 million in 2007 compared to 2006 was primarily due to reduced overhead spending and increased sales volume in 2007. The gross margin in 2006 was unfavorably impacted by severance expense related to restructuring of the Omaha, Nebraska workforce and the St. Louis, Missouri plant closure, the St. Louis, Missouri plant closure expenses and higher pension and workers compensation expenses.

Specialty Paper Products Segment

			Dollar	Percent
	For the Years Ended		Change	Change
	December 31,		2007 vs.	2007 vs.
	2007	2006	2006	2006
	(In millions)

Net sales	$160.3	$162.5	$(2.2)	(1.4)
Gross margin	26.5	24.1	2.4	10.0
Gross margin %	16.5%	14.8%	—	—

Our Specialty Paper products segment reported net sales of $160.3 million in 2007 compared to net sales of $162.5 million in 2006.

•	The $2.2 million, or 1.4 percent, decrease in net sales in 2007 compared to 2006 was primarily due to decreased sales of $3.1 million in our ribbon and laser cartridge product line, $2.4 million in our financial product line, $2.2 million in our IBM branded product line, $.6 million in our wide-format product line, $.7 million in our coated carbonless product line, $.6 million in our heatseal product line, $.8 million in our carbonless product line, $.5 million in our core bond product line and $1.1 million in other miscellaneous product lines. The decrease was partially offset by increases of $6.3 million in our thermal point of sale product line, $1.8 million in our thermal facesheet product line, $1.0 million in our thermal film product line and $.7 million in our thermal ticket and tag product line. The decreases in our ribbon and laser cartridge and financial products product lines resulted from the loss of several major customers. The decrease in our IBM branded product line related to a transfer to our unbranded thermal point of sale product line and lower pricing to a major customer. The decrease in our wide-format product line was primarily due to market erosion in one of our mature products. The decrease in our coated carbonless product line was the result of the exit of that portion of our coated business in the first quarter of 2006. The net sales increase in our thermal point of sale product line was related to the transfer from our IBM branded products to unbranded products and increased sales to existing and new customers. The increase in our thermal facesheet product line resulted primarily from increased sales of a new product and increased sales to existing customers.

Gross margin for our Specialty Paper Products segment increased to $26.5 million in 2007 compared to $24.1 million in 2006. The gross margin percentage increased to 16.5 percent in 2007 compared to 14.8 percent in 2006.

•	The gross margin percentage increase in 2007 compared to 2006 was due primarily to higher sales volume and lower manufacturing costs in our thermal point of sale product lines partially offset by increased overhead and raw material prices in our wide-format product line. Gross margin for 2006 was unfavorably impacted by Merrimack, New Hampshire manufacturing space consolidation costs and severance related to our exit of the coated carbonless business.

Discontinued Operations

Discontinued operations include, among other items, the reimbursement of our legal cost paid related to the Cerion litigation which was concluded in the quarter ended March 30, 2007, the results of our toner and developer business, the liquidation of an inactive foreign subsidiary and an environmental expense related to a former division for the year ended December 31, 2006:

	For the Year Ended December 31,
	2007	2006
	(In thousands)

Toner and developer:
Income, net of taxes	$—	$91
Gain on disposal, net of taxes	—	1,330

Toner and developer discontinued operations, net of income taxes	—	1,421
Loss from environmental exposure, net of taxes	—	(180)
Gain from liquidation on foreign subsidiary, net of income taxes	—	352
Gain from reimbursement of insurance deductible, net of taxes	289	—

Income from discontinued operations, net of income taxes	$289	$1,593

In March 2007, we received $.5 million ($.3 million, net of taxes) from our insurance provider for the reimbursement of legal fees paid by us related to the Cerion litigation which was dismissed by the courts.

We ceased operations of our toner and developer business, which was included in our former Imaging Supplies segment, on March 31, 2006. Our toner and developer business employed approximately 70 people located primarily at our facilities in Nashua and Merrimack, New Hampshire. During 2006, we sold certain formulations and other assets of the toner and developer business and we received net proceeds of $4.1 million and recorded a gain of $1.3 million, net of income taxes. We retained our resin product line which was part of our former Imaging Supplies segment and is now classified in the “all other” category.

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

Income from the reimbursement of legal fees related to the Cerion litigation for the year ended December 31, 2007 and the results of our toner and developer business, the liquidation of an inactive foreign subsidiary and environmental expense of a former division for the year ended December 31, 2006 are summarized as follows:

	For the Year Ended
	December 31,
	2007	2006
	(In thousands)

Net sales	$—	$7,459
Income before income taxes	500	2,802
Income taxes	211	1,209

Income from discontinued operations	$289	$1,593

Liquidity, Capital Resources and Financial Condition

Our primary sources of liquidity are cash flow provided by operations and our revolving credit facility with LaSalle Bank National Association and other lenders. Our cash flows from continuing and discontinued operations are combined in our consolidated statements of cash flows. Our future cash flows from discontinued operations are not expected to have a material affect on future liquidity and capital resources. Set forth below is a summary of our cash activity for the years ended December 31, 2007 and 2006:

	For the Year Ended December 31
Cash Provided by (Used in):	2007	2006
	(In millions)

Operating activities	$7.9	$5.1
Investing activities	(1.5)	18.7
Financing activities	.7	(24.2)

Increase (decrease) in cash and cash equivalents	$7.1	$(0.4)

Cash provided by operating activities

Cash flow from operations of $7.9 million was generated primarily by our net income as adjusted for depreciation and amortization combined with a decrease in inventory balances which were partially offset by a contribution to our pension plans and a decrease in accounts payable. The decrease in our inventory balance was primarily in our Specialty Paper Products segment.

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

Cash provided by and used in investing activities

During 2007, cash used in investing activities of $1.5 million was primarily the result of investment in plant and equipment of $1.3 million and a $.2 million equity investment in Tec Print LLC. Capital expenditures for 2008 are expected to be in the range between $2.0 million and $3.0 million. Funding of the projected capital expenditures is expected to be provided by operating cash flows.

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

Cash provided by and used in financing activities

Cash provided by financing activities of $.7 million primarily includes $10 million proceeds from our second amended and restated credit agreement, which is described in detail below, $.6 million proceeds from shares exercised under stock option plans, and $1.0 million received as repayment of a loan by a related party, offset by a payment of $7.9 million for the repurchase of shares as part of our tender offer, $.3 million in payments made for expenses related to the tender offer, a $2.0 million repayment on the revolving portion of our long-term debt and $.8 million related to our repurchase of shares of our common stock as part of the repurchase program which was announced on November 6, 2006.

Cash used in financing activities of $24.2 million in 2006 related primarily to a repayment of our long-term debt using proceeds from the sale of our Merrimack and Nashua, New Hampshire properties, and from the sale of certain formulations, equipment and other assets from our toner and developer business.

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

The interest rate on loans outstanding under the Restated Credit Agreement is based on the total debt to adjusted EBITDA ratio and is, at our option, either (1) a range from zero to .25 percent over the base rate (prime) or (2) a range from 1.25 percent to 2 percent over LIBOR. We are also subject to a non-use fee for any unutilized portion of the revolving credit facility under the Restated Credit Agreement, which ranges from .25 percent to .375 percent, based on our total debt to adjusted EBITDA ratio.

For the years ended December 31, 2007 and December 31, 2006, the weighted average annual interest rate on our long-term debt was 5.5 percent and 7.3 percent, respectively. We had $24.8 million of available borrowing capacity at December 31, 2007 under our revolving loan commitment. We had $3.2 million of obligations under standby letters of credit with the banks which are included in our bank debt when calculating our borrowing capacity.

Furthermore, without prior consent of our lenders, the Restated Credit Agreement limits, among other things, annual capital expenditures to $8.0 million, the incurrence of additional debt and restricts the sale of certain assets and merger or acquisition activities. We may use cash for dividends or the repurchase of shares to the extent that the availability under the line of credit exceeds $3.0 million. We were in compliance with the financial covenants and our compliance at December 31, 2007 under the Restated Credit Agreement is as follows:

December 31, 2007
Covenant	Requirement	Compliance

• Maintain a fixed charged coverage ratio	Not less than 1.5 to 1.0	14.8 to 1.0
• Maintain a funded debt to adjusted EBITDA ratio	Less than 2.75 to 1.0	1.1 to 1.0

Pursuant to our Restated Credit Agreement at December 31, 2007, our minimum payment obligations relating to long-term debt are as follows:

	Fiscal Year Ending December 31,
	2008	2009	2010	2011	2012	2024	Total
	(In thousands)

Term portion of long-term debt	$1,875	$2,500	$2,500	$2,500	$625	$—	$10,000
Industrial revenue bond	—	—	—	—	—	2,800	2,800

	$1,875	$2,500	$2,500	$2,500	$625	$2,800	$12,800

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

This derivative does not qualify for hedge accounting therefore, changes in fair value of the hedge instrument are recognized in earnings. We recognized a $.3 million mark-to-market expense in 2007 and a $.1 million mark-to-market income in 2006, both related to the change in fair value of the derivative. The fair market value of the derivative resulted in a liability of $.3 million at December 31, 2007, and an asset of $.1 million at December 31, 2006, which were determined based on current interest rates and expected trends.

We have net deferred tax assets of $11.0 million on our consolidated balance sheets at December 31, 2007. We expect the tax assets to be fully utilized in the future based on our expectations of future taxable income. We expect future cash expenditures to be less than taxes provided in the financial statements.

As referenced in Note 11 to our Consolidated Financial Statements, we maintain defined benefit pension plans. We made a cash contribution of $5.3 million to our pension plans in 2007. We intend to contribute approximately $6.2 million to our pension plans in 2008.

The 2007 cash payment for the Supplemental Executive Retirement Plan was $.3 million. For 2008, the estimated payments to retirees are $.3 million. The 2007 cash payments for postretirement benefits were $.2 million. For 2008, the estimated cash payments are expected to be $.1 million.

During the fourth quarter of 2006, our Board of Directors authorized the repurchase of up to 500,000 shares of our common stock from time to time on the open market or in privately negotiated transactions. In 2006, we repurchased and retired 15,429 shares totaling $.1 million. During 2007, we repurchased and retired 100,300 shares totaling $.8 million. The share repurchase program expired on December 31, 2007.

On May 29, 2007, we commenced a tender offer in which we sought to acquire up to 1,900,000 shares of our common stock at a price of $10.50 per share. The tender offer expired on June 28, 2007 at which time 751,150 shares were tendered at a price of $10.50 per share. During the third quarter of 2007, we settled the obligation of the tender offer and paid $7.9 million for the tendered shares. Transaction fees of $.3 million were paid during 2007 and recorded as a reduction to retained earnings. The transaction fees include the dealer manager, information agent, depositary, legal and other fees.

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

Litigation and Other Matters

Ricoh

On October 14, 2003, Ricoh Company, Ltd., Ricoh Corporation and Ricoh Electronics, Inc., collectively referred to as Ricoh, filed a First Amended Complaint for Patent Infringement, Trademark Infringement, and Unfair Competition joining us as a co-defendant in an action pending in the United States District Court for the District of New Jersey, Civil Action No. 03-CV-2612 (WHW). The case was originally filed against two other defendants in May 2003. The First Amended Complaint accuses us of willful patent infringement, trademark infringement, trademark counterfeiting, false advertising, false designation of origin, and unfair competition by virtue of our manufacture and sale of toner bottles for use in Ricoh photocopiers. Ricoh requested injunctive relief, damages, attorneys’ fees, treble damages as a result of the alleged willful patent and trademark infringement, and statutory damages.

On January 16, 2008, we reported that we and the other defendants entered into a Settlement Agreement with Ricoh which is effective December 28, 2007. We have no monetary liability under the terms of the agreement. On February 1, 2008, the District Court ordered that all claims and counterclaims asserted by the parties be dismissed with prejudice and without costs to any party.

Environmental

We are involved in certain environmental matters and have been designated by the Environmental Protection Agency, referred to as the EPA, as a potentially responsible party for certain hazardous waste sites. In addition, we have been notified by certain state environmental agencies that some of our sites not addressed by the EPA require remedial action. These sites are in various stages of investigation and remediation. Due to the unique physical characteristics of each site, the technology employed, the extended timeframes of each remediation, the interpretation of applicable laws and regulations and the financial viability of other potential participants, our ultimate cost of remediation is difficult to estimate. Accordingly, estimates could either increase or decrease in the future due to changes in such factors. At December 31, 2007, based on the facts currently known and our prior experience with these matters, we have concluded that it is probable that site assessment, remediation and monitoring costs will be incurred. We have estimated a range for these costs of $1.0 million to $1.7 million for continuing operations. These estimates could increase if other potentially responsible parties or our insurance carriers are unable or unwilling to bear their allocated share and cannot be compelled to do so. At December 31, 2007, our accrual balances relating to environmental matters were $1.0 million for continuing operations. Based on information currently available, we believe that it is probable that the major potentially responsible parties will fully pay the costs apportioned to them. We believe that our remediation expense is not likely to have a material adverse effect on our consolidated financial position or results of operations.

State Street Bank and Trust

On October 24, 2007, we filed a Class Action Complaint with the United States District Court for the District of Massachusetts, against State Street Bank and Trust, State Street Global Advisors, Inc. and John Does 1-20. On January 14, 2008, the Nashua Pension Plan Committee filed a revised Complaint with the United States District Court for the District of New York, against State Street Bank and Trust, State Street Global Advisors, Inc., and John Does 1-20. The Complaint alleges that the defendants violated their obligation as fiduciaries under the Employment Retirement Income Securities Act of 1974.

Other

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

Accounts Receivable — Allowance for Doubtful Accounts

We evaluate the collectibility of our accounts receivable based on a combination of factors. In circumstances where we become aware of a specific customer’s inability to meet its financial obligations to us, such as a bankruptcy filing or a substantial downgrading of a customer’s credit rating, we record a specific reserve to reduce our net receivable to the amount we reasonably expect to collect. We also record reserves for bad debts based on the length of time our receivables are past due, the payment history of our individual customers and the current financial condition of our customers based on obtainable data and historical payment and loss trends. After management’s review of accounts receivable, we decreased the allowance for doubtful accounts to $.3 million at December 31, 2007 from $.5 million at December 31, 2006. Uncertainties affecting our estimates include future industry and economic trends and the related impact on the financial condition of our customers, as well as the ability of our customers to generate cash flows sufficient to pay us amounts due. If circumstances change, such as higher than expected defaults or an unexpected material adverse change in a customer’s ability to meet its financial obligations to us, our estimates of the recoverability of the receivables due us could be either reduced or increased by a material amount.

Inventories — Slow Moving and Obsolescence

We estimate and reserve amounts related to slow moving and obsolete inventories that result from changing market conditions and the manufacture of excess quantities of inventory. We develop our estimates based on the quantity and quality of individual classes of inventory compared to historical and projected sales trends. Inventory values at December 31, 2007 have been reduced by a reserve of $.9 million, based on our assessment of the probable exposure related to excess and obsolete inventories. Our estimated reserve was $1.3 million at December 31, 2006. Major uncertainties in our estimation process include future industry and economic trends, future needs of our customers, our ability to retain or replace our customer base and other competitive changes in the marketplace. Significant changes in any of the uncertainties used in estimating the loss exposure could result in a materially different net realizable value for our inventory.

Goodwill and Amortizable Intangible Assets

As of December 31, 2007, we had $31.5 million of recorded goodwill. Effective January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, or FAS 142. Under FAS 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment. We have performed the annual impairment tests required by FAS 142 and have concluded that no impairment exists as of November 2, 2007. We computed the fair value of our reporting units based on a discounted cash flow model and compared the result to the book value of each unit. The fair value exceeded book value for each reporting unit as of our valuation date of November 2, 2007. Significant estimates included in our valuation included certain assumptions including future business results, discount rate and terminal values. These future operating results are dependent on increasing sales volumes, which will have an impact on our gross margin due to available capacity at our plants. These future operating results will be impacted by the results of an investment in our sales force as well as managing our cost structure. Changes in our estimated future operating results, discount rate or terminal values could significantly impact our carrying value of goodwill.

As of December 31, 2007, we had $.3 million of intangibles, net of amortization.

Pension and Other Postretirement Benefits

The most significant elements in determining our pension income or expense are mortality tables, the expected return on plan assets and the discount rate. We assumed an expected long-term rate of return on plan assets of 8.5 percent for each of the years ended December 31, 2007 and December 31, 2006. The assumed long-term rate of return on assets is applied to a calculated value of plan assets, which recognizes changes in the fair value of plan assets in a systematic manner over five years. This produces the expected return on plan assets that is included in the determination of our pension income or expense. The difference between this expected return and the actual return on plan assets is partially deferred. The net deferral of past asset gains or losses affects the calculated value of plan assets and, ultimately, our future pension income or expense. Should our long-term return on plan assets either fall below or increase above 8.5 percent, our future pension expense would either increase or decrease.

Each year, we determine the discount rate to be used to discount plan liabilities which reflects the current rate at which our pension liabilities could be effectively settled. The discount rate that we utilize for determining future benefit obligations is based on a review of long-term bonds, including published indices, which receive one of the two highest ratings given by recognized ratings agencies. We also prepare an analysis comparing the duration of our pension obligations to spot rates originating from a highly rated index to further support our discount rate. For the year ended December 31, 2006, we used a discount rate of 6 percent. This rate was used to determine fiscal year 2007 expense. For the year ended December 31, 2007 disclosure purposes, we used a discount rate of 6.25 percent. Should the discount rate either fall below or increase above 6.25 percent, our future pension expense would either increase or decrease accordingly. Our policy is to defer the net effect of changes in actuarial assumptions and experience. As discussed in detail in Note 11 to our Consolidated Financial Statements, we froze benefits under our salaried pension plans effective December 31, 2002 and during 2006, we froze benefits for certain employees under our hourly pension plan in Merrimack, New Hampshire and Omaha, Nebraska. In 2007, we froze benefits for certain hourly employees located in New Hampshire.

At December 31, 2007, our consolidated pension liability was $24.7 million compared to a consolidated pension liability of $22.6 million at the end of 2006. We recognized incremental comprehensive loss of $6.2 million (excluding income taxes) for 2007 related to our defined benefit pension plans. We recognized pre-tax pension expense from continuing operations of $1.6 million for the year ended December 31, 2007, compared to $3.9 million, which included a $.8 million expense related to the curtailment of pension benefits, in 2006. Future changes in our actuarial assumptions and investment results due to future interest rate trends could have a material adverse effect on our future costs and pension obligations.

At December 31, 2007, our liability for our other postretirement benefits was $.5 million compared to $.8 million at December 31, 2006. We recognized incremental comprehensive income of $.1 million in 2007 related to our other postretirement benefits. We recognized pre-tax income for our other postretirement benefits for continuing operations of $.2 million in 2006 which related to the curtailment of benefits for certain hourly employees in our Specialty Paper Products segment.

Assumed health care cost trend rates for us have a significant effect on the amounts reported for our health care plan. Our assumed health care cost trend rate is 10 percent for 2007 and ranges from 10 percent to 5 percent for future years.

Stock Based Compensation

Effective January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standard 123 (revised 2004) Share-Based Payment, or FAS 123R, using the modified-prospective application method for new awards and to awards modified, repurchased or cancelled after the FAS 123R effective date, January 1, 2006. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding on January 1, 2006 is recognized based on the fair value estimated on grant date and as the requisite service is rendered on or after January 1, 2006.

Compensation expense for the year ended December 31, 2007 for restricted stock awards was $.2 million and is included in selling, general and administrative expenses. Total compensation related to non-vested awards not yet recognized at December 31, 2007 is $.8 million, which we expect to recognize as compensation expense over the next three years.

Deferred Tax Assets

In July 2006, FASB Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 was issued. FIN 48 prescribes a recognition threshold and measurement attribute for tax positions. We adopted FIN 48 at the beginning of fiscal year 2007 with no material impact to our financial position, earnings or cash flows. See Note 6 for related disclosures.

As of December 31, 2007, we had approximately $11.0 million of deferred tax assets. During 2007, we increased deferred tax assets by $1.2 million of which $2.4 million was related to minimum pension liability adjustments and other postretirement benefits as discussed in detail in Note 11. The increase in the adjustment for minimum pension liabilities was partially offset by a decrease to deferred tax assets of $1.2 million related to depreciation ($.2 million), alternative minimum tax credits ($.4 million), valuation for state tax credits and loss carryforwards ($.2 million), and other operating temporary tax differences ($.4 million). We have a valuation allowance of $1.0 million for our state loss carryforwards and credits plus $.9 million related to our pension accrual charged to other comprehensive loss. Although realization of our deferred tax assets is not assured, we believe it is more likely than not that all of the net deferred tax asset will be realized. Significant changes in any of the estimated future taxable income could impair our ability to utilize our deferred tax assets. Additional disclosures relating to income taxes and our deferred tax assets are included in Note 6.

Environmental Reserves

We expense environmental expenditures relating to ongoing operations unless the expenditures extend the life, increase the capacity or improve the safety or efficiency of our property, mitigate or prevent environmental contamination that has yet to occur and improve our property compared with its original condition or are incurred for property held for sale. We record specific reserves related to site assessments, remediation or monitoring when the costs are both probable and the amount can be reasonably estimated. We base estimates on in-house and third-party studies considering current technologies, remediation alternatives and current environmental standards. In addition, if there are other participants and the site is joint and several, the financial stability of other participants is considered in determining our accrual. We believe the probable range for future expenditures is $1.0 million to $1.7 million and have accrued $1.0 million at December 31, 2007.

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — including an Amendment of FASB Statement No. 115 (FAS 159). This standard allows an entity to choose to measure certain financial instruments and liabilities at fair value. Subsequent measurements for the financial instruments and liabilities an entity elects to fair value will be recognized in earnings. FAS 159 also established additional disclosure requirements. The requirements of FAS 159 are effective for our fiscal year beginning January 1, 2008. We are in the process of evaluating this guidance and therefore have not yet determined the impact that FAS 159 will have on our financial statements upon adoption.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (FAS 141R). FAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. The standard also establishes disclosure requirements to enable the evaluation for the nature and financial effects of the business combination. The requirements of FAS 141R are effective for our fiscal year beginning January 1, 2009. We are in the process of evaluating this guidance and therefore have not yet determined the impact that FAS 141R will have on our financial statements upon adoption.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

Not required.

Item 8.	Financial Statements and Supplementary Data

NASHUA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2007	2006
	(In thousands, except per share data)

Net sales	$272,799	$269,043
Cost of products sold	224,545	228,389

Gross margin	48,254	40,654
Selling and distribution expenses	24,088	23,894
General and administrative expenses	16,991	19,085
Research and development expenses	806	644
Net loss on curtailment of pension and postretirement plans	—	580
Loss from equity investment	200	440
Gain on sale of real estate	—	(8,976)
Impairment of intangible assets	—	565
Interest expense	765	1,640
Interest income	(179)	(23)
Change in fair value of interest rate swap	295	(106)
Other income	(1,196)	(1,181)

Income from continuing operations before income taxes	6,484	4,092
Provision for income taxes	2,633	2,086

Income from continuing operations	3,851	2,006
Income from discontinued operations, net of taxes	289	1,593

Net income	$4,140	$3,599

Per share amounts:
Income from continuing operations per common share	$0.67	$0.32
Income from discontinued operations per common share	0.05	0.26

Net income per common share	$0.72	$0.58

Income from continuing operations per common share-assuming dilution	$0.66	$0.32
Income from discontinued operations per common share-assuming dilution	0.05	0.26

Net income per common share-assuming dilution	$0.71	$0.58

Average shares outstanding:
Common shares	5,743	6,140
Common shares-assuming dilution	5,817	6,194

The accompanying notes are an integral part of these consolidated financial statements.

NASHUA CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
	(In thousands, except share data)

ASSETS
Current assets
Cash and cash equivalents	$7,388	$289
Accounts receivable, net	29,375	29,568
Inventories:
Raw materials	9,079	11,919
Work in process	2,565	2,625
Finished goods	8,354	9,220

	19,998	23,764
Other current assets	2,828	2,670

	59,589	56,291
Plant and equipment:
Land	986	986
Buildings and improvements	16,409	16,151
Machinery and equipment	53,512	52,995
Construction in progress	189	278

	71,096	70,410
Accumulated depreciation	(47,805)	(44,011)

	23,291	26,399
Goodwill	31,516	31,516
Intangibles, net of amortization	331	606
Loans to related parties	—	1,071
Other assets	12,975	11,732

Total assets	$127,702	$127,615

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$14,432	$16,620
Accrued expenses	9,185	8,639
Current portion of long-term debt	1,875	—
Current portion of notes payable to related parties	31	83

	25,523	25,342
Long-term debt, less current portion	10,925	4,750
Notes payable to related parties, less current portion	18	285
Other long-term liabilities	29,728	28,211
Commitments and contingencies (see Note 10)
Shareholders’ equity:
Common stock, par value $1.00; authorized 20,000,000 shares; issued and outstanding 5,640,636 shares in 2007 and 6,344,178 shares in 2006	5,641	6,344
Additional paid-in capital	14,562	15,998
Retained earnings	59,648	61,358
Accumulated other comprehensive loss:
Minimum pension liability adjustment, net of tax	(18,343)	(14,673)

	61,508	69,027

Total liabilities and shareholders’ equity	$127,702	$127,615

The accompanying notes are an integral part of these consolidated financial statements.

NASHUA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive
	Shares	Par Value	Capital	Earnings	Income (Loss)	Total
	(In thousands, except share data)

Balance, December 31, 2005	6,259,084	$6,259	$15,764	$57,860	$(26,149)	$53,734
Stock options exercised and related tax benefit	52,850	52	242	—	—	294
Stock-based compensation	—	—	42	—	—	42
Restricted stock issued	95,000	95	(95)	—	—	—
Restricted stock forfeited	(47,327)	(47)	47	—	—	—
Purchase and retirement of treasury shares	(15,429)	(15)	(2)	(101)	—	(118)
Adjustments to initially apply SFAS No. 158, net of tax	—	—	—	—	1,082	1,082
Comprehensive income:
Net income	—	—	—	3,599	—	3,599
Minimum pension liability adjustment, net of tax	—	—	—	—	10,394	10,394

Comprehensive income						13,993

Balance, December 31, 2006	6,344,178	$6,344	$15,998	$61,358	$(14,673)	$69,027
Stock options exercised and related tax benefit	85,150	85	596	—	—	681
Stock-based compensation	—	—	232	—	—	232
Restricted stock issued	148,000	148	(148)	—	—	—
Restricted stock forfeited	(88,673)	(88)	88	—	—
Purchase and retirement of treasury shares	(100,300)	(100)	(260)	(445)	—	(805)
Purchase and retirement of treasury shares — tender offer	(751,150)	(751)	(2,009)	(5,405)	—	(8,165)
Other	3,431	3	65	—	—	68
Comprehensive income:
Net income	—	—	—	4,140	—	4,140
Minimum pension liability adjustment, net of tax	—	—	—	—	(3,670)	(3,670)

Comprehensive income						470

Balance, December 31, 2007	5,640,636	$5,641	$14,562	$59,648	$(18,343)	$61,508

The accompanying notes are an integral part of these consolidated financial statements.

NASHUA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2007	2006
	(In thousands)

Cash Flows from Operating Activities
Net income	$4,140	$3,599
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	4,608	6,803
Amortization of deferred gain	(674)	(56)
Change in fair value of interest rate swap	295	(106)
Impairment of intangible assets	—	565
Deferred income taxes	1,309	2,606
Stock based compensation	261	42
Excess tax benefit from exercised stock based compensation	(125)	(35)
Net loss on curtailment of pension and postretirement plans	—	580
Loss (gain) on sale/disposal of fixed assets	65	(11,969)
Equity in loss from unconsolidated joint ventures	200	440
Contributions to pension plans (see Note 11)	(5,339)	(1,793)
Change in operating assets and liabilities, net of effects from acquisition of businesses:
Accounts receivable	95	4,354
Inventories	3,766	(1,529)
Other assets and other current assets	(315)	(1,394)
Accounts payable	(2,188)	1,628
Accrued expenses	546	(1,000)
Other long-term liabilities	1,202	2,340

Cash provided by operating activities	7,846	5,075
Cash Flows from Investing Activities
Investment in plant and equipment	(1,346)	(2,785)
Investment in unconsolidated joint venture	(146)	(424)
Proceeds from sale of plant and equipment	6	21,927

Cash (used in) provided by investing activities	(1,486)	18,718
Cash Flows from Financing Activities
Net repayments on revolving portion of long-term debt	(1,950)	(21,400)
Principal repayment on note payable to related parties	(71)	(333)
Proceeds from repayment on loan to related party (see Note 14)	1,049	—
Proceeds from refinancing	10,000	23,350
Repayment on refinancing of long-term debt	—	(25,950)
Proceeds from shares exercised under stock option plans	556	259
Excess tax benefit from exercised stock based compensation	125	35
Purchase and retirement of treasury shares	(805)	(118)
Purchase and retirement of treasury shares — tender offer	(8,165)	—

Cash provided by (used in) financing activities	739	(24,157)

Increase (decrease) in cash and cash equivalents	7,099	(364)
Cash and cash equivalents at beginning of year	289	653

Cash and cash equivalents at end of year	$7,388	$289

Supplemental Disclosures of Cash Flow Information
Interest paid	$959	$1,702

Income taxes paid, net	$1,952	$942

The accompanying notes are an integral part of these consolidated financial statements.

NASHUA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2007 and 2006

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

Reclassifications

Certain previously reported amounts of net interest expense and amortization of deferred gain have been reclassified to conform with the current period presentation.

Cash Equivalents

We consider all highly liquid investment instruments purchased with a maturity of three months or less to be cash equivalents.

Accounts Receivable

Our consolidated accounts receivable balance is net of allowances for doubtful accounts of $.3 million at December 31, 2007 and $.5 million at December 31, 2006.

Inventories

Our inventories are carried at the lower of cost or market. Cost is determined by the first-in, first-out, or commonly known as FIFO, method for approximately 80 percent of our inventories at December 31, 2007 and 2006, and by the last-in, first-out, or commonly known as LIFO, method for the balance. If the FIFO method had been used to cost all inventories, the balances would have been approximately $1.8 million and $2.0 million higher at December 31, 2007 and 2006, respectively.

NASHUA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Plant and Equipment

Our plant and equipment are stated at cost. We charge expenditures for maintenance and repairs to operations as incurred, while additions, renewals and betterments of plant and equipment are capitalized. Items which are sold, retired or otherwise disposed of, together with related accumulated depreciation, are removed from our accounts and, where applicable, the related gain or loss is recognized.

Depreciation expense was $4.4 million for 2007 and $6.2 million for 2006. Depreciation expense includes amortization of assets recorded under capital leases. For financial reporting purposes, we compute depreciation expense using the straight-line method over the following estimated useful lives:

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

Intangible assets are assets with determinable useful lives over 5-15 years. We review intangible assets for impairment when events or changes in circumstances indicate that the carrying value may not be recoverable. When indicators of impairment are present, we evaluate the carrying value of the intangible asset in relation to its operating performance and future undiscounted cash flows. If the asset’s carrying value is not recoverable, an impairment loss is recorded to write down the asset to its fair value.

In 2006, we recognized an impairment loss of $.6 million which is discussed in Note 3.

Stock-Based Compensation

At December 31, 2007, we had four stock compensation plans, which are described more fully in Note 8. Effective January 1, 2006, we account for stock-based compensation in accordance with the fair value recognition provision of statement of Financial Accounting Standard No. 123 (revised 2004), Share-Based Payment, or FAS 123R, using the modified-prospective method. We use the Monte Carlo Simulation, which requires the input of subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them, the estimated volatility of our common stock price over the expected term and the number of options that will ultimately not complete their vesting requirements. Changes in the subjective assumptions can materially affect the estimate of fair value stock-based compensation, and consequently, the related amount recognized on the consolidated statements of operations.

Compensation expense for the year ended December 31, 2007 for restricted stock awards was $.2 million compared to $.1 million in 2006, and is included in selling, general and administrative expenses. Total compensation related to non-vested awards not yet recognized at December 31, 2007 is $.8 million, which we expect to recognize as compensation expense over the next three years.

NASHUA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Postretirement Benefits

Effective December 31, 2006, we adopted Financial Accounting Standard No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, or FAS 158. FAS 158 requires us to recognize the funding status of our defined benefit postretirement plans in our statement of financial position and to recognize changes in the funding status in comprehensive income in the year in which the change occurs. FAS 158 and its effects on our consolidated financial statements are described more fully in Note 11.

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

Shipping Costs

We classify third-party shipping costs as a component of selling and distribution expenses in our Consolidated Statement of Operations. Third-party shipping costs totaled $11.2 million for both the years ended December 31, 2007 and 2006.

Research and Development

We expense research and development costs as incurred.

Income Taxes

Income taxes are accounted for under the liability method in accordance with Financial Accounting Standard No. 109 (FAS 109) Accounting for Income Taxes. Deferred income taxes result principally from the use of different methods of depreciation and amortization for income tax and financial reporting purposes, the recognition of expenses for financial reporting purposes in years different from those in which the expenses are deductible for income tax purposes, and the recognition of the tax benefit of net operating losses and other tax credits. Deferred taxes reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts. The carrying value of our deferred tax assets is dependent upon the ability to generate sufficient future taxable income in certain tax jurisdictions. Should we determine that it is more likely than not that some portion or all of our deferred assets will not be realized, a valuation allowance to the deferred tax assets would be established in the period such determination was made.

In accordance with Financial Accounting Standards Board Interpretation 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (FIN 48), our policy is to provide for

NASHUA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. At December 31, 2007, we believe we have appropriately accounted for any unrecognized tax benefits. To the extent we prevail in matters for which a liability for an unrecognized tax benefit is established or is required to pay amounts in excess of the liability, our effective tax rate in a given financial statement period may be affected.

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

Concentrations of Labor

We had 761 full-time employees at February 1, 2008. Approximately 213 of our employees are members of one of several unions, principally the United Steelworkers of America. The agreements have initial durations of three to six years and expire on April 5, 2009, March 7, 2011 or March 31, 2012. We believe our employee relations are satisfactory.

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

Earnings per Common and Common Equivalent Shares

Earnings per common and common equivalent share are computed based on the total of the weighted average number of common shares and the weighted average number of common equivalent shares outstanding during the period presented.

Repurchased Shares

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

NASHUA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — including an Amendment of FASB Statement No. 115 (FAS 159). This standard allows an entity to choose to measure certain financial instruments and liabilities at fair value. Subsequent measurements for the financial instruments and liabilities an entity elects to fair value will be recognized in earnings. FAS 159 also established additional disclosure requirements. The requirements of FAS 159 are effective for our fiscal year beginning January 1, 2008. We are in the process of evaluating this guidance and therefore have not yet determined the impact that FAS 159 will have on our financial statements upon adoption.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (FAS 141R). FAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. The standard also establishes disclosure requirements to enable the evaluation for the nature and financial effects of the business combination. The requirements of FAS 141R are effective for our fiscal year beginning January 1, 2009. We are in the process of evaluating this guidance and therefore have not yet determined the impact that FAS 141R will have on our financial statements upon adoption.

Note 2:	Discontinued Operations

Discontinued operations include, among other items, the reimbursement of our legal cost paid related to the Cerion litigation which was concluded in the quarter ended March 30, 2007, the results of our toner and developer business, the liquidation of an inactive foreign subsidiary and an environmental expense related to a former division for the year ended December 31, 2006:

	For the Year Ended December 31,
	2007	2006
	(In thousands)

Toner and developer:
Income, net of taxes	$—	$91
Gain on disposal, net of taxes	—	1,330

Toner and developer discontinued operations, net of income taxes	—	1,421
Loss from environmental exposure, net of taxes	—	(180)
Gain from liquidation on foreign subsidiary, net of income taxes	—	352
Gain from reimbursement of insurance deductible, net of taxes	289	—

Income from discontinued operations, net of income taxes	$289	$1,593

NASHUA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In March 2007, we received $.5 million ($.3 million, net of taxes) from our insurance provider for the reimbursement of legal fees paid by us related to the Cerion litigation which was dismissed by the courts.

We ceased operations of our toner and developer business, which was included in our former Imaging Supplies segment, on March 31, 2006. Our toner and developer business employed approximately 70 people located primarily at our facilities in Nashua and Merrimack, New Hampshire. During 2006, we sold certain formulations and other assets of the toner and developer business and we received net proceeds of $4.1 million and recorded a gain of $1.3 million, net of income taxes. We retained our resin product line which was part of our former Imaging Supplies segment and is now classified in the “all other” category.

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

Income from the reimbursement of legal fees related to the Cerion litigation for the year ended December 31, 2007 and the results of our toner and developer business, the liquidation of an inactive foreign subsidiary and environmental expense of a former division for the year ended December 31, 2006 are summarized as follows:

	For the Year Ended December 31,
	2007	2006
	(In thousands)

Net sales	$—	$7,459
Income before income taxes	500	2,802
Income taxes	211	1,209

Income from discontinued operations	$289	$1,593

Our asset balance related to discontinued operations included in our consolidated balance sheets as of December 31, 2007 and 2006 was $1.5 million which was included in other assets and consists primarily of our 37.1 percent interest in the Cerion Technologies Liquidating Trust, a trust established pursuant to the liquidation of Cerion Technologies Inc., formerly a publicly held company. Cerion ceased operations during the fourth quarter of 1998 and will liquidate upon resolution of legal matters.

Note 3:	Goodwill and Other Intangible Assets

The carrying amount of goodwill by operating segment for the year ended December 31, 2007 is as follows:

(In thousands)

Specialty Paper Products	$14,142
Label Products	17,374

Total Goodwill	$31,516

NASHUA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Details of acquired intangible assets are as follows:

	At December 31, 2007
			Weighted
	Gross		Average
	Carrying	Accumulated	Amortization
	Amount	Amortization	Period
	(In thousands)

Trademarks and trade names	$211	$88	15 years
Customer relationships and lists	829	631	12 years
Customer contracts	450	440	5 years

	$1,490	$1,159

	At December 31, 2006
			Weighted
	Gross		Average
	Carrying	Accumulated	Amortization
	Amount	Amortization	Period
	(In thousands)

Trademarks and trade names	$560	$384	9 years
Licensing agreement	230	218	5 years
Customer relationships and lists	1,372	1,064	12 years
Customer contracts	620	520	4 years
Non-competition agreements	100	95	5 years
Patented technology	90	85	5 years

	$2,972	$2,366

(In thousands)

Amortization Expense:
For the year ended December 31, 2006	$652
For the year ended December 31, 2007	$225
Estimated for the year ending:
December 31, 2008	$71
December 31, 2009	$47
December 31, 2010	$39
December 31, 2011	$34
December 31, 2012	$31
December 31, 2013 and thereafter	$109

The gross carrying amount, accumulated amortization and weighted average amortization period has been adjusted to remove fully amortized intangible assets as of December 31, 2007.

During the fourth quarter of 2006, we recognized an impairment loss of $.6 million included in our consolidated statements of operations under Impairment of Intangible Assets and related to asset acquisitions. We estimated the carrying value of customer relationships and lists for two asset acquisition intangible assets based on their future discounted cash flows. We continue to amortize the remaining portion of the assets over their remaining lives.

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

The interest rate on loans outstanding under the Restated Credit Agreement is based on the total debt to adjusted EBITDA ratio and is, at our option, either (1) a range from zero to .25 percent over the base rate (prime) or (2) a range from 1.25 percent to 2 percent over LIBOR. We are also subject to a non-use fee for any unutilized portion of the revolving credit facility under the Restated Credit Agreement, which ranges from .25 percent to .375 percent, based on our total debt to adjusted EBITDA ratio.

For the years ended December 31, 2007 and December 31, 2006, the weighted average annual interest rate on our long-term debt was 5.5 percent and 7.3 percent, respectively. We had $24.8 million of available borrowing capacity at December 31, 2007 under our revolving loan commitment. We had $3.2 million of obligations under standby letters of credit with the banks which are included in our bank debt when calculating our borrowing capacity.

Furthermore, without prior consent of our lenders, the Restated Credit Agreement limits, among other things, annual capital expenditures to $8.0 million, the incurrence of additional debt and restricts the sale of certain assets and merger or acquisition activities. We may use cash for dividends or the repurchase of shares to the extent that the availability under the line of credit exceeds $3.0 million. We were in compliance with the financial covenants and our compliance at December 31, 2007 under the Restated Credit Agreement is as follows:

December 31, 2007
	Covenant	Requirement	Compliance

•	Maintain a fixed charged coverage ratio	Not less than 1.5 to 1.0	14.8 to 1.0
•	Maintain a funded debt to adjusted EBITDA ratio	Less than 2.75 to 1.0	1.1 to 1.0

Pursuant to our Restated Credit Agreement, as amended, at December 31, 2007, our minimum payment obligations relating to long-term debt are as follows:

	Fiscal Year Ending December 31,
	2008	2009	2010	2011	2012	2024	Total
	(In thousands)

Term portion of long-term debt	$1,875	$2,500	$2,500	$2,500	$625	$—	$10,000
Industrial revenue bond	—	—	—	—	—	2,800	2,800

	$1,875	$2,500	$2,500	$2,500	$625	$2,800	$12,800

NASHUA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

This derivative does not qualify for hedge accounting, therefore changes in fair value of the hedge instrument are recognized in earnings. We recognized a $.3 million mark-to-market expense in 2007 and a $.1 million mark-to-market income in 2006, both related to the change in fair value of the derivative. The fair market value of the derivative resulted in a liability of $.3 million at December 31, 2007, and an asset of $.1 million at December 31, 2006, which were determined based on current interest rates and expected trends.

Note 5:	Notes Payable to Related Parties

On June 3, 2005, we acquired certain assets of Label Systems International, Inc. (LSI). In connection with the acquisition, we issued a promissory note payable to the former owner of LSI in the original principal amount of $.5 million.

In the fourth quarter of 2007, we renegotiated the promissory note payable in settlement of $248,000 due to the former owners of LSI. The new promissory note in the principal amount of $.1 million bears interest at 6.5 percent. Interest and principal on the promissory note is payable monthly through July 2009.

Note 6:	Income Taxes

The provision for income taxes from continuing operations consists of the following:

	2007	2006
	(In thousands)

Current:
United States	$1,073	$1,374
State	251	527

Total current	1,324	1,901
Deferred:
United States	1,110	(143)
State	199	328

Total deferred	1,309	185

Provision for income taxes, continuing operations	$2,633	$2,086

NASHUA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Total net deferred tax assets (liabilities) are comprised of the following:

	December 31,
	2007	2006
	(In thousands)

Depreciation	$(725)	$(914)
Other (Discontinued Operations)	(611)	(643)

Gross deferred tax liabilities	(1,336)	(1,557)

Pension and postretirement benefits	9,287	7,536
State net operating loss carryforwards and other state credits	1,690	1,805
Alternative minimum tax and general business credits	1,109	1,527
Accrued expenses	278	639
Inventory reserves	478	556
Bad debt reserves	351	289
Other	1,082	775

Gross deferred tax assets	14,275	13,127
Deferred tax asset valuation allowance	(1,959)	(1,763)

Deferred tax assets, net	12,316	11,364

Net deferred tax assets	$10,980	$9,807

Reconciliations between income tax provision from continuing operations computed using the United States statutory income tax rate and our effective tax rate are as follows:

	2007	2006

United States federal statutory rate	35.0%	35.0%
State taxes, net of federal tax benefit	4.8	4.8
Adjustment for deferred tax asset	—	3.2
Change in valuation allowance	3.0	7.2
Other	(2.2)	.8

Effective tax rate	40.6%	51.0%

At December 31, 2007, other current assets included $1.5 million of net deferred tax assets and other assets included $9.5 million of net deferred tax assets. At December 31, 2006, other current assets included $2.0 million of net deferred tax assets and $7.8 million was included in other long-term assets.

At December 31, 2007, we had a $1.7 million benefit from state net operating loss carryforwards and other state credits and $1.1 million of federal tax credit carryforwards, which are available to offset future domestic taxable earnings. The state net operating loss carryforward benefits and other state credits expire between tax years 2008 and 2020. Essentially all of the $1.1 million of federal tax credit carryforwards are for alternative minimum tax and have no expiration date. In 2007, we increased our valuation allowance by approximately $.2 million for uncertainty related to our expected decrease in utilization of state net operating losses.

At December 31, 2006, we had a $1.8 million benefit from state net operating loss carryforwards and other state credits and $1.5 million of federal tax credit carryforwards, which are available to offset future domestic taxable earnings. The state net operating loss carryforward benefits and other state credits expire between tax years 2007 and 2020. Essentially all of the $1.5 million of federal tax credit carryforwards are for

NASHUA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

alternative minimum tax and have no expiration. In 2006, we increased our valuation allowance by approximately $.2 million for uncertainty related to our expected decrease in utilization of state net operating losses.

In 2007, our minimum pension liability increased due to changes in the pension plans funded status. Accordingly, we increased the deferred tax asset and decreased accumulated other comprehensive loss by $2.4 million. In 2006, our additional minimum pension liability decreased due to changes in its funded status and changes in actuarial assumptions. Accordingly, we decreased the deferred tax asset and related valuation allowance by $4.1 million through accumulated other comprehensive loss.

Taxes charged to other comprehensive income related to certain other pension and postretirement benefits amounted to $0 million in 2007 and $.7 million in 2006.

Effective January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There was not a material impact on the company’s consolidated financial position and results of operations as a result of the adoption of the provisions of FIN 48. At January 1, 2007 and December 31, 2007, we had no unrecognized tax benefits. We do not believe there will be any material changes in our unrecognized tax benefits over the next twelve months.

Our policy for recording interest and penalties associated with tax audits is to record such items as a component of income or loss before income taxes. When applicable, interest is recorded as interest expense, net and penalties are recorded in other income (loss). For the year ended 2007, we had no interest or penalties accrued related to unrecognized tax benefits.

Note 7:	Shareholders’ Equity

Our ability to pay dividends is restricted to the provisions of our debt agreement which allows us to use cash for dividends to the extent that the availability under the line of credit exceeds $3.0 million. We did not declare or pay a cash dividend on our common stock in 2007 or 2006.

We account for repurchased common stock under the cost method and upon purchase, we retire treasury stock as a reduction of common stock, additional paid-in capital and retained earnings.

Note 8:	Stock Option and Stock Award Plans

We have four stock compensation plans at December 31, 2007: the 2007 Value Creation Incentive Plan (2007 Plan), the 2004 Value Creation Incentive Plan (2004 Plan), the 1999 Shareholder Value Plan (1999 Plan) and the 1996 Stock Incentive Plan (1996 Plan).

On May 4, 2007, our shareholders adopted the 2007 Plan pursuant to which restricted stock awards may be granted to certain key executives. The restricted stock will vest only upon achievement of certain target average closing prices of our common stock over the 40-consecutive trading day period which ends on the third anniversary of the date of grant, such that 33 percent of such shares shall vest if the 40-day average closing price of at least $11.00 but less than $12.00 is achieved, 66 percent of such shares shall vest if the 40-day average closing price of at least $12.00 but less than $13.00 is achieved, and 100 percent of such shares shall vest if the 40-day average closing price of $13.00 or greater is achieved. The restricted shares vest upon a change of control if the share price at the date of the change of control is equal to or greater than $11.00. Shares of the restricted stock are forfeited if the specified closing prices of our common stock are not

NASHUA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

met or if certain individual ownership criteria are not met. Of the 160,000 shares authorized for issuance under the 2007 Plan, 12,000 shares are available to be awarded as of December 31, 2007.

On May 4, 2004, our shareholders adopted the 2004 Plan in which restricted stock awards have been granted to certain key executives that will vest upon achievement of certain target average closing prices of our common stock over the 40-consecutive trading day period which ends on the third anniversary of the date of grant, or the 40-day average closing price, such that 33 percent of such shares shall vest if the 40-day average closing price of at least $13.00 but less than $14.00 is achieved, 66 percent of such shares shall vest if the 40-day average closing price of at least $14.00 but less than $15.00 is achieved, and 100 percent of such shares shall vest if the 40-day average closing price of $15.00 or greater is achieved. The restricted shares vest upon a change in control if the share price at the date of the change of control exceeds $13.00. Shares of the restricted stock are forfeited if the specified closing prices of our common stock are not met. As of December 31, 2007, 136,000 shares have been forfeited. Of the 150,000 shares authorized for the 2004 Plan, 59,000 shares are outstanding as of December 31, 2007. The 2004 Plan has expired and no further awards can be granted.

Under the 1999 Plan, nonstatutory stock options have been awarded. Of the 600,000 shares authorized for the 1999 Plan, 18,719 shares are available to be awarded as of December 31, 2007. Stock options under the 1999 Plan generally become exercisable either (a) 50 percent on the first anniversary of grant and the remainder on the second anniversary of grant, (b) 100 percent at one year from the date of grant, or (c) otherwise as determined by the Leadership and Compensation Committee of our Board of Directors. Certain options may become exercisable immediately under certain circumstances and events as defined under the plan and option agreements. Nonstatutory and incentive stock options granted under the 1999 Plan expire 10 years from the date of grant. Currently, there are no incentive stock options granted under the 1999 Plan.

Under the 1999 Plan, performance based restricted stock awards have also been granted. There were 13,431 restricted stock awards outstanding at December 31, 2007 under this plan. The shares of restricted stock granted will vest either (i) if closing prices of our common stock over the 40-consecutive trading day period which ends on the third anniversary of the date of grant, such that 33 percent of such shares shall vest if the 40-day average closing price of at least $13.00 but less than $14.00 is achieved, 66 percent of such shares shall vest if the 40-day average closing price of at least $14.00 but less than $15.00 is achieved, and 100 percent of such shares shall vest if the 40-day average closing price of $15.00 or greater is achieved or upon a change in control if the share price at the date of the change in control exceeds $13.00, or (ii) annually in three equal installments on the first, second and third anniversary of the date of grant. Shares of the restricted stock are forfeited if the specified closing prices of our common stock are not met.

Under the 1996 Plan, both nonstatutory stock options and restricted stock have been awarded. There were 64,250 shares outstanding at December 31, 2007, all of which are currently exercisable. Nonstatutory stock options granted under the 1996 Plan expire 10 years and one day from the date of grant. Under this plan, there were 26,000 restricted stock awards outstanding at December 31, 2007. These restricted stock awards vest upon achievement of certain target average closing prices of our common stock over the 40-consecutive trading day period which ends on the third anniversary of the date of grant. The 1996 Plan has expired and no further awards can be granted.

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

NASHUA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Compensation expense for the year ended December 31, 2007 for restricted stock awards was $.2 million and is included in selling, general and administrative expenses. Total compensation expense related to non-vested awards not yet recognized at December 31, 2007 is $.8 million, which we expect to recognize over the next three years.

A summary of the status of our fixed stock option plans as of December 31, 2007 and 2006 and changes during the years ended on those dates is presented below:

	2007		2006
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Outstanding beginning of year	400,950	$6.65	494,525	$6.79
Exercised	(85,150)	6.52	(52,850)	4.86
Forfeited — exercisable	(24,000)	12.78	(37,725)	10.30
Expired	—	—	(3,000)	16.00

Outstanding and exercisable at end of year	291,800	$6.18	400,950	$6.65

The following table summarizes information about stock options outstanding at December 31, 2007:

	Options Outstanding & Exercisable
			Weighted
		Weighted Average	Average
	Options	Remaining	Exercise
Range of Exercise Prices	at 12/31/07	Contractual Life	Price

$ 4.01 - $ 4.38	108,800	3.1 years	$4.18
$ 5.70 - $ 6.63	86,400	3.1 years	$6.13
$ 6.65 - $ 6.70	40,800	4.2 years	$6.66
$ 8.06 - $ 8.63	27,700	2.4 years	$8.15
$ 9.61 - $11.63	19,600	4.0 years	$9.78
$12.37 - $16.00	8,500	0.7 years	$15.37

$ 4.01 - $16.00	291,800	3.2 years	$6.18

A summary of the status of our restricted stock plans as of December 31, 2007 and 2006 and changes during the years ended on those dates is presented below:

	2007	2006

Restricted stock outstanding at beginning of year	183,673	136,000
Granted	151,431	95,000
Forfeited	(88,673)	(47,327)

Restricted stock outstanding at end of year	246,431	183,673
Weighted average fair value per restricted share at grant date	$5.12	$2.81
Weighted average share price at grant date	$10.54	$7.06

NASHUA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

While we did not grant stock options for the years ended December 31, 2007 and 2006, we did grant shares of restricted stock. Key assumptions and methods used in estimating the fair value at the grant date of restricted shares granted are listed below:

	Grant Year
	2007	2006

Volatility of Share Price:
Restricted stock	44.0%	38.5%
Dividend yield:
Restricted stock	—	—
Interest rate:
Restricted stock	4.6%	4.8%
Expected forfeiture	9.9%	0%
Valuation methodology:
Restricted stock	Monte Carlo	Monte Carlo
	Simulation	Simulation

Note 9:	Earnings Per Share

Reconciliations of the denominators used in our 2007 and 2006 earnings per share calculations for continuing operations are presented below.

	Year Ended December 31, 2007
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(In thousands, except per share data)

Basic EPS:
Income from continuing operations	$3,851	5,743	$0.67
Effect of dilutive securities stock options	—	74	(0.01)

Diluted EPS:
Income from continuing operations, assuming dilution	$3,851	5,817	$0.66

	Year Ended December 31, 2006
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(In thousands, except per share data)

Basic EPS:
Income from continuing operations	$2,006	6,140	$0.32
Effect of dilutive securities stock options	—	54	—

Diluted EPS:
Income from continuing operations, assuming dilution	$2,006	6,194	$0.32

Market-based restricted stock of 246,431 shares for the year ended December 31, 2007 and 183,673 shares for the year ended December 31, 2006 were not included in the above computations. Such shares could be issued in the future subject to the occurrence of certain events as described in Note 8.

NASHUA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10:	Commitments and Contingencies

Lease Agreements

Our rent expense for office equipment, facilities and vehicles was $2.9 million for 2007 and $2.0 million for 2006. At December 31, 2007, we are committed, under non-cancelable operating and capital leases, as follows:

						Beyond
	2008	2009	2010	2011	2012	2012	Total
	(In thousands)

Non-cancelable operating leases	$2,226	$1,673	$1,662	$1,318	$370	—	$7,249

In November 2006, we sold our property in Merrimack, New Hampshire to a third party for net proceeds of $17.1 million and leased back approximately 156,000 square feet under a five-year lease arrangement with the right to extend the term for two additional five-year terms. In connection with the sale of the building, we recognized approximately $9.0 million of gain in our accompanying 2006 consolidated statement of operations. In accordance with SFAS No. 28, Accounting for Sales with Leasebacks (an Amendment of FASB No. 13), we have deferred a portion of the gain related to the transaction. As of December 31, 2007, we have accrued expenses ($.7 million) and other long-term liabilities ($1.9 million) in our consolidated balance sheets related to the deferred gain.

The aggregate rental payment is approximately $3.7 million over the five-year lease term. Rental payments escalate approximately 3 percent per year over the term of the lease.

Contingencies

At December 31, 2007, we had a $3.2 million obligation under standby letters of credit under the credit facility with LaSalle Bank National Association and other lenders.

Also, as discussed in Note 6 of the Notes to Consolidated Financial Statements, effective January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109. At December 31, 2007, we had no liability for unrecognized tax benefits.

Ricoh

On October 14, 2003, Ricoh Company, Ltd., Ricoh Corporation and Ricoh Electronics, Inc., collectively referred to as Ricoh, filed a First Amended Complaint for Patent Infringement, Trademark Infringement, and Unfair Competition joining us as a co-defendant in an action pending in the United States District Court for the District of New Jersey, Civil Action No. 03-CV-2612 (WHW). The case was originally filed against two other defendants in May 2003. The First Amended Complaint accuses us of willful patent infringement, trademark infringement, trademark counterfeiting, false advertising, false designation of origin, and unfair competition by virtue of our manufacture and sale of toner bottles for use in Ricoh photocopiers. Ricoh requested injunctive relief, damages, attorneys’ fees, treble damages as a result of the alleged willful patent and trademark infringement, and statutory damages.

On January 16, 2008, we reported that we and the other defendants entered into a Settlement Agreement with Ricoh which is effective December 28, 2007. We have no monetary liability under the terms of the agreement. On February 1, 2008, the District Court ordered that all claims and counterclaims asserted by the parties be dismissed with prejudice and without costs to any party.

NASHUA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Environmental

We are involved in certain environmental matters and have been designated by the EPA as a potentially responsible party for certain hazardous waste sites. In addition, we have been notified by certain state environmental agencies that some of our sites not addressed by the EPA require remedial action. These sites are in various stages of investigation and remediation. Due to the unique physical characteristics of each site, the technology employed, the extended timeframes of each remediation, the interpretation of applicable laws and regulations and the financial viability of other potential participants, our ultimate cost of remediation is difficult to estimate. Accordingly, estimates could either increase or decrease in the future due to changes in such factors. At December 31, 2007, based on the facts currently known and our prior experience with these matters, we have concluded that it is probable that site assessment, remediation and monitoring costs will be incurred. We have estimated a range for these costs of $1.0 million to $1.7 million for continuing operations. These estimates could increase if other potentially responsible parties or our insurance carriers are unable or unwilling to bear their allocated share and cannot be compelled to do so. At December 31, 2007 and December 31, 2006, our accrual balances relating to environmental matters were $1.0 million and $1.1 million respectively for continuing operations. Based on information currently available, we believe that it is probable that the major potentially responsible parties will fully pay the costs apportioned to them. We believe that our remediation expense is not likely to have a material adverse effect on our consolidated financial position or results of operations.

State Street Bank and Trust

On October 24, 2007, we filed a Class Action Complaint with the United States District Court for the District of Massachusetts, against State Street Bank and Trust, State Street Global Advisors, Inc. and John Does 1-20. On January 14, 2008, the Nashua Pension Plan Committee filed a revised Complaint with the United States District Court for the District of New York, against State Street Bank and Trust, State Street Global Advisors, Inc., and John Does 1-20. The Complaint alleges that the defendants violated their obligation as fiduciaries under the Employment Retirement Income Securities Act of 1974.

Other

We are involved in various other lawsuits, claims and inquiries, most of which are routine to the nature of our business. In the opinion of our management, the resolution of these matters will not materially affect us.

Note 11:	Postretirement Benefits

Defined Contribution Plan

Eligible employees may participate in the Nashua Corporation Employees’ Savings Plan, a defined contribution 401(k) plan. We match participating employee contributions at 50 percent for the first 7 percent of base compensation that a participant contributes to the Plan. Matching contributions can be increased or decreased at the option of our Board of Directors. For 2007 and 2006, our contributions to this Plan were $.8 million and $.9 million, respectively. Participants are immediately vested in all contributions, plus actual earnings thereon.

The Plan also provides that eligible employees not covered under our defined benefit pension plans may receive a profit sharing contribution. This contribution, which is normally based on our profitability, is discretionary and not defined. There were no contributions to the profit sharing plan in 2007 and 2006.

NASHUA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pension Plans

We have three pension plans, which cover portions of our regular full-time employees. Benefits under these plans are generally based on years of service and the levels of compensation during those years. Our policy is to fund the minimum amounts specified by regulatory statutes. Assets of the plans are invested in common stocks, fixed-income securities and interest-bearing cash equivalent instruments. As of December 31, 2007, all three of our plans are frozen. The plans are: The Nashua Corporation Retirement Plan for Salaried Employees, the Nashua Corporation Hourly Employees’ Retirement Plan, and the Supplemental Executive Retirement Plan.

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

NASHUA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table represents the funded status and amounts recognized in our consolidated balance sheets for our defined benefit and other postretirement plans at December 31:

	Pension Benefits		Postretirement Benefits
	2007	2006	2007	2006
	(In thousands)

Change in benefit obligation
Projected benefit obligation at beginning of year	$97,905	$101,206	$814	$2,369
Service cost	509	886	1	40
Interest cost	5,773	5,508	42	88
Curtailment and plan amendments	—	—	—	(1,124)
Actuarial gain	(2,590)	(5,539)	(209)	(346)
Expenses paid from assets	(500)	(500)	—	—
Benefits paid	(4,120)	(3,655)	(150)	(213)

Projected benefit obligation at end of year	$96,977	$97,906	$498	$814

Change in plan assets
Fair value of plan assets at beginning of year	$75,284	$69,041	$—	$—
Actual return on plan assets	(4,576)	7,795	—	—
Employer contribution	5,649	2,103	150	213
Benefits paid	(4,120)	(3,655)	(150)	(213)

Fair value of plan assets at end of year	$72,237	$75,284	$—	$—

Reconciliation of funded status
Funded status	$(24,740)	$(22,622)	$(498)	$(814)
Unrecognized net actuarial (gain)/loss	30,427	24,277	(1,143)	(1,008)
Unrecognized prior service cost	—	—	(749)	(818)

Net amount recognized	$5,687	$1,655	$(2,390)	$(2,640)

The amount recognized in our consolidated balance sheets consists of the following:
Pension/postretirement liability	$(24,740)	$(22,622)	$(498)	$(814)
Accumulated other comprehensive loss (income)	30,427	24,277	(1,892)	(1,826)

Net amount recognized	$5,687	$1,655	$(2,390)	$(2,640)

Assumptions:

	Pension Benefits		Postretirement Benefits
	2007	2006	2007	2006

Weighted-average assumptions used to determine net benefit costs:
Discount rate	6.0%	5.5%	6.0%	5.5%
Expected return on plan assets	8.5%	8.5%	—	—

NASHUA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Pension Benefits		Postretirement Benefits
	2007	2006	2007	2006

Weighted-average assumptions used to determine benefit obligations at year end:
Discount rate	6.25%	6.0%	6.25%	6.0%

On December 31, 2006, we adopted FAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FAS Nos. 87, 88, 106 and 132(R) or FAS 158, which required us to recognize the funding status of our defined benefit and postretirement plans in our statement of financial position and to recognize changes in the funding status in comprehensive income in the year in which the change occurs. The funded status of our pension and other postretirement plans is recorded as a non-current liability and all unrecognized losses, net of tax, are recorded as a component of other comprehensive loss within stockholders’ equity at December 31, 2006 and 2007.

The most significant elements in determining our pension income or expense are mortality tables, the discount rate and the expected return on plan assets. Each year, we determine the discount rate to be used to discount plan liabilities which reflects the current rate at which our pension liabilities could be effectively settled. The discount rate that we utilize for determining future benefit obligations is based on a review of long-term bonds, including published indices, which receive one of the two highest ratings given by recognized ratings agencies. We also prepare an analysis comparing the duration of our pension obligations to spot rates originating from a highly rated index to further support our discount rate. For the year ended December 31, 2006, we used a discount rate of 6 percent. This rate was used to determine fiscal year 2007 expense. For the year ended December 31, 2007 disclosure purposes, we used a discount rate of 6.25 percent. Should the discount rate either fall below or increase above 6.25 percent, our future pension expense would either increase or decrease accordingly. Our policy is to defer the net effect of changes in actuarial assumptions and experience.

We assumed an expected long-term rate of return on plan assets of 8.5 percent for each of the years ended December 31, 2007 and December 31, 2006. The assumed long-term rate of return on assets is applied to a calculated value of plan assets, which recognizes changes in the fair value of plan assets in a systematic manner over five years. This produces the expected return on plan assets that is included in the determination of our pension income or expense. The difference between this expected return and the actual return on plan assets is deferred. The net deferral of past asset gains or losses affects the calculated value of plan assets and, ultimately, our future pension income or expense. Should our long-term return on plan assets either fall below or increase above 8.5 percent, our future pension expense would either increase or decrease. The historic rate of return for our pension plan assets are as follows:

One year	(4.4)%
Five years	9.2%
Ten years	6.8%

Our pension plan asset and our target allocation are as follows:

	2007	2008 Target

Asset Category
Equity Securities	58%	55%
Fixed Income	40%	45%
Other	2%	—

Our pension plan investment strategy includes the maximization of return on pension plan investment, at an acceptable level of risk, assuring the fiscal health of the plan and achieving a long-term real rate of return

NASHUA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

which will equal or exceed the expected return on plan assets. To achieve these objectives, we invest in a diversified portfolio of asset classes consisting of U.S. domestic equities, international equities, and high quality and high yield domestic fixed income funds.

Our pension plan investments were diversified as follows:

	For the Year
	Ended December 31,
	2007	2006
	(In millions)

Investments
Large cap equities	$25.0	$25.6
Small cap equities	8.7	8.3
International equities	8.6	8.5
High yield bonds	6.5	5.9
Fixed income/bond investments	22.1	26.7
Cash	1.3	.3

Total	$72.2	$75.3

The estimated net actuarial loss and prior service credit for our retiree benefit plans that will be amortized from accumulated other comprehensive income into retiree benefit plan cost in 2008 are $1.3 million and $.1 million, respectively.

As of December 31, 2007, our estimated future benefit payments reflecting future service for the fiscal years ending December 31 were as follows:

	Retirement Plan	Hourly	Supplemental
	for Salaried	Employees	Executive
	Employees	Retirement Plan	Retirement Plan	Postretirement
	(In millions)

2008	$2.4	$1.8	$.3	$.1
2009	2.5	1.9	.3	.1
2010	2.8	2.0	.3	.1
2011	2.9	2.1	.3	.1
2012	3.2	2.3	.3	.1
2013-2017	19.2	13.9	1.2	.1

NASHUA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net periodic pension and postretirement benefit (income) costs for the plans include the following components:

	Pension Benefits		Postretirement Benefits
	2007	2006	2007	2006
	(In thousands)

Components of net periodic (income) cost
Service cost	$509	$886	$1	$40
Interest cost	5,773	5,508	42	88
Expected return on plan assets	(6,413)	(5,925)	—	—
Amortization of prior service cost (credit)	4	161	(69)	(58)
Recognized net actuarial loss (gain)	1,744	2,486	(74)	(86)
Net loss (gain) on curtailment	—	786	—	(565)

Net periodic cost (income)	$1,617	$3,902	$(100)	$(581)

Our projected benefit obligation or PBO, accumulated benefit obligation or ABO and fair value of plan assets for our plans that have accumulated benefit obligations in excess of plan assets are as follows:

	2007			2006
	PBO	ABO	Plan Assets	PBO	ABO	Plan Assets
	(In millions)

Supplemental Executive Retirement Plan	$3.0	$3.0	$—	$3.1	$3.1	$—
Hourly Employees Retirement Plan of Nashua Corporation	$42.1	$42.1	$31.7	$42.4	$42.4	$35.4
Retirement Plan for Salaried Employees of Nashua Corporation	$51.9	$51.9	$40.5	$52.4	$52.4	$39.9

Our assumed health care cost trend rate is 10 percent for 2007 and ranges from 10 percent to 5 percent for future years. A one percentage-point change in assumed health care cost trend rates would have no effect on our total service and interest cost or our accumulated postretirement benefit obligation.

Our annual measurement dates for our pension benefits and postretirement benefits are December 31.

Approximately $24.7 million and $22.6 million of our accrued pension cost and $.5 million and $.8 million of our accrued postretirement benefits for 2007 and 2006, respectively, are included in other long-term liabilities in our accompanying consolidated balance sheets. We expect to make a contribution of approximately $2.4 million and $3.8 million to our salaried pension plan and hourly pension plan, respectively, in 2008.

During the fourth quarter of 2007, we recorded $3.7 million, net of taxes, through other comprehensive income related to an increase in the funded status liability of our defined benefit plans. We recognized incremental comprehensive income of $.1 million related to our postretirement benefit plan in 2007.

During the fourth quarter of 2006, we recorded $10.4 million, net of taxes, through other comprehensive income related to the decrease in the funded status liability of our defined benefit plans. In connection with our adoption of FAS 158 and a negative plan amendment related to our postretirement benefit plan, we recognized incremental comprehensive income of $1.8 million ($1.1 million, net of income taxes) in 2006. The funded status is defined as the difference between accumulated benefit obligations and fair value of plan assets of company sponsored pension plans.

During the third quarter of 2006, we froze pension benefits for certain hourly employees in Merrimack, New Hampshire. We recognized a pension curtailment loss of $.8 million and froze benefits and terminated

NASHUA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

future benefits under our postretirement benefit plans for certain hourly employees located in Merrimack, New Hampshire. We recognized a postretirement curtailment gain of $.6 million.

Note 12:	Information About Operations

We have two reportable segments:

(1) Label Products: which converts, prints and sells pressure sensitive labels, radio frequency identification (RFID) labels and tickets and tags to distributors and end-users.

(2) Specialty Paper Products: which coats and converts various converted paper products sold primarily to domestic converters and resellers, end-users and private-label distributors. Our Specialty Paper segment’s product scope includes thermal papers, dry-gum papers, heat seal papers, bond papers, wide-format media papers, small rolls, financial receipts, point-of-sale receipts, retail consumer products and ribbons.

The accounting policies of our segments are the same as those described in Note 1.

Beginning in the first quarter of 2007, and related to changes in the management of our business and changes to our sales force, our chief operating decision maker for both our Label Products and Specialty Paper Products segments is now our Chief Executive Officer. Our Chief Executive Officer utilizes financial reports that include net sales, cost of sales and gross margin by operating segment. We, in turn, measure profit or loss for reportable segments as gross margin, and we no longer report profit or loss for reportable segments as income before income taxes. Selling, distribution, general, administrative and research and development expenses are managed and reported on a consolidated basis.

Eliminations represent sales between our Specialty Paper Products and Label Products segments. Excluding sales between segments, reflected as eliminations in the table below, external sales for our Specialty Paper Products segment were $153.2 million and $156.8 million for the years ended December 31, 2007 and 2006, respectively. Sales between segments and between geographic areas are negotiated based on what we believe to be market pricing.

Our 2007 net revenues for the Label Products segment include sales of our automatic identification labels to Federal Express Corporation (FedEx). The FedEx sales exceeded 10 percent of our consolidated net revenues. While no other customer represented 10 percent of our consolidated net revenues, both of our segments have significant customers. The loss of FedEx or any other significant customer or the loss of sales of our automatic identification labels could have a material adverse effect on us or our segments.

Our reportable segments are strategic business units grouped by product class. We manage them separately because each business requires different technology and marketing strategies.

NASHUA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below presents information about our reported segments for the years ended December 31:

	Net Sales		Gross Margin		Identifiable Assets
	2007	2006	2007	2006	2007	2006
	(In millions)

By Reportable Segment:
Label Products	$115.5	$109.7	$21.0	$16.3	$46.6	$48.0
Specialty Paper Products	160.3	162.5	26.5	24.1	53.9	61.1
Other(1)	4.1	2.5	.7	.2	—	—
Reconciling Items:
Eliminations	(7.1)	(5.7)	—	—	—	—
Corporate assets	—	—	—	—	27.2	18.5

Consolidated	$272.8	$269.0	$48.2	$40.6	$127.7	$127.6

(1)	Includes activity from operations which falls below the quantitative thresholds for a reportable segment.

Capital expenditures and depreciation and amortization from continuing operations by reportable segment are set forth below for the years ended December 31:

	Capital		Depreciation &
	Expenditures		Amortization
	2007	2006	2007	2006
	(In millions)

Label Products	$.4	$.8	$2.0	$3.2
Specialty Paper Products	.7	1.7	2.1	2.9
Reconciling Items:
Corporate	.2	.3	.5	.4

Consolidated	$1.3	$2.8	$4.6	$6.5

The following is information by geographic area as of and for the years ended December 31:

	Net Sales From
	Continuing Operations		Long-Lived Assets
	2007	2006	2007	2006
	(In millions)

By Geographic Area
United States	$272.8	$269.0	$57.1	$62.0
Reconciling Items:
Discontinued Operations	—	—	1.5	1.5
Deferred tax assets	—	—	9.5	7.8

Consolidated	$272.8	$269.0	$68.1	$71.3

Net sales from continuing operations by geographic area are based upon the geographic location from which the goods were shipped and not the customer location.

NASHUA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13:	Quarterly Operating Results

Our quarterly operating results from continuing operations based on our use of 13-week periods are as follows:

	For the Quarter Ended
	Unaudited	Unaudited	Unaudited	Unaudited
	3/30/07	6/29/07	9/28/07	12/31/07	Year
	(In thousands, except per share data)

2007
Net sales	$65,169	$67,688	$67,610	$72,332	$272,799
Gross margin	11,449	12,298	11,564	12,943	48,254
Income from continuing operations	637	1,252	852	1,110	3,851
Income from discontinued operations(1)	289	—	—	—	289
Net income(1)	926	1,252	852	1,110	4,140
Earnings per common share:
Continuing operations	0.10	0.21	0.16	0.20	0.67
Discontinued operations(1)	0.05	—	—	—	0.05
Net income(1)	0.15	0.21	0.16	0.20	0.72
Continuing operations, assuming dilution	0.10	0.20	0.16	0.20	0.66
Discontinued operations, assuming dilution(1)	0.05	—	—	—	0.05
Net income, assuming dilution(1)	0.15	0.20	0.16	0.20	0.71
2006
Net sales	$64,811	$65,458	$69,487	$69,287	$269,043
Gross margin	9,788	9,458	10,715	10,693	40,654
Income (loss) from continuing operations(2)	(563)	(982)	(1,213)	4,764	2,006
Income from discontinued operations(1)	1,004	—	54	535	1,593
Net income (loss)(1)(2)	441	(982)	(1,159)	5,299	3,599
Earnings (loss) per common share:
Continuing operations(2)	(.09)	(.16)	(.20)	.77	.32
Discontinued operations(1)	.16	—	.01	.09	.26
Net income (loss)(1)(2)	.07	(.16)	(.19)	.86	.58
Continuing operations, assuming dilution(2)	(.09)	(.16)	(.20)	.77	.32
Discontinued operations, assuming dilution(1)	.16	—	.01	.09	.26
Net income (loss), assuming dilution(1)(2)	.07	(.16)	(.19)	.86	.58

(1)	Income from discontinued operations for the year ended December 31, 2007, as described in Note 2, represents the reimbursement of our deductible related to the Cerion litigation which was dismissed by the courts. Income from discontinued operations, for the year ended December 31, 2006, as described in Note 2, represents the results of our toner and developer business which we exited effective March 31, 2006, income from the liquidation of our former Photo UK entity, a loss related to environmental issues resulting from our previously exited Computer Products business and a $1.2 million tax benefit related to the settlement of outstanding Internal Revenue Service audits from the years 1995-2000.

(2)	Our fourth quarter 2006 includes an impairment of intangible assets, as described in Note 3, and a gain on the sale of our real estate located in Merrimack, New Hampshire, as described in Note 10.

Note 14:	Related Parties

Leases with Related Parties

We rent property under a lease with entities partially owned by either a family partnership of which our Chairman and his family have total interest or by our Chairman. Associated with this lease, we incurred rent expense of approximately $.3 million during both 2007 and 2006. We also pay taxes and utilities and insure property occupied under this lease.

NASHUA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Notes Payable to Related Parties

We have notes payable to related parties of Nashua in connection with asset acquisitions as discussed in detail in Note 5.

Loans to Related Parties

We had a loan to a former owner of Rittenhouse Paper Company relating to life insurance premiums paid on his behalf. This loan was partially collateralized by the cash surrender value of related life insurance policies and fully covered by the death benefit payable under this policy. This loan did not incur interest and was due upon death, settlement or termination of related life insurance policies. During the fourth quarter of 2007, we received cash of $1.1 million from the related party in settlement of the loan and the loan was removed from our consolidated balance sheets.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Nashua Corporation:

We have audited the accompanying consolidated balance sheets of Nashua Corporation as of December 31, 2007 and 2006 and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nashua Corporation at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN No. 48”). In addition, as discussed in Note 1 to the consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, and effective December 31, 2006, the Company adopted Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of FASB Statements No. 87, 88, 106 and 132(R).

/s/  ERNST & YOUNG LLP

Boston, Massachusetts
February 26, 2008

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures

Not required.

Item 9A(T).	Controls and Procedures

Disclosure Controls and Procedures

Our company’s management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2007, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Internal Control Over Financial Reporting

Management’s Annual Report on Internal Control Over Financial Reporting

The management of the company is responsible for establishing and maintaining adequate internal control over financial reporting for the company. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principals and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The company’s management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2007. In making this assessment, the company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment, management concluded that, as of December 31, 2007, the company’s internal control over financial reporting is effective based on those criteria set forth.

The annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

No change in our internal controls over financial reporting occurred during the fiscal quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item will be included in our definitive Proxy Statement for our Annual Meeting of Stockholders to be held on April 28, 2008, and is incorporated herein by reference.

Executive Officers of the Registrant

The information required by this Item with respect to our executive officers is contained in Part I of this Form 10-K.

Code of Ethics

The information required by this Item with respect to code of ethics will be included in our definitive Proxy Statement for our Annual Meeting of Stockholders to be held on April 28, 2008, and is incorporated herein by reference. In accordance with Item 406 of Regulation S-K, a copy of our code of ethics is available on our website at www.nashua.com under the “Corporate Governance” section of the “Investor Relations” web page. We intend to make all required disclosures concerning any amendments to, or waivers from, our Code of Business Conduct and Ethics on our Internet website.

Item 11.	Executive Compensation

The information required by this Item will be included in our definitive Proxy Statement for our Annual Meeting of Stockholders to be held on April 28, 2008, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be included in our definitive Proxy Statement for our Annual Meeting of Stockholders to be held on April 28, 2008, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be included in our definitive Proxy Statement for our Annual Meeting of Stockholders to be held on April 28, 2008, and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this Item will be included in our definitive Proxy Statement for our Annual Meeting of Stockholders to be held on April 28, 2008, and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents are included in Item 8 of Part II of this Form 10-K:

(1) Financial statements:

•	Consolidated statements of operations for each of the two years ended December 31, 2007 and 2006

•	Consolidated balance sheets at December 31, 2007 and 2006

•	Consolidated statements of shareholders’ equity for each of the two years ended December 31, 2007 and 2006

•	Consolidated statements of cash flows for each of the two years ended December 31, 2007 and 2006

•	Notes to Consolidated Financial Statements

•	Report of Independent Registered Public Accounting Firm

(2) Financial Statements:

Not required.

(3) Exhibits:

2.01	Agreement and Plan of Merger, dated as of March 25, 2002, between Nashua Corporation and Nashua MA Corporation. Incorporated by reference to our Definitive Proxy Statement filed on March 27, 2002.
3.01	Articles of Organization, as amended. Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 28, 2002.
3.02	By-laws, as amended. Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 28, 2002.
4.01	Credit Agreement, dated March 1, 2002, by and among Nashua Corporation, LaSalle Bank National Association and Fleet National Bank, a Bank of America Company. Incorporated by reference to our Current Report on Form 8-K dated March 14, 2002.
4.02	First Amendment to Credit Agreement, dated as of July 15, 2003, by and among Nashua Corporation, Fleet National Bank, a Bank of America Company, and LaSalle Bank National Association. Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 27, 2003.
4.03	Waiver and Second Amendment to Credit Agreement, dated as of July 24, 2003, by and among Nashua Corporation, Fleet National Bank, a Bank of America Company, and LaSalle Bank National Association. Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 27, 2003.
4.04	Third Amendment to Credit Agreement, dated as of September 25, 2003, by and among Nashua Corporation, Fleet National Bank, a Bank of America Company, and LaSalle Bank National Association. Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended September 26, 2003.

4.05		Fourth Amendment to Credit Agreement, dated as of December 30, 2003, by and among Nashua Corporation, Fleet National Bank, a Bank of America Company, and LaSalle Bank National Association. Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2003.
4.06		Fifth Amendment to Credit Agreement dated as of March 31, 2004 by and among Nashua Corporation, Fleet National Bank, a Bank of America Company, and LaSalle Bank National Association. Incorporated by reference to our current report on Form 8-K dated March 31, 2004 and filed April 2, 2004.
4.07		Sixth Amendment to Credit Agreement dated as of December 9, 2004 by and among Nashua Corporation, Fleet National Bank, a Bank of America Company, and LaSalle Bank National Association. Incorporated by reference to our current report on Form 8-K dated December 9, 2004 and filed December 15, 2004.
4.08		Seventh Amendment to Credit Agreement dated as of April 14, 2005, among Nashua Corporation, Fleet National Bank, a Bank of America Company, and LaSalle Bank National Association. Incorporated by reference to our current report on Form 8-K dated April 14, 2005 and filed April 20, 2005.
4.09		Amended and Restated Credit Agreement, dated as of March 30, 2006, among Nashua Corporation, LaSalle Bank National Association and the lenders party hereto. Incorporated by reference to our current report on Form 8-K dated March 30, 2006 and filed on April 3, 2006.
4.10		First Amendment to Amended and Restated Credit Agreement, dated as of January 12, 2007, among Nashua Corporation, LaSalle Bank National Association, and the lenders party thereto. Incorporated by reference to our current report on Form 8-K dated January 12, 2007 and filed on January 18, 2007.
4.11		Second Amendment and Restated Credit Agreement, dated as of May 23, 2007, among Nashua Corporation, LaSalle Bank National Association, and the lenders party thereto. Incorporated by reference to our current report on Form 8-K dated May 23, 2007 and filed on May 29, 2007.
+10	.01	Amended and Restated 1996 Stock Incentive Plan. Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended April 2, 1999.
+10	.02	1999 Shareholder Value Plan. Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended April 2, 1999.
+10	.03	2004 Value Creation Incentive Plan. Incorporated by reference to our Proxy Statement dated as of March 23, 2004.
+10	.04	2007 Value Creation Incentive Plan. Incorporated by reference to our current report on Form 8-K dated as of May 4, 2007 and filed on May 8, 2007.
+10	.05	Form of Restricted Stock Agreement. Incorporated by reference to our current report on Form 8-K dated as of August 1, 2007 and filed on August 6, 2007.
+10	.06	Letter Agreement, by and between the Company and Andrew Albert, dated as of April 24, 2006. Incorporated by reference to our current report on Form 8-K dated April 24, 2006 and filed April 25, 2006.
+10	.07	Change of Control and Severance Agreement, dated as of June 15, 2004 between Nashua Corporation and John L. Patenaude. Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2004.
+10	.08	Separation and General Release Agreement, dated April 19, 2007 between Nashua Corporation and Donna DiGiovine. Incorporated by reference to our current report on Form 8-K dated April 19, 2007 and filed on April 24, 2007.
+10	.09	Employment Agreement, by and between Nashua Corporation and Thomas G. Brooker, dated as of March 12, 2006. Incorporated by reference to our current report on Form 8-K dated March 12, 2006 and filed on March 16, 2006.
+10	.10	Change of Control and Severance Agreement, by and between Nashua Corporation and Thomas G. Brooker, dated as of March 12, 2006. Incorporated by reference to our current report on Form 8-K dated March 12, 2006 and filed on March 16, 2006.
+10	.11	Restricted Stock Agreements, by and between Nashua Corporation and Thomas G. Brooker, dated as of May 4, 2006. Incorporated by reference to our current report on Form 8-K dated May 4, 2006 and filed on May 5, 2006.

+10	.12	Employment Agreement, by and between Nashua Corporation and Todd McKeown, dated as of September 1, 2006. Incorporated by reference to our current report on Form 8-K dated August 17, 2006 and filed August 22, 2006.
+10	.13	Change of Control and Severance Agreement, by and between Nashua Corporation and Todd McKeown, dated as of September 1, 2006. Incorporated by reference to our current report on Form 8-K dated August 17, 2006 and filed August 22, 2006.
+10	.14	Restricted Stock Agreement, by and between the Company and Todd McKeown, dated as of September 1, 2006. Incorporated by reference to our Quarterly Report on Form 10-Q dated and filed November 3, 2006.
+10	.15	Management Incentive Plan. Incorporated by reference to our current report on Form 8-K dated March 14, 2007 and filed March 20, 2007.
10.16		Form of Indemnification Agreement between Nashua Corporation and its directors and executive officers. Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended September 27, 2002.
10.17		Indemnification Agreement, dated as of February 11, 2004, between Nashua Corporation and Katun Corporation. Incorporated by reference to our current report on Form 8-K dated and filed August 9, 2005.
10.18		Purchase and Sale Agreement, by and between Nashua Corporation and Equity Industrial Partners Corp., dated as of November 6, 2006. Incorporated by reference to our current report on Form 8-K dated November 6, 2006 and filed November 13, 2006.
10	.19*	Executive officer 2008 salaries.
10	.20*	Summary of compensation arrangements with Directors.
21	.01*	Subsidiaries of the Registrant.
23	.01*	Consent of Independent Registered Public Accounting Firm.
31	.01*	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.02*	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.01*	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.02*	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* —	Filed herewith.

+ —	Identifies exhibits constituting management contracts or compensatory plans or other arrangements required to be filed as an exhibit to this annual report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nashua Corporation

By:	/s/ John L. Patenaude
John L. Patenaude
Vice President-Finance and
Chief Financial Officer

Date: March 11, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas G. Brooker Thomas G. Brooker	President and Chief Executive Officer (principal executive officer)	March 11, 2008

/s/ John L. Patenaude John L. Patenaude	Vice President-Finance and Chief Financial Officer (principal financial officer)	March 11, 2008

/s/ Margaret M. Callan Margaret M. Callan	Corporate Controller and Chief Accounting Officer (principal accounting officer)	March 11, 2008

/s/ Andrew B. Albert Andrew B. Albert	Chairman of the Board	March 11, 2008

/s/ L. Scott Barnard L. Scott Barnard	Director	March 11, 2008

/s/ Avrum Gray Avrum Gray	Director	March 11, 2008

/s/ Michael T. Leatherman Michael T. Leatherman	Director	March 11, 2008

/s/ George R. Mrkonic, Jr. George R. Mrkonic, Jr.	Director	March 11, 2008

/s/ Mark E. Schwarz Mark E. Schwarz	Director	March 11, 2008