Form 10-Q
period 2008-03-28
NASHUA CORP
filed 2008-05-09
CIK 69680

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 28, 2008
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes: ☐          No: ☑
     The number of shares outstanding of the registrant’s common stock, as of May 6, 2008:

Class	Number of Shares
Common Stock, $1.00 par value	5,766,186

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
NASHUA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 28, 2008	December 31,
	(Unaudited)	2007
	(In thousands)
ASSETS:
Current assets:
Cash and cash equivalents	$3,740	$7,388
Accounts receivable	28,593	29,375
Inventories:
Raw materials	11,102	9,079
Work in process	2,983	2,565
Finished goods	8,789	8,354

	22,874	19,998
Other current assets	2,977	2,828

Total current assets	58,184	59,589

Plant and equipment	71,600	71,096
Accumulated depreciation	(48,810)	(47,805)

	22,790	23,291

Goodwill	31,516	31,516
Intangibles, net of amortization	306	331
Other assets	13,204	12,975

Total assets	$126,000	$127,702

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$14,852	$14,432
Accrued expenses	6,824	9,185
Current maturities of long-term debt	1,875	1,875
Current maturities of notes payable to related parties	31	31

Total current liabilities	23,582	25,523

Long-term debt	10,925	10,925
Notes payable to related parties	13	18
Other long-term liabilities	30,196	29,728

Total long-term liabilities	41,134	40,671

Commitments and contingencies (see Note 6)
Shareholders’ equity:
Common stock	5,644	5,641
Additional paid-in capital	14,688	14,562
Retained earnings	59,295	59,648
Accumulated other comprehensive loss:
Minimum pension liability adjustment, net of tax	(18,343)	(18,343)

Total shareholders’ equity	61,284	61,508

Total liabilities and shareholders’ equity	$126,000	$127,702

See accompanying notes.

NASHUA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 28,	March 30,
	2008	2007
	(In thousands, except per share data)
Net sales	$63,926	$65,169
Cost of products sold	54,068	53,718

Gross margin	9,858	11,451

Selling, distribution, general and administrative expenses	10,013	10,182
Research and development expenses	186	274
Loss from equity investments	37	71
Interest expense	163	84
Interest income	(48)	(8)
Change in fair value of interest rate swap	360	36
Other income	(264)	(284)

Income (loss) from continuing operations before income taxes	(589)	1,096
Provision (benefit) for income taxes	(236)	459

Income (loss) from continuing operations	(353)	637
Income from discontinued operations, net of taxes (Note 4)	—	289

Net income (loss)	$(353)	$926

Basic earnings per share:
Income (loss) per common share from continuing operations	$(0.07)	$0.10
Income per common share from discontinued operations	—	0.05

Net income (loss) per common share	$(0.07)	$0.15

Average common shares	5,396	6,140

Diluted earnings per share:
Income (loss) per common share from continuing operations assuming dilution	$(0.07)	$0.10
Income per common share from discontinued operations assuming dilution	—	0.05

Net income (loss) per common share assuming dilution	$(0.07)	$0.15

Dilutive effect of stock options	—	59

Average common and potential common shares	5,396	6,199

See accompanying notes.

NASHUA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 28,	March 30,
	2008	2007
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(353)	$926
Adjustments to reconcile net income to cash (used in) provided by operating activities:
Depreciation and amortization	1,051	1,219
Amortization of deferred gain	(168)	(168)
Change in fair value of interest rate swap	360	36
Stock based compensation	98	26
Excess tax benefit from exercised stock based compensation	(4)	(11)
Equity in loss from unconsolidated joint ventures	37	71
Contributions to pension plans	(11)	—
Change in operating assets and liabilities	(4,159)	846

Cash (used in) provided by operating activities	(3,149)	2,945

Cash flows from investing activities:
Investment in plant and equipment	(525)	(278)

Cash used in investing activities	(525)	(278)

Cash flows from financing activities:
Net repayments on proceeds from revolving portion of long-term debt	—	(950)
Repayment of notes payable to related parties	(5)	(21)
Proceeds from shares exercised under stock option plans	27	77
Excess tax benefit from exercised stock based compensation	4	11
Stock repurchase	—	(803)

Cash provided by (used in) financing activities	26	(1,686)

(Decrease) increase in cash and cash equivalents	(3,648)	981
Cash and cash equivalents at beginning of period	7,388	289

Cash and cash equivalents at end of period	$3,740	$1,270

Supplemental disclosures of cash flow information:
Interest paid	$164	$128

Income taxes paid, net	$21	$143

See accompanying notes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1: Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying financial statements contain all adjustments consisting of normal recurring accruals necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The accompanying financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007. Certain prior year data have been reclassified to conform to the 2008 presentation.
Note 2: Acquired Intangible Assets
Details of acquired intangible assets are as follows:

	As of March 28, 2008
			Weighted
	Gross		Average
	Carrying	Accumulated	Amortization
(In thousands)	Amount	Amortization	Period
Trademarks and tradenames	$211	$92	15 years
Customer relationships and lists	829	642	12 years

	$1,040	$734

Amortization Expense:
For the three months ended March 28, 2008		$25
Estimated for the year ending December 31, 2008		$71
Estimated for the year ending December 31, 2009		$47
Estimated for the year ending December 31, 2010		$39
Estimated for the year ending December 31, 2011		$34
Estimated for the year ending December 31, 2012		$31
Estimated for the year ending December 31, 2013		$30
Estimated for the year ending December 31, 2014 and thereafter		$79
The gross carrying amount, accumulated amortization and weighted average amortization period has been adjusted to remove fully amortized intangible assets as of March 28, 2008.
Note 3: Pension and Postretirement Benefits
Net periodic pension and postretirement benefit costs for the quarters ended March 28, 2008 and March 30, 2007 for the plans include the following components:

	Pension Benefits for the		Postretirement Benefits for
	three months ended		the three months ended
	March 28,	March 30,	March 28,	March 30,
	2008	2007	2008	2007
	(In thousands)
Components of net periodic (income) cost
Service cost	$125	$131	$—	$—
Interest cost	1,480	1,440	7	11
Expected return on plan assets	(1,634)	(1,615)	—	—
Amortization of prior service cost	1	1	(17)	(17)
Recognized net actuarial (gain)/loss	343	430	(21)	(19)

Net periodic (income) cost	$315	$387	$(31)	$(25)

We funded the pension plans $10,850 in the first quarter of 2008 and we could make a total contribution of $7.9 million to our pension plans in 2008.
Note 4: Discontinued Operations
Discontinued operations include reimbursement of $.5 million from our insurance provider for the reimbursement of legal fees related to the Cerion litigation which was dismissed by the courts, in the quarter ended March 30, 2007 as follows:

	March 28,	March 30,
	2008	2007
	(In thousands)
Income before income taxes	$—	$500
Income taxes	—	211

Income from discontinued operations	$—	$289

Note 5: Segment and Related Information
The following table presents information about our reportable segments.

	Net Sales		Gross Margin
	Three Months Ended		Three Months Ended
	March 28,	March 30,	March 28,	March 30,
	2008	2007	2008	2007
	(In thousands)
Label Products	$26,026	$28,219	$3,805	$5,053
Specialty Paper Products	38,588	38,037	5,893	6,326
All other	1,093	908	166	110
Reconciling items:
Eliminations	(1,781)	(1,995)	(6)	(38)

Consolidated	$63,926	$65,169	$9,858	$11,451

Note 6: Contingencies
Environmental
We are involved in certain environmental matters and have been designated by the Environmental Protection Agency, referred to as the EPA, as a potentially responsible party for certain hazardous waste sites. In addition, we have been notified by certain state environmental agencies that some of our sites not addressed by the EPA require remedial action. These sites are in various stages of investigation and remediation. Due to the unique physical characteristics of each site, the technology employed, the extended timeframes of each remediation, the interpretation of applicable laws and regulations and the financial viability of other potential participants, our ultimate cost of remediation is difficult to estimate. Accordingly, estimates could either increase or decrease in the future due to changes in such factors. At March 28, 2008, based on the facts currently known and our prior experience with these matters, we have concluded that it is probable that site assessment, remediation and monitoring costs will be incurred. We have estimated a range for these costs of $.9 million to $1.6 million for continuing operations. These estimates could increase if other potentially responsible parties or our insurance carriers are unable or unwilling to bear their allocated share and cannot be compelled to do so. At March 28, 2008, our accrual balances relating to environmental matters were $1.0 million for continuing operations. Based on information currently available, we believe that it is probable that the major potentially responsible parties will fully pay the costs apportioned to them. We believe that our remediation expense is not likely to have a material adverse effect on our consolidated financial position or results of operations.
State Street Bank and Trust
On October 24, 2007, we filed a Class Action Complaint with the United States District Court for the District of Massachusetts, against State Street Bank and Trust, State Street Global Advisors, Inc. and John Does 1-20. On January 14, 2008, the Nashua Pension Plan Committee filed a revised Complaint with the United States District Court for the District of New York, against State Street Bank and Trust, State Street Global Advisors, Inc. and John Does 1-20. The Complaint alleges that the defendants violated their obligation as fiduciaries under the Employment Retirement Income Securities Act of 1974. On March 14, 2008, the Complaint was amended consolidating the Nashua Pension Plan Committee complaint with other complaints. The process of discovery commenced as of March 2008.
Other
We are involved in various other lawsuits, claims and inquiries, most of which are routine to the nature of our business. In the opinion of our management, the resolution of these matters will not materially affect us.
Note 7: Fair Value Measurements
In September 2006, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, (FAS 157), which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This statement defines fair value, establishes a framework or hierarchy for measuring fair value and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. The statement indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. FAS 157 defines fair value based upon an exit price model.
Relative to FAS 157, the FASB issued FASB Staff Positions (FSP) 157-1 and 157-2. FSP 157-1 amends FAS 157 to exclude FAS No. 13, “Accounting for Leases,” and its related interpretive accounting pronouncements that address leasing transactions, while FSP 157-2 delays the effective date of the application of FAS 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis.
We adopted FAS 157 as of January 1, 2008, with the exception of the application of the statement to non-recurring nonfinancial assets and nonfinancial liabilities as permitted. Non-recurring nonfinancial assets and nonfinancial liabilities for which we have not applied the provisions of FAS 157 include those measured at fair value in goodwill impairment testing and indefinite lived intangible assets measured at fair value for impairment testing.
FAS 157 provides a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. FAS 157 defines fair value as the price that would be received for an asset or the exit price that would be paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date. FAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs, where available. The following summarizes the three levels of inputs required by the standard that we use to measure fair value.

Level 1:	Quoted prices in active markets for identical assets or liabilities.

Level 2:	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities.

Level 3:	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
The following table sets forth the financial liability as of March 28, 2008 that we measured at fair value on a recurring basis by level within the fair value hierarchy. As required by FAS 157, assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement.

Fair Value Measurements at March 28, 2008 Using
			Significant other	Significant
	Total Carrying	Quoted prices in	observable	unobservable
	Value at	active markets	inputs	inputs
(in thousands of dollars)	March 28, 2008	(Level 1)	(Level 2)	(Level 3)
Interest rate swap liability	$609	$—	$609	$—
In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115, (FAS 159). This standard allows an entity to choose to measure certain financial instruments and liabilities at fair value. Subsequent measurements for the financial instruments and liabilities an entity elects to fair value will be recognized in earnings. FAS 159 also established additional disclosure requirements. The requirements for FAS 159 were effective for our fiscal year beginning January 1, 2008. We have adopted FAS 159 and have elected not to measure any additional financial instruments and other items at fair value. The adoption of FAS 159 had no impact on our financial statements.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read along with our 2007 Form 10-K filed with the Securities and Exchange Commission, and with the unaudited condensed consolidated financial statements included in this Form 10-Q.
Results of Operations For the First Quarter of 2008 Compared to the First Quarter of 2007

	First Quarter	First Quarter
	2008	2007
	(in millions)
Net sales	$63.9	$65.2
Gross margin %	15.4%	17.6%
Distribution expenses	$3.4	$2.7
Selling expenses	$2.9	$2.9
General and administrative expenses	$3.8	$4.5
Research and development expenses	$.2	$.3
Interest expense, net	$.5	$.1
Other income	$(.3)	$(.3)
Income (loss) from continuing operations before income taxes	$(.6)	$1.1
Income (loss) from continuing operations	$(.4)	$.6

Depreciation and amortization	$1.1	$1.2
Investment in plant and equipment	$.5	$.3
Our net sales decreased $1.3 million, or 2.0 percent, to $63.9 million for the first quarter of 2008 compared to $65.2 million for the first quarter of 2007. The decrease was due to decreased sales in our Label Products segment which more than offset increased sales in our Specialty Paper Products segment.
Our gross margin percentage decreased to 15.4 percent for the first quarter of 2008 compared to 17.6 percent for the first quarter of 2007. The decrease was due to decreased margin percentages in both our Label Products and Specialty Paper Products segments. Gross margin decreased $1.6 million to $9.9 million for the first quarter of 2008 compared to $11.5 million for the first quarter of 2007 which was primarily a result of lower sales volume in our Label Products segment.
Distribution expenses increased $.7 million to $3.4 million for the first quarter of 2008 compared to $2.7 million for the first quarter of 2007. The increase was primarily due to the conversion of our Cranbury, New Jersey plant from a manufacturing facility to a distribution facility in addition to increased freight rates partially due to higher fuel prices. As a percentage of sales, distribution expenses increased from 4.1 percent for the first quarter of 2007 to 5.3 percent for the first quarter of 2008.
Selling expenses remained unchanged at $2.9 million for the first quarters of 2008 and 2007. As a percentage of sales, selling expenses increased to 4.5 percent for the first quarter of 2008 compared to 4.4 percent for the first quarter of 2007.
General and administrative expenses decreased from $4.5 million for the first quarter of 2007 to $3.8 million for the first quarter of 2008. The decrease was primarily the result of non-recurring severance and environmental charges and management incentive plan expense in the first quarter of 2007 partially offset by higher salary and employee fringe benefit costs in the first quarter of 2008. As a percentage of sales, general and administrative expenses decreased from 6.9 percent in the first quarter of 2007 to 5.9 percent in the first quarter of 2008.

Research and development expenses decreased $.1 million from $.3 million for the first quarter of 2007 to $.2 million for the first quarter of 2008.
Net interest expense increased $.4 million to $.5 million for the first quarter of 2008 compared to $.1 million for the first quarter of 2007. The increase was the result of an increase of $.1 million in interest expense and a $.3 million increase in the expense related to the decrease in fair value of our interest rate swap.
Other income remained unchanged at $.3 million for the first quarter of both 2008 and 2007. Other income for both years represents the recognition of deferred gain on the sale of our Merrimack, New Hampshire facility and royalty income related to our sale of toner formulations.
The estimated annual effective income tax rate for continuing operations was 40.1 percent (benefit) for the first quarter of 2008 and 41.8 percent for the first quarter of 2007. The estimated rates are higher than the U.S. statutory rate principally due to the impact of state income taxes.
Income from discontinued operations, net of taxes, was $.3 million for the first quarter of 2007. The income from discontinued operations for the first quarter of 2007 includes the reimbursement of an insurance deductible related to the Cerion litigation which was favorably concluded in the first quarter of 2007.
Our net loss for the first quarter of 2008 was $.4 million, or $0.07 per share, compared to net income of $.9 million, or $0.15 per share, for the first quarter of 2007.
Results of Operations by Reportable Segment For the First Quarter of 2008 Compared to the First Quarter of 2007
Label Products Segment

	First Quarter	First Quarter
	2008	2007
	(in millions)
Net sales	$26.0	$28.2
Gross margin %	14.6%	17.9%

Depreciation and amortization	$.5	$.5
Investment in plant and equipment	$.1	$.1
Net sales for our Label Products segment decreased $2.2 million, or 7.8 percent, to $26.0 million for the first quarter of 2008 compared to $28.2 million for the first quarter of 2007. The decrease was primarily attributable to decreases of $1.6 million in our automatic identification product line, $.3 million in our EDP product line and $.3 million in our retail shelf product line. The decrease in our automatic identification product line was primarily the result of lost business and an inventory adjustment by a major customer. The decrease in our EDP product line was mainly the result of market erosion as a result of changing technology and lower volumes and the decrease in our retail shelf product line was the result of lower volumes.
Gross margin for our Label Products segment decreased $1.2 million to $3.8 million for the first quarter of 2008 compared to $5.0 million for the first quarter of 2007. As a percentage of net sales, the gross margin percentage decreased from 17.9 percent for the first quarter of 2007 to 14.6 percent for the first quarter of 2008. The decrease in gross margin percent was primarily the result of the lower sales volume in our automatic identification product line and competitive pricing pressures across the majority of our product lines.
Specialty Paper Products Segment

	First Quarter	First Quarter
	2008	2007
	(in millions)
Net sales	$38.6	$38.0
Gross margin %	15.3%	16.6%

Depreciation and amortization	$.5	$.5
Investment in plant and equipment	$.1	$.2

Net sales for our Specialty Paper Products segment increased $.6 million, or 1.6 percent, to $38.6 million for the first quarter of 2008 compared to $38.0 million for the first quarter of 2007. Increases of $2.4 million in our thermal point-of-sale product line and $.5 million in our security product line more than offset decreases of $.8 million in our thermal facesheet and ticket and tag product lines, $.5 million in our IBM branded product lines, $.5 million in our wide format product line, $.3 million in our bond product line and $.2 million in our carbonless product line. The increase in our thermal point-of-sale product line was primarily attributable to new business and increased business from existing customers. The increase in our security product line was the result of increased business from existing customers. The decrease in our thermal facesheet and ticket and tag product lines was mainly attributable to decreased demand from major customers. The decreases in our bond and carbonless product lines were primarily the result of overall market erosion for those products.
Gross margin for our Specialty Paper Products segment decreased $.4 million to $5.9 million for the first quarter of 2008 compared to $6.3 million for the first quarter of 2007. As a percentage of net sales, the gross margin percentage decreased from 16.6 percent for the first quarter of 2007 to 15.3 percent for the first quarter of 2008. The decrease is primarily due to lower margins in our coated business as a result of lower sales volume and higher oil and gas expenses in our manufacturing facilities. In addition, there were competitive pricing pressures in our point of sale thermal product line. The decrease was partially offset by increased margin percentage in our wide format product line primarily attributable to the conversion of our Cranbury, New Jersey facility from a manufacturing center to a distribution center.
Discontinued Operations
Discontinued operations include reimbursement of $.5 million from our insurance provider for the reimbursement of legal fees related to the Cerion litigation which was dismissed by the courts, in the quarter ended March 30, 2007 as follows:

	March 28,	March 30,
	2008	2007
	(In thousands)
Income before income taxes	$—	$500
Income taxes	—	211

Income from discontinued operations	$—	$289

Liquidity, Capital Resources and Financial Condition
Cash and cash equivalents decreased $3.6 million during the first quarter of 2008 to $3.7 million at March 28, 2008. Cash used in operations of $3.1 million and cash used in investing activities of $.5 million more than offset cash provided by financing activities of $26,000. Our cash flows from continuing and discontinued operations are combined in our consolidated statements of cash flows.
Cash flow used in operations of $3.1 million for the first quarter of 2008 resulted primarily from our net loss of $.4 million and changes in operating assets and liabilities of $4.1 million partially offset by $1.1 million of depreciation and amortization and $.1 million of stock based compensation. The changes in operating assets and liabilities of $4.1 million resulted primarily from a $2.9 million increase in inventories and a $2.4 million decrease in accrued expenses offset by a $.8 million decrease in accounts receivable and a $.4 million increase in accounts payable. The increase in inventory was primarily due to increases in both our Label Products and Specialty Paper Products segments partially due to increased raw material purchases prior to price increases from our vendors. The decrease in accrued expenses resulted primarily from the payment of 2007 incentive compensation.
Cash used in investing activities of $.5 million related to cash used for investments in fixed assets.
Future cash flows will be affected by our planned contribution to our pension plans of $7.9 million. We plan to fund this cash requirement through our revolving loan agreement.
Cautionary Note Regarding Forward-Looking Statements
Information we provide in this Form 10-Q may contain forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995. We may also make forward-looking statements in other reports we file with the Securities and Exchange Commission, in materials we deliver to stockholders and in our press releases. In addition, our representatives may, from time to time, make oral forward-looking statements. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that is not directly related to historical or current fact. Words such as “estimates,” “can,” “may,” “could,” “planned” and similar expressions are intended to identify such forward-looking statements. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated. Such risks and uncertainties include, but are not limited to, our future capital needs, stock market conditions, the price of our stock, fluctuations in customer demand, intensity of competition from other vendors, timing and acceptance of our new product introductions, general economic and industry conditions, delays or difficulties in programs designed to increase sales and improve profitability, the possibility of a final award of material damages in our pending litigation, goodwill impairment, and other risks detailed in this Form 10-Q in our filings with the Securities and Exchange Commission. The information set forth in this Form 10-Q should be read in light of such risks. We assume no obligation to update the information contained in this Form 10-Q or to revise our forward-looking statements.
ITEM 4T. CONTROLS AND PROCEDURES
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 28, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 28, 2008, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 28, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Environmental
We are involved in certain environmental matters and have been designated by the Environmental Protection Agency, referred to as the EPA, as a potentially responsible party for certain hazardous waste sites. In addition, we have been notified by certain state environmental agencies that some of our sites not addressed by the EPA require remedial action. These sites are in various stages of investigation and remediation. Due to the unique physical characteristics of each site, the technology employed, the extended timeframes of each remediation, the interpretation of applicable laws and regulations and the financial viability of other potential participants, our ultimate cost of remediation is difficult to estimate. Accordingly, estimates could either increase or decrease in the future due to changes in such factors. At March 28, 2008, based on the facts currently known and our prior experience with these matters, we have concluded that it is probable that site assessment, remediation and monitoring costs will be incurred. We have estimated a range for these costs of $.9 million to $1.6 million for continuing operations. These estimates could increase if other potentially responsible parties or our insurance carriers are unable or unwilling to bear their allocated share and cannot be compelled to do so. At March 28, 2008, our accrual balances relating to environmental matters were $1.0 million for continuing operations. Based on information currently available, we believe that it is probable that the major potentially responsible parties will fully pay the costs apportioned to them. We believe that our remediation expense is not likely to have a material adverse effect on our consolidated financial position or results of operations.
State Street Bank and Trust
On October 24, 2007, we filed a Class Action Complaint with the United States District Court for the District of Massachusetts, against State Street Bank and Trust, State Street Global Advisors, Inc. and John Does 1-20. On January 14, 2008, the Nashua Pension Plan Committee filed a revised Complaint with the United States District Court for the District of New York, against State Street Bank and Trust, State Street Global Advisors, Inc. and John Does 1-20. The Complaint alleges that the defendants violated their obligation as fiduciaries under the Employment Retirement Income Securities Act of 1974. On March 14, 2008, the Complaint was amended consolidating the Nashua Pension Plan Committee complaint with other complaints. The process of discovery commenced as of March 2008.

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
Funding for the defined benefit pension plans we sponsor is determined based upon the funded status of the plans and a number of actuarial assumptions, including an expected long-term rate of return on plan assets and the discount rate utilized to compute pension liabilities. All of our defined benefit pension plan benefits are frozen. The defined benefit plans were underfunded as of December 31, 2007 by approximately $24.7 million after utilizing the actuarial methods and assumptions for purposes of Financial Accounting Standards (FAS) No. 87, Employers’ Accounting for Pensions and FAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of FAS Nos. 87, 88, 106 and 132(R). As a result, we expect to experience an increase in our future cash contributions to our defined benefit pension plans. We contributed $5.3 million in 2007 and we could make a total contribution of $7.9 million in 2008. In the event that actual results differ from the actuarial assumptions, the funded status of our defined benefit plans may change and any such resulting deficiency could result in additional charges to equity and against earnings and increase our required cash contributions.
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
Any future litigation relating to our intellectual property rights could have an adverse impact on our business.
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

ITEM 6. EXHIBITS

31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 9, 2008.

31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 9, 2008.

32.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 9, 2008.

32.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 9, 2008.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NASHUA CORPORATION
(Registrant)
Date: May 9, 2008	By:	/s/ John L. Patenaude
John L. Patenaude
Vice President-Finance and Chief Financial Officer (principal financial and duly authorized officer)