Form 10-Q
period 2008-06-27
NASHUA CORP
filed 2008-08-01
CIK 69680

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 27, 2008
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

Yes:	X	No:

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒
          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes:	No:	X

          The number of shares outstanding of the registrant’s common stock, as of July 30, 2008:

Class	Number of Shares
Common Stock, $1.00 par value	5,766,186

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
NASHUA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 27, 2008	December 31,
	(Unaudited)	2007
	(In thousands)

ASSETS:
Current assets:
Cash and cash equivalents	$7,390	$7,388
Accounts receivable	29,132	29,375
Inventories:
Raw materials	11,091	9,079
Work in process	2,912	2,565
Finished goods	7,850	8,354

	21,853	19,998
Other current assets	2,603	2,828

Total current assets	60,978	59,589

Plant and equipment	71,732	71,096
Accumulated depreciation	(49,847)	(47,805)

	21,885	23,291

Goodwill	31,516	31,516
Intangibles, net of amortization	291	331
Other assets	12,734	12,975

Total assets	$127,404	$127,702

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$15,838	$14,432
Accrued expenses	8,493	9,185
Current maturities of long-term debt	2,500	1,875
Current maturities of notes payable to related parties	31	31

Total current liabilities	26,862	25,523

Long-term debt	10,300	10,925
Notes payable to related parties	3	18
Other long-term liabilities	28,362	29,728

Total long-term liabilities	38,665	40,671

Commitments and contingencies (see Note 8)
Shareholders’ equity:
Common stock	5,766	5,641
Additional paid-in capital	14,859	14,562
Retained earnings	59,595	59,648
Accumulated other comprehensive loss:
Minimum pension liability adjustment, net of tax	(18,343)	(18,343)

Total shareholders’ equity	61,877	61,508

Total liabilities and shareholders’ equity	$127,404	$127,702

See accompanying notes.

NASHUA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 27,	June 29,	June 27,	June 29,
	2008	2007	2008	2007
	(In thousands, except per share data)
Net sales	$67,003	$67,688	$130,929	$132,857
Cost of products sold	55,676	55,390	109,744	109,110

Gross margin	11,327	12,298	21,185	23,747
Selling, distribution and administrative expenses	10,916	10,258	20,929	20,438
Research and development expense	178	171	364	445
Loss from equity investments	92	69	129	140
Interest expense	128	256	291	340
Interest income	(24)	(61)	(72)	(69)
Change in fair value of interest rate swap	(241)	(159)	119	(123)
Other income	(223)	(331)	(487)	(615)

Income (loss) from continuing operations before income taxes (benefit)	501	2,095	(88)	3,191
Provision (benefit) for income taxes	201	843	(35)	1,302

Income (loss) from continuing operations	300	1,252	(53)	1,889
Income from discontinued operations, net of taxes	—	—	—	289

Net income (loss)	$300	$1,252	$(53)	$2,178

Basic earnings per share:
Income (loss) per common share from continuing operations	$0.06	$0.21	$(0.01)	$0.31
Income per common share from discontinued operations	—	—	—	0.05

Net income (loss) per common share	$0.06	$0.21	$(0.01)	$0.36

Average common shares	5,412	6,069	5,404	6,105

Diluted earnings per share:
Income (loss) per common share from continuing operations assuming dilution	$0.05	$0.20	$(0.01)	$0.30
Income per common share from discontinued operations assuming dilution	—	—	—	0.05

Net income (loss) per common share assuming dilution	$0.05	$0.20	$(0.01)	$0.35

Dilutive effect of common stock equivalents	106	70	—	66

Average common and potential common shares	5,518	6,139	5,404	6,171

See accompanying notes.

NASHUA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 27,	June 29,
	2008	2007
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(53)	$2,178
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	2,103	2,368
Amortization of deferred gain	(337)	(337)
Change in fair value of interest rate swap	119	36
Stock based compensation	360	91
Excess tax benefit from exercised stock based	(14)	(117)
Loss on sale/disposal of fixed assets	—	29
Loss on equity investment	129	140
Contribution to pension plan	(1,714)	(3,346)
Change in operating assets and liabilities	18	1,722

Cash provided by operating activities	611	2,764

Cash flows from investing activities:
Investment in plant and equipment	(656)	(503)
Proceeds from sale of fixed assets	—	2
Investment in unconsolidated joint venture	—	(146)

Cash used in investing activities	(656)	(647)

Cash flows from financing activities:
Net repayments on revolving portion of long-term debt	—	(1,950)
Proceeds from refinancing	—	10,000
Repayment of notes payable to related parties	(15)	(42)
Proceeds from shares exercised under stock option plans	48	453
Excess tax benefit from exercised stock based compensation	14	117
Repurchase of common stock	—	(803)
Tender offer transaction costs	—	(234)

Cash provided by financing activities	47	7,541

Increase in cash and cash equivalents	2	9,658
Cash and cash equivalents at beginning of period	7,388	289

Cash and cash equivalents at end of period	$7,390	$9,947

Supplemental disclosures of cash flow information:
Interest paid	$253	$69

Income taxes paid, net	$32	$865

Non-cash transactions:
Tender offer obligation	$—	$7,887

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
Note 2: Acquired Intangible Assets
Details of acquired intangible assets are as follows:

	As of June 27, 2008
			Weighted
	Gross		Average
	Carrying	Accumulated	Amortization
(In thousands)	Amount	Amortization	Period
Trademarks and tradenames	$211	$95	15 years
Customer relationships and lists	829	654	12 years

	$1,040	$749

Amortization Expense:
For the six months ended June 27, 2008		$40
Estimated for the year ending December 31, 2008		$71
Estimated for the year ending December 31, 2009		$47
Estimated for the year ending December 31, 2010		$39
Estimated for the year ending December 31, 2011		$34
Estimated for the year ending December 31, 2012		$31
Estimated for the year ending December 31, 2013		$30
Estimated for the year ending December 31, 2014 and thereafter		$79
The gross carrying amount, accumulated amortization and weighted average amortization period have been adjusted to remove fully amortized intangible assets as of June 27, 2008.
Note 3: Pension and Postretirement Benefits
Net periodic pension and postretirement benefit costs for the quarters ended June 27, 2008 and June 29, 2007 for the plans include the following components:

	Pension Benefits for three		Postretirement Benefits
	months ended		for three months ended
	June 27,	June 29,	June 27,	June 29,
	2008	2007	2008	2007
	(In thousands)
Components of net periodic (income) cost
Service cost	$125	$131	$—	$—
Interest cost	1,480	1,440	7	11
Expected return on plan assets	(1,634)	(1,615)	—	—
Amortization of prior service cost	1	1	(17)	(17)
Recognized net actuarial (gain)/loss	343	430	(21)	(19)

Net periodic (income) cost	$315	$387	$(31)	$(25)

	Pension Benefits for six		Postretirement Benefits
	months ended		for six months ended
	June 27,	June 29,	June 27,	June 29,
	2008	2007	2008	2007
	(In thousands)
Components of net periodic (income) cost
Service cost	$250	$262	$—	$—
Interest cost	2,960	2,880	14	22
Expected return on plan assets	(3,268)	(3,230)	—	—
Amortization of prior service cost	2	2	(34)	(34)
Recognized net actuarial (gain)/loss	686	860	(42)	(38)

Net periodic (income) cost	$630	$774	$(62)	$(50)

We funded the pension plans $1.7 million in the first six months of 2008 and we could make a total contribution of $7.9 million to our pension plans in 2008.
Note 4: Discontinued Operations
Discontinued operations, which include reimbursement of $.5 million from our insurance provider for the reimbursement of legal fees related to the Cerion litigation that was dismissed by the court in the first quarter of 2007, were as follows:

	For the		For the
	three months ended		six months ended
	June 27,	June 29,	June 27,	June 29,
(In thousands)	2008	2007	2008	2007

Income before income taxes	$—	$—	$—	$500
Income taxes	—	—	—	211

Income from discontinued operations	$—	$—	$—	$289

Note 5: Segment and Related Information
The following table presents information about our reportable segments.

	Net Sales		Gross Margin
	Three Months Ended		Three Months Ended
	June 27,	June 29,	June 27,	June 29,
	2008	2007	2008	2007
	(In thousands)
Label Products	$25,144	$28,448	$3,980	$5,273
Specialty Paper Products	42,646	40,030	7,174	6,826
All other	920	1,097	187	199
Reconciling items:
Eliminations	(1,707)	(1,887)	(14)	—

Consolidated	$67,003	$67,688	$11,327	$12,298

	Net Sales		Gross Margin
	Six Months Ended		Six Months Ended
	June 27,	June 29,	June 27,	June 29,
	2008	2007	2008	2007
	(In thousands)
Label Products	$51,170	$56,667	$7,784	$10,326
Specialty Paper Products	81,234	78,067	13,068	13,150
All other	2,013	2,005	354	309
Reconciling items:
Eliminations	(3,488)	(3,882)	(21)	(38)

Consolidated	$130,929	$132,857	$21,185	$23,747

Note 6: Earnings Per Share
Reconciliations of the denominators used in our 2008 and 2007 earnings per share calculations are presented below.

	Three months ended		Six months ended
	June 27,	June 29,	June 27,	June 29,
	2008	2007	2008	2007
	In thousands except per share data
Numerator
Income (loss) from continuing operations	$300	$1,252	$(53)	$1,889
Income from discontinued operations	—	—	—	289

Net income (loss)	$300	$1,252	$(53)	$2,178

Denominator
Basic
Weighted-average number of common shares outstanding	5,402	6,066	5,398	6,102
Other	10	3	6	3

Denominator for basic earnings per share	5,412	6,069	5,404	6,105

Diluted
Basic weighted-average shares outstanding	5,412	6,069	5,398	6,105
Common stock equivalents	106	70	6	66

Denominator for dilutive earnings per share	5,518	6,139	5,404	6,171

Per share amounts
Basic
Income (loss) from continuing operations	$0.06	$0.21	$(0.01)	$0.31
Income from discontinued operations	—	—	—	0.05

Net income (loss)	$0.06	$0.21	$(0.01)	$0.36

Diluted
Income (loss) from continuing operations	$0.05	$0.20	$(0.01)	$0.30
Income from discontinued operations	—	—	—	0.05

Net income (loss)	$0.05	$0.20	$(0.01)	$0.35
Market-based restricted stock of 363,288 shares for the six months ended June 27, 2008 and 98,431 shares for the six months ended June 29, 2007 were not included in the above computations.
Note 7: Stock-Based Compensation
We have six stock compensation plans at June 27, 2008: the 2008 Value Creation Incentive Plan, the 2008 Directors’ Plan, the 2007 Value Creation Incentive Plan, the 2004 Value Creation Incentive Plan, the 1999 Shareholder Value Plan, and the 1996 Stock Incentive Plan.
On April 28, 2008, our shareholders approved the 2008 Value Creation Incentive Plan pursuant to which restricted stock awards may be granted to certain key executives. The restricted stock will vest only upon achievement of certain target average closing prices of our common stock over the 40-consecutive trading day period which ends on the third anniversary of the date of grant, such that 33 percent of such shares shall vest if the 40-day average closing price of at least $13.00 but less than $14.00 is achieved, 66 percent of such shares shall vest if the 40-day average closing price of at least $14.00 but less than $15.00 is achieved, and 100 percent of such shares shall vest if the 40-day average closing price of $15.00 or greater is achieved. The restricted shares vest upon a change of control if the share price at the date of the change of control is equal to or greater than $13.00. Shares of the restricted stock are forfeited if the specified closing prices of our common stock are not met. 100,000 shares from the 2008 Value Creation Incentive Plan were awarded as of June 27, 2008. Zero shares are available to be awarded as of June 27, 2008.
On April 28, 2008, our shareholders also adopted the 2008 Directors’ Plan. The plan entitles each of Nashua’s directors, with the exception of our chief executive officer, to receive restricted stock units. The restricted stock units will vest as to 25 percent of the shares subject to award as of the grant date and, for as long as the director continues to serve as a member of the Board of Directors, will vest as to an additional 25 percent of the shares subject to award at the end of each successive three-month period following the grant date until fully vested. 48,570 restricted stock units from the 2008 Directors’ Plan were awarded as of June 27, 2008. 21,430 restricted stock units are available to be awarded as of June 27, 2008.
Our four additional stock compensation plans are described in Note 8 to the consolidated financial statements and related footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2007.

Note 8: Contingencies
Environmental
We are involved in certain environmental matters and have been designated by the Environmental Protection Agency, referred to as the EPA, as a potentially responsible party for certain hazardous waste sites. In addition, we have been notified by certain state environmental agencies that some of our sites not addressed by the EPA require remedial action. These sites are in various stages of investigation and remediation. Due to the unique physical characteristics of each site, the technology employed, the extended timeframes of each remediation, the interpretation of applicable laws and regulations and the financial viability of other potential participants, our ultimate cost of remediation is difficult to estimate. Accordingly, estimates could either increase or decrease in the future due to changes in such factors. At June 27, 2008, based on the facts currently known and our prior experience with these matters, we have concluded that it is probable that site assessment, remediation and monitoring costs will be incurred. We have estimated a range for these costs of $1.1 million to $1.6 million for continuing operations. These estimates could increase if other potentially responsible parties or our insurance carriers are unable or unwilling to bear their allocated share and cannot be compelled to do so. At June 27, 2008, our accrual balances relating to environmental matters were $1.1 million for continuing operations. Based on information currently available, we believe that it is probable that the major potentially responsible parties will fully pay the costs apportioned to them. We believe that our remediation expense is not likely to have a material adverse effect on our consolidated financial position or results of operations.
State Street Bank and Trust
On October 24, 2007, the Nashua Pension Plan Committee filed a Class Action Complaint with the United States District Court for the District of Massachusetts against State Street Bank and Trust, State Street Global Advisors, Inc. and John Does 1-20. On January 14, 2008, the Nashua Pension Plan Committee filed a revised Complaint with the United States District Court for the District of New York against the same defendants. The Complaint alleges that the defendants violated their obligation as fiduciaries under the Employment Retirement Income Securities Act of 1974. On February 7, 2008, the Court consolidated our action with other pending ERISA actions and appointed the Nashua Pension Plan Committee as one of the lead plaintiffs in the consolidated action. On March 27, 2008, the lead plaintiffs filed a request to file a consolidated amended complaint. Discovery commenced in March 2008 and is ongoing.
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
The following table sets forth the financial liability as of June 27, 2008 that we measured at fair value on a recurring basis by level within the fair value hierarchy. As required by FAS 157, assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement.

Fair Value Measurements at June 27, 2008 Using
					Significant other		Significant
	Total Carrying		Quoted prices in		observable		unobservable
	Value at		active markets		inputs		inputs
(in thousands of dollars)	June 27, 2008		(Level 1)		(Level 2)		(Level 3)

Interest rate swap liability		$317		$—		$317		$—
In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115, (FAS 159). This standard allows an entity to choose to measure certain financial instruments and liabilities at fair value. Subsequent measurements for the financial instruments and liabilities an entity elects to fair value will be recognized in earnings. FAS 159 also established additional disclosure requirements. The requirements for FAS 159 were effective for our fiscal year beginning January 1, 2008. We have adopted FAS 159 and have elected not to measure any additional financial instruments and other items at fair value. The adoption of FAS 159 had no impact on our financial statements.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read along with our 2007 Form 10-K filed with the Securities and Exchange Commission and with the unaudited condensed consolidated financial statements included in this Form 10-Q.
Our business has been affected by the downturn in the economy as evidenced by the decline in sales, the increase in raw material cost and fuel cost impacting both gross margins and distribution cost. As a result, we incurred a severance charge of $.6 million in the second quarter in connection with the elimination of 28 positions. We estimate the annualized savings associated with the elimination of the positions to be $1.6 million.
During the second quarter of 2008 we also reserved an additional $.2 million in our environmental reserve related to the potential settlement of our exposure to clean up cost for diminimus parties for sites in Connecticut.

Results of Operations

	Second Quarter	Second Quarter	First Six Months	First Six Months
	2008	2007	2008	2007
	(dollars in millions)
Net sales	$67.0	$67.7	$130.9	$132.9
Gross margin %	16.9%	18.2%	16.2%	17.9%
Selling and distribution expenses	$6.8	$6.2	$13.1	$11.8
General and administrative expenses	$4.1	$4.0	$7.8	$8.6
Research and development expenses	$.2	$.2	$.4	$.4
Other income	$(.2)	$(.3)	$(.5)	$(.6)
Interest (income) expense, net	$(.1)	$—	$.3	$.1
Income (loss) before income taxes from continuing operations	$.5	$2.1	$(.1)	$3.2
Income (loss) from continuing operations	$.3	$1.3	$(.1)	$1.9
Income from discontinued operations, net of income taxes	$—	$—	$—	$.3
Net income (loss)	$.3	$1.3	$(.1)	$2.2
Depreciation and amortization	$1.1	$1.1	$2.1	$2.4
Investment in plant and equipment	$.1	$.2	$.7	$.5
Our net sales from continuing operations decreased $.7 million, or 1.0 percent, to $67.0 million for the second quarter of 2008 compared to $67.7 million for the second quarter of 2007. The decrease was primarily due to decreased sales in our Label Products segment partially offset by increased sales in our Specialty Paper Products segment. Our net sales decreased $2.0 million, or 1.5 percent, to $130.9 million for the first six months of 2008 compared to $132.9 million for the first six months of 2007. The decrease was due to decreased sales in our Label Products segment partially offset by increased sales in our Specialty Paper Products segment.
Our gross margin percentage decreased from 18.2 percent for the second quarter of 2007 to 16.9 percent for the second quarter of 2008. Gross margin decreased from $12.3 million for the second quarter of 2007 to $11.3 million for the second quarter of 2008, primarily the result of lower sales volume in our Label Products segment. The margin decreased as a percentage in both our Label Products and Specialty Paper Products segments. Our gross margin percentage decreased from 17.9 percent for the first six months of 2007 to 16.2 percent for the first six months of 2008. Gross margin decreased from $23.7 million for the first six months of 2007 to $21.2 million for the first six months of 2008 as a result of lower sales volume in our Label Products segment. The margins decreased as a percentage in both our Label Products and Specialty Paper Products segments.
Distribution expenses increased $.3 million to $3.5 million for the second quarter of 2008 compared to $3.2 million for the second quarter of 2007. The increase was primarily due to the conversion of our Cranbury, New Jersey plant from a manufacturing facility to a distribution facility in January 2008, increased freight rates partially due to higher fuel prices and severance charges related to closing the Cranbury facility effective July 31, 2008. The Mid Atlantic and Northeast distribution for certain of our wide format products will be transferred from the Cranbury, New Jersey facility to a public warehouse. The severance related to the New Jersey closure was $43,000. Distribution expenses increased $.9 million to $6.8 million for the first six months of 2008 compared to $5.9 million for the first six months of 2007. The increase was primarily due to the conversion of our New Jersey plant to a distribution facility, also increased freight rates partially due to higher fuel prices and severance charges related to our decision to close the Cranbury distribution facility effective July 31, 2008. As a percentage of sales, distribution expenses increased from 4.4 percent for the first six months of 2007 to 5.2 percent for the first six months of 2008.
Selling expenses increased $.3 million to $3.4 million for the second quarter of 2008 compared to $3.1 million for the second quarter of 2007. When compared to 2007, the increase was primarily the result of increased expenses related to bad debt, increased employee benefit costs and charges related to our workforce reduction. During the quarter severance cost of $.2 million was incurred relative to the reduction in workforce. Selling expenses increased $.3 million to $6.3 million for the first six months of 2008 compared to $6.0 million for the first six months of 2007. The increase was the result of charges related to severance related to our workforce reduction and increased employee wage and benefit costs. As a percentage of sales, selling expenses increased from 4.5 percent for the first six months of 2007 to 4.8 percent for the first six months of 2008.
General and administrative expenses increased $.1 million to $4.1 million for the second quarter of 2008 compared to $4.0 million for the second quarter of 2007. The increase was the result of charges related to our workforce reduction, increased environmental expenses and increased employee costs, partially offset by lower management incentive plan expenses and lower professional fees. During the quarter severance cost of $.3 million was incurred relative to the reduction in workforce. Also environmental cost increased $.2 million related to incremental cost associated with certain Connecticut sites. General and administrative expenses decreased $.8 million to $7.8 million for the first six months of 2008 compared to $8.6 million for the first six months of 2007. The decrease was primarily due to lower management incentive plan expenses, professional fees and amortization of intangible assets, partially offset by higher employee salary and benefit costs, severance cost and environmental cost. As a percentage of sales, general and administrative expenses decreased from 6.5 percent for the first six months of 2007 to 6.0 percent for the first six months of 2008.
Research and development expenses remained unchanged at $.2 million for the second quarter of 2008 and $.4 million for the first six months of 2008 when compared to the second quarter and first six months of 2007.
Net interest income was $.1 million for the second quarter of 2008 compared to net interest expense of $36,000 for the second quarter of 2007. The change was the result of a decrease of $.1 million in interest expense related to bank debt and an increase of $.1 million in the fair value of our interest rate swap offset by a decrease in interest income. Net interest expense increased $.2 million to $.3 million for the first six months of 2008 compared to the first six months of 2007. The increase was primarily the result of a $.2 million change in the fair value of our interest rate swap.
Other income decreased $.1 million to $.2 million for the second quarter of 2008 compared to $.3 million for the second quarter of 2007 and decreased $.1 million to $.5 million for the first six months of 2008 compared to $.6 million for the first six months of 2007 primarily due to lower royalty income generated from the sale of toner formulations in 2006.
The estimated annual effective income tax rate for continuing operations was 40.1 percent for 2008 which is consistent with 40.8 percent for 2007. The estimated rates were higher than the U.S. statutory rate principally due to the impact of state income taxes.
Income from discontinued operations, net of taxes, was $.3 million for the first six months of 2007 and included the reimbursement of legal fees related to the Cerion litigation which was favorably concluded in the first quarter of 2007.
Our net income for the second quarter of 2008 was $.3 million, or $0.06 per share, compared to $1.3 million, or $0.21 per share, for the second quarter of 2007. Our net loss for the first six months of 2008 was $.1 million, or $0.01 per share, compared to net income of $2.2 million, or $0.36 per share, for the first six months of 2007.
Results of Operations by Reportable Segment
Label Products Segment

	Second Quarter	Second Quarter	First Six Months	First Six Months
	2008	2007	2008	2007
	(in millions)
Net sales	$25.1	$28.4	$51.2	$56.7
Gross margin %	15.8%	18.5%	15.2%	18.2%
Depreciation and amortization	$.5	$.5	$.9	$1.1
Investment in plant and equipment	$.1	$.1	$.2	$.1
Net sales for our Label Products segment decreased $3.3 million, or 11.6 percent, to $25.1 million for the second quarter of 2008 compared to $28.4 million for the second quarter of 2007. The decrease was primarily the result of decreases of $2.6 million in our automatic identification product lines, $.8 million in our EDP product line and $.8 million in our supermarket scale product line which more than offset increases of $.5 million in our ticket product line, $.2 million in our RFID product line and $.2 million in our other product lines. The decrease in our automatic identification product line was the result of lower volume associated with the slowing economy and lost business, the decrease in our EDP product line was primarily the result of market erosion due to technology changes and the decrease in our supermarket scale product line was the net result of business gains and losses. Net sales decreased $5.5 million, or 9.7 percent, to $51.2 million for the first six months of 2008 compared to $56.7 million for the first six months of 2007. The decrease was primarily the result of decreases of $4.0 million in our automatic identification product line, $1.1 million in our EDP product line, $.6 million in our supermarket scale product line and $.6 million in our retail shelf product line. The decreases were partially offset by increases $.4 million in our ticket product line and $.4 million in other product lines. The decrease in our automatic identification product line was attributable to lower volume associated with the economic downturn and lost business and the decrease in our EDP and supermarket scale product lines was the result of lost business. The increase in our ticket product line was the result of increased business to an existing customer as well as business from new customers.
Gross margin for our Label Products segment decreased $1.3 million to $4.0 million for the second quarter of 2008 compared to $5.3 million for the second quarter of 2007. As a percentage of net sales, the gross margin percentage decreased from 18.5 percent for the second quarter of 2007 to 15.8 percent for the second quarter of 2008. The decrease was mainly attributable to decreased volumes as well as competitive pricing pressures in the marketplace and increased employee wage and benefit costs. Gross margin decreased $2.5 million to $7.8 million for the first six months of 2008 compared to $10.3 million for the first six months of 2007. As a percentage of net sales, gross margin decreased from 18.2 percent for the first six months of 2007 to 15.2 percent for the first six months of 2008. The decrease was the result of decreased volumes and competitive pricing in the marketplace and increases employee wage and benefit cost.
Specialty Paper Products Segment

	Second Quarter	Second Quarter	First Six Months	First Six Months
	2008	2007	2008	2007
	(in millions)
Net sales	$42.6	$40.0	$81.2	$78.1
Gross margin %	16.8%	17.1%	16.1%	16.8%
Depreciation and amortization	$.5	$.5	$1.0	$1.0
Investment in plant and equipment	$.1	$.2	$.2	$.3
Net sales for our Specialty Paper products increased $2.6 million to $42.6 million for the second quarter of 2008 compared to $40.0 million for the second quarter of 2007. The increase was primarily the result of increases of $3.4 million in our thermal point-of-sale product line, $1.2 million in our thermal facesheet product line and $.1 million in our thermal ticket and tag product line. The increases were partially offset by decreases of $.6 million in our retail product line, $.5 million in our thermal film product line and $1.0 million in other product lines. The increase in our thermal point-of-sale product line was mainly attributable to customer price increases and new business. The increase in our thermal facesheet product line was primarily the result of increased business to existing customers. Net sales increased $3.1 million to $81.2 million for the first six months of 2008 compared to $78.1 million for the first six months of 2007. The increase was the result of increases of $5.2 million in our thermal point-of-sale product line due to new business and price increases, $.8 million in our thermal facesheet product line due to increased business from existing customers and $.3 million in our security product line as the result of new business. The increases were partially offset by lower sales of $.6 million in our wide format product line, $.7 million in our retail product line and $1.9 million spread across other product lines.
Gross margin for our Specialty Paper Products segment increased $.4 million to $7.2 million for the second quarter of 2008 compared to $6.8 million for the second quarter of 2007. As a percentage of net sales, gross margin decreased from 17.1 percent for the second quarter of 2007 compared to 16.8 percent for the second quarter of 2008. The increase of $.4 million in gross margin was mainly attributable to increased volume in our thermal point-of-sale products and our paper coating business and the conversion of our Cranbury, New Jersey facility from a manufacturing center to a distribution center in January 2008. The increase was partially offset by competitive pricing in our thermal product lines and increased manufacturing expenses in our paper coating business. Gross margin remained relatively unchanged at $13.1 million for the first six months of 2008 compared to $13.2 million for the first six months of 2007. As a percentage of net sales, the gross margin percentage decreased from 16.8 percent for the first six months of 2007 to 16.1 percent for the first six months of 2008. The decrease was primarily the result of lower margins in our coated business as the result of a product quality issue partially offset by higher margins in our point-of-sale business due to increased sales volumes and lower manufacturing expenses partially due to the conversion of our Cranbury, New Jersey wide format facility from a manufacturing center to a distribution center.
Discontinued Operations
Discontinued operations, which include reimbursement of $.5 million from our insurance provider for the reimbursement of legal fees related to the Cerion litigation that was dismissed by the court in the first quarter of 2007, were as follows:

	For the		For the
	three months ended		six months ended
	June 27,	June 29,	June 27,	June 29,
(In thousands)	2008	2007	2008	2007

Income before income taxes	$—	$—	$—	$500
Income taxes	—	—	—	211

Income from discontinued operations	$—	$—	$—	$289

Liquidity, Capital Resources and Financial Condition
Cash and cash equivalents remained unchanged during the first six months of 2008 at $7.4 million. Cash provided by operations offset cash used in investing activities. Our cash flows from continuing and discontinued operations are combined in our consolidated statement of cash flows.
Cash flow provided by operations of $.6 million for the first six months of 2008 resulted primarily from our loss of $.1 million adjusted by $2.1 million of depreciation and amortization, $.4 million of stock based compensation offset by a contribution to our pension plans of $1.7 million and $.3 million related to the amortization of the deferred gain related to the 2006 sale of the New Hampshire real estate. The change in net operating assets and liabilities was $18,000 for the first six months of 2008 and resulted from a $1.9 million increase in inventory and a $.7 million decrease in accrued expenses offset by a $1.4 million increase in accounts payable, $.2 million decrease in accounts receivable, a $.4 million decrease in other assets and a $.6 million increase in other liabilities. The increase in inventory is primarily attributable to increases in both our Label Products and Specialty Paper Products segments mainly due to increased raw material purchases prior to raw material price increases and build up of inventory prior to scheduled plant shutdowns in July in our coated and point-of-sale businesses, while the decrease in accrued expenses is mainly the result of the payment of 2007 incentive compensation. The increase in accounts payable is attributable to an increase in our Specialty Paper Products segment partially offset by a decrease in our Label Products segment due to increased inventory purchases.
Cash used in investing activities of $.7 million related to cash used for investments in fixed assets.
Future cash flows will be affected by our planned contribution of $6.2 million to our pension plans for the remainder of 2008. We plan to fund this cash requirement with our current available cash and through our revolving loan agreement, if required.
We had $24.8 million available borrowing capacity at June 27, 2008 under our revolving loan commitment. Our loan commitments and borrowing capacity are described in Note 4 to the consolidated financial statements and related footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2007.
Cautionary Note Regarding Forward-Looking Statements
Information we provide in this Form 10-Q may contain forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995. We may also make forward-looking statements in other reports we file with the Securities and Exchange Commission, in materials we deliver to stockholders and in our press releases. In addition, our representatives may, from time to time, make oral forward-looking statements. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that is not directly related to historical or current fact. Words such as “estimates,” “can,” “may” and similar expressions are intended to identify such forward-looking statements. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated. Such risks and uncertainties include, but are not limited to, our future capital needs, stock market conditions, the price of our stock, fluctuations in customer demand, intensity of competition from other vendors, timing and acceptance of our new product introductions, general economic and industry conditions, delays or difficulties in programs designed to increase sales and improve profitability, the possibility of a final award of material damages in our pending litigation, goodwill impairment, and other risks detailed in this Form 10-Q in our filings with the Securities and Exchange Commission. The information set forth in this Form 10-Q should be read in light of such risks. We assume no obligation to update the information contained in this Form 10-Q or to revise our forward-looking statements.
ITEM 4T. CONTROLS AND PROCEDURES
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 27, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 27, 2008, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 27, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Environmental
We are involved in certain environmental matters and have been designated by the Environmental Protection Agency, referred to as the EPA, as a potentially responsible party for certain hazardous waste sites. In addition, we have been notified by certain state environmental agencies that some of our sites not addressed by the EPA require remedial action. These sites are in various stages of investigation and remediation. Due to the unique physical characteristics of each site, the technology employed, the extended timeframes of each remediation, the interpretation of applicable laws and regulations and the financial viability of other potential participants, our ultimate cost of remediation is difficult to estimate. Accordingly, estimates could either increase or decrease in the future due to changes in such factors. At June 27, 2008, based on the facts currently known and our prior experience with these matters, we have concluded that it is probable that site assessment, remediation and monitoring costs will be incurred. We have estimated a range for these costs of $1.1 million to $1.6 million for continuing operations. These estimates could increase if other potentially responsible parties or our insurance carriers are unable or unwilling to bear their allocated share and cannot be compelled to do so. At June 27, 2008, our accrual balances relating to environmental matters were $1.1 million for continuing operations. Based on information currently available, we believe that it is probable that the major potentially responsible parties will fully pay the costs apportioned to them. We believe that our remediation expense is not likely to have a material adverse effect on our consolidated financial position or results of operations.
State Street Bank and Trust
On October 24, 2007, the Nashua Pension Plan Committee filed a Class Action Complaint with the United States District Court for the District of Massachusetts against State Street Bank and Trust, State Street Global Advisors, Inc. and John Does 1-20. On January 14, 2008, the Nashua Pension Plan Committee filed a revised Complaint with the United States District Court for the District of New York against the same defendants. The Complaint alleges that the defendants violated their obligation as fiduciaries under the Employment Retirement Income Securities Act of 1974. On February 7, 2008, the Court consolidated our action with other pending ERISA actions and appointed the Nashua Pension Plan Committee as one of the lead plaintiffs in the consolidated action. On March 27, 2008, the lead plaintiffs filed a request to file a consolidated amended complaint. Discovery commenced in March 2008 and is ongoing.
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
The markets for our products are highly competitive, and our ability to effectively compete in those markets is critical to our future success. Our future performance and market position depend on a number of factors, including our ability to react to competitive pricing pressures, our ability to hire qualified sales personnel, our ability to maintain manufacturing costs, our ability to introduce new value-added products and services to the market and our ability to react to the commoditization of products. Our performance could also be impacted by external factors, such as:
•	increasing pricing pressures from competitors in the markets for our products;

•	a faster decline than anticipated in the more mature, higher margin product lines, such as heat seal and drygum products, due to changing technologies;

•	natural disasters such as hurricanes, floods, earthquakes and pandemic events, which could cause our customers to close a number or all of their stores or operations for an extended period of time causing our sales to be reduced during the period of closure;

•	our ability to pass on raw material price increases to customers;

•	our ability to pass on increased freight cost due to fuel price fluctuations; and

•	our ability to pass on manufacturing cost increases.
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
In addition, there has been an increasing trend among our customers towards consolidation. With fewer customers in the market for our products, the strength of our negotiating position with these customers could be weakened, which could have an adverse effect on our pricing, margins, profitability and recoverability of assets including goodwill.
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
We depend on outside suppliers for the raw materials used in our business. Although we believe that adequate supplies of the raw materials we use are available, any significant decrease in supplies, any increase in costs or a greater increase in delivery costs for these materials could result in a decrease in our margins, which could harm our financial condition. Our Specialty Paper Products and Label Products segments are impacted by the economic conditions and the plant capacity dynamics within the paper and label industry. In general, the availability and pricing of commodity paper such as uncoated facesheet is affected by the capacity of the paper mills producing the products. Cost increases at paper manufacturers, or other producers of the raw materials which we use in our business, and capacity constraints in paper manufacturers’ operations could cause increases in the costs of raw materials, which could harm our financial condition if we are unable to recover the cost from our customers. Conversely, an excess supply of materials by manufacturers could result in lower selling prices and the risk of eroded margins.
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
Funding for the defined benefit pension plans we sponsor is determined based upon the funded status of the plans and a number of actuarial assumptions, including an expected long-term rate of return on plan assets and the discount rate utilized to compute pension liabilities. All of our defined benefit pension plan benefits are frozen. The defined benefit plans were underfunded as of December 31, 2007 by approximately $24.7 million after utilizing the actuarial methods and assumptions for purposes of Financial Accounting Standards (FAS) No. 87, Employers’ Accounting for Pensions and FAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of FAS Nos. 87, 88, 106 and 132(R). As a result, we expect to experience an increase in our future cash contributions to our defined benefit pension plans. We contributed $5.3 million in 2007 and $1.7 million in the first six months of 2008 and expect to contribute $6.2 million for the remainder of 2008. In the event that actual results differ from the actuarial assumptions, the funded status of our defined benefit plans may change and any such resulting deficiency could result in additional charges to equity and against earnings and increase our required cash contributions.

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
Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new Securities and Exchange Commission regulations and the NASDAQ Stock Market rules, are creating uncertainty for companies such as ours. These new or changed laws, regulations and standards are subject to varying interpretations in many cases and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, our efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased general and administrative expenses and management time and attention. In particular, our efforts to comply with Section 404 of Sarbanes-Oxley and the related regulations regarding our required assessment of our internal controls over financial reporting and our external auditors’ audit of that assessment has required the commitment of significant financial and managerial resources. We complied with the Section 404 requirements for our fiscal year ending December 31, 2007. We expect our compliance efforts to require the continued commitment of significant resources. Additionally, if our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies, our reputation may be harmed and we might be subject to sanctions or investigation by regulatory authorities, such as the Securities and Exchange Commission. Any such action could adversely affect our business and the market price of our stock.
ITEM 4. SUBMISSION OF OTHER MATTERS TO A VOTE OF SECURITY HOLDERS
(a)	Our 2008 Annual Meeting of Stockholders was held on April 28, 2008.

(b)	At our 2008 Annual Meeting, our stockholders elected Andrew B. Albert, L. Scott Barnard, Thomas G. Brooker, Avrum Gray, Michael T. Leatherman, George R. Mrkonic, Jr. and Mark E. Schwarz to serve as our directors until our next annual meeting of stockholders and until their successors are elected and qualified.

(c)	The matters acted upon at our 2008 Annual Meeting, and the voting tabulation for each matter, are as follows:
Proposal 1: To elect seven directors for a term of one year.

	Number of Votes
Nominees	For	Withheld

Andrew B. Albert	5,029,918	214,908
L. Scott Barnard	5,032,046	212,780
Thomas G. Brooker	5,032,136	212,690
Avrum Gray	5,009,226	235,600
Michael T. Leatherman	5,011,741	233,085
George R. Mrkonic, Jr.	5,012,631	232,195
Mark E. Schwarz	4,242,210	1,002,616
Each of the above named individuals was elected as a director of our Company.
Proposal 2: To approve the 2008 Value Creation Incentive Plan

Number of Votes
For	Against	Abstain	Broker Non-Votes

4,039,332	571,241	3,446	630,807
The proposal was approved.
Proposal 3: To approve the 2008 Directors’ Plan.

Number of Votes
For	Against	Abstain	Broker Non-Votes

4,040,896	539,836	33,287	630,807
The proposal was approved.

ITEM 5. OTHER INFORMATION
Stockholder Proposals
Any stockholder proposal which is to be included in the proxy materials for the 2009 annual meeting must be received by us on or before November 25, 2008. Such proposals should be directed to Nashua Corporation, 11 Trafalgar Square, Suite 201, Nashua, New Hampshire 03063, Attention: Corporate Secretary.
In addition, our by-laws require that we be given advance notice of stockholder nominations for election to the Board of Directors and of other matters which stockholders wish to present for action at an annual meeting of stockholders, other than matters included in our proxy statement in accordance with SEC Rule 14a-8. The required notice must be in writing and received by our corporate secretary at our principal executive offices not less than 60 days nor more than 90 days prior to the annual meeting of stockholders. However, in the event that less than 70 days’ prior disclosure of the date of the meeting is first given or made (whether by public disclosure or written notice to stockholders), notice by the stockholder to be timely must be received by our corporate secretary at our principal executive offices no later than the close of business on the 10th day following the day on which such disclosure of the date of the meeting was made. The date of our 2009 annual meeting of stockholders has not yet been established, but assuming it is held on April 28, 2009, in order to comply with the time periods set forth in our by-laws, appropriate notice for the 2009 annual meeting would need to be provided to our corporate secretary no earlier than January 28, 2009 and no later than February 27, 2009.

ITEM 6. EXHIBITS
10.1	2008 Value Creation Incentive Plan, Incorporated by reference to our definitive proxy statement filed March 21, 2008.

10.2	2008 Directors’ Plan, Incorporated by reference to our definitive proxy statement filed March 21, 2008.

31.1*	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 1, 2008.

31.2*	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 1, 2008.

32.1*	Certificate of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 1, 2008.

32.2*	Certificate of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 1, 2008.

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NASHUA CORPORATION (Registrant)
Date: August 1, 2008	By: /s/ John L. Patenaude
John L. Patenaude
Vice President-Finance, Chief Financial Officer and Treasurer (principal financial and duly authorized officer)