Form 10-Q
period 2008-09-26
NASHUA CORP
filed 2008-11-06
CIK 69680

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 26, 2008
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
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes: ☐ No: ☑
     The number of shares outstanding of the registrant’s common stock, as of October 30, 2008:

Class	Number of Shares
Common Stock, $1.00 par value	5,743,186

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
NASHUA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 26, 2008	December 31,
	(Unaudited)	2007
	(In thousands)
ASSETS:
Current assets:
Cash and cash equivalents	$4,867	$7,388
Accounts receivable	29,782	29,375
Inventories:
Raw materials	11,653	9,079
Work in process	2,994	2,565
Finished goods	9,892	8,354

	24,539	19,998
Other current assets	2,516	2,828

Total current assets	61,704	59,589

Plant and equipment	70,710	71,096
Accumulated depreciation	(49,504)	(47,805)

	21,206	23,291

Goodwill	17,374	31,516
Intangibles, net of amortization	275	331
Other assets	12,184	12,975

Total assets	$112,743	$127,702

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$18,346	$14,432
Accrued expenses	8,179	9,185
Current maturities of long-term debt	2,500	1,875
Current maturities of notes payable to related parties	29	31

Total current liabilities	29,054	25,523

Long-term debt	9,675	10,925
Notes payable to related parties	—	18
Other long-term liabilities	25,568	29,728

Total long-term liabilities	35,243	40,671

Commitments and contingencies (see Note 10)
Shareholders’ equity:
Common stock, par value $1.00; authorized 20,000,000 shares; issued and outstanding 5,743,186 shares in 2008 and 5,640,636 shares in 2007	5,743	5,641
Additional paid-in capital	15,140	14,562
Retained earnings	45,906	59,648
Accumulated other comprehensive loss:
Minimum pension liability adjustment, net of tax	(18,343)	(18,343)

Total shareholders’ equity	48,446	61,508
Total liabilities and shareholders’ equity	$112,743	$127,702

See accompanying notes.

NASHUA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 26,	September 28,	September 26,	September 28,
	2008	2007	2008	2007
		(In thousands, except per share data)
Net sales	$66,239	$67,610	$197,168	$200,467
Cost of products sold	55,681	56,046	165,425	165,156

Gross margin	10,558	11,564	31,743	35,311
Selling, distribution and administrative expenses	9,645	9,959	30,574	30,397
Research and development expense	152	174	516	619
Loss from equity investments	62	29	191	169
Interest expense	125	215	416	555
Interest income	(22)	(48)	(94)	(117)
Change in fair value of interest rate swap	75	205	194	82
Other income	(239)	(297)	(726)	(912)
Goodwill impairment charge	14,142	—	14,142	—

Income (loss) from continuing operations before income taxes	(13,382)	1,327	(13,470)	4,518
Provision for income taxes	307	475	272	1,777

Income (loss) from continuing operations	(13,689)	852	(13,742)	2,741
Income from discontinued operations, net of taxes	—	—	—	289

Net income (loss)	$(13,689)	$852	$(13,742)	$3,030

Basic earnings per share:
Income (loss) per common share from continuing operations	$(2.52)	$0.16	$(2.54)	$0.47
Income per common share from discontinued operations	—	—	—	0.05

Net income (loss) per common share	$(2.52)	$0.16	$(2.54)	$0.52

Average common shares	5,425	5,386	5,410	5,864

Diluted earnings per share:
Income (loss) per common share from continuing operations assuming dilution	$(2.52)	$0.16	$(2.54)	$0.46
Income per common share from discontinued operations assuming dilution	—	—	—	0.05

Net income (loss) per common share assuming dilution	$(2.52)	$0.16	$(2.54)	$0.51

Dilutive effect of stock options	—	79	—	70

Average common and potential common shares	5,425	5,465	5,410	5,934

See accompanying notes.

NASHUA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 26,	September 28,
	2008	2007
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(13,742)	$3,030
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	3,136	3,491
Amortization of deferred gain	(506)	(505)
Change in fair value of interest rate swap	194	82
Stock based compensation	618	180
Excess tax benefit from exercised stock based	(14)	(124)
Goodwill impairment charge	14,142	—
(Gain)/loss on sale/disposal of fixed assets	88	39
Loss on equity investment	191	169
Contribution to pension plan	(4,888)	(5,339)
Related party repayment of loan	—	1,071
Change in operating assets and liabilities	60	3,566

Cash (used in) provided by operating activities	(721)	5,660

Cash flows from investing activities:
Investment in plant and equipment	(1,088)	(910)
Proceeds from sale of fixed assets	—	6
Investment in unconsolidated equity investment	(129)	(146)

Cash used in investing activities	(1,217)	(1,050)

Cash flows from financing activities:
Net repayments on revolving portion of long-term debt	—	(1,950)
Principal repayment on term portion of long-term debt	(625)	—
Proceeds from refinancing	—	10,000
Repayment of notes payable to related parties	(20)	(56)
Proceeds from shares exercised under stock option plans	48	554
Excess tax benefit from exercised stock based compensation	14	124
Repurchase of common stock	—	(8,959)

Cash used in financing activities	(583)	(287)

Increase (decrease) in cash and cash equivalents	(2,521)	4,323
Cash and cash equivalents at beginning of period	7,388	289

Cash and cash equivalents at end of period	$4,867	$4,612

Supplemental disclosures of cash flow information:
Interest paid (net of amount capitalized)	$360	$489

Income taxes paid, net	$45	$1,805

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
Note 2: Goodwill
For the third quarter ended September 26, 2008, we recognized a goodwill impairment charge of $14.1 million related to our Specialty Paper Products business.
Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (FAS 142), requires that we test goodwill for impairment on an annual basis and on an interim basis when circumstances change between annual tests that would more-likely-than-not reduce the fair value of the reporting unit below its carrying value, and to write down goodwill and non-amortizable intangible assets when impaired. Our annual impairment date is in the fourth quarter of each year. This assessment requires us to estimate the fair market value of each of our reporting units and recognize an impairment when the calculated fair market value is less than our carrying value.
The current business climate related to the ongoing economic crisis and our reliance on retail sales, banking activity and construction activity within our Specialty Paper Products business caused us to re-evaluate our current projections as well as expected market multiples during the third quarter. As a result, we performed an interim impairment test as of September 26, 2008, using a discounted cash flow model. Based on our assessment, we determined that the fair value of the reporting unit did not exceed the carrying value and therefore an impairment was necessary. The net book value of the reporting unit exceeded the fair value of the business in excess of the amount of goodwill related to the reporting unit and, therefore, we have estimated and recorded the entire amount of $14.1 million as an impairment charge in the third quarter. We will perform step 2 of FAS 142, which requires a theoretical purchase price allocation of the fair value of the reporting unit, during the fourth quarter of 2008 and we will finalize the charge.
The carrying amount of goodwill and activity for the first nine months of 2008 is as follows:

	Specialty Paper
(In thousands)	Products	Label Products	Total

Balance as of December 31, 2007	$14,142	$17,374	$31,516
Impairment charge	(14,142)	—	(14,142)

Balance as of September 26, 2008	$—	$17,374	$17,374

Note 3: Acquired Intangible Assets
Details of acquired intangible assets are as follows:

	As of September 26, 2008
			Weighted
	Gross		Average
	Carrying	Accumulated	Amortization
(In thousands)	Amount	Amortization	Period
Trademarks and tradenames	$211	$98	15 years
Customer relationships and lists	829	667	12 years

	$1,040	$765

Amortization Expense:
For the nine months ended September 26, 2008		$56
Estimated for the year ending December 31, 2008		$71
Estimated for the year ending December 31, 2009		$47
Estimated for the year ending December 31, 2010		$39
Estimated for the year ending December 31, 2011		$34
Estimated for the year ending December 31, 2012		$31
Estimated for the year ending December 31, 2013		$30
Estimated for the year ending December 31, 2014 and thereafter		$79
The gross carrying amount, accumulated amortization and weighted average amortization period have been adjusted to remove fully amortized intangible assets as of September 26, 2008.
Note 4: Lease Exit Charges
During the third quarter of 2008, we recorded $.3 million related to the closure of our leased facility located in Cranbury, New Jersey as part of distribution expense. In accordance with Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (FAS 146), we calculated the costs associated with the closure of the facility and our related lease obligation. The calculation includes the discounted effect of future minimum lease payments from the date of closure to the end of the remaining lease term, net of estimated cost recoveries that may be achieved through subletting the facility or favorably terminating the lease.

(in thousands)
Balance as of June 27, 2008	$—
Provision for lease exit charges	298

Balance as of September 26, 2008	$298

Note 5: Pension and Postretirement Benefits
Net periodic pension and postretirement benefit costs for the quarters ended September 26, 2008 and September 28, 2007 for the plans include the following components:

	Pension Benefits for		Postretirement Benefits
	three months ended		for three months ended
	Sept. 26,	Sept. 28,	Sept. 26,	Sept. 28,
	2008	2007	2008	2007
	(In thousands)
Components of net periodic (income) cost
Service cost	$125	$120	$—	$—
Interest cost	1,491	1,450	7	11
Expected return on plan assets	(1,631)	(1,579)	—	—
Amortization of prior service cost	1	1	(17)	(17)
Recognized net actuarial (gain)/loss	376	447	(22)	(19)

Net periodic (income) cost	$362	$439	$(32)	$(25)

	Pension Benefits for		Postretirement Benefits
	nine months ended		for nine months ended
	Sept. 26,	Sept. 28,	Sept. 26,	Sept. 28,
	2008	2007	2008	2007
	(In thousands)
Components of net periodic (income) cost
Service cost	$375	$382	$—	$—
Interest cost	4,451	4,330	21	33
Expected return on plan assets	(4,900)	(4,809)	—	—
Amortization of prior service cost	3	3	(51)	(51)
Recognized net actuarial (gain)/loss	1,063	1,307	(64)	(57)

Net periodic (income) cost	$992	$1,213	$(94)	$(75)

We funded the pension plans $4.9 million in the first nine months of 2008 and we do not expect to make further contributions to our pension plans in 2008.
Note 6: Discontinued Operations
Discontinued operations, which include reimbursement of $.5 million from our insurance provider for the reimbursement of legal fees related to the Cerion litigation that was dismissed by the court in the first quarter of 2007, were as follows:

	For the		For the
	three months ended		nine months ended
	Sept. 26,	Sept. 28,	Sept. 26,	Sept. 28,
(In thousands)	2008	2007	2008	2007

Income before income taxes	$—	$—	$—	$500
Income taxes	—	—	—	211

Income from discontinued operations	$—	$—	$—	$289

Note 7: Segment and Related Information
The following table presents information about our reportable segments.

	Net Sales		Gross Margin
	Three Months Ended		Three Months Ended
	September 26,	September 28,	September 26,	September 28,
	2008	2007	2008	2007
	(In thousands)
Label Products	$25,943	$27,848	$3,905	$4,986
Specialty Paper Products	41,112	40,357	6,547	6,398
All other	973	993	91	180
Reconciling items:
Eliminations	(1,789)	(1,588)	15	—

Consolidated	$66,239	$67,610	$10,558	$11,564

	Net Sales		Gross Margin
	Nine Months Ended		Nine Months Ended
	September 26,	September 28,	September 26,	September 28,
	2008	2007	2008	2007
	(In thousands)
Label Products	$77,113	$84,515	$11,690	$15,312
Specialty Paper Products	122,346	118,424	19,614	19,548
All other	2,986	2,998	445	489
Reconciling items:
Eliminations	(5,277)	(5,470)	(6)	(38)

Consolidated	$197,168	$200,467	$31,743	$35,311

Note 8: Income Taxes
The estimated annual effective income tax rate for continuing operations was 2.0 percent for 2008 and 39.3 percent for 2007. The expense was greater than the U.S. statutory benefit due to the impact of non-deductible goodwill impairment and state income taxes. The tax rate for 2007 is higher than the U.S. statutory rate principally due to the impact of state income taxes.
Note 9: Earnings Per Share
Reconciliations of the denominators used in our 2008 and 2007 earnings per share calculations are presented below.

	Three months ended		Nine months ended
	Sept. 26, 2008	Sept. 28, 2007	Sept. 26, 2008	Sept. 28, 2007
	In thousands except per share data
Numerator
Income from continuing operations	$(13,689)	$852	$(13,742)	$2,741
Income from discontinued operations	—	—	—	289

Net income	$(13,689)	$852	$(13,742)	$3,030

Denominator
Basic
Weighted-average number of common shares outstanding	5,402	5,383	5,399	5,861
Other	23	3	11	3

Denominator for basic earnings per share	5,425	5,386	5,410	5,864

Diluted
Basic weighted-average shares outstanding	5,425	5,386	5,410	5,864
Common stock equivalents	—	79	—	70

Denominator for dilutive earnings per share	5,425	5,465	5,410	5,934

Per share amounts
Basic
Income from continuing operations	$(2.52)	$0.16	$(2.54)	$0.47
Income from discontinued operations	—	—	—	0.05

Net income	$(2.52)	$0.16	$(2.54)	$0.52

Diluted
Income from continuing operations	$(2.52)	$0.16	$(2.54)	$0.46
Income from discontinued operations	—	—	—	0.05

Net income	$(2.52)	$0.16	$(2.54)	$0.51
Market-based restricted stock of 340,288 shares for the nine months ended September 26, 2008 and 246,431 shares for the nine months ended September 28, 2007 were not included in the above computations.
Note 10: Stock-Based Compensation
We have six stock compensation plans at September 26, 2008: the 2008 Value Creation Incentive Plan, the 2008 Directors’ Plan, the 2007 Value Creation Incentive Plan, the 2004 Value Creation Incentive Plan, the 1999 Shareholder Value Plan, and the 1996 Stock Incentive Plan.
On April 28, 2008, our shareholders approved the 2008 Value Creation Incentive Plan pursuant to which restricted stock awards may be granted to certain key executives. The restricted stock will vest only upon achievement of certain target average closing prices of our common stock over the 40-consecutive trading day period which ends on the third anniversary of the date of grant, such that 33 percent of such shares shall vest if the 40-day average closing price of at least $13.00 but less than $14.00 is achieved, 66 percent of such shares shall vest if the 40-day average closing price of at least $14.00 but less than $15.00 is achieved, and 100 percent of such shares shall vest if the 40-day average closing price of $15.00 or greater is achieved. The restricted shares vest upon a change of control if the share price at the date of the change of control is equal to or greater than $13.00. Shares of the restricted stock are forfeited if the specified closing prices of our common stock are not met. 100,000 shares from the 2008 Value Creation Incentive Plan were awarded as of September 26, 2008. Zero shares are available to be awarded as of September 26, 2008.

On April 28, 2008, our shareholders also adopted the 2008 Directors’ Plan. The plan entitles each of Nashua’s directors, with the exception of our chief executive officer, to receive restricted stock units. The restricted stock units will vest as to 25 percent of the shares subject to award as of the grant date and, for as long as the director continues to serve as a member of the Board of Directors, will vest as to an additional 25 percent of the shares subject to award at the end of each successive three-month period following the grant date until fully vested. 48,570 restricted stock units from the 2008 Directors’ Plan were awarded as of September 26, 2008. 21,430 restricted stock units were available to be awarded as of September 26, 2008.
Our four additional stock compensation plans are described in Note 8 to the consolidated financial statements and related footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2007.
Note 11: Contingencies
Environmental
We are involved in certain environmental matters and have been designated by the Environmental Protection Agency, referred to as the EPA, as a potentially responsible party for certain hazardous waste sites. In addition, we have been notified by certain state environmental agencies that some of our sites not addressed by the EPA require remedial action. These sites are in various stages of investigation and remediation. Due to the unique physical characteristics of each site, the technology employed, the extended timeframes of each remediation, the interpretation of applicable laws and regulations and the financial viability of other potential participants, our ultimate cost of remediation is difficult to estimate. Accordingly, estimates could either increase or decrease in the future due to changes in such factors. At September 26, 2008, based on the facts currently known and our prior experience with these matters, we have concluded that it is probable that site assessment, remediation and monitoring costs will be incurred. We have estimated a range for these costs of $.6 million to $.9 million for continuing operations. These estimates could increase if other potentially responsible parties or our insurance carriers are unable or unwilling to bear their allocated share and cannot be compelled to do so. At September 26, 2008, our accrual balances relating to environmental matters were $.7 million for continuing operations. Based on information currently available, we believe that it is probable that the major potentially responsible parties will fully pay the costs apportioned to them. We believe that our remediation expense is not likely to have a material adverse effect on our consolidated financial position or results of operations.
State Street Bank and Trust
On October 24, 2007, the Nashua Pension Plan Committee filed a Class Action Complaint with the United States District Court for the District of Massachusetts against State Street Bank and Trust, State Street Global Advisors, Inc. and John Does 1-20. On January 14, 2008, the Nashua Pension Plan Committee filed a revised Complaint with the United States District Court for the District of New York against the same defendants. The Complaint alleges that the defendants violated their obligations as fiduciaries under the Employment Retirement Income Securities Act of 1974.
On February 7, 2008, the Court consolidated our action with other pending ERISA actions and appointed the Nashua Pension Plan Committee as one of the lead plaintiffs in the consolidated action. On August 22, 2008, the lead plaintiffs filed a consolidated amended complaint. On October 17, 2008, defendants filed their answer and included a counterclaim against trustees of the named plaintiff plans, including the trustees of Nashua’s Pension Plan Committee, asserting that to the extent State Street is liable to the plans, the trustees are liable to State Street for contribution and/or indemnification in the amount of any payment by State Street in excess of State Street’s share of liability. We believe the counterclaim is without merit and the trustees intend to vigorously defend against the counterclaim. Discovery commenced in March 2008 and is ongoing.
Other
We are involved in various other lawsuits, claims and inquiries, most of which are routine to the nature of our business. In the opinion of our management, the resolution of these matters will not materially affect us.
Note 12: Fair Value Measurements
In September 2006, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, (FAS 157) which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This statement defines fair value, establishes a framework or hierarchy for measuring fair value and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. The statement indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. FAS 157 defines fair value based upon an exit price model.
Relative to FAS 157, the FASB issued FASB Staff Positions (FSP) 157-1 and 157-2. FSP 157-1 amended FAS 157 to exclude FAS No. 13, “Accounting for Leases,” and its related interpretive accounting pronouncements that address leasing transactions, while FSP 157-2 delays the effective date of the application of FAS 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis.
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
FAS 157 provides a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. FAS 157 defines fair value as the price that would be received for an asset or the exit price that would be paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date. FAS 157 also established a fair value hierarchy which requires an entity to maximize the use of observable inputs, where available. The following summarizes the three levels of inputs required by the standard that we use to measure fair value.

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
The following table sets forth the financial liability as of September 26, 2008 that we measured at fair value on a recurring basis by level within the fair value hierarchy. As required by FAS 157, assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement.

Fair Value Measurements at September 26, 2008 Using
	Total Carrying	Quoted prices in	Significant other	Significant
	Value at	active markets	observable inputs	unobservable inputs
(in thousands of dollars)	September 26, 2008	(Level 1)	(Level 2)	(Level 3)
Interest rate swap liability	$342	$—	$342	$—
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
Our business has been affected by the downturn in the economy as evidenced by the decline in sales, the increase in raw material cost and fuel cost impacting both gross margins and distribution cost. As a result, we incurred a severance charge of $.6 million in the second quarter in connection with the elimination of 28 positions. We estimate the annualized savings associated with the elimination of the positions to be approximately $1.6 million.
During the second quarter of 2008 we also reserved an additional $.2 million in our environmental reserve related to the settlement of our exposure to clean up cost for de minimis parties for sites in Connecticut.

During the third quarter we completed the closure of our Cranbury, New Jersey, Addison, Illinois and Kent, Washington distribution facilities. The customers formerly serviced by these distribution centers are now being serviced directly through our manufacturing facilities and public warehouses located in the general vicinity of the distribution centers.
We have decided to consolidate our label manufacturing into the facilities located in Jefferson City, Tennessee and Omaha, Nebraska. We therefore expect to cease the converting of labels in our Jacksonville, Florida facility and close the facility during the fourth quarter of 2008. During the third quarter of 2008 we incurred an expense of $.1 million related to severance for the Jacksonville, Florida plant employees. We expect to record additional expenses of approximately $1.1 million in relation to the closure of the Florida facility.
As a result of the softness in the retail, banking and construction industries due to the economic crisis, we were required to test goodwill for impairment during the third quarter. As a result of the testing, we recognized an estimated goodwill impairment charge in the amount of $14.1 million related to the Specialty Paper Products business.
Results of Operations

	Third quarter	Third quarter	First nine months	First nine months
	2008	2007	2008	2007
	(dollars in millions)
Net sales	$66.2	$67.6	$197.2	$200.5
Gross margin %	15.9%	17.1%	16.1%	17.6%
Selling and distribution expenses	$6.5	$6.0	$19.5	$17.9
General and administrative expenses	$3.2	$4.0	$11.0	$12.5
Research and development expenses	$.2	$.2	$.5	$.6
Other income	$(.2)	$(.3)	$(.7)	$(.9)
Goodwill impairment charge	$14.1	$—	$14.1	$—
Interest expense, net	$.2	$.4	$.5	$.5
Income (loss) before income taxes from continuing operations	$(13.4)	$1.3	$(13.5)	$4.5
Income (loss) from continuing operations	$(13.7)	$.9	$(13.7)	$2.7
Income from discontinued operations, net of income taxes	$—	$—	$—	$.3
Net income (loss)	$(13.7)	$.9	$(13.7)	$3.0
Depreciation and amortization	$1.1	$1.1	$3.2	$3.5
Investment in plant and equipment	$.4	$.4	$1.1	$.9
Our net sales from continuing operations decreased $1.4 million, or 2.0 percent, to $66.2 million for the third quarter of 2008 compared to $67.6 million for the third quarter of 2007. The decrease was mainly attributable to decreased sales in our Label Products segment partially offset by increased sales in our Specialty Paper Products segment. Our net sales decreased $3.3 million, or 1.7 percent, to $197.2 million for the first nine months of 2008 compared to $200.5 million for the first nine months of 2007. The decrease was primarily due to decreased sales in our Label Products segment.
Gross margin percentage decreased from 17.1 percent for the third quarter of 2007 to 15.9 percent for the third quarter of 2008 primarily due to decreased margin percentage in our Label Products segment. Gross margin decreased $1.0 million to $10.6 million for the third quarter of 2008 compared to $11.6 million for the third quarter of 2007 as a result of decreased margin in our Label Products segment partially offset by increased margin in our Specialty Paper Products segment. Our gross margin percentage decreased from 17.6 percent for the first nine months of 2007 to 16.1 percent for the first nine months of 2008 as a result of decreased margin percentage across both segments. Gross margin decreased $3.6 million to $31.7 million for the first nine months of 2008 compared to $35.3 million for the first nine months of 2007. The decrease was primarily attributable to a decrease in our Label products segment as a result of lower sales volume and the expected consolidation of the label converting into the Jefferson City, Tennessee and Omaha, Nebraska facilities.
Distribution expenses increased $.7 million to $3.6 million for the third quarter of 2008 compared to $2.9 million for the third quarter of 2007. The increase was mainly attributable to lease exit charges related to our closure of the Cranbury, New Jersey facility, increased small shipments in our Label Products segment, increased sales volume in our Point of Sale products and the conversion of our Cranbury, New Jersey wide format facility to a public warehouse as well as increased freight rates due to higher fuel prices. Distribution expenses increased $1.6 million to $10.4 million for the first nine months of 2008 compared to $8.8 million for the first nine months of 2007. The increase was mainly attributable to the conversion of our New Jersey plant to a distribution facility, increased freight rates due to higher fuel prices and severance expense and lease exit charges related to our decision to close the Cranbury, New Jersey distribution facility effective July 31, 2008. As a percentage of sales, distribution expenses increased from 4.4 percent for the first nine months of 2007 to 5.3 percent for the first nine months of 2008.

Selling expenses decreased $.2 million to $2.9 million for the third quarter of 2008 compared to $3.1 million for the third quarter of 2007. The decrease is primarily due to lower bad debt expenses and lower sales incentive costs. Selling expenses were $9.1 million for the first nine months of both 2008 and 2007 as lower commission, sales incentive costs and bad debt expenses offset severance related to our 2008 workforce reduction and increased employee wage and benefit costs. As a percentage of sales, selling expenses increased from 4.5 percent for the first nine months of 2007 to 4.6 percent for the first nine months of 2008.
General and administrative expenses decreased $.8 million to $3.2 million for the third quarter of 2008 compared to $4.0 million for the third quarter of 2007. The decrease was primarily due to decreased employee wage and benefit costs related to our reduction in workforce during the second quarter of 2008 and reduced legal expenses, lower management incentive expense and lower tax expenses partially offset by increased professional fees. General and administrative expenses decreased $1.5 million to $11.0 million for the first nine months of 2008 compared to $12.5 million for the first nine months of 2007. The decrease was primarily due to lower management incentive plan and legal expenses and lower amortization of intangible assets as they become fully amortized, partially offset by increased severance expense related to our workforce reduction in the second quarter of 2008 and increased expenses related to stock grants. As a percentage of sales, general and administrative expenses decreased from 6.2 percent for the first nine months of 2007 to 5.6 percent for the first nine months of 2008.
Research and development expenses remained unchanged at $.2 million for the third quarter of 2008 and decreased $.1 million to $.5 million for the first nine months of 2008 compared to $.6 million for the first nine months of 2007.
Net interest expense was $.2 million for the third quarter of 2008 compared to $.4 million for the third quarter of 2007. The decrease was primarily due to changes in the fair value of our interest rate swap and lower interest expense related to bank debt. Net interest expense was $.5 million for the first nine months of both 2008 and 2007 as lower interest expense on our bank debt offset a decrease in the fair value of our interest rate swap.
Other income decreased $.1 million to $.2 million for the third quarter of 2008 compared to $.3 million for the third quarter of 2007 and decreased $.2 million to $.7 million for the first nine months of 2008 compared to $.9 million for the first nine months of 2007. The decreases were primarily due to lower royalty income generated from the sale of toner formulations in 2006.
For the third quarter ended September 26, 2008, we recognized a goodwill impairment charge of $14.1 million related to our Specialty Paper Products business. Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (FAS 142), requires that we test goodwill for impairment on an annual basis and an interim basis when circumstances change between annual tests that would more likely than not reduce the fair value of the reporting unit below its carrying value, and to write down goodwill and non-amortizable intangible assets when impaired.
The current business climate related to the ongoing economic crisis and our reliance on retail sales, banking activity and construction activity within our Specialty Paper Products business caused us to re-evaluate our current projections as well as expected market multiples during the third quarter. As a result, we performed an interim impairment test as of September 26, 2008, using a discounted cash flow model. Based on our assessment, we determined that the fair value of the reporting unit did not exceed the carrying value and therefore an impairment was necessary. The net book value of the reporting unit exceeded the fair value of the business in excess of the amount of goodwill related to the reporting unit and, therefore, we have estimated and recorded the entire amount of $14.1 million as an impairment charge in the third quarter. We will perform step 2 of FAS 142, which requires a theoretical purchase price allocation of the fair value of the reporting unit, during the fourth quarter of 2008 and we will finalize the charge.
We have considered whether events have occurred or circumstances have changed with respect to the Label business and concluded that an interim test is not necessary. However, there can be no assurances that the goodwill related to the Label business will not be impaired in the future as a result of potential continued declines in the economy and a corresponding impact on our Label business.
The estimated annual effective income tax rate for continuing operations was 2.0 percent for 2008 and 39.3 percent for 2007. The expense was greater than the U.S. statutory benefit due to the impact of non-deductible goodwill impairment and state income taxes. The tax rate for 2007 is higher than the U.S. statutory rate principally due to the impact of state income taxes.
We have deferred tax assets, net, in the amount of $10.9 million at September 26, 2008, which we evaluate for recoverability, based upon the more-likely-than-not guidance in Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. We have not recorded any increase in our valuation allowance during the third quarter of 2008; however, we will continue to review these assets for recoverability during the fourth quarter and beyond. Continued declines in economic conditions and in our projections could result in an increase in the valuation allowance.

Income from discontinued operations, net of taxes, was $.3 million for the first nine months of 2007 and included the reimbursement of legal fees related to the Cerion litigation which was favorably concluded in the first quarter of 2007.
Our net loss for the third quarter of 2008 was $13.7 million, or $2.52 per share, compared to net income of $.9 million, or $0.16 per share, for the third quarter of 2007. Our net loss for the first nine months of 2008 was $13.7 million, or $2.54 per share, compared to net income of $3.0 million, or $0.52 per share, for the first nine months of 2007.
Results of Operations by Reportable Segment
Label Products

	Third quarter	Third quarter	First nine months	First nine months
	2008	2007	2008	2007
		(in millions)
Net sales	$25.9	$27.8	$77.1	$84.5
Gross margin %	15.1%	17.9%	15.2%	18.1%
Depreciation and amortization	$.5	$.5	$1.4	$1.6
Investment in plant and equipment	$.3	$.1	$.5	$.2
Net sales for our Label Products segment decreased $1.9 million, or 6.8 percent, to $25.9 million for the third quarter of 2008 compared to $27.8 million for the third quarter of 2007. The decrease was attributable to decreases of $1.7 million in our automatic identification product line, $.9 million in our supermarket scale product line, $.7 million in our EDP product line partially offset by increases of $.5 million in our RFID product line, $.5 million in our retail shelf product line, $.2 million in our ticket product line and $.2 million in our other product lines. The decrease in our automatic identification product line was mainly due to the impact of lower sales due to the loss of a major customer and overall softness in demand due to economic factors. The decrease in our EDP product line was due to lost business and overall market erosion as the result of customers converting to alternative label technologies. The decrease in our supermarket scale product line was the net result of customers lost and gained. The increase in our retail shelf and RFID product lines was due to increased sales to existing customers. Net sales decreased $7.4 million or 8.8 percent, to $77.1 million for the first nine months of 2008 compared to $84.5 million for the first nine months of 2007. The decrease was primarily the result of decreases of $5.9 million in our automatic identification product line due to the impact of the economic downturn and the loss of a major customer, $1.8 million in our EDP product line as a result of lost business and customers converting to alternative label technologies and $1.5 million in our supermarket scale product line, the net result of business gains and losses. The decreases were partially offset by increases of $.7 million in our RFID product line as a result of increased business, $.6 million in our ticket product line due to increased volume to new and existing customers, $.2 million in our retail shelf product line as a result of new business and $.3 million in other product lines.
Gross margin for our Label Products segment decreased $1.1 million to $3.9 million for the third quarter of 2008 compared to $5.0 million for the third quarter of 2007. As a percentage of net sales, gross margin percentage decreased from 17.9 percent for the third quarter of 2007 to 15.1 percent for the third quarter of 2008. Gross margin decreased $3.6 million to $11.7 million for the first nine months of 2008 compared to $15.3 million for the first nine months of 2007. As a percentage of net sales, gross margin percentage decreased from 18.1 percent for the first nine months of 2007 to 15.2 percent for the first nine months of 2008. The decrease for both the third quarter and first nine months was primarily attributable to the impact of the decreased sales volume and competitive pricing pressure on new business as well as higher employee wage and benefit costs and expenses related to the consolidation of our Jacksonville, Florida manufacturing into the Tennessee and Nebraska facilities.
Specialty Paper Products Segment

	Third quarter	Third quarter	First nine months	First nine months
	2008	2007	2008	2007
		(in millions)
Net sales	$41.1	$40.4	$122.3	$118.4
Gross margin %	15.9%	15.9%	16.0%	16.5%
Depreciation and amortization	$.5	$.5	$1.5	$1.5
Investment in plant and equipment	$.1	$.3	$.3	$.6
Net sales for our Specialty Paper Products segment increased $.7 million, or 1.7 percent, to $41.1 million for the third quarter of 2008 compared to $40.4 million for the third quarter of 2007. The increase was primarily the result of increased sales of $3.5 million in our thermal point of sale product line as a result of new business and increased business with existing customers. The increase was partially offset by decreased sales of $1.3 million in our thermal facesheet product line, $.8 million in our wide format product line due to the impact of the soft economic environment, $.2 million in our dry gum product line and $.5 million in other product lines. Net sales increased $3.9 million or 3.3 percent to $122.3 million for the first nine months of 2008 compared to $118.4 million for the first nine months of 2007. The increase was mainly due to an increase of $9.3 million in our thermal point of sale product line attributable to new business and increased sales to existing customers. The increase was partially offset by decreased sales of $1.4 million in our wide format product line as a result of overall economic weakness, $1.0 million in our retail product line due to lower sales to a major customer, $.7 million in our core bond product line as a result of general market erosion due to technology changes, $.5 million in our thermal facesheet product line and $1.8 million in our other product lines.
Gross margin for our Specialty Paper Products segment increased $.1 million to $6.5 million for the third quarter of 2008 compared to $6.4 million for the third quarter of 2007. As a percentage of net sales, gross margin remained unchanged at 15.9 percent for the third quarters of 2008 and 2007. The increase of $.1 million was primarily the result of increased volume and lower manufacturing cost in our thermal point of sale products partially offset by competitive pricing on new point of sale business and lower volume in our paper coating and wide format businesses. Gross margin increased $.1 million to $19.6 million for the first nine months of 2008 compared to $19.5 million for the first nine months of 2007. As a percentage of net sales, gross margin decreased to 16.0 percent for the first nine months of 2008 compared to 16.5 percent for the first nine months of 2007. The $.1 million increase is mainly attributable to the increase in thermal point of sale volume and lower manufacturing spending in our point of sale business. Competitive pricing pressure, lower volume of wide format sales due to the overall construction downturn and lower volume and increased manufacturing costs in our paper coating facility offset the margin dollar increase and contributed to the margin percentage decrease for the first nine months.
Goodwill Impairment
For the third quarter ended September 26, 2008, we recognized a goodwill impairment charge of $14.1 million related to our Specialty Paper Products business.
The carrying amount of goodwill and activity for the first nine months of 2008 is as follows:

	Specialty Paper
(In thousands)	Products	Label Products	Total

Balance as of December 31, 2007	$14,142	$17,374	$31,516
Impairment charge	(14,142)	—	(14,142)

Balance as of September 26, 2008	$—	$17,374	$17,374

Discontinued Operations
Discontinued operations, which include reimbursement of $.5 million from our insurance provider for the reimbursement of legal fees related to the Cerion litigation that was dismissed by the court in the first quarter of 2007, were as follows:

	For the		For the
	three months ended		nine months ended
	Sept. 26,	Sept. 28,	Sept. 26,	Sept. 28,
(In thousands)	2008	2007	2008	2007

Income before taxes	$—	$—	$—	$500
Income taxes	—	—	—	211

Income from discontinued operations	$—	$—	$—	$289

Liquidity, Capital Resources and Financial Condition
Cash and cash equivalents decreased $2.5 million to $4.9 million during the first nine months of 2008 due to cash flows used in operations, investing and financing activities of $.7 million, $1.2 million and $.6 million respectively. Our cash flows from continuing and discontinued operations are combined in our consolidated statement of cash flows.
Cash flow used in operations of $.7 million for the first nine months of 2008 was primarily attributable to $4.9 million in contributions to our pension plans which more than offset our cash from operating activities after adjusting for non-cash items such as $.5 million related to the amortization of the deferred gain related to the 2006 sales of New Hampshire real estate, $14.1 million goodwill impairment, $3.1 million of depreciation and amortization, $.6 million of stock based compensation, $.2 million loss from our equity investment and $.2 million change in the fair value of our interest rate swap.

The increase in net operating assets and liabilities was $60,000 for the first nine months of 2008 and resulted primarily from a $4.5 million increase in inventory, a $.4 million increase in accounts receivable and a $1.0 million decrease in accrued expenses offset by a $3.9 million increase in accounts payable, a $1.0 million decrease in other assets and a $1.0 increase in other liabilities. The increase in inventory was mainly attributable to an increase of $2.1 million in our Label Products segment primarily related to increased finished goods and an increase of $2.6 million in our Specialty Paper Products segment related to the buy in of raw materials. The $3.9 million increase in accounts payable was mainly due to increases in our Specialty Paper Products segment related to the inventory buy in and in our Label Products segment.
Cash used in investing activities of $1.2 million related to cash used for investment in fixed assets.
Cash used in financing activities of $.6 million was primarily due to a quarterly payment due on our term loan.
We had $24.8 million available borrowing capacity at September 26, 2008 under our revolving loan commitment. Our loan commitments and borrowing capacity are described in Note 4 to the consolidated financial statements and related footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2007.
Cautionary Note Regarding Forward-Looking Statements
Information we provide in this Form 10-Q may contain forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995. We may also make forward-looking statements in other reports we file with the Securities and Exchange Commission, in materials we deliver to stockholders and in our press releases. In addition, our representatives may, from time to time, make oral forward-looking statements. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that is not directly related to historical or current fact. Words such as “estimates,” “can,” “may” and similar expressions are intended to identify such forward-looking statements. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated. Such risks and uncertainties include, but are not limited to, our future capital needs, stock market conditions, the price of our stock, fluctuations in customer demand, intensity of competition from other vendors, timing and acceptance of our new product introductions, general economic and industry conditions, delays or difficulties in programs designed to increase sales and improve profitability, the possibility of a final award of material damages in our pending litigation, goodwill impairment, and other risks detailed in this Form10-Q in our filings with the Securities and Exchange Commission. The information set forth in this Form 10-Q should be read in light of such risks. We assume no obligation to update the information contained in this Form 10-Q or to revise our forward-looking statements.
ITEM 4T. CONTROLS AND PROCEDURES
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 26, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 26, 2008, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 26, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Environmental
We are involved in certain environmental matters and have been designated by the Environmental Protection Agency, referred to as the EPA, as a potentially responsible party for certain hazardous waste sites. In addition, we have been notified by certain state environmental agencies that some of our sites not addressed by the EPA require remedial action. These sites are in various stages of investigation and remediation. Due to the unique physical characteristics of each site, the technology employed, the extended timeframes of each remediation, the interpretation of applicable laws and regulations and the financial viability of other potential participants, our ultimate cost of remediation is difficult to estimate. Accordingly, estimates could either increase or decrease in the future due to changes in such factors. At September 26, 2008, based on the facts currently known and our prior experience with these matters, we have concluded that it is probable that site assessment, remediation and monitoring costs will be incurred. We have estimated a range for these costs of $.6 million to $.9 million for continuing operations. These estimates could increase if other potentially responsible parties or our insurance carriers are unable or unwilling to bear their allocated share and cannot be compelled to do so. At September 26, 2008, our accrual balances relating to environmental matters were $.7 million for continuing operations. Based on information currently available, we believe that it is probable that the major potentially responsible parties will fully pay the costs apportioned to them. We believe that our remediation expense is not likely to have a material adverse effect on our consolidated financial position or results of operations.
State Street Bank and Trust
On October 24, 2007, the Nashua Pension Plan Committee filed a Class Action Complaint with the United States District Court for the District of Massachusetts against State Street Bank and Trust, State Street Global Advisors, Inc. and John Does 1-20. On January 14, 2008, the Nashua Pension Plan Committee filed a revised Complaint with the United States District Court for the District of New York against the same defendants. The Complaint alleges that the defendants violated their obligations as fiduciaries under the Employment Retirement Income Securities Act of 1974.
On February 7, 2008, the Court consolidated our action with other pending ERISA actions and appointed the Nashua Pension Plan Committee as one of the lead plaintiffs in the consolidated action. On August 22, 2008, the lead plaintiffs filed a consolidated amended complaint. On October 17, 2008, Defendants filed their answer and included a counterclaim against trustees of the named plaintiff plans, including the trustees of Nashua’s Pension Plan Committee, asserting that to the extent State Street is liable to the plans, the trustees are liable to State Street for contribution and/or indemnification in the amount of any payment by State Street in excess of State Street’s share of liability. We believe the counterclaim is without merit and the trustees intend to vigorously defend against the counterclaim. Discovery commenced in March 2008 and is ongoing.
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
We face significant competition.
The markets for our products are highly competitive, and our ability to effectively compete in those markets is critical to our future success. Our future performance and market position depend on a number of factors, including our ability to react to competitive pricing pressures, our ability to hire qualified sales personnel, our ability to maintain competitive manufacturing costs, our ability to introduce new value-added products and services to the market and our ability to react to the commoditization of products. Our performance could also be impacted by external factors, such as:
•	increasing pricing pressures from competitors in the markets for our products;

•	a faster decline than anticipated in the more mature, higher margin product lines, such as bond, carbonless, heat seal and drygum products, due to changing technologies;

•	slowness in the economy and the availability of financing due to changes in the banking and financing industry could cause certain of our customers, especially in the retail and construction industry, to be impacted by adverse conditions whereby customer sales decline and/or customer reduction in size of their business through either store closures or the consolidation of warehouses causing our sales to decline;

•	natural disasters such as hurricanes, floods, earthquakes and pandemic events, which could cause our customers to close a number or all of their stores or operations for an extended period of time causing our sales to be reduced during the period of closure;

•	our ability to pass on raw material price increases to customers;

•	our ability to pass on increased freight cost due to fuel price fluctuations; and

•	our ability to pass on manufacturing cost increases.
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
We are subject to credit risks.
Slowness in the economy may subject us to increased risk of non-payment of our accounts receivable. A significant delay in the collection of funds or a reduction of funds collected may impact our liquidity or increase bad debts.
Increases in raw material costs or the unavailability of raw materials may adversely affect our profitability.
We depend on outside suppliers for the raw materials used in our business. Although we believe that adequate supplies of the raw materials we use are available, any significant decrease in supplies, any increase in costs or a greater increase in delivery costs for these materials could result in a decrease in our margins, which could harm our financial condition. Our Specialty Paper Products and Label Products segments are impacted by the economic conditions and plant capacity dynamics within the paper and label industry. In general, the availability and pricing of commodity paper such as uncoated facesheet is affected by the capacity of the paper mills producing the products. Cost increases at paper manufacturers, or other producers of the raw materials which we use in our business, and capacity constraints in paper manufacturers’ operations could cause increases in the costs of raw materials, which could harm our financial condition if we are unable to recover the cost from our customers. Conversely, an excess supply of materials by manufacturers could result in lower selling prices and the risk of eroded margins.
We have periodically been able to pass on significant raw material cost increases through price increases to our customers. Nonetheless, our results of operations for individual quarters can and have been negatively impacted by delays between the time of raw material cost increases and price increases for our products to customers. Additionally, we may be unable to increase our prices to offset higher raw material costs due to the failure of competitors to increase prices and customer resistance to price increases. Additionally, we rely on our suppliers for deliveries of raw materials. If any of our suppliers were unable to deliver raw materials to us for an extended period of time, there is no assurance that our raw material requirements would be met by other suppliers on acceptable terms, or at all, which could have a material adverse effect on our results of operations.
A decline in returns on the investment portfolio of our defined benefit plans, changes in mortality tables and interest rates could require us to increase cash contributions to the plans and negatively impact our financial statements.

Funding for the defined benefit pension plans we sponsor is determined based upon the funded status of the plans and a number of actuarial assumptions, including an expected long-term rate of return on plan assets and the discount rate utilized to compute pension liabilities. All of our defined benefit pension plan benefits are frozen. The defined benefit plans were underfunded as of December 31, 2007 by approximately $24.7 million after utilizing the actuarial methods and assumptions for purposes of Financial Accounting Standards (FAS) No. 87, Employers’ Accounting for Pensions, and FAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of FAS Nos. 87, 88, 106, and 132(R) . As a result, we expect to experience an increase in our future cash contributions to our defined benefit pension plans. We contributed $5.3 million in 2007 and $4.9 million in the first nine months of 2008 and do not expect to contribute funds for the remainder of 2008. In the event that actual results differ from the actuarial assumptions and financial markets impact the valuation of our pension investments, the funded status of our defined benefit plans may change and any such resulting deficiency could result in additional charges to equity and against earnings and increase our required contributions.
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
Additionally, the preferences of our customers may change as a result of the availability of alternative products or services which could impact consumption of our products.
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
Compliance with changing regulation or corporate governance and public disclosure may result in additional risks and expenses.
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

ITEM 6. EXHIBITS
31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 5, 2008.

31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 5, 2008.

32.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 5, 2008.

32.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 5, 2008.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NASHUA CORPORATION
(Registrant)
Date: November 5, 2008	By:	/s/ John L. Patenaude
John L. Patenaude
Vice President-Finance, Chief Financial Officer and Treasurer (principal financial and duly authorized officer)