Form 10-K
period 2008-12-31
NASHUA CORP
filed 2009-03-31
CIK 69680

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes: ☐     No ☑

The aggregate market value of the registrant’s voting shares of common stock held by non-affiliates of the registrant on June 27, 2008, based on $9.63 per share, the last reported sale price on the NASDAQ Global Market on that date, was $26,801,783.

The number of shares outstanding of each of the registrant’s classes of common stock, as of March 23, 2009:

Class	Number of Shares

Common Stock, $1.00 par value	5,599,642

The following documents are incorporated by reference into the Annual Report on Form 10-K: Portions of the registrant’s definitive Proxy Statement for its 2009 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

		Page

PART I
Item 1.	Business	3
Item 1A.	Risk Factors	8
Item 1B.	Unresolved Staff Comments	12
Item 2.	Properties	13
Item 3.	Legal Proceedings	13
Item 4.	Submission of Matters to a Vote of Security Holders	14

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	14
Item 6.	Selected Financial Data	15
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	28
Item 8.	Financial Statements and Supplementary Data	29
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	61
Item 9A.	Controls and Procedures	61
Item 9A(T).	Controls and Procedures	61
Item 9B.	Other Information	62

PART III
Item 10.	Directors, Executive Officers and Corporate Governance	63
Item 11.	Executive Compensation	63
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	63
Item 13.	Certain Relationships and Related Transactions, and Director Independence	63
Item 14.	Principal Accountant Fees and Services	63

PART IV
Item 15.	Exhibits and Financial Statement Schedules	63
Ex-4.12 Amendment Agreement to Second Amended and Restated Credit Agreement, dated as of March 30, 2009, by and among Nashua Corporation and Bank of America, N.A.
Ex-10.11 Amended and Restated Change of Control and Severance Agreement (John L. Patenaude)
Ex-10.13 Amended and Restated Change of Control and Severance Agreement (Thomas G. Brooker)
Ex-10.16 Amended and Restated Change of Control and Severance Agreement (Todd McKeown)
Ex-10.18 Management Incentive Plan. Revised December 30, 2008
Ex-10.20 Executive officer 2009 salaries
Ex-10.21 Summary of compensation arrangements with Directors
Ex-21.01 Subsidiaries of the Registrant
Ex-23.01 Consent of Independent Registered Public Accounting Firm
Ex-31.01 Certificate of Chief Executive Officer
Ex-31.02 Certificate of Chief Financial Officer
Ex-32.01 Certificate of the Chief Executive Officer
Ex-32.02 Certificate of the Chief Financial Officer

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

Recent Developments

•	In the third quarter of 2008, we closed our Cranbury, New Jersey facility in our Specialty Paper Products segment.

•	For the third quarter ended September 28, 2008, we recognized a goodwill impairment charge of $14.1 million related to our Specialty Paper Products segment.

•	During 2008, we replaced certain leased distribution centers with public warehouses.

•	In December 2008, we closed our Jacksonville, Florida label converting facility and consolidated operations into our Tennessee and Nebraska facilities in our Label Products segment.

•	During 2008, we streamlined our workforce and eliminated 25 positions in our selling, general and administrative areas. We recognized $1.1 million of severance expense associated with the reduction in workforce.

In addition, in March 2009, we entered into an amendment to our credit facility with Bank of America that, among other things, changed the termination date of the agreement to March 29, 2010 from March 30, 2012, reduced the amount of the revolving credit facility from $28 million to $15 million until June 30, 2009 and $17 million thereafter, increased the interest rate on borrowings to LIBOR plus 335 basis points or prime plus 110 basis points, and limited our annual capital expenditures to $2 million. Pursuant to the amendment, Bank of America waived our non-compliance with the fixed charge coverage ratio and the funded debt to adjusted EBITDA ratio financial covenants at December 31, 2008, and amended the terms of those covenants for the quarter ending April 3, 2009 and subsequent periods.

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

Label Products Segment

Our Label Products segment converts, prints and sells pressure-sensitive labels, radio frequency identification (RFID) labels and tickets and tags to distributors and end-users. Our Label Products segment’s net sales were $105.1 million, $115.5 million and $109.7 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Nashua pressure-sensitive labels and tags are used in a variety of applications including supermarket weighscale, retail shelf marking, prescription fulfillment, inventory control and tracking, automatic identification, event ticketing, and address labels. We are a major supplier of labels to the grocery, retail, manufacturing and transportation market segments. We also supply tickets used in cinema and entertainment venues. Our RFID products are utilized for inventory control, tracking and automatic identification.

The label industry is price-sensitive and competitive and includes competitors such as R. R. Donnelley & Sons Company and Hobart Corporation, a subsidiary of Illinois Toolworks, as well as numerous regional converters.

We depend on outside suppliers for most of the raw materials used by our Label Products segment. Primary materials used in producing our products include laminated pressure sensitive materials and tag materials, RFID inlays and inks. Thermal and non-thermal base papers constitute a large percentage of the raw material cost for our products. As a result, our costs and market pricing are heavily impacted by changes in thermal and other paper costs. We purchase materials from multiple suppliers and believe that adequate quantities of supplies are available. However, for some important raw materials, such as certain laminated papers and inks, we either sole source or obtain supplies from a few vendors. There is no current or anticipated supply disruption, but a future supply disruption could negatively impact our operations until an alternate source of supply could be qualified. Additionally, there can be no assurance that our future operating results would not be adversely affected by either future increases in the cost of raw materials or the curtailment of supply of raw materials or sourced products.

Specialty Paper Products Segment

Our Specialty Paper Products segment coats, converts, prints and sells papers and films. Products include: thermal papers, dry-gum papers, heat seal papers, bond papers, wide-format media papers, small rolls, financial receipts, point-of-sale receipts, retail consumer products and ribbons. Our Specialty Paper Products segment’s net sales were $162.3 million, $160.3 million and $162.5 million for the years ended December 31, 2008, 2007 and 2006, respectively.

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

Small rolls of bond, carbonless and thermal papers are used for such applications as point-of-sale receipts for cash registers, credit card verification systems, financial receipts for ATMs, teller systems and check processing systems, adding machine papers, and self-service kiosk applications, such as gas station pay-at-the-pump, casino/gambling and thermal facsimile for thermal fax printers. Certain of our small roll products contain security features utilized in loss prevention applications. We sell converted small rolls to paper merchants, paper distributors, superstores, warehouse clubs, resellers and end-users. Small roll brands include Perfect Print and IBM. Our major competitors in the small roll market include NCR Corporation, R. R. Donnelley & Sons Company, and several regional converters.

Wide-format media papers are premium quality coated and uncoated bond and ink jet papers untreated or treated with either resin or non-resin coatings. We sell wide-format media papers to merchants, resellers, print-for-pay retailers and end-users for use in graphic applications, signs, engineering drawings, posters and for the reproduction of original copies. Our primary competitors in the wide-format papers market include several regional converters.

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

Information About Major Customers and Products

Our 2008 net revenues for the Specialty Paper Products segment include sales of our thermal point-of-sale (POS) rolls to Wal-Mart and Sam’s Club. The Wal-Mart and Sam’s Club sales exceeded 10 percent of our consolidated net revenues in 2008. While no other customer represented 10 percent of our consolidated net revenues in 2008, both of our segments have significant customers. The loss of Wal-Mart and Sam’s Club or any other significant customer or the loss of sales of our POS rolls could have a material adverse effect on us or our segments.

Our 2007 net revenues for the Label Products segment include sales of our automatic identification labels to Federal Express Corporation (FedEx). FedEx sales exceeded 10 percent of our consolidated net revenues for 2007.

Intellectual Property

Our ability to compete may be affected by our ability to protect our proprietary information, as well as our ability to design products outside the scope of our competitors’ intellectual property rights. We hold a limited number of U.S. and foreign patents for our continuing operations, of which one is related to our Label Products segment and seven are related to our Specialty Paper Products segment, expiring in various years between 2009 and 2023. There can be no assurance that our patents will provide meaningful protection, nor can there be any assurance that third parties will not assert infringement claims against us or our customers in the future. If one of our products was ruled to be in violation of a competitor’s intellectual property rights, we could be required to expend significant resources to develop non-infringing alternatives or to obtain required licenses. There can be no assurance that we could successfully develop commercially viable alternatives or that we could obtain necessary licenses. Additionally, litigation relating to infringement claims could be lengthy or costly and could have an adverse material effect on our financial condition or results of operations regardless of the outcome of the litigation.

Manufacturing Operations

We operate manufacturing facilities in the following locations:

•	Merrimack, New Hampshire

•	Omaha, Nebraska

•	Jefferson City, Tennessee

•	Vernon, California

Our New Hampshire, Nebraska and California facilities are unionized. We have union contracts with our hourly employees at the New Hampshire site which expire in 2009. The union contracts for the California and Nebraska sites expire in 2011 and 2012, respectively. More information regarding the operating segments and principal products produced at each location can be found in Item 2 of Part I of this Form 10-K. There can be no assurance that future operating results will not be adversely affected by changes in either our labor wage rates or productivity.

Research and Development

Our research and development efforts have been instrumental in the development of many of our products. We direct our research efforts primarily toward developing new products and processes and improving product performance, often in collaboration with our customers. Our research and development efforts are focused primarily on new thermal coating applications for our Specialty Paper Products and Label Products segments and RFID products for our Label Products segment. Our research and development expenditures were $.7 million in 2008, $.8 million in 2007, and $.6 million in 2006.

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

Our pre-tax expenditures for compliance with environmental laws and regulations for continuing and discontinued operations were $.2 million in 2008 and $.3 million in 2007. Additionally, for sites which we have received notification of the need to remediate, we have assessed our potential liability and have established a reserve for estimated costs associated with the remediation. At December 31, 2008, our reserve for potential environmental liabilities was $.7 million for continuing operations. However, liability of potentially responsible parties under CERCLA and RCRA is joint and several, and actual remediation expenses at sites where we are a potentially responsible party could either exceed or be below our current estimates. We believe, based on the facts currently known to us, insurance coverage and the environmental reserve recorded, that our estimated remediation expense and on-going costs of compliance with environmental laws and regulations are not likely to have a material adverse effect on our consolidated financial position, results of operations, capital expenditures or our competitive place in the market.

Executive Officers

Listed below are our executive officers as of March 13, 2009. No family relationships exist among our executive officers.

Name	Age	Position

Thomas G. Brooker	50	President and Chief Executive Officer
John L. Patenaude	59	Vice President — Finance, Chief Financial Officer and Treasurer
Margaret M. Callan	42	Corporate Controller and Chief Accounting Officer
Donald A. Granholm	54	Vice President — Supply Chain and Human Resources Management
Thomas M. Kubis	48	Vice President of Operations
William Todd McKeown	43	Vice President of Sales and Marketing
Michael D. Travis	49	Vice President of Marketing

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

Mr. Granholm has been our Vice President — Supply Chain and Human Resources Management since July 2008 and an executive officer since May 2007. He served as Vice President — Supply Chain Management from September 2006 to July 2008. From January 1995 to September 2006, Mr. Granholm was Vice President — Transportation Network Planning for DHL Worldwide Express.

Mr. Kubis has been our Vice President of Operations since August 2006. From May 2004 to August 2006, he served as Vice President of Manufacturing for our Label Products segment. From July 2003 to May 2004, Mr. Kubis served as Vice President of Manufacturing for our Label Products facility in Tennessee. From August 1996 to July 2003, Mr. Kubis served as Plant Manager, Label Manufacturing Division, at Wallace Computer Services, Inc., a subsidiary of Moore Corporation Limited (predecessor of R.R. Donnelley & Sons Company).

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

Our executive officers are generally appointed to their offices each year by our Board of Directors shortly after the Annual Meeting of Stockholders.

Employees

We had 659 full-time employees at February 6, 2009. Approximately 200, or 30.4 percent, of our employees are members of one of several unions, principally the United Steelworkers of America. We believe our employee relations are satisfactory.

Our significant labor agreements include:

	Approximate #
	of Employees
Union	Covered	Location	Expiration Date

United Steelworkers of America	98	Omaha, NE	March 31, 2012
United Steelworkers of America	69	Merrimack, NH	April 5, 2009
United Commercial Food Workers	33	Vernon, CA	March 7, 2011

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

We face significant competition and may be impacted by the financial crisis in the global economy.

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

•	deteriorating general economic conditions, which result in lower sales or movement of products by our customers causing our sales to decline;

•	the availability of financing due to changes in the banking and financing industry could cause certain of our customers, especially in the retail and construction industry, to be impacted by adverse conditions whereby customer sales decline and/or customer reduction in size of their business through either store closures or the consolidation of warehouses causing our sales to decline;

•	increasing pricing pressures from competitors in the markets for our products;

•	a faster decline than anticipated in the more mature, higher margin product lines, such as bond, carbonless, ribbons, heat seal and dry gum products, due to changing technologies and a decrease in demand due to slowness in the economy;

•	natural disasters such as hurricanes, floods, earthquakes and pandemic events, which could cause our customers to close a number or all of their stores or operations for an extended period of time causing our sales to be reduced during the period of closure;

•	our ability to pass on raw material price increases to customers;

•	our ability to pass on increased freight cost due to fuel price fluctuations; and

•	our ability to pass on manufacturing cost increases.

Our Specialty Paper Products segment operates a manufacturing facility in New Hampshire, which has relatively higher operating costs compared to manufacturing locations in other parts of the United States where some of our competitors are located or operate. Some of our competitors may be larger in size or scope than we are and have more modern equipment, which may allow them to achieve greater economies of scale on a global basis or allow them to better withstand periods of declining prices and adverse market conditions.

In addition, there has been an increasing trend among our customers towards either consolidation or exiting businesses due to the current financial and economic factors. With fewer customers in the market for our products, the strength of our negotiating position with customers could be weakened, which could have an adverse effect on our pricing, margins, profitability and recoverability of assets including goodwill.

We have a wide diversity of customers but there are a number of individual customers that could impact our financial condition. The business risk associated with these customers relates to potential sales declines due to their individual business needs or loss of business to competitors and increased credit risk due to the concentration of these customers.

We may be required to record a significant impairment charge if the carrying value of our goodwill exceeds its fair value.

Our share value and market capitalization have been significantly impacted by extreme volatility in the United States’ equity and credit markets and has recently been below our net book value. Under accounting principles generally accepted in the United States, we may be required to record an impairment charge if changes in circumstances or events indicate that the carrying values of our goodwill and intangible assets exceed their fair value and are not recoverable. Any significant and other than temporary decrease in our market capitalization could be an indicator that the carrying values of our goodwill exceed their fair value, which may result in our recording an impairment charge. In this time of economic uncertainty, we are unable to predict economic trends, but we continue to monitor the impact of changes in economic and financial conditions on our operations and on the carrying value of our goodwill and intangible assets. Should the value of our goodwill be impaired, our consolidated earnings and shareholders’ equity may be materially adversely affected.

Our credit facility contains financial covenants, and our failure to comply with any of those covenants could materially adversely impact us.

Our credit facility imposes operating restrictions on us in the form of financial covenants, including requirements that we maintain specified fixed charge coverage ratios and funded debt to adjusted EBITDA ratios. If we fail to comply with these financial covenants and do not obtain a waiver from our lender, we would be in default under the credit facility and our lender could terminate the facility and demand immediate repayment of all outstanding loans under the credit facility. The declaration of an event of default under the credit facility could have a material adverse effect on our financial condition, and we could find it difficult to obtain other bank lines or credit facilities on comparable terms.

Although we were not in compliance with the fixed charge coverage ratio and the funded debt to adjusted EBITDA ratio financial covenants under our credit facility at December 31, 2008, in March 2009 our lender waived our non-compliance in connection with an amendment to our credit facility. There can be no assurance, however, that we will be able to obtain a waiver to any non-compliance with the financial covenants in the credit facility in the future.

In connection with the March 2009 amendment to our credit facility, the financial covenants in the credit facility were amended. While we believe that we will be in compliance with the financial covenants in the amended credit facility, in the event our results of operations do not meet forecasted results, we may not be in compliance with those covenants. Alternative forms of financing may be available to us, however, there can be no assurance that such financing will be available on terms and conditions acceptable to us.

If the financial condition of our customers declines, our credit risk could increase.

The current challenging economic environment may subject us to increased risk of non-payment of our accounts receivable. A significant delay in the collection of funds or a reduction of funds collected may impact our liquidity or increase bad debts. These factors could have a material adverse effect on our business, financial condition and operating results.

Increases in raw material costs or the unavailability of raw materials may adversely affect our profitability.

We depend on outside suppliers for the raw materials used in our business. Although we believe that adequate supplies of the raw materials we use are available, any significant decrease in supplies, any increase in costs or a greater increase in delivery costs for these materials could result in a decrease in our margins, which could harm our financial condition. Our Specialty Paper Products and Label Products segments are impacted by the economic conditions and plant capacity dynamics within the paper and label industries. In general, the availability and pricing of commodity paper such as uncoated facesheet is affected by the capacity of the paper mills producing the products. Cost increases at paper manufacturers, or other producers of the raw materials which we use in our business, and capacity constraints in paper manufacturers’ operations could cause increases in the costs of raw materials, which could harm our financial condition if we are unable to recover the increased cost from our customers. Conversely, an excess supply of materials or manufacturing capacity by manufacturers could result in lower cost to us and lower selling prices to customers and the risk of lower margins for us.

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

Funding for the defined benefit pension plans we sponsor is determined based upon the funded status of the plans and a number of actuarial assumptions, including an expected long-term rate of return on plan assets and the discount rate utilized to compute pension liabilities. All of our defined benefit pension plan benefits are frozen. The defined benefit plans were underfunded as of December 31, 2008 by approximately $41.4 million after utilizing the actuarial methods and assumptions for purposes of Financial Accounting Standards (FAS) No. 87, Employers’ Accounting for Pensions, and FAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of FAS Nos. 87, 88, 106 and 132(R). As a result, we expect to experience an increase in our future cash contributions to our defined benefit pension plans. We contributed $5.3 million in 2007 and $4.9 million in 2008. In the event that actual results differ from the actuarial assumptions and the credit crisis in the current financial markets negatively impacts the valuation of our pension investments, the funded status of our defined benefit plans may change and any such resulting deficiency could result in additional charges to equity and against earnings and increase our required contributions and thereby impact our liquidity.

We depend on key personnel and on the retention and recruiting of key personnel for our future success.

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

Failure to maintain effective internal controls over financial reporting and disclosure controls and procedures could adversely affect our business and the market price of our common stock, and impair our ability to timely file our reports with the Securities and Exchange Commission.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. In particular, for the year ended December 31, 2008, we performed system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our compliance with Section 404 will continue to require that we incur substantial expense and expend significant management time on compliance-related issues. If we identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the NASDAQ Stock Market, the Securities and Exchange Commission or other regulatory authorities, which would require additional financial and management resources.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

All of our manufacturing facilities are located in the United States. We believe that our manufacturing facilities are in good operating condition and suitable for the production of our products. We have excess manufacturing space in some locations. Our corporate headquarters is located in a leased facility in Nashua, New Hampshire. The lease for our corporate offices expires on May 31, 2011.

Our principal facilities are listed below by operating segment, location and principal products produced. Except as otherwise noted, we own each of the facilities listed.

Principal Properties

	Total Square
Location	Footage	Nature of Products Produced

Corporate
Nashua, New Hampshire (leased)	8,000	none (corporate offices)
Park Ridge, Illinois (leased)	11,000	none (administrative offices)
Specialty Paper Products Segment
Merrimack, New Hampshire (leased)	156,000	paper products
Jefferson City, Tennessee	198,000	paper products
Vernon, California (leased)	61,000	paper products
Label Products Segment
Omaha, Nebraska	170,000	label products
Jefferson City, Tennessee	60,000	label products
Jacksonville, Florida (leased)	42,000	none (unused)

Item 3.	Legal Proceedings

Environmental

We are involved in certain environmental matters and have been designated by the Environmental Protection Agency, referred to as the EPA, as a potentially responsible party for certain hazardous waste sites. In addition, we have been notified by certain state environmental agencies that some of our sites not addressed by the EPA require remedial action. These sites are in various stages of investigation and remediation. Due to the unique physical characteristics of each site, the technology employed, the extended timeframes of each remediation, the interpretation of applicable laws and regulations and the financial viability of other potential participants, our ultimate cost of remediation is difficult to estimate. Accordingly, estimates could either increase or decrease in the future due to changes in such factors. At December 31, 2008, based on the facts currently known and our prior experience with these matters, we have concluded that it is probable that site assessment, remediation and monitoring costs will be incurred. We have estimated a range for these costs of $.6 million to $.9 million for continuing operations. These estimates could increase if other potentially responsible parties or our insurance carriers are unable or unwilling to bear their allocated share and cannot be compelled to do so. At December 31, 2008, our accrual balance relating to environmental matters was $.7 million for continuing operations. Based on information currently available, we believe that it is probable that the major potentially responsible parties will fully pay the costs apportioned to them. We believe that our remediation expense is not likely to have a material adverse effect on our consolidated financial position or results of operations.

State Street Bank and Trust

On October 24, 2007, the Nashua Pension Plan Committee filed a Class Action Complaint with the United States District Court for the District of Massachusetts against State Street Bank and Trust, State Street Global Advisors, Inc. and John Does 1-20. On January 14, 2008, the Nashua Pension Plan Committee filed a revised Complaint with the United States District Court for the District of New York against the same defendants. The Complaint alleges that the defendants violated their obligations as fiduciaries under the Employment Retirement Income Securities Act of 1974, referred to as ERISA.

On February 7, 2008, the Court consolidated our action with other pending ERISA actions and appointed the Nashua Pension Plan Committee as one of the lead plaintiffs in the consolidated action. On August 22, 2008, the lead plaintiffs filed a consolidated amended complaint. On October 17, 2008, defendants filed their answer and included a counterclaim against trustees of the named plaintiff plans, including the trustees of Nashua’s Pension Plan Committee, asserting that to the extent State Street is liable to the plans, the trustees are liable to State Street for contribution and/or indemnification in the amount of any payment by State Street in excess of State Street’s share of liability. On December 22, 2008, State Street filed an amended counterclaim against the trustees maintaining their allegations concerning contribution/indemnification and adding a claim for breach of fiduciary duty. On March 3, 2009, the trustees filed a motion to dismiss the counterclaim. We believe the counterclaim is without merit and the trustees intend to vigorously defend against the counterclaim. Discovery commenced in March 2008 and is ongoing.

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

(a)	Market Information, Holders and Dividends

Our common stock is listed and traded on the NASDAQ Global Market under the symbol “NSHA.” As of December 31, 2008, the number of record holders of our common stock was 834. The following table sets forth the high and low sales price per share for our common stock as reported by the NASDAQ Global Market for each period indicated.

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter	Year

2008
High	$12.58	$11.50	$10.44	$8.89	$12.58
Low	$8.93	$8.51	$7.73	$3.07	$3.07
2007
High	$9.38	$10.79	$13.41	$12.40	$13.41
Low	$7.27	$8.22	$10.25	$10.30	$7.27

Our ability to pay dividends is restricted under the provisions of our debt agreement which allows us to use cash for dividends to the extent that the availability under the line of credit exceeds $3.0 million. We did not declare or pay a cash dividend on our common stock in 2008 or 2007.

(b)	Issuer Purchases of Equity Securities during the Quarter ended December 31, 2008

The following table provides information about purchases by us during the quarter ended December 31, 2008 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

				Maximum Number (or
				Approximate Dollar
			Total Number of	Value) of Shares
			Shares Purchased as	(or Units) that May
	Total Number	Average	Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the
Period	Purchased(1)	per Share	or Programs(2)	Plans or Programs

September 27 through October 31	—	—	—	1,000,000
November 1 through November 28	2,029	$5.09	2,029	997,971
November 29 through December 31	133,515	$4.78	133,515	864,456

Total	135,544		135,544

(1)	We repurchased an aggregate of 135,544 shares of our common stock pursuant to the repurchase program that we publicly announced on October 30, 2008 (the “Program”).

(2)	Our Board of Directors approved the repurchase by us of up to an aggregate of 1,000,000 shares of our common stock pursuant to the Program. The Program does not have a fixed expiration date.

Item 6.	Selected Financial Data

Not required.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management Discussion and Analysis should be read in conjunction with Item 1: Business, and Item 8: Financial Statements and Supplementary Data.

Overview

Our continuing operations include results of our Label Products and Specialty Paper Products segments.

Our net sales decreased to $264.9 million in 2008 compared to $272.8 million in 2007. Our gross margin percentage decreased to 14.9 percent in 2008 compared to 17.7 percent in 2007. Our selling and distribution expenses increased $1.8 million and our administrative expenses decreased $2.1 million in 2008. Our results from continuing operations before income taxes decreased to a loss of $16.4 million in 2008 compared to income of $6.5 million in 2007. These financial results are further discussed in the Consolidated Results of Operations.

During 2008, we had the following developments:

•	We closed our Cranbury, New Jersey facility in our Specialty Paper Products segment.

•	We replaced certain leased distribution centers with public warehouses.

•	We incurred a $14.1 million goodwill impairment charge in the third quarter of 2008 related to our Specialty Paper Products segment.

•	In December 2008, we closed our Jacksonville, Florida facility and consolidated operations into our Tennessee and Nebraska facilities in our Label Products segment.

•	We streamlined our workforce and eliminated 25 positions in our selling, general and administrative areas. We recognized $1.1 million of severance expense associated with the reduction in workforce.

•	We incurred a tax charge of $4.3 million in the fourth quarter as a result of increasing the valuation reserve on deferred tax assets.

•	We announced to our employees not covered by contractual agreements that we would suspend matching contributions to our defined contribution 401(k) plan.

In addition, in March 2009, we entered into an amendment to our credit facility with Bank of America that, among other things, changed the termination date of the agreement to March 29, 2010 from March 30, 2012, reduced the amount of the revolving credit facility from $28 million to $15 million until June 30, 2009 and $17 million thereafter, increased the interest rate on borrowings to LIBOR plus 335 basis points or prime plus 110 basis points, and limited our annual capital expenditures to $2 million. Pursuant to the amendment, Bank of America waived our non-compliance with the fixed charge coverage ratio and the funded debt to adjusted EBITDA ratio on financial covenants at December 31, 2008, and amended the terms of those covenants for the quarter ending April 3, 2009 and subsequent periods.

During 2007, we had the following developments:

•	We eliminated the position of President of the Coated business during the first quarter of 2007.

•	In May 2007, we renegotiated our credit agreement which provides a revolving credit facility of $28 million and established a $10 million term loan.

•	In May 2007, we commenced a tender offer in which we sought to acquire up to 1,900,000 shares of our common stock at a price of $10.50 per share. The tender offer expired on June 28, 2007 at which time 751,150 shares were tendered at a price of $10.50 per share for an aggregate of $7.9 million.

•	During 2007, we added a net of six representatives to our sales force as we continue to focus on top line growth.

•	In March 2007, the Cerion litigation was favorably concluded. As a result, under the terms of our officers and directors insurance policy, the insurance company refunded the litigation cost that we had previously incurred in the defense of the matter.

•	The Ricoh patent lawsuit filed against the company and other defendants was settled.

Consolidated Results of Operations

The consolidated results of operations should be read in conjunction with the individual segment results.

			2008 vs. 2007
	For the Years Ended December 31,		Dollar	Percent
	2008	2007	Change	Change
		(In millions)

Net sales
Label Products	$105.1	$115.5	$(10.4)	(9.0)
Specialty Paper Products	162.3	160.3	2.0	1.2
Other	4.4	4.1	.3	7.3
Eliminating	(6.9)	(7.1)	.2	2.8

Consolidated net sales	264.9	272.8	(7.9)	(2.9)
Gross margin
Label Products	13.3	21.0	(7.7)	(36.7)
Specialty Paper Products	25.3	26.5	(1.2)	(4.5)
Other	.8	.7	.1	14.3

Consolidated gross margin	39.4	48.2	(8.8)	(18.3)
Gross margin %	14.9%	17.7%	—	—
Selling and distribution expenses	25.9	24.1	1.8	7.5
General and administrative expenses	14.9	17.0	(2.1)	(12.4)
Research and development expenses	.7	.8	(.1)	(12.5)
Other income	(1.0)	(1.2)	.2	16.7
Impairment of goodwill	14.1	—	14.1	100.0
Loss from equity investments	.2	.2	—	—
Interest expense, net	1.0	.9	.1	11.1
Income (loss) from continuing operations before income taxes	(16.4)	6.5	(22.9)	(352.3)
Income from discontinued operations, net of taxes	—	.3	(.3)	(100.0)
Net income (loss)	$(19.8)	$4.1	$(23.9)	(582.9)

Our net sales decreased $7.9 million to $264.9 million in 2008, from $272.8 million in 2007.

•	The decrease from 2007 to 2008 was primarily due to a $10.4 million decrease in sales in our Label Products segment partially offset by a $2.0 million increase in sales in our Specialty Paper Products segment.

•	Net sales for both of our business segments are discussed in detail under “Results of Operations by Operating Segment.”

Our gross margin was $39.4 million in 2008 compared to $48.2 million in 2007. Our gross margin percentage decreased to 14.9 percent in 2008 from 17.7 percent in 2007.

•	The margin percent in 2008 compared to 2007 decreased in both of our operating segments. The decreases were primarily attributable to lower sales volume in our Label Products segment, the cost of closing our Florida label facility and the integration of the Florida manufacturing into our Tennessee and Nebraska label facilities, unfavorable sales mix and higher manufacturing costs in both of our operating segments.

•	Gross margin changes for both of our business segments are discussed in detail under “Results of Operations by Operating Segment.”

Selling and distribution expenses increased to $25.9 million in 2008 from $24.1 million in 2007. As a percent of sales, selling and distribution expenses increased to 9.8 percent in 2008 from 8.8 percent in 2007.

•	The $1.8 million increase was due to an increase in distribution expenses of $1.9 million partially offset by a decrease in selling expenses of $.1 million. Distribution expenses increased primarily due to severance related to the closure of distribution facilities and the change in our New Jersey facility from a manufacturing facility to a distribution facility in January 2008, the subsequent closure of the New Jersey distribution facility in July 2008 and the subsequent buyout of our Cranbury, New Jersey lease in December 2008 within our Specialty Paper Products segment. Selling expenses decreased primarily due to lower personnel costs as a result of reductions in workforce.

General and administrative expenses decreased $2.1 million to $14.9 million in 2008 from $17.0 million in 2007. As a percent of sales, general and administrative expenses were 5.6 percent in 2008 from 6.2 percent in 2007.

•	The decrease in general and administrative expenses in 2008 from 2007 was primarily due to lower management incentive cost, as well as reduced legal and pension expenses partially offset by severance charges related to a reduction in workforce and higher stock compensation expenses.

Research and development expenses decreased to $.7 million in 2008 from $.8 million in 2007. As a percent of sales, research and development expenses remained unchanged at 0.3 percent.

Other income decreased $.2 million to $1.0 million in 2008 from $1.2 million in 2007.

•	Other income in 2008 includes amortization of the deferred gain from the sale of New Hampshire real estate in 2006 and royalty income related to the 2006 sale of toner formulations.

Loss from equity investments remained unchanged at $.2 million for 2008 and 2007. The losses related to our investment in Tec Print, LLC.

The current business climate related to the ongoing economic crisis and our reliance on retail sales, banking activity and construction activity within our Specialty Paper Products business caused us to re-evaluate our current projections as well as expected market multiples during the third quarter. As a result, we performed an interim impairment test as of September 26, 2008, using a discounted cash flow model. Based on our assessment, we determined that the fair value of the reporting unit did not exceed the carrying value and therefore an impairment was necessary. The net book value of the reporting unit exceeded the fair value of the business and, after performing step 2 of the evaluation, we have recorded the entire amount of $14.1 million as an impairment charge in 2008.

Net interest expense increased $.1 million to $1.0 million in 2008 from $.9 million in 2007. Our weighted average annual interest rate on long-term debt was 3.8 percent in 2008 compared to 5.5 percent in 2007. Our average balance on long-term debt decreased to $12.3 million in 2008.

•	The $.1 million increase in net interest expense was due to a $.2 million increase in expense related to the change in the fair value of our interest rate swap and a $.1 million decrease in interest income partially offset by a $.2 million decrease in interest expense. The decrease in interest expense is the result of a reduction in debt as well as lower interest rates which also resulted in lower interest income. Our interest rate swap is discussed in detail under “Liquidity, Capital Resources and Financial Condition.”

Our loss from continuing operations before income taxes was $16.4 million in 2008 compared to income of $6.5 million in 2007.

•	The change in our pre-tax income from 2007 to 2008 was primarily due to the $14.1 million expense for the impairment of goodwill in our Specialty Paper Products segment in addition to charges related to the closure of our Florida facility in our Label Products segment, charges related to closure of our Cranbury, New Jersey facility and severance charges related to a reduction in workforce.

Our annual effective income tax rate from continuing operations was an expense of 20.5 percent in 2008 due to the impact of the goodwill impairment charge, state taxes and the valuation allowance on deferred tax assets. In the fourth quarter of 2008, we recorded a valuation allowance in the amount of $4.3 million due to the uncertainty surrounding the recovery of our deferred tax assets over the next several years. The annual effective income tax rate from continuing operations for 2007 was 40.6 percent which is higher than the U.S. statutory rate of 35 percent due to the impact of state taxes (4.8%) and an increase in the valuation reserve (3.0%) partially reduced by the impact of other non-deductible and deductible items (2.2%).

Our loss from continuing operations, net of income taxes, for 2008 was $19.8 million, or $3.65 per share, compared to income of $3.9 million, or $0.67 per share, for 2007.

Income from discontinued operations, net of taxes, for 2007 was $.3 million, or $0.05 per share. The results of our discontinued operations for 2007 represent the reimbursement of our legal fees related to the Cerion litigation which was dismissed by the courts.

Our net loss for 2008 was $19.8 million, or $3.65 per share, compared to net income of $4.1 million, or $0.72 per share, for 2007.

Results of Operations by Operating Segment

Label Products Segment

			Dollar	Percent
	For the Years Ended		Change	Change
	December 31,		2008 vs.	2008 vs.
	2008	2007	2007	2007
		(In millions)

Net sales	$105.1	$115.5	$(10.4)	(9.0)
Gross margin	13.3	21.0	(7.7)	(36.7)
Gross margin %	12.7%	18.2%	—	—

Net sales for our Label Products segment decreased to $105.1 million in 2008, from $115.5 million in 2007.

•	The $10.4 million, or 9.0 percent, decrease in net sales in 2008 compared to 2007 resulted primarily from an $8.9 million decrease in our automatic identification product line, a $2.0 million decrease in our supermarket scale product line and a $1.6 million decrease in our EDP product line. The decreases were partially offset by increases of $.9 million in our ticket product line, $.9 million in our RFID product line, $.2 million in our pharmacy product line and $.1 million in our prime label product line. The decrease in our automatic identification product line was primarily the result of decreased volume from existing customers due to the impact of the economic downturn and the loss of a major customer. The decrease in our supermarket scale product line was mainly the result of lost business. The decrease in our EDP product line resulted primarily from lost business due to our customer’s conversion to alternate label technologies. The increase in our ticket product line was primarily due to increased volume from new and existing customers.

Gross margin for our Label Products segment decreased to $13.3 million in 2008, from $21.0 million in 2007. The gross margin percentage decreased to 12.7 percent in 2008 from 18.2 percent in 2007.

•	The gross margin decrease of $7.7 million in 2008 compared to 2007 was partially due to the lower sales volume and competitive pricing pressure on new business as well as overall increased spending. The gross margin in 2008 was unfavorably impacted by the recognition of a lease liability, severance and other expenses related to the closure of our Jacksonville, Florida facility. In addition to the plant closure cost, we incurred manufacturing inefficiencies due to the transfer of business to our Tennessee and Nebraska manufacturing facilities.

Specialty Paper Products Segment

			Dollar	Percent
	For the Years Ended		Change	Change
	December 31,		2008 vs.	2008 vs.
	2008	2007	2007	2007
		(In millions)

Net sales	$162.3	$160.3	$2.0	1.2
Gross margin	25.3	26.5	(1.2)	(4.5)
Gross margin %	15.6%	16.5%	—	—

Our Specialty Paper Products segment reported net sales of $162.3 million in 2008 compared to net sales of $160.3 million in 2007.

•	The $2.0 million, or 1.2 percent, increase in net sales in 2008 compared to 2007 was primarily due to increased sales of $10.9 million in our thermal point of sale product line mainly due to new business and increased sales to an existing customer. The increased point of sale thermal sales were partially offset by decreases of $2.4 million in our wide-format product line, $1.5 million in our thermal facesheet product line, $1.5 million in our retail product line, $.8 million in our heat seal product line, $.8 million in our financial product line, $.6 million in our core bond product line, $.4 million in our ribbon product line and $.9 million in other miscellaneous product lines. The decrease in our wide-format product line was the result of overall softness in the construction industry. The thermal facesheet and retail product line decreases were primarily the result of lower sales to major customers.

Gross margin for our Specialty Paper Products segment decreased to $25.3 million in 2008 compared to $26.5 million in 2007. The gross margin percentage decreased to 15.6 percent in 2008 compared to 16.5 percent in 2007.

•	The gross margin percentage decrease in 2008 compared to 2007 was due primarily to raw material price increases in our thermal facesheet product line, higher sales volume at lower selling prices partially offset by savings associated with the transformation of our Cranbury, New Jersey facility from manufacturing to distribution.

Discontinued Operations

Discontinued operations includes the reimbursement of legal cost of $500,000 ($289,000 net of taxes) paid related to the Cerion litigation which was concluded in the quarter ended March 30, 2007.

Our asset balance related to discontinued operations included in our Consolidated Balance Sheets as of December 31, 2008 and 2007 was $1.5 million which was included in other assets and consists primarily of our 37.1 percent interest in the Cerion Technologies Liquidating Trust, a trust established pursuant to the liquidation of Cerion Technologies Inc., formerly a publicly held company. Cerion ceased operations during the fourth quarter of 1998 and will liquidate upon resolution of legal matters.

Liquidity, Capital Resources and Financial Condition

Our primary sources of liquidity are cash flow provided by operations and our revolving credit facility with Bank of America. Our cash flows from continuing and discontinued operations are combined in our Consolidated Statements of Cash Flows. Our future cash flows from discontinued operations are not expected to have a material affect on future liquidity and capital resources. Set forth below is a summary of our cash activity for the years ended December 31, 2008 and 2007:

	For the Year Ended December 31
Cash Provided by (Used in):	2008	2007
	(In millions)

Operating activities	$(1.5)	$7.9
Investing activities	(1.8)	(1.5)
Financing activities	(2.5)	.7

Increase (decrease) in cash and cash equivalents	$(5.8)	$7.1

Cash used in and provided by operating activities

Cash used in operations of $1.5 million in 2008 was primarily the result of our net loss of $19.8 million, the contribution to our pension plans of $4.9 million, an increase in inventories of $1.8 million and a decrease in accounts payable of $2.5 million, which more than offset a decrease in accounts receivable of $1.9 million, and an increase in other long-term liabilities of $1.6 million. We had significant non-cash charges impacting our net loss including a $14.1 million impairment of goodwill, a decrease in deferred tax assets of $4.8 million, depreciation and amortization of $4.4 million and stock-based compensation expense of $.9 million. The increase in our inventory balance was primarily in our Label Products segment related to the shutdown of our Florida facility and the associated inventory build in order to manage customer needs. The decrease in our accounts payable was primarily related to the timing of cash payments in both of our segments while the decrease in accounts receivable was primarily in our Label Products segment related to a decrease in net revenues in the fourth quarter of 2008 when compared to the fourth quarter of 2007. The decrease in our deferred tax assets in 2008 was primarily the result of an increase to our valuation reserve on the tax assets.

Cash flow from operations of $7.9 million in 2007 was generated primarily by our net income as adjusted for depreciation and amortization combined with a decrease in inventory balances which were partially offset by a contribution to our pension plans and a decrease in accounts payable. The decrease in our inventory balance was primarily in our Specialty Paper Products segment.

Cash used in investing activities

During 2008, cash used in investing activities of $1.8 million was primarily the result of investment in plant and equipment of $1.7 million and a $.1 million equity investment in Tec Print LLC. Capital expenditures for 2009 are expected to be in the range between $1.0 million and $2.0 million. Funding of the projected capital expenditures is expected to be provided by operating cash flows and our revolving credit facility.

During 2007, cash used in investing activities of $1.5 million was primarily the result of investment in plant and equipment of $1.3 million and a $.2 million equity investment in Tec Print LLC.

Cash used in and provided by financing activities

Cash used in financing activities of $2.5 million includes the principal repayments on the term portion of our long-term debt of $1.8 million, which is described in detail below, and $.7 million related to the repurchase of shares of our common stock as part of the 2008 stock repurchase program.

Cash provided by financing activities of $.7 million in 2007 includes $10 million proceeds from our second amended and restated credit agreement, $.6 million proceeds from shares exercised under stock option plans and $1.0 million received as repayment of a loan from a related party, offset by a payment of $7.9 million for the repurchase of shares as part of our tender offer, $.3 million in payments made for expenses related to the tender offer, a $2.0 million repayment on the revolving portion of our long-term debt and $.8 million related to our repurchase of shares of our common stock as part of our 2006 repurchase program.

On May 23, 2007, we entered into a Second Amended and Restated Credit Agreement with LaSalle Bank National Association, which was subsequently merged with Bank of America, and the lenders party thereto

(the “Restated Credit Agreement”) to amend and restate in its entirety our Amended and Restated Credit Agreement, dated March 30, 2006, as amended (the “Original Credit Agreement”). The Restated Credit Agreement extended the term of the credit facility under the Original Credit Agreement to March 30, 2012 (unless earlier terminated in accordance with its terms) and provided for a revolving credit facility of $28 million, including a $5 million sublimit for the issuance of letters of credit and a $2,841,425 secured letter of credit that will continue to support Industrial Development Revenue Bonds issued by the Industrial Development Board of the City of Jefferson City, Tennessee. In addition, the Restated Credit Agreement established a term loan of $10 million. The term loan was payable in quarterly installments of $625,000 beginning June 30, 2008. The revolving credit facility is subject to reduction upon the occurrence of a mandatory prepayment event (as defined in the Restated Credit Agreement). We are obligated to make prepayments of the term loan periodically and upon the occurrence of certain specified events. The Restated Credit Agreement also adjusted our requirement to maintain fixed charge coverage ratio to be not less than 1.50 to 1.00. All other terms of the Original Agreement remained substantially the same.

The interest rate on loans outstanding under the Restated Credit Agreement was based on the total debt to adjusted EBITDA ratio and was, at our option, either (1) a range from zero to .25 percent over the base rate (prime) or (2) a range from 1.25 percent to 2 percent over LIBOR. We are also subject to a non-use fee for any unutilized portion of the revolving credit facility under the Restated Credit Agreement.

For the years ended December 31, 2008 and December 31, 2007, the weighted average annual interest rate on our long-term debt was 3.8 percent and 5.5 percent, respectively. We had $24.8 million of available borrowing capacity at December 31, 2008 under our revolving loan commitment. We had $3.2 million of obligations under standby letters of credit with the banks which are included in our bank debt when calculating our borrowing capacity.

Furthermore, without prior consent of our lenders, the Restated Credit Agreement limited, among other things, annual capital expenditures to $8.0 million, the incurrence of additional debt and restricts the sale of certain assets and merger or acquisition activities. We may use cash for dividends or the repurchase of shares to the extent that the availability under the line of credit exceeds $3.0 million.

As noted in the following table, we were not in compliance with the fixed charge coverage ratio and the funded debt to adjusted EBITDA ratio financial covenants at December 31, 2008 under the Restated Credit Agreement.

	Requirement	Ratio at
	at December 31,	December 31,
Covenant	2008	2008

• Maintain a fixed charge coverage ratio	Not less than 1.5 to 1.0	1.1 to 1.0
• Maintain a funded debt to adjusted EBITDA ratio	Less than 2.5 to 1.0	2.6 to 1.0

In February 2009, we paid down the term loan under the Restated Credit Agreement with cash on hand and use of the revolving credit facility. On March 30, 2009, we entered into an Amendment Agreement to our Second Amended and Restated Credit Agreement (the “Amended Credit Agreement”) with Bank of America, N.A., to waive our non-compliance with the fixed charge coverage ratio and the funded debt to adjusted EBITDA ratio financial covenants at December 31, 2008. In addition, pursuant to the Amended Credit Agreement:

•	the termination date is changed from March 30, 2012 to March 29, 2010;

•	advances under the revolving credit facility are limited to 75 percent of eligible accounts receivable and 40 percent of eligible inventory, and eligible inventory is limited to $6 million;

•	the revolving credit facility is decreased from $28 million to $15 million until June 30, 2009, when it will increase to $17 million;

•	the interest rate on borrowings is increased to LIBOR plus 335 basis points or prime plus 110 basis points;

•	the fee for the unused line of credit is 75 basis points;

•	annual capital expenditures are limited to $2 million; and

•	equipment and fixtures are added to the collateral securing the loan.

In addition, the terms of the Amended Credit Agreement adjusted the fixed charge coverage ratio financial covenant to 1.1 to 1.0 for the rolling twelve months ended April 3, 2009 and 1.2 to 1.0 for the rolling twelve months ended June 30, 2009. The maximum fixed charge coverage ratio returns to 1.5 to 1.0 for each quarterly measurement period through the end of the agreement. Under the Restated Credit Agreement, our funded debt to adjusted EBITDA ratio for the period ended April 3, 2009 and thereafter is to be less than 2.25 to 1.0.

Pursuant to the Amended Credit Agreement, at December 31, 2008 our minimum payment obligations relating to long-term debt are as follows:

	2009	2024	Total

Term portion of long-term debt	$8,125	$—	$8,125
Industrial revenue bond	—	2,800	2,800

	$8,125	$2,800	$10,925

We had borrowings of $8.1 million under a term loan and $2.8 million under our IRB loan outstanding at December 31, 2008. On February 9, 2009, we borrowed $4.6 million under our revolving line of credit with Bank of America and used cash of $3.5 million to pay down the term loan in its entirety.

We have presented the $8.1 million term loan as current at December 31, 2008 since the amount was refinanced using cash generated from current assets at December 31, 2008 and borrowings under the revolving line of credit.

On March 26, 2009, our borrowings were $3.6 million under the revolving line of credit and $2.8 million on the IRB note.

We had $27.4 million of working capital at December 31, 2008. We believe that our working capital amounts at December 31, 2008, along with cash expected to be generated from operating activities as well as borrowings available under the revolving line of credit, are adequate to allow us to meet our obligations during 2009. In the event our results of operations do not meet forecasted results and therefore impact financial covenants with our lender, we believe there are alternative forms of financing available to us. There can be no assurance, however, that such financing will be available on conditions acceptable to us. In the event such financing is not available to us, we believe we can effectively manage operating and financial obligations by adjusting the timing of working capital components.

We use derivative financial instruments to reduce our exposure to market risk resulting from fluctuations in interest rates. During the first quarter of 2006, we entered into an interest rate swap, with a notional debt value of $10.0 million, which expires in 2011. During the term of the agreement, we have a fixed interest rate of 4.82 percent on the notional amount and Bank of America, as counterparty to the agreement, paid us interest at a floating rate based on LIBOR on the notional amount. Interest payments are made quarterly on a net settlement basis.

This derivative does not qualify for hedge accounting, therefore, changes in fair value of the hedge instrument are recognized in earnings. We recognized a $.5 million mark-to-market expense in 2008 and a $.3 million mark-to-market expense in 2007, both related to the change in fair value of the derivative. The fair market value of the derivative resulted in liabilities of $.7 million at December 31, 2008 and $.3 million at December 31, 2007, which were determined based on current interest rates and expected trends.

We have net deferred tax assets of $6.2 million on our Consolidated Balance Sheets at December 31, 2008. During 2008, we decreased deferred tax assets by $4.8 million primarily due to a $4.3 million increase in our valuation allowance on deferred taxes. The increase in our valuation allowance relates primarily to the uncertainty of the utilization of our deferred tax assets including federal tax credits, state net operating losses and credits and other tax assets. We expect the $6.2 million tax assets to be fully utilized in the future based on our expectations of future taxable income. We expect future cash expenditures to be less than taxes provided in the financial statements.

As referenced in Note 11 to our Consolidated Financial Statements, we maintain defined benefit pension plans. We made a cash contribution of $4.9 million to our pension plans in 2008. We intend to contribute at least $2.9 million to our pension plans in 2009.

The 2008 cash payment for the Supplemental Executive Retirement Plan was $.3 million. For 2009, the estimated payments to retirees are $.3 million. The 2008 cash payments for postretirement benefits were $.1 million. For 2009, the estimated cash payments are expected to be $.1 million.

During the fourth quarter of 2008, our Board of Directors authorized the repurchase of up to 1,000,000 shares of our common stock from time to time on the open market or in privately negotiated transactions. During 2008, we repurchased and retired 135,544 shares totaling $.7 million.

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

On May 29, 2007, we commenced a tender offer in which we sought to acquire up to 1,900,000 shares of our common stock at a price of $10.50 per share. The tender offer expired on June 28, 2007 at which time 751,150 shares were tendered at a price of $10.50 per share. During the third quarter of 2007, we settled the obligation of the tender offer and paid $7.9 million for the tendered shares. Transaction fees of $.3 million were paid during 2007 and recorded as a reduction to retained earnings. The transaction fees included the dealer manager, information agent, depositary, legal and other fees.

We have operating leases primarily for office, warehouse and manufacturing space, and electronic data processing and transportation equipment.

Our liquidity is affected by many factors, some based on the normal operations of our business and others related to the uncertainties of the industry such as overcapacity, raw material pricing pressures and global economies. Although our cash requirements could fluctuate based on the timing of these factors, we believe that our current cash position, cash flows from operations and amounts available under our revolving line of credit are sufficient to fund our cash requirements for at least the next twelve months.

Litigation and Other Matters

Environmental

We are involved in certain environmental matters and have been designated by the Environmental Protection Agency, referred to as the EPA, as a potentially responsible party for certain hazardous waste sites. In addition, we have been notified by certain state environmental agencies that some of our sites not addressed by the EPA require remedial action. These sites are in various stages of investigation and remediation. Due to the unique physical characteristics of each site, the technology employed, the extended timeframes of each remediation, the interpretation of applicable laws and regulations and the financial viability of other potential participants, our ultimate cost of remediation is difficult to estimate. Accordingly, estimates could either increase or decrease in the future due to changes in such factors. At December 31, 2008, based on the facts currently known and our prior experience with these matters, we have concluded that it is probable that site assessment, remediation and monitoring costs will be incurred. We have estimated a range for these costs of $.6 million to $.9 million for continuing operations. These estimates could increase if other potentially responsible parties or our insurance carriers are unable or unwilling to bear their allocated share and cannot be compelled to do so. At December 31, 2008, our accrual balance relating to environmental matters was $.7 million for continuing operations. Based on information currently available, we believe that it is probable that the major potentially responsible parties will fully pay the costs apportioned to them. We believe that our remediation expense is not likely to have a material adverse effect on our consolidated financial position or results of operations.

State Street Bank and Trust

On October 24, 2007, the Nashua Pension Plan Committee filed a Class Action Complaint with the United States District Court for the District of Massachusetts against State Street Bank and Trust, State Street Global Advisors, Inc. and John Does 1-20. On January 14, 2008, the Nashua Pension Plan Committee filed a revised Complaint with the United States District Court for the District of New York against the same defendants. The Complaint alleges that the defendants violated their obligations as fiduciaries under ERISA.

On February 7, 2008, the Court consolidated our action with other pending ERISA actions and appointed the Nashua Pension Plan Committee as one of the lead plaintiffs in the consolidated action. On August 22, 2008, the lead plaintiffs filed a consolidated amended complaint. On October 17, 2008, the defendants filed their answer and included a counterclaim against trustees of the named plaintiff plans, including the trustees of Nashua’s Pension Plan Committee, asserting that to the extent State Street is liable to the plans, the trustees are liable to State Street for contribution and/or indemnification in the amount of any payment by State Street in excess of State Street’s share of liability. On December 22, 2008, State Street filed an amended counterclaim against the trustees maintaining their allegations concerning contribution/indemnification and adding a claim for breach of fiduciary duty. On March 3, 2009, the trustees filed a motion to dismiss the counterclaim. We believe the counterclaim is without merit and the trustees intend to vigorously defend against the counterclaim. Discovery commenced in March 2008 and is ongoing.

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

Accounts Receivable — Allowance for Doubtful Accounts

We evaluate the collectibility of our accounts receivable based on a combination of factors. In circumstances where we become aware of a specific customer’s inability to meet its financial obligations to us, such as a bankruptcy filing or a substantial downgrading of a customer’s credit rating, we record a specific reserve to reduce our net receivable to the amount we reasonably expect to collect. We also record reserves for bad debts based on the length of time our receivables are past due, the payment history of our individual customers and the current financial condition of our customers based on obtainable data and historical payment and loss trends. After management’s review of accounts receivable, we increased the allowance for doubtful accounts to $.5 million at December 31, 2008 from $.3 million at December 31, 2007. Uncertainties affecting our estimates include future industry and economic trends and the related impact on the financial condition of our customers, as well as the ability of our customers to generate cash flows sufficient to pay us amounts due. If circumstances change, such as higher than expected defaults or an unexpected material adverse change in a customer’s ability to meet its financial obligations to us, our estimates of the recoverability of the receivables due us could be either reduced or increased by a material amount.

Inventories — Slow Moving and Obsolescence

We estimate and reserve amounts related to slow moving and obsolete inventories that result from changing market conditions and the manufacture of excess quantities of inventory. We develop our estimates based on the quantity and quality of individual classes of inventory compared to historical and projected sales trends. Inventory values at December 31, 2008 have been reduced by a reserve of $1.1 million, based on our assessment of the probable exposure related to excess and obsolete inventories. Our estimated reserve was $.9 million at December 31, 2007. Major uncertainties in our estimation process include future industry and economic trends, future needs of our customers, our ability to retain or replace our customer base and other competitive changes in the marketplace. Significant changes in any of the uncertainties used in estimating the loss exposure could result in a materially different net realizable value for our inventory.

Goodwill and Amortizable Intangible Assets

As of December 31, 2008, we had $17.4 million of recorded goodwill. Effective January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, or FAS 142. Goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment. Given the economic environment as it impacted our business, we performed an impairment test during the third quarter ended September 26, 2008. As a result, we recognized a goodwill impairment charge of $14.1 million related to our Specialty Paper Products segment. We concluded there was no impairment to any other assets related to the business. There was no impairment related to our Label Products segment. Additionally, we have performed the annual impairment test required by FAS 142 for the Label Products segment and have concluded that no further impairment existed as of November 3, 2008. We computed the fair value of our reporting units based on a discounted cash flow model and compared the result to the book value of each unit. The fair value exceeded book value for the Label Products segment as of our valuation date of November 3, 2008. Significant estimates included in our valuation included certain assumptions including future business results, discount rate and terminal values. These future operating results are dependent on increasing sales volumes, which will have an impact on our gross margin due to available capacity at our plants. These future operating results will be impacted by the results of an investment in our sales force as well as managing our cost structure. Changes in our estimated future operating results, discount rate or terminal values could significantly impact our carrying value of goodwill and require further impairment charges.

As of December 31, 2008, we had $.3 million of intangibles, net of amortization.

Pension and Other Postretirement Benefits

The most significant elements in determining our pension income or expense are mortality tables, the expected return on plan assets and the discount rate. We assumed an expected long-term rate of return on plan assets of 8.0 percent for the year ended December 31, 2008 and 8.5 percent for the year ended December 31, 2007. The assumed long-term rate of return on assets is applied to a calculated value of plan assets, which recognizes changes in the fair value of plan assets in a systematic manner over five years. This produces the expected return on plan assets that is included in the determination of our pension income or expense. The difference between this expected return and the actual return on plan assets is partially deferred. The net deferral of past asset gains or losses affects the calculated value of plan assets and, ultimately, our future pension income or expense. Should our long-term return on plan assets either fall below or increase above 8.0 percent, our future pension expense would either increase or decrease.

Each year we determine the discount rate to be used to discount plan liabilities which reflects the current rate at which our pension liabilities could be effectively settled. The discount rate that we utilize for determining future benefit obligations is based on a review of long-term bonds, including published indices, which receive one of the two highest ratings given by recognized ratings agencies. We also prepare an analysis comparing the duration of our pension obligations to spot rates originating from a highly rated index to further support our discount rate. For the year ended December 31, 2007, we used a discount rate of 6.25 percent. This rate was used to determine fiscal year 2008 expense. For the year ended December 31, 2008 disclosure purposes, we used a discount rate of 6.0 percent. Should the discount rate either fall below or increase above 6.0 percent, our future pension expense would either increase or decrease accordingly. Our policy is to defer the net effect of changes in actuarial assumptions and experience. As discussed in detail in Note 11 to our Consolidated Financial Statements, we froze benefits under our salaried pension plans effective December 31, 2002, and during 2006 we froze benefits for certain employees under our hourly pension plan in Omaha, Nebraska. In 2007, we froze benefits for certain hourly employees located in New Hampshire.

At December 31, 2008, our consolidated pension liability was $41.4 million compared to a consolidated pension liability of $24.7 million at the end of 2007. We recognized incremental comprehensive loss of $20.5 million (excluding income taxes) for 2008 related to our defined benefit pension plans. We recognized pre-tax pension expense from continuing operations of $1.4 million for the year ended December 31, 2008, compared to $1.6 million in 2007. Future changes in our actuarial assumptions and investment results due to future interest rate trends could have a material adverse effect on our future costs and pension obligations.

At December 31, 2008, our liability for our other postretirement benefits was $.4 million compared to $.5 million at December 31, 2007. We recognized incremental comprehensive income of $.1 million in 2008 related to our other postretirement benefits. We recognized pre-tax income for our other postretirement benefits for continuing operations of $.1 million in 2007.

Assumed health care cost trend rates for us have a significant effect on the amounts reported for our health care plan. Our assumed health care cost trend rate is 10 percent for 2008 and ranges from 10 percent to 5 percent for future years.

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

Compensation expense for the year ended December 31, 2008 for restricted stock awards and restricted stock units was $.9 million and is included in selling, general and administrative expenses. Total compensation related to non-vested awards not yet recognized at December 31, 2008 is $.9 million, which we expect to recognize as compensation expense over the next three years.

Deferred Tax Assets

In July 2006, Financial Accounting Standards Board (FASB) Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, was issued. FIN 48 prescribes a recognition threshold and measurement attribute for tax positions. We adopted FIN 48 at the beginning of fiscal year 2007 with no material impact to our financial position, earnings or cash flows. See Note 6 for related disclosures.

As of December 31, 2008, we had approximately $6.2 million of deferred tax assets. During 2008, we decreased deferred tax assets by $4.8 million, of which $4.3 million was the result of an increase in our valuation allowance for deferred taxes. The remaining decrease related to a lower deferral of our pension and postretirement benefits ($2.5 million) partially offset by other operating temporary tax differences ($1.9 million). We have a valuation allowance of $1.8 million for our state loss carryforwards and credits, $1.5 million for our federal alternative minimum tax credits, plus $10.1 million related to our pension accrual charged to other comprehensive loss and other operating tax differences of $1.0 million. Although realization of our deferred tax assets is not assured, we believe it is more likely than not that all of the net deferred tax asset will be realized.

Significant changes in any of the estimated future taxable income could impair our ability to utilize our deferred tax assets. Additional disclosures relating to income taxes and our deferred tax assets are included in Note 6.

Environmental Reserves

We expense environmental expenditures relating to ongoing operations unless the expenditures extend the life, increase the capacity or improve the safety or efficiency of our property, mitigate or prevent environmental contamination that has yet to occur and improve our property compared with its original condition or are incurred for property held for sale. We record specific reserves related to site assessments, remediation or monitoring when the costs are both probable and the amount can be reasonably estimated. We base estimates on in-house and third-party studies considering current technologies, remediation alternatives and current environmental standards. In addition, if there are other participants and the site is joint and several, the financial stability of other participants is considered in determining our accrual. We believe the probable range for future expenditures is $.6 million to $.9 million and have accrued $.7 million at December 31, 2008.

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

New Accounting Pronouncements

In September 2006, FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (FAS 157). This standard defines fair value, establishes a market-based framework or hierarchy for measuring fair value, and expands disclosures about fair value measurements. FAS 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. FAS 157 does not expand or require any new fair value measures, however, the application of this statement may change current practice. The requirements of FAS 157 are effective for measurements of financial instruments and recurring fair value measurements of non-financial assets and liabilities for our fiscal year beginning January 1, 2008. On January 1, 2009, FAS 157 applies to non-recurring valuations of non-financial assets and liabilities, including those used in measuring impairments of goodwill, other intangible assets and other long-lived assets. It also applies to fair value measurements of non-financial assets acquired and liabilities assumed in business combinations which occur after January 1, 2009.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — including an Amendment of FASB Statement No. 115 (FAS 159). This standard allows an entity to choose to measure certain financial instruments and liabilities at fair value. Subsequent measurements for the financial instruments and liabilities an entity elects to fair value will be recognized in earnings. FAS 159 also established additional disclosure requirements. The requirements of FAS 159 were effective for our fiscal year beginning January 1, 2008. We adopted FAS 159 and elected not to measure any additional financial instruments and other items at fair value. The adoption of FAS 159 had no impact on our financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (FAS 141R). FAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. The standard also establishes disclosure requirements to enable the evaluation for the nature and financial effects of the business combination. The requirements of FAS 141R are effective for our fiscal year beginning January 1, 2009. We do not expect the adoption of this standard to have a significant impact on our financial statements upon adoption.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

Not required.

Item 8.	Financial Statements and Supplementary Data

NASHUA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2008	2007
	(In thousands, except per share data)

Net sales	$264,903	$272,799
Cost of products sold	225,498	224,545

Gross margin	39,405	48,254
Selling and distribution expenses	25,937	24,088
General and administrative expenses	14,857	16,991
Research and development expenses	666	806
Loss from equity investment	192	200
Impairment of goodwill	14,142	—
Interest expense	535	765
Interest income	(98)	(179)
Change in fair value of interest rate swap	538	295
Other income	(958)	(1,196)

Income (loss) from continuing operations before income taxes	(16,406)	6,484
Provision for income taxes	3,358	2,633

Income (loss) from continuing operations	(19,764)	3,851
Income from discontinued operations, net of $211,000 of taxes	—	289

Net income (loss)	$(19,764)	$4,140

Per share amounts:
Income (loss) from continuing operations per common share	$(3.65)	$0.67
Income from discontinued operations per common share	—	0.05

Net income (loss) per common share	$(3.65)	$0.72

Income (loss) from continuing operations per common share-assuming dilution	$(3.65)	$0.66
Income from discontinued operations per common share-assuming dilution	—	0.05

Net income (loss) per common share-assuming dilution	$(3.65)	$0.71

Average shares outstanding:
Common shares	5,414	5,743
Common shares-assuming dilution	5,414	5,817

The accompanying notes are an integral part of these consolidated financial statements.

NASHUA CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
	(In thousands, except share data)

ASSETS
Current assets
Cash and cash equivalents	$1,592	$7,388
Accounts receivable, net	27,469	29,375
Inventories:
Raw materials	8,902	9,079
Work in process	3,329	2,565
Finished goods	9,554	8,354

	21,785	19,998
Other current assets	5,599	2,828

	56,445	59,589
Plant and equipment:
Land	986	986
Buildings and improvements	15,591	16,409
Machinery and equipment	53,181	53,512
Construction in progress	506	189

	70,264	71,096
Accumulated depreciation	(50,110)	(47,805)

	20,154	23,291
Goodwill	17,374	31,516
Intangibles, net of amortization	260	331
Other assets	5,970	12,975

Total assets	$100,203	$127,702

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$11,968	$14,432
Accrued expenses	8,900	9,185
Current portion of long-term debt	8,125	1,875
Current portion of notes payable to related parties	18	31

	29,011	25,523
Long-term debt, less current portion	2,800	10,925
Notes payable to related parties, less current portion	—	18
Other long-term liabilities	46,879	29,728
Commitments and contingencies (see Note 10)
Shareholders’ equity:
Common stock, par value $1.00; authorized 20,000,000 shares; issued and outstanding 5,607,642 shares in 2008 and 5,640,636 shares in 2007	5,608	5,641
Additional paid-in capital	15,076	14,562
Retained earnings	39,705	59,648
Accumulated other comprehensive loss:
Minimum pension liability adjustment, net of tax	(38,876)	(18,343)

	21,513	61,508

Total liabilities and shareholders’ equity	$100,203	$127,702

The accompanying notes are an integral part of these consolidated financial statements.

NASHUA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE LOSS

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive
	Shares	Par Value	Capital	Earnings	Loss	Total
	(In thousands, except share data)

Balance, December 31, 2006	6,344,178	$6,344	$15,998	$61,358	$(14,673)	$69,027
Stock options exercised and related tax benefit	85,150	85	596	—	—	681
Stock-based compensation	—	—	232	—	—	232
Restricted stock issued	148,000	148	(148)	—	—	—
Restricted stock forfeited	(88,673)	(88)	88	—	—	—
Purchase and retirement of treasury shares	(100,300)	(100)	(260)	(445)	—	(805)
Purchase and retirement of treasury shares — tender offer	(751,150)	(751)	(2,009)	(5,405)	—	(8,165)
Other	3,431	3	65	—	—	68
Comprehensive income:
Net income	—	—	—	4,140	—	4,140
Minimum pension liability adjustment, net of tax	—	—	—	—	(3,670)	(3,670)

Comprehensive income	—	—	—	—	—	470

Balance, December 31, 2007	5,640,636	$5,641	$14,562	$59,648	$(18,343)	$61,508
Stock options exercised and related tax benefit	7,550	7	55	—	—	62
Stock-based compensation	—	—	888	—	—	888
Restricted stock issued	118,000	118	(118)			—
Restricted stock forfeited	(23,000)	(23)	23	—	—	—
Purchase and retirement of treasury shares	(135,544)	(135)	(334)	(179)	—	(648)
Comprehensive loss:
Net loss	—	—	—	(19,764)	—	(19,764)
Minimum pension liability adjustment, net of tax	—	—	—	—	(20,533)	(20,533)

Comprehensive loss	—	—	—	—	—	(40,297)

Balance, December 31, 2008	5,607,642	$5,608	$15,076	$39,705	$(38,876)	$21,513

The accompanying notes are an integral part of these consolidated financial statements.

NASHUA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2008	2007
	(In thousands)

Cash Flows from Operating Activities
Net income (loss)	$(19,764)	$4,140
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	4,445	4,608
Amortization of deferred gain	(674)	(674)
Change in fair value of interest rate swap	538	295
Impairment of goodwill	14,142	—
Deferred income taxes	4,818	1,309
Stock based compensation	888	261
Excess tax benefit from exercised stock based compensation	(14)	(125)
Loss on sale/disposal of fixed assets	411	65
Equity in loss from unconsolidated joint venture	192	200
Contributions to pension plans (see Note 11)	(4,888)	(5,339)
Change in operating assets and liabilities, net of effects from acquisition of businesses:
Accounts receivable	1,906	95
Inventories	(1,787)	3,766
Other assets	(633)	(315)
Accounts payable	(2,464)	(2,188)
Accrued expenses	(285)	546
Other long-term liabilities	1,642	1,202

Cash provided by (used in) operating activities	(1,527)	7,846
Cash Flows from Investing Activities
Investment in plant and equipment	(1,648)	(1,346)
Investment in unconsolidated joint venture	(129)	(146)
Proceeds from sale of plant and equipment	—	6

Cash used in investing activities	(1,777)	(1,486)
Cash Flows from Financing Activities
Net repayments on revolving portion of long-term debt	—	(1,950)
Net repayments on term portion of long-term debt	(1,875)	—
Principal repayment on note payable to related parties	(31)	(71)
Proceeds from repayment on loan to related party	—	1,049
Proceeds from refinancing	—	10,000
Proceeds from shares exercised under stock option plans	48	556
Excess tax benefit from exercised stock based compensation	14	125
Purchase and retirement of treasury shares	(648)	(805)
Purchase and retirement of treasury shares — tender offer	—	(8,165)

Cash provided by (used in) financing activities	(2,492)	739

Increase (decrease) in cash and cash equivalents	(5,796)	7,099
Cash and cash equivalents at beginning of year	7,388	289

Cash and cash equivalents at end of year	$1,592	$7,388

Supplemental Disclosures of Cash Flow Information
Interest paid	$445	$959

Income taxes paid, net	$61	$1,952

The accompanying notes are an integral part of these consolidated financial statements.

NASHUA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2008 and 2007

Note 1:	Summary of Significant Accounting Policies

Description of the Company

Nashua Corporation is a manufacturer, converter and marketer of labels and specialty papers. Our primary products include thermal and other coated papers, wide-format papers, pressure-sensitive labels and tags, and transaction and financial receipts.

Segment and Related Information

We have two segments as discussed in detail in Note 12:

(1) Label Products

(2) Specialty Paper Products

Basis of Consolidation

Our Consolidated Financial Statements include the accounts of Nashua Corporation and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

Use of Estimates

The preparation of our Consolidated Financial Statements, in accordance with U.S. GAAP, requires us to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Significant estimates include allowances for obsolete inventory and uncollectible receivables, environmental obligations, pension and other postretirement benefits, valuation allowances for deferred tax assets, future cash flows associated with assets and useful lives for depreciation and amortization. Actual results could differ from our estimates.

Cash Equivalents

We consider all highly liquid investment instruments purchased with a maturity of three months or less to be cash equivalents.

Accounts Receivable

We evaluate the collectibility of our accounts receivable based on a combination of factors. In circumstances where we become aware of a specific customer’s inability to meet its financial obligations to us, such as a bankruptcy filing or a substantial downgrading of a customer’s credit rating, we record a specific reserve to reduce our net receivable to the amount we reasonably expect to collect. We also record reserves for bad debts based on the length of time our receivables are past due, the payment history of our individual customers and the current financial condition of our customers based on obtainable data and historical payment and loss trends. After management’s review of accounts receivable, we increased the allowance for doubtful accounts to $.5 million at December 31, 2008 from $.3 million at December 31, 2007. Uncertainties affecting our estimates include future industry and economic trends and the related impact on the financial condition of our customers, as well as the ability of our customers to generate cash flows sufficient to pay us amounts due. If circumstances change, such as higher than expected defaults or an unexpected material adverse change in a customer’s ability to meet its financial obligations to us, our estimates of the recoverability of the receivables due us could be either reduced or increased by a material amount.

NASHUA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Inventories

Our inventories are carried at the lower of cost or market. Cost is determined by the first-in, first-out, or commonly known as FIFO, method for approximately 77 percent of our inventories at December 31, 2008 and 2007, and by the last-in, first-out, or commonly known as LIFO, method for the balance. If the FIFO method had been used to cost all inventories, the balances would have been approximately $2.0 million higher for December 31, 2008 and $1.8 million higher for December 31, 2007.

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

Depreciation expense was $4.4 million for 2008 and $4.4 million for 2007. Depreciation expense includes amortization of assets recorded under capital leases. For financial reporting purposes, we compute depreciation expense using the straight-line method over the following estimated useful lives:

Buildings and improvements	5 — 40 years
Machinery and equipment	3 — 20 years

We review the value of our plant and equipment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

Goodwill and Intangible Assets

Goodwill represents the excess of the cost of acquired businesses over the fair value of identifiable net assets acquired. For the purposes of performing the required impairment tests, a present value (discounted cash flow) method was used to determine fair value of the reporting units. We perform our annual impairment test in the fourth quarter of each year. We performed an interim impairment test in the third quarter of 2008, as described in more detail in Note 3.

Intangible assets have determinable useful lives between 5 and 15 years. We review intangible assets for impairment when events or changes in circumstances indicate that the carrying value may not be recoverable. When indicators of impairment are present, we evaluate the carrying value of the intangible asset in relation to its operating performance and future undiscounted cash flows. If the asset’s carrying value is not recoverable, an impairment loss is recorded to write down the asset to its fair value.

Stock-Based Compensation

At December 31, 2008 we had five stock compensation plans, which are described more fully in Note 8. Effective January 1, 2006, we account for stock-based compensation in accordance with the fair value recognition provision of statement of Financial Accounting Standard No. 123 (revised 2004), Share-Based Payment, or FAS 123R, using the modified-prospective method. We use the Monte Carlo Simulation, which requires the input of subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them, the estimated volatility of our common stock price over the expected term and the number of options that will ultimately not complete their vesting requirements. Changes in the subjective assumptions can materially affect the estimate of fair value stock-based compensation, and consequently, the related amount recognized on the Consolidated Statements of Operations.

Compensation expense for the year ended December 31, 2008 for restricted stock awards and restricted stock units was $.9 million compared to expense for restricted stock awards of $.2 million in 2007 and is

NASHUA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

included in selling, general and administrative expenses. Total compensation related to non-vested awards not yet recognized at December 31, 2008 is $.9 million, which we expect to recognize as compensation expense over the next three years.

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

Shipping Costs

We classify third-party shipping costs as a component of selling and distribution expenses in our Consolidated Statement of Operations. Third-party shipping costs totaled $11.7 million for the year ended December 31, 2008 and $11.2 million for the year ended December 31, 2007.

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

NASHUA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

valuation allowance to the deferred tax assets would be established in the period such determination was made.

In accordance with Financial Accounting Standards Board Interpretation 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (FIN 48), our policy is to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. At December 31, 2008, we believe we have appropriately accounted for any unrecognized tax benefits. To the extent we prevail in matters for which a liability for an unrecognized tax benefit is established or is required to pay amounts in excess of the liability, our effective tax rate in a given financial statement period may be affected.

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

Concentrations of Labor

We had 659 full-time employees at February 6, 2009. Approximately 200 of our employees are members of one of several unions, principally the United Steelworkers of America. The agreements have initial durations of three to six years and expire on April 5, 2009, March 7, 2011 or March 31, 2012. We believe our employee relations are satisfactory.

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

NASHUA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (FAS 157). This standard defines fair value, establishes a market-based framework or hierarchy for measuring fair value, and expands disclosures about fair value measurements. FAS 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. FAS 157 does not expand or require any new fair value measures, however, the application of this statement may change current practice. The requirements of FAS 157 are effective for measurements of financial instruments and recurring fair value measurements of non-financial assets and liabilities for our fiscal year beginning January 1, 2008. On January 1, 2009, FAS 157 applies to non-recurring valuations of non-financial assets and liabilities, including those used in measuring impairments of goodwill, other intangible assets and other long-lived assets. It also applies to fair value measurements of non-financial assets acquired and liabilities assumed in business combinations which occur after January 1, 2009. We are in the process of evaluating these deferred provisions of FAS 157 on our 2009 financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — including an Amendment of FASB Statement No. 115 (FAS 159). This standard allows an entity to choose to measure certain financial instruments and liabilities at fair value. Subsequent measurements for the financial instruments and liabilities an entity elects to fair value will be recognized in earnings. FAS 159 also established additional disclosure requirements. The requirements of FAS 159 were effective for our fiscal year beginning January 1, 2008. We adopted FAS 159 and elected not to measure any additional financial instruments and other items at fair value. The adoption of FAS 159 had no impact on our financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (FAS 141R). FAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. The standard also establishes disclosure requirements to enable the evaluation for the nature and financial effects of the business combination. The requirements of FAS 141R are effective for our fiscal year beginning January 1, 2009. We do not expect the impact of adopting FAS 141R to have a significant impact on our financial statements upon adoption.

Note 2:	Discontinued Operations

Discontinued operations includes the reimbursement of legal cost of $500,000 ($289,000 net of taxes) paid related to the Cerion litigation which was concluded in the quarter ended March 30, 2007.

Our asset balance related to discontinued operations included in our Consolidated Balance Sheets as of December 31, 2008 and 2007 was $1.5 million which was included in other assets and consists primarily of our 37.1 percent interest in the Cerion Technologies Liquidating Trust, a trust established pursuant to the liquidation of Cerion Technologies Inc., formerly a publicly held company. Cerion ceased operations during the fourth quarter of 1998 and will liquidate upon resolution of legal matters.

NASHUA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3:	Goodwill and Other Intangible Assets

Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (FAS 142), requires that we test goodwill for impairment at least on an annual basis and on an interim basis when circumstances change between annual tests that would more-likely-than-not reduce the fair value of the reporting unit below its carrying value, and to write down goodwill and non-amortizable intangible assets when impaired. Our annual impairment date is in the fourth quarter of each year. This assessment requires us to estimate the fair market value of each of our reporting units and recognize an impairment when the calculated fair value is less than our carrying value.

For the year ended December 31, 2008, we recognized a goodwill impairment charge of $14.1 million related to our Specialty Paper Products business.

The current business climate related to the ongoing economic crisis and our reliance on retail sales, banking activity and construction activity within our Specialty Paper Products business caused us to re-evaluate our current projections as well as expected market multiples during the third quarter. As a result, we performed an interim impairment test as of September 26, 2008, using a discounted cash flow model. Based on our assessment, we determined that the fair value of the reporting unit did not exceed the carrying value and therefore indicated a potential impairment of the reporting unit’s goodwill and other assets. After performing step 2 of the evaluation, we have concluded that the entire amount of $14.1 million was impaired and accordingly, recorded as an impairment charge in the third quarter. No other assets of the reporting unit were deemed impaired.

The carrying amount of goodwill and activity for the year ended December 31, 2008 is as follows:

	Specialty Paper
	Products	Label Products	Total
	(In thousands)

Aggregate amount of goodwill acquired	$14,142	$17,374	$31,516
Impairment charge	(14,142)	—	(14,142)

Balance as of December 31, 2008	$—	$17,374	$17,374

Details of acquired intangible assets are as follows:

	At December 31, 2008
			Weighted
	Gross		Average
	Carrying	Accumulated	Amortization
	Amount	Amortization	Period
		(In thousands)

Trademarks and trade names	$211	$101	15 years
Customer relationships and lists	829	679	12 years

	$1,040	$780

NASHUA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	At December 31, 2007
			Weighted
	Gross		Average
	Carrying	Accumulated	Amortization
	Amount	Amortization	Period
	(In thousands)

Trademarks and trade names	$211	$88	15 years
Customer relationships and lists	829	631	12 years
Customer contracts	450	440	5 years

	$1,490	$1,159

(In thousands)

Amortization Expense:
For the year ended December 31, 2007	$225
For the year ended December 31, 2008	$71
Estimated for the year ending:
December 31, 2009	$47
December 31, 2010	$39
December 31, 2011	$34
December 31, 2012	$31
December 31, 2013	$30
December 31, 2014 and thereafter	$79

The gross carrying amount, accumulated amortization and weighted average amortization period has been adjusted to remove fully amortized intangible assets as of December 31, 2008.

Note 4:	Indebtedness

On May 23, 2007, we entered into a Second Amended and Restated Credit Agreement with LaSalle Bank National Association, which was subsequently merged with Bank of America, N.A. and the lenders party thereto (the “Restated Credit Agreement”) to amend and restate in its entirety our Amended and Restated Credit Agreement, dated March 30, 2006, as amended (the “Original Credit Agreement”). The Restated Credit Agreement extended the term of the credit facility under the Original Credit Agreement to March 30, 2012 (unless earlier terminated in accordance with its terms) and provided for a revolving credit facility of $28 million, including a $5 million sublimit for the issuance of letters of credit and a $2,841,425 secured letter of credit that will continue to support Industrial Development Revenue Bonds issued by the Industrial Development Board of the City of Jefferson City, Tennessee. In addition, the Restated Credit Agreement established a term loan of $10 million. The term loan was payable in quarterly installments of $625,000 beginning June 30, 2008. The revolving credit facility is subject to reduction upon the occurrence of a mandatory prepayment event (as defined in the Restated Credit Agreement). We are obligated to make prepayments of the term loan periodically and upon the occurrence of certain specified events. The Restated Credit Agreement also adjusted our requirement to maintain fixed charge coverage ratio to be not less than 1.50 to 1.00. All other terms of the Original Agreement remained substantially the same.

The interest rate on loans outstanding under the Restated Credit Agreement was based on the total debt to adjusted EBITDA ratio and was, at our option, either (1) a range from zero to .25 percent over the base rate (prime) or (2) a range from 1.25 percent to 2 percent over LIBOR. We are also subject to a non-use fee for any unutilized portion of the revolving credit facility under the Restated Credit Agreement.

NASHUA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the years ended December 31, 2008 and December 31, 2007, the weighted average annual interest rate on our long-term debt was 3.8 percent and 5.5 percent, respectively. We had $24.8 million of available borrowing capacity at December 31, 2008 under our revolving loan commitment. We had $3.2 million of obligations under standby letters of credit with the banks which are included in our bank debt when calculating our borrowing capacity.

Furthermore, without prior consent of our lenders, the Restated Credit Agreement limited, among other things, annual capital expenditures to $8.0 million, the incurrence of additional debt and restricts the sale of certain assets and merger or acquisition activities. We may use cash for dividends or the repurchase of shares to the extent that the availability under the line of credit exceeds $3.0 million.

As noted in the following table, we were not in compliance with the fixed charge coverage ratio and the funded debt to adjusted EBITDA ratio financial covenants at December 31, 2008 under the Restated Credit Agreement.

	Requirement at	Ratio at
Covenant	December 31, 2008	December 31, 2008

• Maintain a fixed charge coverage ratio	Not less than 1.5 to 1.0	1.1 to 1.0
• Maintain a funded debt to adjusted EBITDA ratio	Less than 2.5 to 1.0	2.6 to 1.0

In February 2009, we paid down the term loan under the Restated Credit Agreement with cash on hand and use of the revolving credit facility. On March 30, 2009, we entered into an Amendment Agreement to our Second Amended and Restated Credit Agreement (the “Amended Credit Agreement”) with Bank of America, N.A., to waive our non-compliance with the fixed charge coverage ratio and the funded debt to adjusted EBITDA ratio financial covenants at December 31, 2008. In addition, pursuant to the Amended Credit Agreement:

•	The termination date is changed from March 30, 2012 to March 29, 2010;

•	advances under the revolving credit facility are limited to 75 percent of eligible accounts receivable and 40 percent of eligible inventory, and eligible inventory is limited to $6 million;

•	the revolving credit facility is decreased from $28 million to $15 million until June 30, 2009, when it will increase to $17 million;

•	the interest rate on borrowings is increased to LIBOR plus 335 basis points or prime plus 110 basis points;

•	the fee for the unused line of credit is 75 basis points;

•	annual capital expenditures are limited to $2 million; and

•	equipment and fixtures are added to the collateral securing the loan.

In addition, the terms of the Amended Credit Agreement adjusted the fixed charge coverage ratio financial covenant to 1.1 to 1.0 for the rolling twelve months ended April 3, 2009 and 1.2 to 1.0 for the rolling twelve months ended June 30, 2009. The maximum fixed charge coverage ratio returns to 1.5 to 1.0 for each quarterly measurement period through the end of the agreement. Under the Restated Credit Agreement, our funded debt to adjusted EBITDA ratio for the period ended April 3, 2009 and thereafter is to be less than 2.25 to 1.0.

NASHUA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pursuant to the Amended Credit Agreement, at December 31, 2008 our minimum payment obligations relating to long-term debt are as follows:

	2009	2024	Total

Term portion of long-term debt	$8,125	$—	$8,125
Industrial revenue bond	—	2,800	2,800

	$8,125	$2,800	$10,925

We had borrowings of $8.1 million under a term loan and $2.8 million under our IRB loan outstanding at December 31, 2008. On February 9, 2009, we borrowed $4.6 million under our revolving line of credit with Bank of America and used cash of $3.5 million to pay down the term loan in its entirety.

We have presented the $8.1 million term loan as current at December 31, 2008 since the amount was refinanced using cash generated from current assets at December 31, 2008 and borrowings under the revolving line of credit.

On March 26, 2009, our borrowings were $3.6 million under the revolving line of credit and $2.8 million on the IRB note.

We had $27.4 million of working capital at December 31, 2008. We believe that our working capital amounts at December 31, 2008, along with cash expected to be generated from operating activities as well as borrowings available under the revolving line of credit, are adequate to allow us to meet our obligations during 2009. In the event our results of operations do not meet forecasted results and therefore impact financial covenants with our lender, we believe there are alternative forms of financing available to us. There can be no assurance, however, that such financing will be available on conditions acceptable to us. In the event such financing is not available to us, we believe we can effectively manage operating and financial obligations by adjusting the timing of working capital components.

We use derivative financial instruments to reduce our exposure to market risk resulting from fluctuations in interest rates. During the first quarter of 2006, we entered into an interest rate swap, with a notional debt value of $10.0 million, which expires in 2011. During the term of the agreement, we have a fixed interest rate of 4.82 percent on the notional amount and Bank of America, as counterparty to the agreement, paid us interest at a floating rate based on LIBOR on the notional amount. Interest payments are made quarterly on a net settlement basis.

This derivative does not qualify for hedge accounting, therefore, changes in fair value of the hedge instrument are recognized in earnings. We recognized a $.5 million mark-to-market expense in 2008 and a $.3 million mark-to-market expense in 2007, both related to the change in fair value of the derivative. The fair market value of the derivative resulted in liabilities of $.7 million at December 31, 2008 and $.3 million at December 31, 2007, which were determined based on current interest rates and expected trends.

Note 5:	Lease Exit Charges

During the third quarter of 2008, we recorded $.3 million related to the closure of our leased facility located in Cranbury, New Jersey as part of distribution expense. In December 2008, we were released from the Cranbury, New Jersey lease obligation and reversed the expense related to the exit charges. During the fourth quarter of 2008, we recorded a lease liability expense of $1.0 million included in cost of products sold related to the closure of our leased facility located in Jacksonville, Florida in our Label Products segment and $.1 million related to leased trucks no longer used by our distribution facilities and included in selling and distribution expense. In accordance with Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (FAS 146), we calculated the costs associated with the closure of the facilities and our related lease obligations. The calculation includes the discounted effect of

NASHUA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

future minimum lease payments from the date of closure to the end of the remaining lease term, net of estimated cost recoveries that may be achieved through subletting the facility or favorably terminating the lease. The total cost expected to be incurred with the Florida lease is $1.8 million, which will be expensed through May 2013, in our Label Products segment. A roll forward of the activity for the year ended December 31, 2008 is as follows:

(In thousands)

Balance as of December 31, 2007	$—
Provision for lease exit charges	1,374
Reduction of lease exit charges	(298)

Balance as of December 31, 2008	$1,076

Note 6:	Income Taxes

The provision for income taxes from continuing operations consists of the following:

	2008	2007
	(In thousands)

Current:
Federal	$(1,460)	$1,073
State	—	251

Total current	(1,460)	1,324
Deferred:
Federal	4,343	1,110
State	475	199

Total deferred	4,818	1,309

Provision for income taxes, continuing operations	$3,358	$2,633

NASHUA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Total net deferred tax assets (liabilities) are comprised of the following:

	December 31,
	2008	2007
	(In thousands)

Depreciation	$(304)	$(725)
Other	(614)	(611)

Gross deferred tax liabilities	(918)	(1,336)

Pension and postretirement benefits	14,947	9,287
State net operating loss carryforwards and other state credits	1,767	1,690
Alternative minimum tax and general business credits	1,528	1,109
Accrued expenses	743	278
Inventory reserves	565	478
Bad debt reserves	266	351
Other	1,648	1,082

Gross deferred tax assets	21,464	14,275
Deferred tax asset valuation allowance	(14,384)	(1,959)

Deferred tax assets, net	7,080	12,316

Net deferred tax assets	$6,162	$10,980

Reconciliations between income tax provision from continuing operations computed using the United States statutory income tax rate and our effective tax rate are as follows:

	2008		2007

United States federal statutory rate	$(5,742)	(35.0)%	$2,268	35.0%
State taxes, net of federal tax benefit	309	1.9	310	4.8
Goodwill impairment	5,609	34.2	—	—
Change in valuation allowance	4,293	26.2	195	3.0
Other items	(1,111)	(6.8)	(140)	(2.2)

	$3,358	20.5%	$2,633	40.6%

At December 31, 2008, other current assets included $3.2 million of net deferred tax assets and other assets included $3.0 million of net deferred tax assets. At December 31, 2007, other current assets included $1.5 million of net deferred tax assets and $9.5 million was included in other assets.

At December 31, 2008, we had $19.2 million of state net operating loss carryforwards and other state credits (net benefit of $1.8 million) and $1.5 million of federal tax credit carryforwards, which are available to offset future domestic taxable earnings and taxes and are fully reserved at December 31, 2008. The state net operating loss carryforward benefits and other state credits expire between tax years 2009 and 2020. Primarily all of the $1.5 million of federal tax credit carryforwards are for alternative minimum tax and have no expiration date. In 2008, we increased our valuation allowance by approximately $12.4 million for uncertainty related to the overall utilization of our deferred tax assets. The increase in the valuation allowance related to pension and postretirement benefits ($9.1 million), of which $8.1 million was recorded through other comprehensive loss, federal tax credits ($1.5 million), state net operating losses and credits ($.7 million), and other tax assets ($1.6 million). $4.3 million of the increase in valuation allowance was recorded through the income tax provision and $8.1 million was recorded through other comprehensive loss due to the nature of the items.

NASHUA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In 2007, we increased our valuation allowance by approximately $.2 million for uncertainty related to our expected decrease in utilization of state net operating losses.

In 2008, our minimum pension liability increased due to changes in the pension plan funded status. Accordingly, we increased both the deferred tax asset and related valuation allowance by $8.1 million through accumulated other comprehensive loss. In 2007, our additional minimum pension liability increased due to changes in its funded status and changes in actuarial assumptions. Accordingly, we increased both the deferred tax asset and related valuation allowance in 2007 by $4.1 million through accumulated other comprehensive loss.

Taxes charged to other comprehensive loss, net of the deferred tax asset valuation allowance, related to certain other pension and postretirement benefits amounts to $0 million in 2008 and 2007.

Effective January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-than-likely-not to be sustained upon examination by taxing authorities. There was not a material impact on our consolidated financial position and results of operations as a result of the adoption of the provisions of FIN 48. At December 31, 2008 and 2007, we had no unrecognized tax benefits. We do not believe there will be any material changes in our unrecognized tax positions over the next twelve months.

Our policy for recording interest and penalties associated with tax audits is to record such items as a component of income or loss before income taxes. When applicable, interest is recorded as interest expense, net and penalties are recorded in other income (loss). For the year ended 2008, we had no interest or penalties accrued related to unrecognized tax benefits.

Note 7:	Shareholders’ Equity

Our ability to pay dividends is restricted to the provisions of our debt agreement which allows us to use cash for dividends to the extent that the availability under the line of credit exceeds $3.0 million. We did not declare or pay a cash dividend on our common stock in 2008 or 2007.

We account for repurchased common stock under the cost method and upon purchase, we retire treasury stock as a reduction of common stock, additional paid-in capital and retained earnings.

During the fourth quarter of 2008, our Board of Directors authorized the repurchase of up to 1,000,000 shares of our common stock from time to time on the open market or in privately negotiated transactions. During 2008, we repurchased and retired 135,544 shares totaling $.7 million.

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

On May 29, 2007, we commenced a tender offer in which we sought to acquire up to 1,900,000 shares of our common stock at a price of $10.50 per share. The tender offer expired on June 28, 2007 at which time 751,150 shares were tendered at a price of $10.50 per share. During the third quarter of 2007, we settled the obligation of the tender offer and paid $7.9 million for the tendered shares. Transaction fees of $.3 million were paid during 2007 and recorded as a reduction to retained earnings. The transaction fees included the dealer manager, information agent, depositary, legal and other fees.

NASHUA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8:	Stock Option and Stock Award Plans

We have five stock compensation plans at December 31, 2008: the 2008 Value Creation Incentive Plan (2008 Plan), the 2007 Value Creation Incentive Plan (2007 Plan), the 2004 Value Creation Incentive Plan (2004 Plan), the 1999 Shareholder Value Plan (1999 Plan) and the 1996 Stock Incentive Plan (1996 Plan).

On April 28, 2008, our shareholders approved the 2008 Value Creation Incentive Plan pursuant to which restricted stock awards may be granted to certain key executives. The restricted stock will vest only upon achievement of certain target average closing prices of our common stock over the 40-consecutive trading day period which ends on the third anniversary of the date of grant, such that 33 percent of such shares shall vest if the 40-day average closing price of at least $13.00 but less than $14.00 is achieved, 66 percent of such shares shall vest if the 40-day average closing price of at least $14.00 but less than $15.00 is achieved, and 100 percent of such shares shall vest if the 40-day average closing price of $15.00 or greater is achieved. The restricted shares vest upon a change of control if the share price at the date of the change of control is equal to or greater than $13.00. Shares of the restricted stock are forfeited if the specified closing prices of our common stock are not met or if certain individual stock ownership criteria are not met. There are 100,000 shares authorized for issuance under the 2008 Plan. As of December 31, 2008, there are no shares available to be awarded under the 2008 Plan.

On May 4, 2007, our shareholders adopted the 2007 Plan pursuant to which restricted stock awards may be granted to certain key executives. The restricted stock will vest only upon achievement of certain target average closing prices of our common stock over the 40-consecutive trading day period which ends on the third anniversary of the date of grant, such that 33 percent of such shares shall vest if the 40-day average closing price of at least $11.00 but less than $12.00 is achieved, 66 percent of such shares shall vest if the 40-day average closing price of at least $12.00 but less than $13.00 is achieved, and 100 percent of such shares shall vest if the 40-day average closing price of $13.00 or greater is achieved. The restricted shares vest upon a change of control if the share price at the date of the change of control is equal to or greater than $11.00. Shares of the restricted stock are forfeited if the specified closing prices of our common stock are not met or if certain individual stock ownership criteria are not met. Of the 160,000 shares authorized for issuance under the 2007 Plan, 17,000 shares are available to be awarded as of December 31, 2008.

On May 4, 2004, our shareholders adopted the 2004 Plan in which restricted stock awards have been granted to certain key executives that will vest upon achievement of certain target average closing prices of our common stock over the 40-consecutive trading day period which ends on the third anniversary of the date of grant, or the 40-day average closing price, such that 33 percent of such shares shall vest if the 40-day average closing price of at least $13.00 but less than $14.00 is achieved, 66 percent of such shares shall vest if the 40-day average closing price of at least $14.00 but less than $15.00 is achieved, and 100 percent of such shares shall vest if the 40-day average closing price of $15.00 or greater is achieved. The restricted shares vest upon a change in control if the share price at the date of the change of control is equal to or greater than $13.00. Shares of the restricted stock are forfeited if the specified closing prices of our common stock are not met. As of December 31, 2008, 146,000 shares have been forfeited. Of the 150,000 shares authorized for issuance under the 2004 Plan, 49,000 shares are outstanding as of December 31, 2008. The 2004 Plan has expired and no further awards can be granted.

Under the 1999 Plan, nonstatutory stock options have been awarded. Of the 600,000 shares authorized for the 1999 Plan, 9,719 shares are available to be awarded as of December 31, 2008. There were 226,550 stock options outstanding at December 31, 2008, all of which are currently exercisable. Stock options under the 1999 Plan generally become exercisable either (a) 50 percent on the first anniversary of grant and the remainder on the second anniversary of grant, (b) 100 percent at one year from the date of grant, or (c) otherwise as determined by the Leadership and Compensation Committee of our Board of Directors. Certain options may become exercisable immediately under certain circumstances and events as defined under

NASHUA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the plan and option agreements. Nonstatutory and incentive stock options granted under the 1999 Plan expire on April 30, 2009. Currently, there are no incentive stock options granted under the 1999 Plan.

Under the 1999 Plan, performance based restricted stock awards have also been granted. There were 22,288 restricted stock awards outstanding at December 31, 2008 under this plan. The shares of restricted stock granted will vest either (i) upon achievement of certain target average closing prices of our common stock over the 40-consecutive trading day period which ends on the third anniversary of the date of grant or upon a change in control if the share price at the date of the change in control is equal to or greater than $13.00, or (ii) annually in three equal installments on the first, second and third anniversary of the date of grant. Shares of the restricted stock are forfeited if the specified closing prices of our common stock are not met.

Under the 1996 Plan, both nonstatutory stock options and restricted stock have been awarded. There were 49,200 shares outstanding at December 31, 2008, all of which are currently exercisable. Nonstatutory stock options granted under the 1996 Plan expire 10 years and one day from the date of grant. Under this plan, there were 26,000 restricted stock awards outstanding at December 31, 2008. These restricted stock awards vest upon achievement of certain target average closing prices of our common stock over the 40-consecutive trading day period which ends on the third anniversary of the date of grant, such that 33 percent of such shares shall vest if the 40-day average closing price of at least $13.00 but less than $14.00 is achieved, 66 percent of such shares shall vest if the 40-day average closing price of at least $14.00 but less than $15.00 is achieved, and 100 percent of such shares shall vest if the 40-day average closing price of $15.00 or greater is achieved. The 1996 Plan has expired and no further awards can be granted.

Compensation expense for the year ended December 31, 2008 for restricted stock awards and restricted stock units was $.9 million compared to $.2 million in 2007 and is included in selling, general and administrative expenses. Total compensation related to non-vested awards not yet recognized at December 31, 2008 is $.9 million, which we expect to recognize as compensation expense over the next three years.

A summary of the status of our fixed stock option plans as of December 31, 2008 and 2007 and changes during the years ended on those dates is presented below:

	2008		2007
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Outstanding beginning of year	291,800	$6.18	400,950	$6.65
Exercised	(7,550)	6.36	(85,150)	6.52
Forfeited — exercisable	(7,000)	15.93	(24,000)	12.78
Expired	(1,500)	12.75	—	—

Outstanding and exercisable at end of year	275,750	$5.90	291,800	$6.18

NASHUA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the status of our restricted stock plans as of December 31, 2008 and 2007 and changes during the years ended on those dates is presented below:

	2008	2007

Restricted stock outstanding at beginning of year	246,431	183,673
Granted	166,570	151,431
Forfeited	(23,000)	(88,673)
Vested	(1,143)	—

Restricted stock outstanding at end of year	388,858	246,431
Weighted average fair value per restricted share at grant date	$5.95	$5.12
Weighted average share price at grant date	$10.50	$10.54

While we did not grant stock options for the years ended December 31, 2008 and 2007, we did grant shares of restricted stock. Key assumptions and methods used in estimating the fair value at the grant date of restricted shares granted are listed below:

	Grant Year
	2008	2007

Volatility of Share Price	48.9%	44.0%
Dividend yield	—	—
Interest rate	2.6%	4.6%
Expected forfeiture	9.9%	9.9%
Valuation methodology	Monte Carlo Simulation	Monte Carlo Simulation

NASHUA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9:	Earnings Per Share

Reconciliations of the denominators used in our 2008 and 2007 earnings per share calculations are presented below.

	Year Ended
	12/31/08	12/31/07
	In thousands except per share data

Numerator
Income from continuing operations	$(19,764)	$3,851
Income from discontinued operations	—	289

Net income	$(19,764)	$4,140

Denominator
Basic
Weighted-average number of common shares outstanding	5,397	5,740
Other	17	3

Denominator for basic earnings per share	5,414	5,743
Diluted
Basic weighted-average shares outstanding	5,397	5,743
Common stock equivalents	17	74

Denominator for dilutive earnings per share	5,414	5,817
Per share amounts
Basic
Income from continuing operations	$(3.65)	$0.67
Income from discontinued operations	—	0.05

Net income	$(3.65)	$0.72

Diluted
Income from continuing operations	$(3.65)	$0.66
Income from discontinued operations	—	.05

Net income	$(3.65)	$0.71

Market-based restricted stock of 340,288 shares for the year ended December 31, 2008 and 246,431 shares for the year ended December 31, 2007 were not included in the above computations. For the year ended December 31, 2008, 75,001 stock options were not included in the above computation because to do so would have been anti-dilutive. Such shares could be issued in the future subject to the occurrence of certain events as described in Note 8.

NASHUA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10:	Commitments and Contingencies

Lease Agreements

Our rent expense for office equipment, facilities and vehicles was $4.1 million for 2008 and $2.9 million for 2007. Rent expense for 2008 includes $1.0 million of lease liability related to the closure of our Jacksonville, Florida plant. At December 31, 2008, we are committed, under non-cancelable operating leases, as follows:

						Beyond
	2009	2010	2011	2012	2013	2013	Total
	(In thousands)

Non-cancelable operating leases	$1,821	$1,531	$1,288	$224	$95	$26	$4,985

In November 2006, we sold our property in Merrimack, New Hampshire to a third party for net proceeds of $17.1 million and leased back approximately 156,000 square feet under a five-year lease arrangement with the right to extend the term for two additional five-year terms. In connection with the sale of the building, we recognized approximately $9.0 million of gain in our accompanying 2006 Consolidated Statement of Operations. In accordance with SFAS No. 28, Accounting for Sales with Leasebacks (an Amendment of FASB No. 13), we have deferred a portion of the gain related to the transaction. As of December 31, 2008, we have accrued expenses ($.7 million) and other long-term liabilities ($1.3 million) in our Consolidated Balance Sheets related to the deferred gain.

The aggregate rental payment is approximately $3.7 million over the five-year lease term. Rental payments escalate approximately 3 percent per year over the term of the lease.

Contingencies

At December 31, 2008, we had a $3.2 million obligation under standby letters of credit under the credit facility with Bank of America.

Environmental

We are involved in certain environmental matters and have been designated by the Environmental Protection Agency, referred to as the EPA, as a potentially responsible party for certain hazardous waste sites. In addition, we have been notified by certain state environmental agencies that some of our sites not addressed by the EPA require remedial action. These sites are in various stages of investigation and remediation. Due to the unique physical characteristics of each site, the technology employed, the extended timeframes of each remediation, the interpretation of applicable laws and regulations and the financial viability of other potential participants, our ultimate cost of remediation is difficult to estimate. Accordingly, estimates could either increase or decrease in the future due to changes in such factors. At December 31, 2008, based on the facts currently known and our prior experience with these matters, we have concluded that it is probable that site assessment, remediation and monitoring costs will be incurred. We have estimated a range for these costs of $.6 million to $.9 million for continuing operations. These estimates could increase if other potentially responsible parties or our insurance carriers are unable or unwilling to bear their allocated share and cannot be compelled to do so. At December 31, 2008, our accrual balance relating to environmental matters was $.7 million for continuing operations. Based on information currently available, we believe that it is probable that the major potentially responsible parties will fully pay the costs apportioned to them. We believe that our remediation expense is not likely to have a material adverse effect on our consolidated financial position or results of operations.

NASHUA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

State Street Bank and Trust

On October 24, 2007, the Nashua Pension Plan Committee filed a Class Action Complaint with the United States District Court for the District of Massachusetts against State Street Bank and Trust, State Street Global Advisors, Inc. and John Does 1-20. On January 14, 2008, the Nashua Pension Plan Committee filed a revised Complaint with the United States District Court for the District of New York against the same defendants. The Complaint alleges that the defendants violated their obligations as fiduciaries under the Employment Retirement Income Securities Act of 1974, (ERISA).

On February 7, 2008, the Court consolidated our action with other pending ERISA actions and appointed the Nashua Pension Plan Committee as one of the lead plaintiffs in the consolidated action. On August 22, 2008, the lead plaintiffs filed a consolidated amended complaint. On October 17, 2008, the defendants filed their answer and included a counterclaim against trustees of the named plaintiff plans, including the trustees of Nashua’s Pension Plan Committee, asserting that to the extent State Street is liable to the plans, the trustees are liable to State Street for contribution and/or indemnification in the amount of any payment by State Street in excess of State Street’s share of liability. On December 22, 2008, State Street filed an amended counterclaim against the trustees maintaining their allegations concerning contribution/indemnification and adding a claim for breach of fiduciary duty. On March 3, 2009, the trustees filed a motion to dismiss the counterclaim. We believe the counterclaim is without merit and the trustees intend to vigorously defend against the counterclaim. Discovery commenced in March 2008 and is ongoing.

Other

We are involved in various other lawsuits, claims and inquiries, most of which are routine to the nature of our business. In the opinion of our management, the resolution of these matters will not materially affect us.

Note 11:	Postretirement Benefits

Defined Contribution Plan

Eligible employees may participate in the Nashua Corporation Employees’ Savings Plan, a defined contribution 401(k) plan. We match participating employee contributions at 50 percent for the first 7 percent of base compensation that a participant contributes to the Plan. Matching contributions can be increased or decreased at the option of our Board of Directors. For 2008 and 2007, our contributions to this Plan were $.8 million and $.8 million, respectively. Participants are immediately vested in all contributions, plus actual earnings thereon.

Effective January 1, 2009, we eliminated the company match related to our defined contribution 401(k) plan for all non-union employees.

The Plan also provides that eligible employees not covered under our defined benefit pension plans may receive a profit sharing contribution. This contribution, which is normally based on our profitability, is discretionary and not defined. There were no contributions to the profit sharing plan in 2008 and 2007.

Pension Plans

We have three pension plans, which cover portions of our regular full-time employees. Benefits under these plans are generally based on years of service and the levels of compensation during those years. Our policy is to fund the minimum amounts specified by regulatory statutes. Assets of the plans are invested in common stocks, fixed-income securities, hedge funds and interest-bearing cash equivalent instruments. As of December 31, 2008, all three of our plans are frozen. The plans are: The Nashua Corporation Retirement Plan for Salaried Employees, the Nashua Corporation Hourly Employees’ Retirement Plan, and the Supplemental Executive Retirement Plan.

NASHUA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following table represents the funded status and amounts recognized in our Consolidated Balance Sheets for our defined benefit and other postretirement plans at December 31:

	Pension Benefits		Postretirement Benefits
	2008	2007	2008	2007
	(In thousands)

Change in benefit obligation
Projected benefit obligation at beginning of year	$96,977	$97,905	$498	$814
Service cost	500	509	—	1
Interest cost	5,949	5,773	27	42
Actuarial gain	3,145	(2,590)	(96)	(209)
Expenses paid from assets	(500)	(500)	—	—
Benefits paid	(4,446)	(4,120)	(68)	(150)

Projected benefit obligation at end of year	$101,625	$96,977	$361	$498

Change in plan assets
Fair value of plan assets at beginning of year	$72,237	$75,284	$—	$—
Actual return on plan assets	(12,765)	(4,576)	—	—
Employer contribution	5,198	5,649	68	150
Benefits paid	(4,446)	(4,120)	(68)	(150)

Fair value of plan assets at end of year	$60,224	$72,237	$—	$—

Reconciliation of funded status
Funded status	$(41,401)	$(24,740)	$(361)	$(498)
Unrecognized net actuarial (gain)/loss	50,902	30,427	(1,155)	(1,143)
Unrecognized prior service cost	—	—	(679)	(749)

Net amount recognized	$9,501	$5,687	$(2,195)	$(2,390)

The amount recognized in our consolidated balance sheets consists of the following:
Pension/postretirement liability	$(41,401)	$(24,740)	$(361)	$(498)
Accumulated other comprehensive loss (income)	50,902	30,427	(1,834)	(1,892)

Net amount recognized	$9,501	$5,687	$(2,195)	$(2,390)

NASHUA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assumptions:

	Pension Benefits		Postretirement Benefits
	2008	2007	2008	2007

Weighted-average assumptions used to determine net benefit costs:
Discount rate	6.25%	6.00%	6.25%	6.00%
Expected return on plan assets	8.00%	8.50%	—	—

	Pension Benefits		Postretirement Benefits
	2008	2007	2008	2007

Weighted-average assumptions used to determine benefit obligations at year end:
Discount rate	6.00%	6.25%	6.00%	6.25%

The funded status of our pension and other postretirement plans is recorded as a non-current liability and all unrecognized losses, net of tax, are recorded as a component of other comprehensive loss within stockholders’ equity at December 31, 2007 and 2008.

The most significant elements in determining our pension income or expense are mortality tables, the discount rate and the expected return on plan assets. Each year, we determine the discount rate to be used to discount plan liabilities which reflects the current rate at which our pension liabilities could be effectively settled. The discount rate that we utilize for determining future benefit obligations is based on a review of long-term bonds, including published indices, which receive one of the two highest ratings given by recognized ratings agencies. We also prepare an analysis comparing the duration of our pension obligations to spot rates originating from a highly rated index to further support our discount rate. For the year ended December 31, 2007, we used a discount rate of 6.25 percent. This rate was used to determine fiscal year 2008 expense. For the year ended December 31, 2008 disclosure purposes, we used a discount rate of 6.0 percent. Should the discount rate either fall below or increase above 6.0 percent, our future pension expense would either increase or decrease accordingly. Our policy is to defer the net effect of changes in actuarial assumptions and experience.

We assumed an expected long-term rate of return on plan assets of 8.0 percent for the year ended December 31, 2008 and 8.5 percent for the year ended December 31, 2007. The assumed long-term rate of return on assets is applied to a calculated value of plan assets, which recognizes changes in the fair value of plan assets in a systematic manner over five years. This produces the expected return on plan assets that is included in the determination of our pension income or expense. The difference between this expected return and the actual return on plan assets is deferred. The net deferral of past asset gains or losses affects the calculated value of plan assets and, ultimately, our future pension income or expense. Should our long-term return on plan assets either fall below or increase above 8.0 percent, our future pension expense would either increase or decrease. The historic rate of return for our pension plan assets are as follows:

One year	(17.8)%
Five years	0.9%
Ten years	3.5%

NASHUA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our pension plan asset and our target allocation are as follows:

	2008	2008 Target

Asset Category
Equity Securities	31%	22%
Fixed Income	34%	18%
Hedge funds	19%	29%
Other	16%	2%

Our pension plan investment strategy includes the maximization of return on pension plan investment, at an acceptable level of risk, assuring the fiscal health of the plan and achieving a long-term real rate of return which will equal or exceed the expected return on plan assets. To achieve these objectives, we invest in a diversified portfolio of asset classes consisting of U.S. domestic equities, international equities, hedge funds and high quality and high yield domestic fixed income funds.

Our pension plan investments were diversified as follows:

	For the Year ended
	December 31,
	2008	2007
	(In millions)

Investments
Domestic equities	$15.1	$33.7
International equities	3.5	8.6
High yield bonds	—	6.5
Fixed income/bond investments	21.2	22.1
Hedge funds	11.7	—
Cash	8.7	1.3

Total	$60.2	$72.2

The estimated net actuarial loss and prior service credit for our retiree benefit plans that will be amortized from accumulated other comprehensive income into retiree benefit plan cost in 2008 are $2.3 million and $.1 million, respectively.

As of December 31, 2008, our estimated future benefit payments reflecting future service for the fiscal years ending December 31 were as follows:

	Retirement Plan	Hourly	Supplemental
	for Salaried	Employees	Executive
	Employees	Retirement Plan	Retirement Plan	Postretirement	Total
	(In millions)

2009	$2.6	$2.0	$.3	$.1	$5.0
2010	2.9	2.1	.3	.1	5.4
2011	3.0	2.2	.3	.1	5.6
2012	3.3	2.3	.3	.1	6.0
2013	3.5	2.5	.3	.1	6.4
2014-2018	19.9	14.8	1.2	.1	36.0

NASHUA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net periodic pension and postretirement benefit (income) costs for the plans include the following components:

	Pension Benefits		Postretirement Benefits
	2008	2007	2008	2007
	(In thousands)

Components of net periodic (income) cost
Service cost	$500	$509	$1	$1
Interest cost	5,949	5,773	27	42
Expected return on plan assets	(6,529)	(6,413)	—	—
Amortization of prior service cost (credit)	4	4	(69)	(69)
Recognized net actuarial (gain) loss	1,459	1,744	(85)	(74)

Net periodic (income) cost	$1,383	$1,617	$(126)	$(100)

Our projected benefit obligation, or PBO, accumulated benefit obligation, or ABO, and fair value of plan assets for our plans that have accumulated benefit obligations in excess of plan assets are as follows:

	2008			2007
	PBO	ABO	Plan Assets	PBO	ABO	Plan Assets
	(In millions)

Supplemental Executive Retirement Plan	$3.0	$3.0	$—	$3.0	$3.0	$—
Hourly Employees Retirement Plan of Nashua Corporation	$44.2	$44.2	$27.2	$42.1	$42.1	$31.7
Retirement Plan for Salaried Employees of Nashua Corporation	$54.5	$54.5	$33.1	$51.9	$51.9	$40.5

Our assumed health care cost trend rate is 10 percent for 2008 and ranges from 10 percent to 5 percent for future years. A one percentage-point change in assumed health care cost trend rates would have no effect on our total service and interest cost or our accumulated postretirement benefit obligation.

Our annual measurement dates for our pension benefits and postretirement benefits are December 31.

Approximately $41.4 million and $24.7 million of our accrued pension cost and $.4 million and $.5 million of our accrued postretirement benefits for 2008 and 2007, respectively, are included in other long-term liabilities in our accompanying Consolidated Balance Sheets. We expect to make a contribution of approximately $1.6 million and $1.3 million to our salaried pension plan and hourly pension plan, respectively, in 2009.

During the fourth quarter of 2008, we recorded $20.5 million, net of taxes, through other comprehensive loss related to an increase in the funded status liability of our defined benefit plans. We recognized incremental comprehensive loss of $.1 million related to our postretirement benefit plan in 2008.

During the fourth quarter of 2007, we recorded $3.7 million, net of taxes, through other comprehensive loss related to an increase in the funded status liability of our defined benefit plans. We recognized incremental comprehensive income of $.1 million related to our postretirement benefit plan in 2007.

Note 12:	Information About Operations

We report the following two segments:

(1) Label Products: which converts, prints and sells pressure sensitive labels, radio frequency identification (RFID) labels and tickets and tags to distributors and end-users.

NASHUA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

We manage our business between specialty paper and label products. Our Chief Executive Officer utilizes financial reports that include net sales, cost of sales and gross margin with respect to the component products mentioned in the segments above. Selling, distribution, general, administrative and research and development expenses are managed and reported on a consolidated basis.

Eliminations represent sales between our Specialty Paper Products and Label Products segments. Excluding sales between segments, reflected as eliminations in the table below, external sales for our Specialty Paper Products segment were $155.4 million and $153.2 million for the years ended December 31, 2008 and 2007, respectively. Sales between segments and between geographic areas are negotiated based on what we believe to be market pricing.

Our 2008 net revenues for the Specialty Paper Products segment include sales of our thermal point-of-sale (POS) rolls to Wal-Mart and Sam’s Club. The Wal-Mart and Sam’s Club sales exceeded 10 percent of our consolidated net revenues. While no other customer represented 10 percent of our consolidated net revenues, both of our segments have significant customers. The loss of Wal-Mart and Sam’s Club or any other significant customer or the loss of sales of our POS rolls could have a material adverse effect on us or our segments.

Our 2007 net revenues for the Label Products segment include sales of our automatic identification labels to FedEx. FedEx sales exceeded 10 percent of our consolidated net revenues for 2007.

The table below presents information about our segments for the years ended December 31:

	Net Sales		Gross Margin		Identifiable Assets
	2008	2007	2008	2007	2008	2007
	(In millions)

By Segment:
Label Products	$105.1	$115.5	$13.3	$21.0	$44.1	$46.6
Specialty Paper Products	162.3	160.3	25.3	26.5	38.6	53.9
Other(1)	4.4	4.1	.8	.7	—	—
Reconciling Items:
Eliminations	(6.9)	(7.1)	—	—	—	—
Corporate assets	—	—	—	—	17.5	27.2

Consolidated	$264.9	$272.8	$39.4	$48.2	$100.2	$127.7

(1)	Includes activity from operations which falls below the quantitative thresholds for a segment.

NASHUA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Capital expenditures and depreciation and amortization from continuing operations by segment are set forth below for the years ended December 31:

			Depreciation &
	Capital Expenditures		Amortization
	2008	2007	2008	2007
	(In millions)

Label Products	$.6	$.4	$2.1	$2.0
Specialty Paper Products	.6	.7	2.0	2.1
Reconciling Items:
Corporate	.5	.2	.3	.5

Consolidated	$1.7	$1.3	$4.4	$4.6

The following is information by geographic area as of and for the years ended December 31:

	Net Sales From
	Continuing Operations		Long-Lived Assets
	2008	2007	2008	2007
		(In millions)

By Geographic Area
United States	$264.9	$272.8	$36.1	$57.1
Reconciling Items:
Discontinued Operations	—	—	1.5	1.5
Deferred tax assets	—	—	6.2	9.5

Consolidated	$264.9	$272.8	$43.8	$68.1

Net sales from continuing operations by geographic area are based upon the geographic location from which the goods were shipped and not the customer location.

NASHUA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13:	Quarterly Operating Results

Our quarterly operating results from continuing operations based on our use of 13-week periods are as follows:

	For the Quarter Ended
	Unaudited	Unaudited	Unaudited	Unaudited
	3/28/08	6/27/08	9/26/08	12/31/08
	(In thousands, except per share data)

2008
Net sales	$63,926	$67,003	$66,239	$67,735
Gross margin	9,858	11,327	10,558	7,662
Net income (loss)(1)	(353)	300	(13,689)	(6,022)
Earnings per common share:
Net income (loss)	(0.07)	0.06	(2.52)	(1.11)
Net income (loss), assuming dilution	(0.07)	0.05	(2.52)	(1.11)
2007
Net sales	$65,169	$67,688	$67,610	$72,332
Gross margin	11,449	12,298	11,564	12,943
Income from continuing operations	637	1,252	852	1,110
Income from discontinued operations	289	—	—	—
Net income	926	1,252	852	1,110
Earnings per common share:
Continuing operations	0.10	0.21	0.16	0.20
Discontinued operations	0.05	—	—	—
Net income	0.15	0.21	0.16	0.20
Continuing operations, assuming dilution	0.10	0.20	0.16	0.20
Discontinued operations, assuming dilution	0.05	—	—	—
Net income, assuming dilution	0.15	0.20	0.16	0.20

(1)	We recorded an impairment charge related to goodwill in the third quarter of 2008 in the amount of $14.1 million. We recorded an increase in the valuation allowance on deferred income taxes in the fourth quarter of 2008 in the amount of $4.3 million.

Note 14:	Related Parties

Leases with Related Parties

We rent property under a lease with entities partially owned by either our Chairman or by a family partnership of which our Chairman and his family have total interest. Associated with this lease, we incurred rent expense of approximately $.3 million during both 2008 and 2007. We also pay taxes and utilities and insure property occupied under this lease.

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

NASHUA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 15:	Fair Value Measurements

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

We adopted FAS 157 as of January 1, 2008, with the exception of the application of the statement to non-recurring nonfinancial assets and nonfinancial liabilities as permitted. Non-recurring nonfinancial assets and nonfinancial liabilities for which we have not applied the provisions of FAS 157 include those measured at fair value in goodwill impairment testing and indefinite lived intangible assets measured at fair value for impairment testing. The adoption of FAS 157 had no material impact on our financial statements.

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

The following table sets forth the financial liability as of December 31, 2008 that we measured at fair value on a recurring basis by level within the fair value hierarchy. As required by FAS 157, assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement.

	Total Carrying	Fair Value Measurements at December 31, 2008 Using
	Value at	Quoted Prices in	Significant Other	Significant
	December 31,	Active Markets	Observable Inputs	Unobservable Inputs
	2008	(Level 1)	(Level 2)	(Level 3)
(In thousands of dollars)

Interest rate swap liability	$678	$—	$678	$—

The fair value of the interest rate swap was derived from a discounted cash flow analysis based on the terms of the contract and the forward interest rate curve adjusted for our credit risk.

NASHUA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Nashua Corporation:

We have audited the accompanying consolidated balance sheets of Nashua Corporation as of December 31, 2008 and 2007 and the related consolidated statements of operations, shareholders’ equity and other comprehensive loss, and cash flows for each of the two years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nashua Corporation at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 15 to the consolidated financial statements, effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements. Additionally, as discussed in Note 6 to the consolidated financial statements, effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN No. 48).

/s/  ERNST & YOUNG LLP

Boston, Massachusetts
March 30, 2009

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures

Not required.

Item 9A(T).	Controls and Procedures

Disclosure Controls and Procedures

Our company’s management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2008, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Internal Control Over Financial Reporting

Management’s Annual Report on Internal Control Over Financial Reporting

The management of the company is responsible for establishing and maintaining adequate internal control over financial reporting for the company. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

The company’s management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, the company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment, management concluded that, as of December 31, 2008, the company’s internal control over financial reporting is effective based on those criteria.

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

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the fiscal quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

On March 30, 2009, we entered into an Amendment Agreement to our Restated Credit Agreement with Bank of America, N.A. to amend specified terms of the Restated Credit Agreement and to waive our non-compliance with the fixed charge coverage ratio and the funded debt to adjusted EBITDA ratio financial covenants provided in the Restated Credit Agreement at December 31, 2008. The Restated Credit Agreement as amended by the Amendment Agreement is referred to as the Amended Credit Agreement. In the Amended Credit Agreement:

•	the termination date of the credit facility is changed from March 30, 2012 to March 29, 2010;

•	advances under the revolving credit facility are limited to 75 percent of eligible accounts receivable and 40 percent of eligible inventory, and eligible inventory is limited to $6 million;

•	the revolving credit facility is decreased from $28 million to $15 million until June 30, 2009, when it will increase to $17 million;

•	the interest rate on borrowings is increased to LIBOR plus 335 basis points or prime plus 110 basis points;

•	the fee for the unused line of credit is 75 basis points;

•	annual capital expenditures are limited to $2 million; and

•	equipment and fixtures are added to the collateral securing borrowings under the credit facility.

In addition, the terms of the Amended Credit Agreement adjusted the fixed charge coverage ratio financial covenant to 1.1 to 1.0 for the rolling twelve months ended April 3, 2009 and 1.2 to 1.0 for the rolling twelve months ended June 30, 2009. The maximum fixed charge coverage ratio returns to 1.5 to 1.0 for each quarterly measurement period through the end of the agreement. Under the Restated Credit Agreement, our funded debt to adjusted EBITDA ratio for the period ended April 3, 2009 and thereafter is to be less than 2.25 to 1.0.

The other terms of the Restated Credit Agreement remained substantially the same.

The Amendment Agreement to the Restated Credit Agreement is attached to this Annual Report on Form 10-K as Exhibit 4.12, and the information contained in the Amendment Agreement is incorporated herein by reference.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item will be included in our definitive Proxy Statement for our Annual Meeting of Stockholders and is incorporated herein by reference.

Executive Officers of the Registrant

The information required by this Item with respect to our executive officers is contained in Part I of this Form 10-K.

Code of Ethics

The information required by this Item with respect to code of ethics will be included in our definitive Proxy Statement for our Annual Meeting of Stockholders and is incorporated herein by reference. In accordance with Item 406 of Regulation S-K, a copy of our code of ethics is available on our website at www.nashua.com under the “Corporate Governance” section of the “Investor Relations” web page. We intend to make all required disclosures concerning any amendments to, or waivers from, our Code of Business Conduct and Ethics on our Internet website.

Item 11.	Executive Compensation

The information required by this Item will be included in our definitive Proxy Statement for our Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be included in our definitive Proxy Statement for our Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be included in our definitive Proxy Statement for our Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this Item will be included in our definitive Proxy Statement for our Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents are included in Item 8 of Part II of this Form 10-K:

(1) Financial statements:

•	Consolidated statements of operations for each of the two years ended December 31, 2008 and 2007

•	Consolidated balance sheets at December 31, 2008 and 2007

•	Consolidated statements of shareholders’ equity and other comprehensive income (loss) for each of the two years ended December 31, 2008 and 2007

•	Consolidated statements of cash flows for each of the two years ended December 31, 2008 and 2007

•	Notes to Consolidated Financial Statements

•	Report of Independent Registered Public Accounting Firm

(2) Financial statements schedule:

Not required

(3) Exhibits:

2.01	Agreement and Plan of Merger, dated as of March 25, 2002, between Nashua Corporation and Nashua MA Corporation. Incorporated by reference to our Definitive Proxy Statement filed on March 27, 2002.
3.01	Articles of Organization, as amended. Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 28, 2002.
3.02	By-laws, as amended. Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 28, 2002.
4.01	Credit Agreement, dated March 1, 2002, by and among Nashua Corporation, LaSalle Bank National Association and Fleet National Bank, a Bank of America Company. Incorporated by reference to our Current Report on Form 8-K dated March 14, 2002.
4.02	First Amendment to Credit Agreement, dated as of July 15, 2003, by and among Nashua Corporation, Fleet National Bank, a Bank of America Company, and LaSalle Bank National Association. Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 27, 2003.
4.03	Waiver and Second Amendment to Credit Agreement, dated as of July 24, 2003, by and among Nashua Corporation, Fleet National Bank, a Bank of America Company, and LaSalle Bank National Association. Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 27, 2003.
4.04	Third Amendment to Credit Agreement, dated as of September 25, 2003, by and among Nashua Corporation, Fleet National Bank, a Bank of America Company, and LaSalle Bank National Association. Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended September 26, 2003.
4.05	Fourth Amendment to Credit Agreement, dated as of December 30, 2003, by and among Nashua Corporation, Fleet National Bank, a Bank of America Company, and LaSalle Bank National Association. Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2003.
4.06	Fifth Amendment to Credit Agreement dated as of March 31, 2004 by and among Nashua Corporation, Fleet National Bank, a Bank of America Company, and LaSalle Bank National Association. Incorporated by reference to our current report on Form 8-K dated March 31, 2004 and filed April 2, 2004.
4.07	Sixth Amendment to Credit Agreement dated as of December 9, 2004 by and among Nashua Corporation, Fleet National Bank, a Bank of America Company, and LaSalle Bank National Association. Incorporated by reference to our current report on Form 8-K dated December 9, 2004 and filed December 15, 2004.
4.08	Seventh Amendment to Credit Agreement dated as of April 14, 2005, among Nashua Corporation, Fleet National Bank, a Bank of America Company, and LaSalle Bank National Association. Incorporated by reference to our current report on Form 8-K dated April 14, 2005 and filed April 20, 2005.
4.09	Amended and Restated Credit Agreement, dated as of March 30, 2006, among Nashua Corporation, LaSalle Bank National Association and the lenders party hereto. Incorporated by reference to our current report on Form 8-K dated March 30, 2006 and filed on April 3, 2006.
4.10	First Amendment to Amended and Restated Credit Agreement, dated as of January 12, 2007, among Nashua Corporation, LaSalle Bank National Association, and the lenders party thereto. Incorporated by reference to our current report on Form 8-K dated January 12, 2007 and filed on January 18, 2007.
4.11	Second Amendment and Restated Credit Agreement, dated as of May 23, 2007, among Nashua Corporation, LaSalle Bank National Association, and the lenders party thereto. Incorporated by reference to our current report on Form 8-K dated May 23, 2007 and filed on May 29, 2007.

4	.12*	Amendment Agreement to Second Amended and Restated Credit Agreement, dated as of March 30, 2009, by and among Nashua Corporation and Bank of America, N.A.
+10	.01	Amended and Restated 1996 Stock Incentive Plan. Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended April 2, 1999.
+10	.02	1999 Shareholder Value Plan. Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended April 2, 1999.
+10	.03	2004 Value Creation Incentive Plan. Incorporated by reference to our Proxy Statement dated as of March 23, 2004.
+10	.04	2007 Value Creation Incentive Plan. Incorporated by reference to our current report on Form 8-K dated as of May 4, 2007 and filed on May 8, 2007.
+10	.05	2008 Value Creation Incentive Plan. Incorporated by reference to our Proxy Statement dated March 21, 2008.
+10	.06	Form of Restricted Stock Agreement under the 2007 Value Creation Incentive Plan. Incorporated by reference to our current report on Form 8-K dated as of August 1, 2007 and filed on August 6, 2007.
+10	.07	Form of Restricted Stock Agreement under the 2008 Value Creation Incentive Plan. Incorporated by reference to our current report on Form 8-K dated and filed on April 28, 2008.
+10	.08	2008 Directors’ Plan. Incorporated by reference to our Proxy Statement dated March 21, 2008.
+10	.09	Forms of Restricted Stock Unit Agreement under the 2008 Directors’ Plan. Incorporated by reference to our current report on Form 8-K dated and filed on April 28, 2008.
+10	.10	Letter Agreement, by and between the Company and Andrew Albert, dated as of April 24, 2006. Incorporated by reference to our current report on Form 8-K dated April 24, 2006 and filed April 25, 2006.
+10	.11*	Amended and Restated Change of Control and Severance Agreement, dated as of December 23, 2008 by and between Nashua Corporation and John L. Patenaude.
+10	.12	Employment Agreement, by and between Nashua Corporation and Thomas G. Brooker, dated as of March 12, 2006. Incorporated by reference to our current report on Form 8-K dated March 12, 2006 and filed on March 16, 2006.
+10	.13*	Amended and Restated Change of Control and Severance Agreement, by and between Nashua Corporation and Thomas G. Brooker, dated as of December 23, 2008.
+10	.14	Restricted Stock Agreements, by and between Nashua Corporation and Thomas G. Brooker, dated as of May 4, 2006. Incorporated by reference to our current report on Form 8-K dated May 4, 2006 and filed on May 5, 2006.
+10	.15	Employment Agreement, by and between Nashua Corporation and Todd McKeown, dated as of September 1, 2006. Incorporated by reference to our current report on Form 8-K dated August 17, 2006 and filed August 22, 2006.
+10	.16*	Amended and Restated Change of Control and Severance Agreement, by and between Nashua Corporation and Todd McKeown, dated as of December 23, 2008.
+10	.17	Restricted Stock Agreement, by and between the Company and Todd McKeown, dated as of September 1, 2006. Incorporated by reference to our Quarterly Report on Form 10-Q dated and filed November 3, 2006.
+10	.18*	Management Incentive Plan. Revised December 30, 2008.
10.19		Form of Indemnification Agreement between Nashua Corporation and its directors and executive officers. Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended September 27, 2002.
10	.20*	Executive officer 2009 salaries.
10	.21*	Summary of compensation arrangements with Directors.
21	.01*	Subsidiaries of the Registrant.
23	.01*	Consent of Independent Registered Public Accounting Firm.
31	.01*	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31	.02*	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.01*	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.02*	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	— Filed herewith.

+	— Identifies exhibits constituting management contracts or compensatory plans or other arrangements required to be filed as an exhibit to this annual report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nashua Corporation

By:	/s/ John L. Patenaude
John L. Patenaude
Vice President-Finance and
Chief Financial Officer

Date: March 31, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas G. Brooker Thomas G. Brooker	President and Chief Executive Officer (principal executive officer)	March 31, 2009

/s/ John L. Patenaude John L. Patenaude	Vice President-Finance and Chief Financial Officer (principal financial officer)	March 31, 2009

/s/ Margaret M. Callan Margaret M. Callan	Corporate Controller and Chief Accounting Officer (principal accounting officer)	March 31, 2009

/s/ Andrew B. Albert Andrew B. Albert	Chairman of the Board	March 31, 2009

/s/ L. Scott Barnard L. Scott Barnard	Director	March 31, 2009

/s/ Clinton J. Coleman Clinton J. Coleman	Director	March 31, 2009

/s/ Avrum Gray Avrum Gray	Director	March 31, 2009

/s/ Michael T. Leatherman Michael T. Leatherman	Director	March 31, 2009

/s/ George R. Mrkonic, Jr. George R. Mrkonic, Jr.	Director	March 31, 2009

/s/ Mark E. Schwarz Mark E. Schwarz	Director	March 31, 2009