Form 10-Q
period 2009-04-03
NASHUA CORP
filed 2009-05-15
CIK 69680

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 3, 2009
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
Yes: ☑ No: ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes: ☐ No: ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes: ☐ No: ☑
     The number of shares outstanding of the registrant’s common stock, as of May 8, 2009:

Class	Number of Shares
Common Stock, $1.00 par value	5,567,737

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
NASHUA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	April 3, 2009	December 31,
	(Unaudited)	2008
	(In thousands)
ASSETS:
Current assets:
Cash and cash equivalents	$—	$1,592
Accounts receivable	25,513	27,469
Inventories:
Raw materials	9,304	8,902
Work in process	3,633	3,329
Finished goods	8,142	9,554

	21,079	21,785
Other current assets	7,089	5,599

Total current assets	53,681	56,445

Plant and equipment	70,503	70,264
Accumulated depreciation	(51,083)	(50,110)

	19,420	20,154

Goodwill	17,374	17,374
Intangibles, net of amortization	248	260
Other assets	4,444	5,970

Total assets	$95,167	$100,203

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$13,556	$11,968
Accrued expenses	7,794	8,900
Borrowings under revolving line of credit	2,575	—
Current maturities of long-term debt	—	8,125
Current maturities of notes payable to related parties	13	18

Total current liabilities	23,938	29,011

Long-term debt	2,800	2,800
Other long-term liabilities	46,966	46,879

Total long-term liabilities	49,766	49,679

Commitments and contingencies (see Note 5)
Shareholders’ equity:
Common stock	5,600	5,608
Additional paid-in capital	15,351	15,076
Retained earnings	39,388	39,705
Accumulated other comprehensive loss:
Minimum pension liability adjustment, net of tax	(38,876)	(38,876)

Total shareholders’ equity	21,463	21,513

Total liabilities and shareholders’ equity	$95,167	$100,203

See accompanying notes.

NASHUA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	April 3,	March 28,
	2009	2008
	(In thousands, except per share data)
Net sales	$62,478	$63,926
Cost of products sold	53,588	54,068

Gross margin	8,890	9,858
Selling, distribution, general and administrative expenses	8,986	10,013
Research and development expenses	147	186
(Income) loss from equity investments	(2)	37
Interest expense	165	163
Interest income	(1)	(48)
Change in fair value of interest rate swap	121	360
Other income	(209)	(264)

Loss before income tax benefit	(317)	(589)
Benefit for income taxes	—	(236)

Net loss	$(317)	$(353)

Basic earnings per share:
Net loss per common share	$(0.06)	$(0.07)

Average common shares	5,314	5,396

See accompanying notes.

NASHUA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	April 3,	March 28,
	2009	2008
	(In thousands)
Cash flows from operating activities:
Net loss	$(317)	$(353)
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	985	1,051
Amortization of deferred gain	(169)	(168)
Change in fair value of interest rate swap	121	360
Stock based compensation	267	98
Excess tax benefit from exercised stock based compensation	—	(4)
Equity in (gain) loss from unconsolidated joint ventures	(2)	37
Contributions to pension plans	(260)	(11)
Change in operating assets and liabilities	3,577	(4,159)

Cash provided by (used in) operating activities	4,202	(3,149)

Cash flows from investing activities:
Investment in plant and equipment	(239)	(525)

Cash used in investing activities	(239)	(525)

Cash flows from financing activities:
Net proceeds from revolving portion of long-term debt	2,575	—
Repayment of term loan	(8,125)	—
Repayment of notes payable to related parties	(5)	(5)
Proceeds from shares exercised under stock option plans	—	27
Excess tax benefit from exercised stock based compensation	—	4

Cash (used in) provided by financing activities	(5,555)	26

Decrease in cash and cash equivalents	(1,592)	(3,648)
Cash and cash equivalents at beginning of period	1,592	7,388

Cash and cash equivalents at end of period	$—	$3,740

Supplemental disclosures of cash flow information:
Interest paid	$208	$164

Income taxes paid, net	$31	$21

See accompanying notes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1: Basis of Presentation and Liquidity
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying financial statements contain all adjustments consisting of normal recurring accruals necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The accompanying financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008.
Liquidity
We had $29.7 million of working capital at April 3, 2009. We believe that our working capital amounts at April 3, 2009, along with cash expected to be generated from operating activities as well as borrowings available under the revolving line of credit, are adequate to allow us to meet our obligations during 2009. In the event our results of operations do not meet forecasted results and therefore impact financial covenants with our lender, we believe there are alternative forms of financing available to us. There can be no assurance, however, that such financing will be available on conditions acceptable to us. In the event such financing is not available to us, we believe we can effectively manage operating and financial obligations by adjusting the timing of working capital components.
Note 2: Acquired Intangible Assets
Details of acquired intangible assets are as follows:

	As of April 3, 2009
			Weighted
	Gross		Average
	Carrying	Accumulated	Amortization
(In thousands)	Amount	Amortization	Period
Trademarks and tradenames	$211	$105	15 years
Customer relationships and lists	829	687	12 years

	$1,040	$792

Amortization Expense:
For the three months ended April 3, 2009		$12
Estimated for the year ending December 31, 2009		$47
Estimated for the year ending December 31, 2010		$39
Estimated for the year ending December 31, 2011		$34
Estimated for the year ending December 31, 2012		$31
Estimated for the year ending December 31, 2013		$30
Estimated for the year ending December 31, 2014		$28
Estimated for the year ending December 31, 2015 and thereafter		$51

Note 3: Pension and Postretirement Benefits
Net periodic pension and postretirement benefit costs for the quarters ended April 3, 2009 and March 28, 2008 for the plans include the following components:

	Pension Benefits for the		Postretirement Benefits for the
	three months ended		three months ended
	April 3,	March 28,	April 3,	March 28,
	2009	2008	2009	2008
	(In thousands)
Components of net periodic (income) cost
Service cost	$125	$125	$—	$—
Interest cost	1,487	1,480	5	7
Expected return on plan assets	(1,634)	(1,634)	—	—
Amortization of prior service cost	1	1	(17)	(17)
Recognized net actuarial (gain)/loss	578	343	(22)	(21)

Net periodic (income) cost	$557	$315	$(34)	$(31)

We funded the pension plans $.3 million in the first quarter of 2009 and we anticipate making a total contribution of up to $2.9 million to our pension plans in 2009.
Note 4: Segment and Related Information
The following table presents information about our reportable segments.

	Net Sales		Gross Margin
	Three Months Ended		Three Months Ended
	April 3,	March 28,	April 3,	March 28,
	2009	2008	2009	2008
	(In thousands)
Label Products	$27,187	$26,026	$2,883	$3,805
Specialty Paper Products	35,752	38,588	5,400	5,893
All other	1,594	1,093	607	166
Reconciling items:
Eliminations	(2,055)	(1,781)	—	(6)

Consolidated	$62,478	$63,926	$8,890	$9,858

Note 5: Contingencies
Environmental
We are involved in certain environmental matters and have been designated by the Environmental Protection Agency, referred to as the EPA, as a potentially responsible party for certain hazardous waste sites. In addition, we have been notified by certain state environmental agencies that we may bear responsibility for remedial action at other sites which have not been addressed by the EPA. The sites at which we may have remedial responsibilities are in various stages of investigation and remediation. Due to the unique physical characteristics of each site, the remedial technology employed, the extended timeframes of each remediation, the interpretation of applicable laws and regulations and the financial viability of other potential participants, our ultimate cost of remediation is difficult to estimate. Accordingly, our estimates of such costs could either increase or decrease in the future due to changes in such factors. At April 3, 2009, based on the facts currently known and our prior experience with these matters, we have concluded that it is probable that site assessment, remediation and monitoring costs will be incurred. We have estimated a range for these costs of $.6 million to $.9 million for continuing operations. These estimates could increase if other potentially responsible parties or our insurance carriers are unable or unwilling to bear their allocated share and cannot be compelled to do so. At April 3, 2009, our accrual balance relating to environmental matters was $.6 million for continuing operations. Based on information currently available, we believe that it is probable that the major potentially responsible parties will fully pay the costs apportioned to them. We believe that our remediation expense is not likely to have a material adverse effect on our consolidated financial position or results of operations.

State Street Bank and Trust
On October 24, 2007, the Nashua Pension Plan Committee filed a Class Action Complaint in the United States District Court for the District of Massachusetts against State Street Bank and Trust, State Street Global Advisors, Inc. and John Does 1-20, referred to collectively as State Street. On January 14, 2008, the Nashua Pension Plan Committee filed a revised Complaint with the United States District Court for the Southern District of New York against the same defendants. The Complaint alleges that the defendants violated their obligations as fiduciaries under the Employment Retirement Income Securities Act of 1974, referred to as ERISA.
On February 7, 2008, the Court consolidated our action with other pending ERISA actions and appointed the Nashua Pension Plan Committee as one of the lead plaintiffs in the consolidated action. On August 22, 2008, the lead plaintiffs filed a consolidated amended complaint. On October 17, 2008, State Street filed an answer and included a counterclaim against the trustees of the named plaintiff plans, including the trustees of Nashua’s Pension Plan Committee, asserting that to the extent State Street is liable to the plans, the trustees are liable to State Street for contribution and/or indemnification in the amount of any payment by State Street in excess of State Street’s share of liability. On December 22, 2008, State Street filed an amended counterclaim against the trustees maintaining their allegations concerning contribution and/or indemnification and adding a claim for breach of fiduciary duty. On March 3, 2009, the trustees filed a motion to dismiss the counterclaim. We believe the counterclaim is without merit and the trustees intend to vigorously defend against the counterclaim. Discovery commenced in March 2008 and is ongoing.
Other
We are involved in various other lawsuits, claims and inquiries, most of which are routine to the nature of our business. In the opinion of our management, the resolution of these matters will not materially affect us.
Note 6: Fair Value Measurements
In the first quarter of 2009, we adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements, (FAS 157) for our nonfinancial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis. This adoption did not have a material impact on our financial position or results of operations.
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
The following table sets forth the financial liability as of April 3, 2009 that we measured at fair value on a recurring basis by level within the fair value hierarchy. As required by FAS 157, assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement.

Fair Value Measurements at April 3, 2009 Using
	Total Carrying	Quoted prices in	Significant other	Significant
	Value at	active markets	observable inputs	unobservable inputs
(in thousands of dollars)	April 3, 2009	(Level 1)	(Level 2)	(Level 3)
Interest rate swap liability	$707	$—	$707	$—
The fair value of the interest rate swap was derived from a discounted cash flow analysis based on the terms of the contract and the forward interest rate curve adjusted for our credit risk.

Note 7: Goodwill
Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (FAS 142), requires that we test goodwill for impairment on an annual basis and on an interim basis when circumstances change between annual tests that would more-likely-than-not reduce the fair value of the reporting unit below its carrying value, and to write down goodwill and non-amortizable intangible assets when impaired. Our annual impairment date is the fourth quarter of each year. This assessment requires us to estimate the fair market value of each of our reporting units and recognize an impairment when the calculated fair market value is less than our carrying value.
The current business climate related to the ongoing economic crisis caused us to re-evaluate our current projections as well as expected market multiples during the first quarter of 2009. As a result, we performed an interim impairment test as of April 3, 2009, using a discounted cash flow model. Based on our assessment, we determined that the fair value of the reporting unit exceeded the carrying value and therefore no impairment was necessary. The carrying amount of goodwill for our Label Products business was $17.4 million at April 3, 2009.
Note 8: New Accounting Pronouncement
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurement (FAS 157). This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. In February 2008, the FASB issued Staff Position (“FSP”) No. 157-2, delaying the effective date of FAS 157 for nonfinancial assets and nonfinancial liabilities for one year.
Effective January 1, 2009, the first day of our current fiscal year, we adopted the provisions of FAS 157 for our nonfinancial assets and nonfinancial liabilities. The adoption did not have a material impact on our consolidated financial position, operations and cash flows.
In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (FAS 141R). FAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. The standard also establishes disclosure requirements to enable the evaluation for the nature and financial effects of the business combination. The requirements of FAS 141R were effective for our fiscal year beginning January 1, 2009. The adoption of FAS 141R did not have a material impact on our financial statements at April 3, 2009.
Note 9: Subsequent Event
On May 6, 2009, we entered into an Agreement and Plan of Merger with Cenveo, Inc. and NM Acquisition Corp., a wholly owned subsidiary of Cenveo, referred to as Merger Sub, pursuant to which either: (i) Merger Sub will merge with and into us, and we will continue as the surviving entity, or (ii) under certain circumstances, we will merge with and into Merger Sub, and Merger Sub will continue as the surviving entity (either (i) or (ii), as applicable, referred to as the Merger). Upon consummation of the Merger, the surviving entity will be a wholly owned subsidiary of Cenveo. Consummation of the merger is subject to the approval of the Merger Agreement by our shareholders. The Merger is expected to close during the summer of 2009.
At the effective time of the Merger, referred to as the Effective Time, each issued and outstanding share of our common stock, other than shares owned by Cenveo or Merger Sub, will be converted into the right to receive (i) $0.75 in cash without interest, referred to as the Cash Consideration, and (ii) a number of shares of Cenveo’s common stock, referred to as the Stock Consideration and together with the Cash Consideration, the Merger Consideration, equal to the quotient obtained by dividing $6.130 by the volume weighted average price per share of Cenveo common stock on fifteen days selected by lot out of the thirty trading days ending on and including the second trading day immediately prior to the closing date of the Merger (that average is referred to as the Cenveo Stock Measurement Price). However, if the Cenveo Stock Measurement Price is equal to or less than $3.750, then the Stock Consideration will be equal to 1.635 shares of Cenveo common stock and if the Cenveo Stock Measurement Price is greater than or equal to $5.250, then the Stock Consideration will be equal to 1.168 shares of Cenveo common stock.
At the Effective Time, each unvested share of our common stock subject to restrictions contained in a restricted stock award agreement made pursuant to one of our stock plans, referred to as Restricted Shares, will be cancelled and converted and will be exchanged for the Merger Consideration in the same manner as our common stock. The Merger Consideration issued with respect to the Restricted Shares will remain subject to the same terms and conditions set forth in the applicable stock plan. Any cash payments to be made with respect to the Restricted Shares will only be made upon the attainment of certain adjusted performance targets with respect to Cenveo common stock, as specified in the Merger Agreement.

Also at the Effective Time, each outstanding option to purchase our common stock granted under certain of our stock plans will be assumed by Cenveo. Each such outstanding option shall be exercisable for shares of Cenveo common stock in accordance with a formula set forth in the Merger Agreement.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read along with our 2008 Form 10-K filed with the Securities and Exchange Commission, and with the unaudited condensed consolidated financial statements included in this Form 10-Q.
Recent Development
On May 6, 2009, we entered into an Agreement and Plan of Merger with Cenveo, Inc. and NM Acquisition Corp., a wholly owned subsidiary of Cenveo, referred to as Merger Sub, pursuant to which either: (i) Merger Sub will merge with and into us, and we will continue as the surviving entity, or (ii) under certain circumstances, we will merge with and into Merger Sub, and Merger Sub will continue as the surviving entity (either (i) or (ii), as applicable, referred to as the Merger). Upon consummation of the Merger, the surviving entity will be a wholly owned subsidiary of Cenveo. Consummation of the merger is subject to the approval of the Merger Agreement by our shareholders. The Merger is expected to close during the summer of 2009.
At the effective time of the Merger, referred to as the Effective Time, each issued and outstanding share of our common stock, other than shares owned by Cenveo or Merger Sub, will be converted into the right to receive (i) $0.75 in cash without interest, referred to as the Cash Consideration, and (ii) a number of shares of Cenveo’s common stock, referred to as the Stock Consideration and together with the Cash Consideration, the Merger Consideration, equal to the quotient obtained by dividing $6.130 by the volume weighted average price per share of Cenveo common stock on fifteen days selected by lot out of the thirty trading days ending on and including the second trading day immediately prior to the closing date of the Merger (that average is referred to as the Cenveo Stock Measurement Price). However, if the Cenveo Stock Measurement Price is equal to or less than $3.750, then the Stock Consideration will be equal to 1.635 shares of Cenveo common stock and if the Cenveo Stock Measurement Price is greater than or equal to $5.250, then the Stock Consideration will be equal to 1.168 shares of Cenveo common stock.
At the Effective Time, each unvested share of our common stock subject to restrictions contained in a restricted stock award agreement made pursuant to one of our stock plans, referred to as Restricted Shares, will be cancelled and converted and will be exchanged for the Merger Consideration in the same manner as our common stock. The Merger Consideration issued with respect to the Restricted Shares will remain subject to the same terms and conditions set forth in the applicable stock plan. Any cash payments to be made with respect to the Restricted Shares will only be made upon the attainment of certain adjusted performance targets with respect to Cenveo common stock, as specified in the Merger Agreement.
Also at the Effective Time, each outstanding option to purchase our common stock granted under certain of our stock plans will be assumed by Cenveo. Each such outstanding option shall be exercisable for shares of Cenveo common stock in accordance with a formula set forth in the Merger Agreement.
Results of Operations For the First Quarter of 2009 Compared to the First Quarter of 2008

	First Quarter	First Quarter
	2009	2008
	(in millions)
Net sales	$62.5	$63.9
Gross margin (% of net sales)	14.2%	15.4%
Distribution expenses	$2.8	$3.4
Selling expenses	$2.6	$2.9
General and administrative expenses	$3.6	$3.8
Research and development expenses	$.2	$.2
Interest expense, net	$.3	$.5
Other income	$(.2)	$(.3)
Loss before income taxes	$(.3)	$(.6)
Net loss	$(.3)	$(.4)
Depreciation and amortization	$1.0	$1.1
Investment in plant and equipment	$.2	$.5

Our net sales decreased $1.4 million, or 2.2 percent, to $62.5 million for the first quarter of 2009 compared to $63.9 million for the first quarter of 2008. The decrease was due to decreased sales in our Specialty Paper Products segment which more than offset increased sales in our Label Products segment.
Our gross margin as a percentage of net sales decreased to 14.2 percent for the first quarter of 2009 compared to 15.4 percent for the first quarter of 2008. The decrease was due to decreased margin percentages in both our Label Products and Specialty Paper Products segments. Gross margin decreased $1.0 million to $8.9 million for the first quarter of 2009 compared to $9.9 million for the first quarter of 2008 which was the result of lower margins in both our Label Products and Specialty Paper Products segments.
Distribution expenses decreased $.6 million to $2.8 million for the first quarter of 2009 compared to $3.4 million for the first quarter of 2008. The decrease was primarily due to the closure of our Cranbury, New Jersey distribution facility, which occurred in the second quarter of 2008, lower fuel prices and lower sales volume. As a percentage of sales, distribution expenses decreased from 5.3 percent for the first quarter of 2008 to 4.5 percent for the first quarter of 2009.
Selling expenses decreased $.3 million from $2.9 million for the first quarter of 2008 to $2.6 million for the first quarter of 2009. The decrease was primarily the result of lower salary and employee benefit costs due to reduced headcount and lower commission and travel expenses. As a percentage of sales, selling expenses decreased from 4.5 percent for the first quarter of 2008 to 4.2 percent for the first quarter of 2009.
General and administrative expenses decreased $.2 million from $3.8 million for the first quarter of 2008 to $3.6 million for the first quarter of 2009. The decrease was primarily due to lower salary and employee benefit costs related to reduced headcount and lower professional fees. As a percentage of sales, general and administrative expenses decreased from 5.9 percent for the first quarter of 2008 to 5.8 percent for the first quarter of 2009.
Research and development expenses remained relatively unchanged at $.2 million for first quarters of both 2008 and 2009.
Net interest expense decreased $.2 million to $.3 million for the first quarter of 2009 compared to $.5 million for the first quarter of 2008. The decrease was primarily the result of $.2 million decrease in the expense related to the change in fair value of our interest rate swap.
Other income decreased $.1 million to $.2 million for the first quarter of 2009 compared to $.3 million for the first quarter of 2008. The decrease was due to a decrease in royalty income related to our sale of toner formulations.
The estimated annual effective income tax rate for continuing operations was zero percent for the first quarter of 2009 and 40.1 percent (benefit) for the first quarter of 2008. The estimated rates for 2008 are higher than the U.S. statutory rate principally due to the impact of state income taxes. We increased the valuation reserve in the first quarter of 2009 to offset the tax benefit of the loss.
Our net loss for the first quarter of 2009 was $.3 million, or $0.06 per share, compared to a net loss of $.4 million, or $0.07 per share, for the first quarter of 2008.
Results of Operations by Reportable Segment For the First Quarter of 2009 Compared to the First Quarter of 2008
Label Products Segment

	First Quarter	First Quarter
	2009	2008
	(in millions)
Net sales	$27.2	$26.0
Gross margin %	10.6%	14.6%
Depreciation and amortization	$.4	$.5
Investment in plant and equipment	$.1	$.1
Net sales for our Label Products segment increased $1.2 million, or 4.6 percent, to $27.2 million for the first quarter of 2009 compared to $26.0 million for the first quarter of 2008. The increase is primarily due to increases of $1.0 million in our pharmacy product line, $1.1 million in our automatic identification product line as the result of net business gains, $.3 million in our ticket product line and $.4 million in miscellaneous other product lines, offset by decreases of $.9 million in our supermarket scale product line due to the loss of business, $.4 million in our retail shelf product line and $.3 million in our EDP product line.

Gross margin for our Label Products segment decreased $.9 million to $2.9 million for the first quarter of 2009 compared to $3.8 million for the first quarter of 2008. As a percentage of net sales, the gross margin percentage decreased from 14.6 percent for the first quarter of 2008 to 10.6 percent for the first quarter of 2009. The decrease in gross margin was primarily attributable to increased manufacturing expenses, including overtime related to employee training, higher material waste, and repair and maintenance cost related to the transfer of the Jacksonville, Florida manufacturing operations into our Jefferson City, Tennessee and Omaha, Nebraska manufacturing centers. The incremental cost relates to the learning curve for products which were not previously manufactured in the Nebraska and Tennessee locations.
Specialty Paper Products Segment

	First Quarter	First Quarter
	2009	2008
	(in millions)
Net sales	$35.8	$38.6
Gross margin %	15.1%	15.3%
Depreciation and amortization	$.5	$.5
Investment in plant and equipment	$.1	$.1
Net sales for our Specialty Paper Products segment decreased $2.8 million, or 7.3 percent, to $35.8 million for the first quarter of 2009 from $38.6 million for the first quarter of 2008. The decrease is primarily the result of decreases of $1.9 million in our Wide Format product line as a result of softness in the construction industry, $.4 million in our dry gum product line and $.4 million in our heatseal product line and $1.4 million in other product lines. The decreases were partially offset by increases of $.5 million in our IBM branded products, $.4 million in our thermal point of sale product line and $.4 million in our thermal ticket and tag product line as the result of increased business to existing customers.
Gross margin for our Specialty Paper Products segment decreased $.5 million to $5.4 million for the first quarter of 2009 from $5.9 million for the first quarter of 2008. As a percentage of net sales, the gross margin percentage decreased from 15.3 percent for the first quarter of 2008 to 15.1 percent for the first quarter of 2009. The decrease in gross margin was primarily due to the volume shortfall and competitive pricing in the marketplace.
Liquidity, Capital Resources and Financial Condition
Cash and cash equivalents decreased $1.6 million during the first quarter of 2009. Cash from operations of $4.2 million was more than offset by cash used in investing activities of $.2 million and cash used in financing activities of $5.6 million. Our cash flows from continuing and discontinuing operations are combined in our consolidated statements of cash flows.
Cash provided by operations of $4.2 million for the first quarter of 2009 resulted primarily from changes in operating assets and liabilities. The change in operating assets and liabilities of $3.5 million was primarily due to an increase of $1.6 million in accounts payable, a decrease in accounts receivable of $2.0 million and a $.7 million decrease in inventory which was partially offset by a $1.2 million decrease in accrued expenses. In addition, cash provided by operations included our net loss of $.3 million, which was impacted by non-cash charges of $1.0 million for depreciation and amortization, stock-based compensation, and non-cash income related to the amortization of the deferred gain on the sale of our Merrimack, New Hampshire property.
Cash used in investing activities of $.2 million related to cash used for investments in fixed assets.
Cash used in financing activities of $5.6 million related primarily to the $8.1 million repayment of our term loan offset by $2.6 million proceeds from our revolving credit facility.
On March 30, 2009, we entered into an amendment to our credit facility with Bank of America that, among other things, changed the termination date of the agreement to March 29, 2010 from March 30, 2012, reduced the amount of the revolving credit facility from $28 million to $15 million until June 30, 2009 and $17 million thereafter, increased the interest rate on borrowings to LIBOR plus 335 basis points or prime plus 110 basis points, and limited our annual capital expenditures to $2 million. Pursuant to the amendment, Bank of America waived our non-compliance with the fixed charge coverage ratio and the funded debt to adjusted EBITDA ratio financial covenants at December 31, 2008, and amended the terms of those covenants for the quarter ending April 3, 2009 and subsequent periods. At April 3, 2009, we were in compliance with the covenants under our credit facility.

Future cash flows will be affected by our 2009 planned contribution to our pension plans of up to $2.9 million. We plan to fund this requirement through cash flows from operations and our revolving credit facility.
We had $29.7 million of working capital at April 3, 2009. We believe that our working capital amounts at April 3, 2009, along with cash expected to be generated from operating activities as well as borrowings available under the revolving line of credit, are adequate to allow us to meet our obligations during 2009. In the event our results of operations do not meet forecasted results and therefore impact financial covenants with our lender, we believe there are alternative forms of financing available to us. There can be no assurance, however, that such financing will be available on conditions acceptable to us. In the event such financing is not available to us, we believe we can effectively manage operating and financial obligations by adjusting the timing of working capital components.
Cautionary Note Regarding Forward-Looking Statements
Information we provide in this Form 10-Q may contain forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995. We may also make forward-looking statements in other reports we file with the Securities and Exchange Commission, in materials we deliver to stockholders and in our press releases. In addition, our representatives may, from time to time, make oral forward-looking statements. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that is not directly related to historical or current fact. Words such as “estimates,” “can,” “plan,” “may” and similar expressions are intended to identify such forward-looking statements. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated. Such risks and uncertainties include, but are not limited to, the announcement and pendency of the planned acquisition by Cenveo, our future capital needs, stock market conditions, the price of our stock, fluctuations in customer demand, intensity of competition from other vendors, timing and acceptance of our new product introductions, general economic and industry conditions, delays or difficulties in programs designed to increase sales and improve profitability, the possibility of a final award of material damages in our pending litigation, goodwill impairment, and other risks detailed in this Form 10-Q in our filings with the Securities and Exchange Commission. The information set forth in this Form 10-Q should be read in light of such risks. We assume no obligation to update the information contained in this Form 10-Q or to revise our forward-looking statements.
ITEM 4T. CONTROLS AND PROCEDURES
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of April 3, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of April 3, 2009, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended April 3, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Environmental
We are involved in certain environmental matters and have been designated by the Environmental Protection Agency, referred to as the EPA, as a potentially responsible party for certain hazardous waste sites. In addition, we have been notified by certain state environmental agencies that we may bear responsibility for remedial action at other sites which have not been addressed by the EPA. The sites at which we may have remediation responsibility are in various stages of investigation and remediation. Due to the unique physical characteristics of each site, the remediation technology employed, the extended timeframes of each remediation, the interpretation of applicable laws and regulations and the financial viability of other potential participants, our ultimate cost of remediation is difficult to estimate. Accordingly, our estimates of such costs could either increase or decrease in the future due to changes in such factors. At April 3, 2009, based on the facts currently known and our prior experience with these matters, we have concluded that it is probable that site assessment, remediation and monitoring costs will be incurred. We have estimated a range for these costs of $.6 million to $.9 million for continuing operations. These estimates could increase if other potentially responsible parties or our insurance carriers are unable or unwilling to bear their allocated share and cannot be compelled to do so. At April 3, 2009, our accrual balance relating to environmental matters was $.6 million for continuing operations. Based on information currently available, we believe that it is probable that the major potentially responsible parties will fully pay the costs apportioned to them. We believe that our remediation expense is not likely to have a material adverse effect on our consolidated financial position or results of operations.
State Street Bank and Trust
On October 24, 2007, the Nashua Pension Plan Committee filed a Class Action Complaint in the United States District Court for the District of Massachusetts against State Street Bank and Trust, State Street Global Advisors, Inc. and John Does 1-20, referred to collectively as State Street. On January 14, 2008, the Nashua Pension Plan Committee filed a revised Complaint with the United States District Court for the Southern District of New York against the same defendants. The Complaint alleges that the defendants violated their obligations as fiduciaries under the Employment Retirement Income Securities Act of 1974, referred to as ERISA.
On February 7, 2008, the Court consolidated our action with other pending ERISA actions and appointed the Nashua Pension Plan Committee as one of the lead plaintiffs in the consolidated action. On August 22, 2008, the lead plaintiffs filed a consolidated amended complaint. On October 17, 2008, State Street filed an answer and included a counterclaim against the trustees of the named plaintiff plans, including the trustees of Nashua’s Pension Plan Committee, asserting that to the extent State Street is liable to the plans, the trustees are liable to State Street for contribution and/or indemnification in the amount of any payment by State Street in excess of State Street’s share of liability. On December 22, 2008, State Street filed an amended counterclaim against the trustees maintaining their allegations concerning contribution and/or indemnification and adding a claim for breach of fiduciary duty. On March 3, 2009, the trustees filed a motion to dismiss the counterclaim. We believe the counterclaim is without merit and the trustees intend to vigorously defend against the counterclaim. Discovery commenced in March 2008 and is ongoing.
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
The announcement and pendency of our agreement to be acquired by Cenveo, Inc. could adversely affect our business.
On May 6, 2009, we entered into a Merger Agreement with Cenveo and NM Acquisition Corp., a wholly owned subsidiary of Cenveo (the “Merger Sub”) pursuant to which we and Merger Sub will be merged and the entity that survives that Merger, determined in accordance with the Merger Agreement, will become a wholly owned subsidiary of Cenveo. The announcement and pendency of the Merger could cause disruptions in our business, including affecting our relationship with our customers, vendors and employees, which could have an adverse effect on our business, financial results and operations. Among other things, the pending Merger could have an adverse effect on our revenue in the near term if customers delay, defer, or cancel purchases pending consummation of the Merger, activities relating to the Merger and related uncertainties divert our management’s attention from our day-to-day business operations or we have difficulty retaining our employees. In addition, we have incurred, and will continue to incur, significant fees for professional services and other transaction costs in connection with the Merger and many of these fees and costs are payable by us regardless of whether we consummate the transaction.
The failure to consummate the Merger could adversely affect our business.
There is no assurance that the Merger with Cenveo or any other transaction will occur. Consummation of the transaction is subject to customary closing conditions, including the approval of the Merger Agreement by our shareholders. If the proposed Merger or a similar transaction is not completed, the share price of our common stock may change to the extent that the current market price of our common stock reflects an assumption that a transaction will be consummated. In addition, under circumstances set forth in Section 7.2(b) of the Merger Agreement, we may be required to pay a termination fee of up to $1,300,000 and, in certain circumstances reimburse reasonable out-of-pocket fees and expenses of Cenveo of not more than $800,000 incurred with respect to the transactions contemplated by the Merger Agreement. However, we will not be required to pay any termination fee or reimburse Cenveo for any expenses incurred in connection with the transaction in the event that our shareholders do not approve the Merger Agreement, either we or Cenveo decide to terminate the Merger Agreement and we do not enter into a definitive agreement for certain other types of transactions in the twelve months subsequent to the date of such termination.
We face significant competition and may be impacted by the financial crisis in the global economy.
The markets for our products are highly competitive, and our ability to effectively compete in those markets is critical to our future success. Our future performance and market position depend on a number of factors, including our ability to react to competitive pricing pressures, our ability to hire qualified sales personnel, our ability to maintain competitive manufacturing costs, our ability to introduce new products and services to the market and our ability to react to the commoditization of products. Our performance could also be impacted by external factors, such as:
•	deteriorating general economic conditions, which result in lower sales or movement of products by our customers causing our sales to decline;

•	increasing pricing pressures from competitors in the markets for our products;

•	a faster decline than anticipated in the more mature, higher margin product lines, such as EDP labels, bond, carbonless, ribbons, heat seal and dry gum products, due to changing technologies and a decrease in demand due to slowness in the economy;

•	natural disasters such as hurricanes, floods, earthquakes and pandemic events, which could cause our customers to close a number or all of their stores or operations for an extended period of time causing our sales to be reduced during the period of closure;

•	our ability to pass on raw material price increases to customers;

•	our ability to pass on increased freight cost due to fuel price increases during times of rising fuel prices; and

•	our ability to pass on manufacturing cost increases.
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
We have a diversified customer base but there are several individual customers that could, independently, impact our financial condition. The business risk associated with these customers relates to potential sales declines due to their individual business needs or loss of their business to competitors and increased credit risk due to the concentration of these customers.
We may be required to record a significant impairment charge if the carrying value of our goodwill exceeds its fair value.
Our share value and market capitalization have been significantly impacted by extreme volatility in the United States’ equity and credit markets and have recently been below our net book value. Under accounting principles generally accepted in the United States, we may be required to record an impairment charge if changes in circumstances or events indicate that the carrying values of our goodwill and intangible assets exceed their fair value and are not recoverable. Any significant and other than temporary decrease in our market capitalization could be an indicator that the carrying values of our goodwill exceed their fair value, which may result in our recording an impairment charge. In this time of economic uncertainty, we are unable to predict economic trends, but we continue to monitor the impact of changes in economic and financial conditions on our operations and on the carrying value of our goodwill and intangible assets. Should the value of our goodwill be impaired, our consolidated earnings and shareholders’ equity may be materially and adversely affected.

Our credit facility contains financial covenants, and our failure to comply with any of those covenants could materially and adversely impact us.
We amended our credit facility with Bank of America on March 30, 2009. Our credit facility, as amended, imposes operating restrictions on us in the form of financial covenants, including requirements that we maintain specified fixed charge coverage ratios and funded debt to adjusted EBITDA ratios. While at April 3, 2009 we were and we believe that we will remain in compliance with our financial covenants, in the event our results of operations do not meet forecasted results, in the future we may not be in compliance with our financial covenants. If we fail to comply with these financial covenants and do not obtain a waiver from our lender, we would be in default under the credit facility and our lender could terminate the credit facility and demand immediate repayment of all outstanding loans under the credit facility. The declaration of an event of default under the credit facility could have a material adverse effect on our business operations and financial condition, and we could find it difficult to obtain other bank lines or credit facilities on comparable terms. Even if alternative forms of financing are available to us, however, there can be no assurance that such financing will be available on terms and conditions acceptable to us.
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
Increases in raw material costs or the unavailability of raw materials may materially and adversely affect our profitability.
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
A decline in returns on the investment portfolio of our defined benefit plans and changes in mortality tables and interest rates could require us to increase cash contributions to the plans and negatively impact our financial statements.
Funding for the defined benefit pension plans we sponsor is determined based upon the funded status of the plans and a number of actuarial assumptions, including an expected long-term rate of return on plan assets and the discount rate utilized to compute pension liabilities. All of our defined benefit pension plan benefits are frozen. The defined benefit plans were underfunded as of December 31, 2008 by approximately $41.4 million after utilizing the actuarial methods and assumptions for purposes of Financial Accounting Standards (FAS) No. 87, Employers’ Accounting for Pensions, and FAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of FAS Nos. 87, 88, 106 and 132(R). As a result, we expect to experience an increase in our future cash contributions to our defined benefit pension plans. We contributed $4.9 million in 2008. In the event that actual results differ from the actuarial assumptions and the credit crisis in the current financial markets continue to negatively impact the valuation of our pension investments, the funded status of our defined benefit plans may deteriorate and any such resulting deficiency could result in additional charges to equity and against earnings and increase our required contributions and thereby impact our liquidity.
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
Litigation relating to our intellectual property rights could have a material and adverse impact on our business.
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

ITEM 6. EXHIBITS
31.01	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 15, 2009.

31.02	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 15, 2009.

32.01	Certificate of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 15, 2009.

32.02	Certificate of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 15, 2009.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NASHUA CORPORATION

(Registrant)

Date: May 15, 2009	By:	/s/ John L. Patenaude John L. Patenaude
Vice President-Finance and
Chief Financial Officer
(principal financial and duly authorized officer)