Form 10-Q
period 2009-07-03
NASHUA CORP
filed 2009-08-14
CIK 69680

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 3, 2009
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes: ☐            No: ☑
     The number of shares outstanding of the registrant’s common stock, as of August 7, 2009:

Class	Number of Shares
Common Stock, $1.00 par value	5,567,737

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
NASHUA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	July 3, 2009	December 31,
	(Unaudited)	2008
	(In thousands)
ASSETS:
Current assets:
Cash and cash equivalents	$—	$1,592
Accounts receivable	25,586	27,469
Inventories:
Raw materials	9,135	8,902
Work in process	1,900	3,329
Finished goods	9,040	9,554

	20,075	21,785
Other current assets	7,050	5,599

Total current assets	52,711	56,445

Plant and equipment	70,691	70,264
Accumulated depreciation	(52,063)	(50,110)

	18,628	20,154

Goodwill	17,374	17,374
Intangibles, net of amortization	236	260
Other assets	4,512	5,970

Total assets	$93,461	$100,203

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$14,906	$11,968
Accrued expenses	7,755	8,900
Borrowings under revolving line of credit	200	—
Current maturities of long-term debt	2,800	8,125
Current maturities of notes payable to related parties	5	18

Total current liabilities	25,666	29,011

Long-term debt	—	2,800
Other long-term liabilities	46,527	46,879

Total long-term liabilities	46,527	49,679

Commitments and contingencies (see Note 5)
Shareholders’ equity:
Common stock	5,568	5,608
Additional paid-in capital	15,519	15,076
Retained earnings	39,057	39,705
Accumulated other comprehensive loss:
Minimum pension liability adjustment, net of tax	(38,876)	(38,876)

Total shareholders’ equity	21,268	21,513

Total liabilities and shareholders’ equity	$93,461	$100,203

See accompanying notes.

NASHUA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	July 3,	June 27,	July 3,	June 27,
	2009	2008	2009	2008
	(In thousands, except per share data)
Net sales	$61,196	$67,003	$123,674	$130,929
Cost of products sold	52,334	55,676	105,922	109,744

Gross margin	8,862	11,327	17,752	21,185
Selling, distribution and administrative expenses	8,125	10,916	17,111	20,929
Research and development expenses	144	178	291	364
Special charges	1,235	—	1,235	—
Loss from equity investments	14	92	12	129
Interest expense	23	128	188	291
Interest income	—	(24)	(1)	(72)
Change in fair value of interest rate swap	22	(241)	143	119
Other income	(370)	(223)	(579)	(487)

Income (loss) before income taxes (benefit)	(331)	501	(648)	(88)
Provision (benefit) for income taxes	—	201	—	(35)

Net income (loss)	$(331)	$300	$(648)	$(53)

Basic earnings per share:
Net income (loss) per common share	$(0.06)	$0.06	$(0.12)	$(0.01)

Average common shares	5,317	5,412	5,316	5,404

Diluted earnings per share:
Net income (loss) per common share assuming dilution	$(0.06)	$0.05	$(0.12)	$(0.01)

Dilutive effect of common stock equivalents	—	106	—	—

Average common and potential common shares	5,317	5,518	5,316	5,404

See accompanying notes.

NASHUA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	July 3,	June 27,
	2009	2008
	(In thousands)

Cash flows from operating activities:
Net loss	$(648)	$(53)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	1,977	2,103
Amortization of deferred gain	(338)	(337)
Change in fair value of interest rate swap	143	119
Stock based compensation	403	360
Excess tax benefit from exercised stock based	—	(14)
Loss on equity investment	12	129
Contribution to pension plan	(946)	(1,714)
Change in operating assets and liabilities	6,254	18

Cash provided by operating activities	6,857	611

Cash flows from investing activities:
Investment in plant and equipment	(427)	(656)
Investment in unconsolidated equity investment	(84)	—

Cash used in investing activities	(511)	(656)

Cash flows from financing activities:
Net proceeds on revolving portion of long-term debt	200	—
Repayment on term loan	(8,125)	—
Repayment of notes payable to related parties	(13)	(15)
Proceeds from shares exercised under stock option plans	—	48
Excess tax benefit from exercised stock based compensation	—	14

Cash (used in) provided by financing activities	(7,938)	47

(Decrease) increase in cash and cash equivalents	(1,592)	2
Cash and cash equivalents at beginning of period	1,592	7,388

Cash and cash equivalents at end of period	$—	$7,390

Supplemental disclosures of cash flow information:
Interest paid	$242	$253

Income taxes paid, net	$44	$32

See accompanying notes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1: Basis of Presentation and Liquidity
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles, in the United States, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles, in the United States, for complete financial statements. In the opinion of management, the accompanying financial statements contain all adjustments consisting of normal recurring accruals necessary to present fairly the financial position, results of operations and cash flows for the periods presented. During the second quarter ended July 3, 2009, we recorded an adjustment to write off $709,000 for unsupported work in process inventory balances at two of our production facilities. We have evaluated the impact of these adjustments on the current and prior financial statements and have concluded the amounts are not material to our consolidated financial statements. The accompanying financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008.
Liquidity
We had $29.8 million of working capital at July 3, 2009. We believe that our working capital amounts at July 3, 2009, along with cash expected to be generated from operating activities as well as borrowings available under our revolving line of credit, are adequate to allow us to meet our obligations during 2009. In the event our results of operations do not meet forecasted results and therefore impact financial covenants with our lender, Bank of America, we believe there are alternative forms of financing available to us. There can be no assurance, however, that such financing will be available on conditions acceptable to us, or at all. In the event such financing is not available to us, we believe we can effectively manage operating and financial obligations by adjusting the timing of working capital components.
Note 2: Acquired Intangible Assets
Details of acquired intangible assets are as follows:

	As of July 3, 2009
			Weighted
	Gross		Average
	Carrying	Accumulated	Amortization
(In thousands)	Amount	Amortization	Period
Trademarks and tradenames	$211	$104	15 years
Customer relationships and lists	829	700	12 years

	$1,040	$804

Amortization Expense:
For the six months ended July 3, 2009		$24
Estimated for the year ending December 31, 2009		$47
Estimated for the year ending December 31, 2009		$39
Estimated for the year ending December 31, 2010		$34
Estimated for the year ending December 31, 2011		$31
Estimated for the year ending December 31, 2012		$30
Estimated for the year ending December 31, 2013		$28
Estimated for the year ending December 31, 2014 and thereafter		$51
Note 3: Pension and Postretirement Benefits
Net periodic pension and postretirement benefit costs for the quarters ended July 3, 2009 and June 27, 2008 for the plans include the following components:

	Pension Benefits for three		Postretirement Benefits
	months ended		for three months ended
	July 3,	June 27,	July 3,	June 27,
	2009	2008	2009	2008
		(In thousands)
Components of net periodic (income) cost
Service cost	$125	$125	$—	$—
Interest cost	1,487	1,480	5	7
Expected return on plan assets	(1,634)	(1,634)	—	—
Amortization of prior service cost	1	1	(17)	(17)
Recognized net actuarial (gain)/loss	578	343	(22)	(21)

Net periodic (income) cost	$557	$315	$(34)	$(31)

	Pension Benefits for six		Postretirement Benefits
	months ended		for six months ended
	July 3,	June 27,	July 3,	June 27,
	2009	2008	2009	2008
		(In thousands)
Components of net periodic (income) cost
Service cost	$250	$250	$—	$—
Interest cost	2,974	2,960	10	14
Expected return on plan assets	(3,268)	(3,268)	—	—
Amortization of prior service cost	2	2	(34)	(34)
Recognized net actuarial (gain)/loss	1,156	686	(44)	(42)

Net periodic (income) cost	$1,114	$630	$(68)	$(62)

We funded the pension plans $.9 million in the first six months of 2009 and we anticipate making a total contribution of up to $2.9 million to our pension plans in 2009.
Note 4: Segment and Related Information
The following table presents information about our reportable segments.

	Net Sales		Gross Margin
	Three Months Ended		Three Months Ended
	July 3,	June 27,	July 3,	June 27,
	2009	2008	2009	2008
		(In thousands)
Label Products	$27,615	$25,144	$2,881	$3,980
Specialty Paper Products	34,623	42,646	5,766	7,174
All other	890	920	258	188
Reconciling items:
Eliminations	(1,932)	(1,707)	(43)	(15)

Consolidated	$61,196	$67,003	$8,862	$11,327

	Net Sales		Gross Margin
	Six Months Ended		Six Months Ended
	July 3,	June 27,	July 3,	June 27,
	2009	2008	2009	2008
		(In thousands)
Label Products	$54,802	$51,170	$5,764	$7,785
Specialty Paper Products	70,375	81,234	11,166	13,067
All other	2,484	2,013	865	354
Reconciling items:
Eliminations	(3,987)	(3,488)	(43)	(21)

Consolidated	$123,674	$130,929	$17,752	$21,185

Note 5: Contingencies
Environmental
We are involved in certain environmental matters and have been designated by the Environmental Protection Agency, referred to as the EPA, as a potentially responsible party for certain hazardous waste sites. In addition, we have been notified by certain state environmental agencies that we may bear responsibility for remedial action at other sites which have not been addressed by the EPA. The sites at which we may have remedial responsibilities are in various stages of investigation and remediation. Due to the unique physical characteristics of each site, the remedial technology employed, the extended timeframes of each remediation, the interpretation of applicable laws and regulations and the financial viability of other potential participants, our ultimate cost of remediation is difficult to estimate. Accordingly, our estimates of such costs could either increase or decrease in the future due to changes in such factors. At July 3, 2009, based on the facts currently known and our prior experience with these matters, we have concluded that it is probable that site assessment, remediation and monitoring costs will be incurred. We have estimated a range for these costs of $.7 million to $.9 million for continuing operations. These estimates could increase if other potentially responsible parties or our insurance carriers are unable or unwilling to bear their allocated share and cannot be compelled to do so. At July 3, 2009, our accrual balance relating to environmental matters was $.7 million for continuing operations. Based on information currently available, we believe that it is probable that the major potentially responsible parties will fully pay the costs apportioned to them. We believe that our remediation expense is not likely to have a material adverse effect on our consolidated financial position or results of operations.
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
On February 7, 2008, the Court consolidated the Nashua Pension Plan Committee action with other pending ERISA actions and appointed the Nashua Pension Plan Committee as one of the lead plaintiffs in the consolidated action. On August 22, 2008, the lead plaintiffs filed a consolidated amended complaint. The complaint alleges that State Street failed to loyally and prudently manage assets in certain bond funds, and seeks to recover the investment losses caused by State Street’s alleged breach of its fiduciary duties. The aggregate damages suffered by the proposed class have not been adjudicated but are estimated to be in the hundreds of millions of dollars.
On October 17, 2008, State Street filed an answer and included a counterclaim against the trustees of the named plaintiff plans, including the trustees of Nashua’s Pension Plan Committee, asserting that to the extent State Street is liable to the plans, the trustees are liable to State Street for contribution and/or indemnification in the amount of any payment by State Street in excess of State Street’s share of liability, including fees and costs suffered by State Street in connection with the claims asserted in the Complaint. On December 22, 2008, State Street filed an amended counterclaim against the trustees maintaining their allegations concerning contribution and/or indemnification and adding a claim for breach of fiduciary duty. The breach of fiduciary duty claim seeks to restore the losses suffered by the Plans.

In the opinion of Nashua’s management, the resolution of the counterclaim will not materially affect Nashua.
On March 3, 2009, the trustees filed a motion to dismiss the counterclaim. Nashua believes the counterclaim is without merit and the trustees intend to vigorously defend against the counterclaim.
Discovery commenced in March 2008 and is ongoing.
Merger Litigation
On May 20, 2009, two putative class action complaints challenging the merger were filed in New Hampshire Superior Court for Hillsborough County: Joel Gerber v. Nashua Corporation, et al., No. 09-C-307, and Oscar Schapiro v. Nashua Corporation et al., No. 09-E-0148. The two suits were subsequently removed to the United States District Court for the District of New Hampshire and consolidated into one action, In re Nashua Corporation S’Holders Litigation, No. 09-cv-188-SM.
On June 18, 2009, plaintiffs filed an amended consolidated complaint, purportedly on behalf of all public shareholders of Nashua. The amended complaint names Nashua, its directors, Cenveo, and Merger Sub as defendants. It alleges, among other things, that the consideration to be paid to Nashua shareholders in the merger is unfair and undervalues Nashua. It also alleges that Nashua’s directors violated their fiduciary duties by, among other things, failing to maximize shareholder value, failing to engage in a fair sale process, and failing to disclose in the proxy material information regarding the merger. The amended consolidated complaint also alleges that Cenveo and Merger Sub aided and abetted the alleged breaches of fiduciary duties by Nashua’s directors. The amended and consolidated complaint seeks, among other relief, an injunction preventing completion of the merger or, if the merger is consummated, rescission of the merger.
The parties have entered into a settlement agreement dated as of July 2, 2009, which provides for the disclosure of additional information that is contained in this Form 10Q and which plaintiffs contend is material to Nashua’s shareholders. The settlement is subject to approval by the court. If approved, it will resolve the above litigation. On July 14, 2009, the court issued an order preliminarily approving the settlement and scheduling a hearing for October 19, 2009 to determine whether to issue a final order.
On June 12, 2009, a third putative class action challenging the merger, William Russell v. Thomas Brooker, et al., was filed in Massachusetts Superior Court for Suffolk County, 09-2470-BLS. An amended complaint was filed on June 16. The Massachusetts complaint is substantially duplicative of the amended consolidated complaint that was filed in In re Nashua Corporation S’Holders Litigation: it asserts substantially the same claims against the same defendants on behalf of the same putative class of Nashua’s public shareholders. It also seeks, among other relief, an injunction preventing completion of the merger, or if the merger is consummated, rescission of the merger or rescissionary damages. On June 23, 2009, Nashua served a motion to stay all proceedings in the matter on the basis of the substantially duplicative, earlier-filed federal litigation described above. On July 3, 2009, Plaintiff sent Nashua an opposition to that motion. Nashua filed the motion and opposition with the court, together with a reply brief, on July 16, 2009. Although Nashua requested a hearing on the motion, one has not yet been scheduled.
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
The following table sets forth the financial liability as of July 3, 2009 that we measured at fair value on a recurring basis by level within the fair value hierarchy. As required by FAS 157, assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement.

Fair Value Measurements at July 3, 2009 Using
	Total Carrying	Quoted prices in	Significant other	Significant
	Value at	active markets	observable inputs	unobservable inputs
(in thousands of dollars)	July 3, 2009	(Level 1)	(Level 2)	(Level 3)
Interest rate swap liability	$635	$—	$635	$—
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
The current business climate related to the economic environment caused us to re-evaluate our current projections as well as expected market multiples during the first six months of 2009. As a result, we performed an interim impairment test as of July 3, 2009, using a discounted cash flow model. Based on our assessment, we determined that the fair value of the reporting unit exceeded the carrying value and therefore no impairment was necessary. The carrying amount of goodwill for our Label Products business was $17.4 million at July 3, 2009.
Note 8: Indebtedness
On March 30, 2009, we entered into an amendment to our credit facility with Bank of America that, among other things, changed the termination date of the agreement to March 29, 2010 from March 30, 2012, reduced the amount of the revolving credit facility from $28 million to $15 million until June 30, 2009 and $17 million thereafter, increased the interest rate on borrowings to LIBOR plus 335 basis points or prime plus 110 basis points, and limited our annual capital expenditures to $2 million. Pursuant to the amendment, Bank of America waived our non-compliance with the fixed charge coverage ratio and the funded debt to adjusted EBITDA ratio financial covenants at December 31, 2008, and amended the terms of those covenants for the quarter ending July 3, 2009 and subsequent periods. At July 3, 2009, we were in compliance with the covenants under our credit facility.
We funded the pension plans $.9 million for the first six months of 2009 and we anticipate making a total contribution of up to $2.9 million to our pension plans in 2009. We plan to fund this requirement through cash flow from operations and our revolving credit facility.
We had $29.8 million of working capital at July 3, 2009. We believe that our working capital amounts at July 3, 2009, along with cash expected to be generated from operating activities as well as borrowings available under the revolving line of credit, are adequate to allow us to meet our obligations during 2009. In the event our results of operations do not meet forecasted results and therefore impact financial covenants with our lender, we believe there are alternative forms of financing available to us. There can be no assurance, however, that such financing will be available on conditions acceptable to us. In the event such financing is not available to us, we believe we can effectively manage operating and financial obligations by adjusting the timing of working capital components.
We have presented the $2.8 million secured letter of credit supporting our Industrial Development Revenue Bonds issued by the Industrial Development Board of the City of Jefferson City, Tennessee as current on our Consolidated Balance Sheets at July 3, 2009 since the termination date of the letter of credit has changed from March 30, 2012 to March 29, 2010.

Note 9: New Accounting Pronouncements
In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (FAS 141R). FAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. The standard also establishes disclosure requirements to enable the evaluation for the nature and financial effects of the business combination. The requirements of FAS 141R were effective for our fiscal year beginning January 1, 2009. The adoption of FAS 141R did not have a material impact on our financial statements at July 3, 2009.
In June 2009, the FASB issued Statement of Financial Accounting Standards, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (FAS 168). FAS 168, which was launched on July 1, 2009, became the single source of authoritative nongovernmental U.S. GAAP, superseding existing FASB, American Institute of Certified Public Accountants (AICPA), Emerging Issues Task Force (EITF) and related literature. FAS 168 eliminates the GAAP hierarchy contained in FAS No. 162 and establishes one level of authoritative GAAP. All other literature is considered non-authoritative. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We will adopt this Statement for the quarter ending October 2, 2009. There will be no change to our Consolidated Financial Statements due to the implementation of this Statement.
In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, Subsequent Events (FAS 165), which establishes general standards for disclosure of and accounting for events that occur after the balance sheet date but before financial statements are issued or are available to be issued. FAS 165 is effective for the Company beginning with the three months ended July 3, 2009. The Company’s adoption of FAS 165 did not have a material effect on its unaudited consolidated financial statements.
Note 10: Proposed Transaction
On May 6, 2009, we entered into an Agreement and Plan of Merger with Cenveo, Inc. and NM Acquisition Corp., a wholly owned subsidiary of Cenveo, referred to as Merger Sub, pursuant to which either: (i) Merger Sub will merge with and into us, and we will continue as the surviving entity, or (ii) under certain circumstances, we will merge with and into Merger Sub, and Merger Sub will continue as the surviving entity (either (i) or (ii), as applicable, referred to as the Merger). Upon consummation of the Merger, the surviving entity will be a wholly owned subsidiary of Cenveo. Consummation of the merger is subject to the approval of the Merger Agreement by our shareholders. Nashua shareholders will vote on the proposed merger at a special shareholders meeting on September 15, 2009. If a majority of the shareholders approve the transaction, the merger will become final shortly thereafter.
At the effective time of the Merger, referred to as the Effective Time, each issued and outstanding share of our common stock, other than shares owned by Cenveo or Merger Sub, will be converted into the right to receive (i) $0.75 in cash without interest, referred to as the Cash Consideration, and (ii) a number of shares of Cenveo’s common stock (referred to as the Stock Consideration and together with the Cash Consideration, the Merger Consideration) equal to the quotient obtained by dividing $6.130 by the volume weighted average price per share of Cenveo common stock on fifteen days selected by lot out of the thirty trading days ending on and including the second trading day immediately prior to the closing date of the Merger (that average is referred to as the Cenveo Stock Measurement Price). However, if the Cenveo Stock Measurement Price is equal to or less than $3.750, then the Stock Consideration will be equal to 1.635 shares of Cenveo common stock and if the Cenveo Stock Measurement Price is greater than or equal to $5.250, then the Stock Consideration will be equal to 1.168 shares of Cenveo common stock.
Under the terms of the merger agreement, at the Effective Time, the outstanding and unexercised stock options to acquire our common stock will be converted into stock options to acquire Cenveo common stock adjusted to reflect the exchange ratio applicable to our common stock generally as follows:
•	Each option to purchase shares of our common stock will be converted into an option to purchase a number of shares of Cenveo common stock equal to the product (rounded down to the nearest whole share) of (x) the number of shares of our common stock subject to the our option immediately prior to the merger and (y) the number obtained by dividing $6.130 by the volume-weighted average price per share of Cenveo common stock on 15 days selected by lot out of the 30 trading days ending on and including the second trading day immediately prior to the closing date of the merger, provided that (i) if the 15-day price is less than or equal to $3.750, this clause (y) shall equal 1.635; and (ii) if the 15-day price equals or exceeds $5.250, this clause (y) shall equal 1.168.

•	The per-share exercise price of the resulting Cenveo option will be determined by (a) subtracting $0.75 from the exercise price per share of our common stock at which the option was exercisable immediately prior to the merger, (b) dividing that difference by the number in clause (y) of the preceding bullet point, and (c) rounding the result up to the nearest whole cent.
With respect to our restricted shares, under the terms of the merger agreement, immediately prior to the completion of the merger, each outstanding our restricted share will be converted into the right to receive $0.75 in cash and a number of share(s) of Cenveo common stock determined by applying the same formula that applies to shares of our common stock generally as described in “Terms of the Merger,” above. Our restricted shares will continue to be subject to the same terms and conditions as in the applicable our equity plan, and the restrictions on the cash payments and covered Cenveo shares will lapse when and as the performance targets applicable to the restricted shares, as adjusted in accordance with the merger agreement, are attained.
Our restricted stock units, which are held only by our directors, will be settled for shares of Cenveo common stock and cash at closing in the same manner that applies to shares of our common stock generally.
As of July 3, 2009, we have recognized $1.2 million of transaction costs related to the proposed merger with Cenveo which are included in special charges in our Consolidated Statements of Operations.
Note 11: Subsequent Event
We evaluated subsequent events occurring after the balance sheet date and up to the time of filing with the SEC on August 14, 2009 of our Quarterly Report on Form 10-Q for the three months ended July 3, 2009, and concluded that there was no event of which management was aware that occurred after the balance sheet date that would require any adjustment to the accompanying unaudited consolidated financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read along with our 2008 Form 10-K filed with the Securities and Exchange Commission and with the unaudited condensed consolidated financial statements included in this Form 10-Q.
Recent Development
On May 6, 2009, we entered into an Agreement and Plan of Merger with Cenveo, Inc. and NM Acquisition Corp., a wholly owned subsidiary of Cenveo, referred to as Merger Sub, pursuant to which either: (i) Merger Sub will merge with and into us, and we will continue as the surviving entity, or (ii) under certain circumstances, we will merge with and into Merger Sub, and Merger Sub will continue as the surviving entity (either (i) or (ii), as applicable, referred to as the Merger). Upon consummation of the Merger, the surviving entity will be a wholly owned subsidiary of Cenveo. Consummation of the merger is subject to the approval of the Merger Agreement by our shareholders. Nashua shareholders will vote on the proposed merger at a special shareholders meeting on September 15, 2009. If a majority of the shareholders approve the transaction, the merger will become final shortly thereafter.
At the effective time of the Merger, referred to as the Effective Time, each issued and outstanding share of our common stock, other than shares owned by Cenveo or Merger Sub, will be converted into the right to receive (i) $0.75 in cash without interest, referred to as the Cash Consideration, and (ii) a number of shares of Cenveo’s common stock, referred to as the Stock Consideration and together with the Cash Consideration, the Merger Consideration, equal to the quotient obtained by dividing $6.130 by the volume weighted average price per share of Cenveo common stock on fifteen days selected by lot out of the thirty trading days ending on and including the second trading day immediately prior to the closing date of the Merger (that average is referred to as the Cenveo Stock Measurement Price). However, if the Cenveo Stock Measurement Price is equal to or less than $3.750, then the Stock Consideration will be equal to 1.635 shares of Cenveo common stock and if the Cenveo Stock Measurement Price is greater than or equal to $5.250, then the Stock Consideration will be equal to 1.168 shares of Cenveo common stock. An example of the conversion of Cenveo shares for Nashua shares is as follows:

Cenveo	Shares to be	Nashua		Total
Share Price	Received	Share Value	Cash	Nashua Value
$5.25	1.168	$6.13	$0.75	$6.88
$5.00	1.226	$6.13	$0.75	$6.88
$4.75	1.291	$6.13	$0.75	$6.88
$4.50	1.362	$6.13	$0.75	$6.88
$4.25	1.442	$6.13	$0.75	$6.88
$4.00	1.533	$6.13	$0.75	$6.88
$3.75	1.635	$6.13	$0.75	$6.88
$3.50	1.635	$5.72	$0.75	$6.47
$3.25	1.635	$5.31	$0.75	$6.06
$3.00	1.635	$4.91	$0.75	$5.66
$2.75	1.635	$4.50	$0.75	$5.25
$2.50	1.635	$4.09	$0.75	$4.84
$2.00	1.635	$3.27	$0.75	$4.02
$1.75	1.635	$2.86	$0.75	$3.61
$1.50	1.635	$2.45	$0.75	$3.20
$1.25	1.635	$2.04	$0.75	$2.79
$1.00	1.635	$1.64	$0.75	$2.39
Under the terms of the merger agreement, at the Effective Time, the outstanding and unexercised stock options to acquire our common stock will be converted into stock options to acquire Cenveo common stock adjusted to reflect the exchange ratio applicable to our common stock generally as follows:
•	Each option to purchase shares of our common stock will be converted into an option to purchase a number of shares of Cenveo common stock equal to the product (rounded down to the nearest whole share) of (x) the number of shares of our common stock subject to the our option immediately prior to the merger and (y) the number obtained by dividing $6.130 by the volume-weighted average price per share of Cenveo common stock on 15 days selected by lot out of the 30 trading days ending on and including the second trading day immediately prior to the closing date of the merger, provided that (i) if the 15-day price is less than or equal to $3.750, this clause (y) shall equal 1.635; and (ii) if the 15-day price equals or exceeds $5.250, this clause (y) shall equal 1.168.

•	The per-share exercise price of the resulting Cenveo option will be determined by (a) subtracting $0.75 from the exercise price per share of our common stock at which the option was exercisable immediately prior to the merger, (b) dividing that difference by the number in clause (y) of the preceding bullet point, and (c) rounding the result up to the nearest whole cent.
With respect to our restricted shares, under the terms of the merger agreement, immediately prior to the completion of the merger, each outstanding our restricted share will be converted into the right to receive $0.75 in cash and a number of share(s) of Cenveo common stock determined by applying the same formula that applies to shares of our common stock generally as described in “Terms of the Merger,” above. Our restricted shares will continue to be subject to the same terms and conditions as in the applicable our equity plan, and the restrictions on the cash payments and covered Cenveo shares will lapse when and as the performance targets applicable to the restricted shares, as adjusted in accordance with the merger agreement, are attained.
Our restricted stock units, which are held only by our directors, will be settled for shares of Cenveo common stock and cash at closing in the same manner that applies to shares of our common stock generally.
As of July 3, 2009, we have recognized $1.2 million of transaction costs related to the proposed merger with Cenveo which are included in special charges in our Consolidated Statements of Operations.
Results of Operations
Our overall sales have declined as a result of economic conditions. Sales in the Label Products segment have increased as a result of increasing our market share through the addition of customers in our automatic identification and pharmacy product lines. Sales in our Specialty Paper Products segment have decreased due to the economic downturn in both the retail and construction marketplace. We expect to increase the Label Products segment sales for the remainder of the year and experience a decline in the Specialty Paper Products segment sales for the remainder of the year. We expect competitive pricing pressures to continue as we and our competitors compete for volume in a shrinking market as a result of declining retail market sales and continued weakness in the construction industry. We believe that gross margins will be impacted negatively by the shortfall in sales volume.
We continue to face challenges due to overcapacity and the pricing strategies of our competitors in the label and paper converting industry. These challenges will continue to impact our profitability for the year.
Our profitability has been impacted by the transaction costs related to the proposed merger with Cenveo, Inc.

	Second Quarter	Second Quarter	First Six Months	First Six Months
	2009	2008	2009	2008
	(dollars in millions)
Net sales	$61.2	$67.0	$123.7	$130.9
Gross margin %	14.5%	16.9%	14.4%	16.2%
Distribution expenses	$2.5	$3.5	$5.4	$6.8
Selling expenses	$2.4	$3.3	$5.0	$6.3
General and administrative expenses	$3.2	$4.1	$6.8	$7.8
Research and development expenses	$.1	$.2	$.3	$.4
Special charges	$1.2	$—	$1.2	$—
Other income	$(.4)	$(.2)	$(.6)	$(.5)
Interest expense, net	$—	$(.1)	$.3	$.3
Income (loss) before income taxes from continuing operations	$(.3)	$.5	$(.6)	$(.1)
Income (loss) from continuing operations	$(.3)	$.3	$(.6)	$(.1)
Net income (loss)	$(.3)	$.3	$(.6)	$(.1)

Depreciation and amortization	$1.0	$1.1	$2.0	$2.1
Investment in plant and equipment	$.2	$.1	$.4	$.7
Our net sales from continuing operations decreased $5.8 million, or 8.7 percent, to $61.2 million for the second quarter of 2009 compared to $67.0 million for the second quarter of 2008. The decrease was primarily due to decreased sales in our Specialty Paper Products segment partially offset by increased sales in our Label Products segment. Our net sales decreased $7.2 million, or 5.5 percent, to $123.7 million for the first six months of 2009 compared to $130.9 million for the first six months of 2008. The decrease was due to decreased sales in our Specialty Paper Products segment partially offset by increased sales in our Label Products segment.
Our gross margin percentage decreased from 16.9 percent for the second quarter of 2008 to 14.5 percent for the second quarter of 2009. Gross margin decreased from $11.3 million for the second quarter of 2008 to $8.9 million for the second quarter of 2009, primarily the result of lower sales volume in our Specialty Paper Products segment and lower selling prices and an unfavorable correction of an immaterial inventory error in our Label Products segment. Our gross margin percentage decreased from 16.2 percent for the first six months of 2008 to 14.4 percent for the first six months of 2009. Gross margin decreased from $21.2 million for the first six months of 2008 to $17.8 for the first six months of 2009. The decrease was primarily the result of lower sales volume in our Specialty Paper Products segment and lower selling prices in our Label Products segment.
Distribution expenses decreased $1.0 million to $2.5 million for the second quarter of 2009 compared to $3.5 million for the second quarter of 2008. As a percentage of sales, distribution expenses decreased from 5.2 percent for the second quarter of 2008 to 4.1 percent for the second quarter of 2009. Distribution expenses decreased $1.4 million to $5.4 million for the first six months of 2009 compared to $6.8 million for the first six months of 2008. As a percentage of sales, distribution expenses decreased from 5.2 percent for the first six months of 2008 to 4.4 percent for the first six months of 2009. The decrease for both the second quarter and the first six months was primarily due to the closure of our Cranbury, New Jersey distribution facility in the second quarter of 2008, lower fuel prices and lower sales volume.
Selling expenses decreased $.9 million from $3.3 million for the second quarter of 2008 to $2.4 million for the second quarter of 2009. The decrease was primarily the result of lower salaries and employee benefit costs due to headcount reductions and lower sales commission and travel expenses. As a percentage of sales, selling expenses decreased from 4.9 percent for the second quarter of 2008 to 3.9 percent for the second quarter of 2009. Selling expenses decreased $1.3 million from $6.3 million for the first six months of 2008 to $5.0 million for the first six months of 2009. The decrease was the result of lower salaries and employee benefit costs and lower sales commission and travel expenses. As a percentage of sales, selling expenses decreased from 4.8 percent for the first six months of 2008 to 4.0 percent for the first six months of 2009.
General and administrative expenses decreased $.9 million to $3.2 million for the second quarter of 2009 compared to $4.1 million for the second quarter of 2008. As a percentage of sales, general and administrative expenses decreased from 6.1 percent for the second quarter of 2008 to 5.2 percent for the second quarter of 2009. General and administrative expenses decreased $1.0 million to $6.8 million for the first six months of 2009 compared to $7.8 million for the first six months of 2008. As a percentage of net sales, general and administrative expenses decreased from 6.0 percent for the first six months of 2008 to 5.5 percent for the first six months of 2009. The decrease for both the second quarter and first six months was primarily due to lower salaries and employee benefit costs related to headcount reductions and the impact of severance and environmental expenses recorded in the second quarter of 2008.
Research and development expenses remained relatively unchanged for the second quarter of 2009 and decreased from $.4 million for the first six months of 2008 to $.3 million for the first six months of 2009.
Special charges of $1.2 million for the second quarter of 2009 relate to legal, investment firm services and other outside services associated with the proposed merger with Cenveo.
Net interest expense was $45,000 for the second quarter of 2009 compared to net interest income of $.1 million for the second quarter of 2008. The change was the result of a decrease of $.1 million in interest expense related to a reduction in bank debt which was more than offset by a decrease of $.2 million in the fair value of our interest rate swap. Net interest expense remained unchanged at $.3 million for the first six months of 2009 compared to the first six months of 2008.
Other income increased $.2 million to $.4 million for the second quarter of 2009 compared to $.2 million for the second quarter of 2008 and increased $.1 million to $.6 million for the first six months of 2009 compared to $.5 million for the first six months of 2008. The increase was primarily related to higher royalty income generated from the sale of toner formulations in 2006.
The estimated annual effective income tax rate for continuing operations was zero percent for 2009 and 40.1 percent (benefit) for 2008. The estimated rates for 2008 are higher than the U.S. statutory rate principally due to the impact of state income taxes. We did not record a benefit related to our pre-tax loss for the six months ended July 3, 2009 given our year-to-date near breakeven results, which have been impacted by the transaction costs.
Our net loss for the second quarter of 2009 was $.3 million, or $0.06 per share, compared to net income of $.3 million, or $0.06 per share, for the second quarter of 2008. Our net loss for the first six months of 2009 was $.6 million, or $0.12 per share, compared to a net loss of $.1 million, or $0.01 per share, for the first six months of 2008.
Results of Operations by Reportable Segment
Label Products Segment

	Second Quarter	Second Quarter	First Six Months	First Six Months
	2009	2008	2009	2008
	(in millions)
Net sales	$27.6	$25.1	$54.8	$51.2
Gross margin %	10.4%	15.8%	10.5%	15.2%

Depreciation and amortization	$.4	$.5	$.8	$.9
Investment in plant and equipment	$.1	$.1	$.2	$.2
Net sales for our Label Products segment increased $2.5 million, or 10.0 percent, to $27.6 million for the second quarter of 2009 compared to $25.1 million for the second quarter of 2008. The increase was primarily the result of increased sales of $1.8 million in our automatic identification product line, $1.0 million in our pharmacy product line and $.2 million in our EDP product line and was partially offset by a $.3 million decrease in our retail shelf product line and $.2 million in other miscellaneous product lines. The increase in our automatic identification product line was the result of net business gains and the increase in our pharmacy product line was the result of new business. Net sales increased $3.6 million, or 7.0 percent, to $54.8 million for the first six months of 2009 compared to $51.2 million for the first six months of 2008. The increase was mainly attributable to increases of $2.8 million in our automatic identification product line due to net business gains, $2.0 million in our pharmacy product line primarily due to new business, $.2 million in our ticket product line and $.4 million in miscellaneous product lines. The increases were offset by decreases of $1.0 million in our supermarket scale product line and $.8 million in our retail shelf product line.
Gross margin for our Label Products segment decreased $1.1 million to $2.9 million for the second quarter of 2009 compared to $4.0 million for the second quarter of 2008. As a percentage of net sales, the gross margin percentage decreased from 15.8 percent for the second quarter of 2008 to 10.4 percent for the second quarter of 2009. Gross margin decreased $2.0 million to $5.8 million for the first six months of 2009 compared to $7.8 million for the first six months of 2008. As a percentage of net sales, gross margin percentage decreased from 15.2 percent for the first six months of 2008 to 10.5 percent for the first six months of 2009. The decrease for the second quarter was primarily due to an unfavorable correction of an immaterial inventory error and unfavorable selling prices. The decrease for the first six months was primarily due to an unfavorable inventory adjustment and the result of incremental manufacturing expenses, including overtime related to employee training, higher material waste, and repair and maintenance cost related to the transfer of the Jacksonville, Florida manufacturing operations into Nashua’s Jefferson City, Tennessee and Omaha, Nebraska manufacturing centers. The incremental cost relates to the learning curve of employees in producing products which were not previously manufactured in the Nebraska and Tennessee locations.
Specialty Paper Products Segment

	Second Quarter	Second Quarter	First Six Months	First Six Months
	2009	2008	2009	2008
	(in millions)
Net sales	$34.6	$42.6	$70.4	$81.2
Gross margin %	16.7%	16.8%	15.9%	16.1%
Depreciation and amortization	$.5	$.5	$1.0	$1.0
Investment in plant and equipment	$.1	$.1	$.2	$.2
Net sales for our Specialty Paper Products segment decreased $8.0 million, or 18.8 percent, to $34.6 million for the second quarter of 2009 compared to $42.6 million for the second quarter of 2008. The decrease was primarily the result of decreases of $2.9 million in our wide format product line as a result of softness in the construction industry, $2.7 million in our thermal point of sale product line due to the overall softness of the economy, $1.2 million in our thermal facesheet product line due to the softness in the overall label market, $.4 million in our heatseal product line, $.3 million in our drygum product line and $.8 million in miscellaneous other product lines offset by an increase of $.3 million in our IBM branded product line. Net sales decreased $10.8 million to $70.4 million for the first six months of 2009 compared to $81.2 million for the first six months of 2008. The decrease was mainly attributable to decreases of $4.8 million in our wide format product line, $2.3 million in our thermal point of sale product line, $1.5 million in our thermal facesheet product line, $.7 million in both our dry gum and heat seal product lines, $.4 million in our financial product line and $1.8 million in miscellaneous other product lines, offset by an increase of $.7 million in our IBM branded product line. The decreases were primarily the result of overall slow economy.
Gross margin for our Specialty Paper Products segment decreased $1.4 million to $5.8 million for the second quarter of 2009 compared to $7.2 million for the second quarter of 2008. As a percentage of net sales, gross margin decreased from 16.8 percent for the second quarter of 2008 to 16.7 percent for the second quarter of 2009. Gross margin decreased $1.9 million to $11.2 million for the first six months of 2009 compared to $13.1 million for the first six months of 2008. As a percentage of net sales, gross margin decreased from 16.1 percent for the first six months of 2008 to 15.9 percent for the first six months of 2009. For both the second quarter and first six months the decrease is mainly attributable to the volume shortfall, severance charges in our coated products operations and competitive pricing in the marketplace partially offset by lower material costs and reduced manufacturing expenses in our point of sale product lines.
Liquidity, Capital Resources and Financial Condition
Cash and cash equivalents decreased by $1.6 million during the first six months of 2009. Cash from operations of $6.9 million was more than offset by cash used in investing activities of $.5 million and cash used in financing activities of $7.9 million. Our cash flows from continuing and discontinuing operations are combined in our consolidated statements of cash flows.
Cash provided by operations of $6.9 million for the first six months of 2009 resulted primarily from changes in operating assets and liabilities which more than offset a $.9 million contribution to our pension plans. The change in operating assets and liabilities of $6.3 million was primarily due to an increase of $2.9 million in accounts payable, a $1.7 million decrease in inventory, a $1.9 million decrease in accounts receivable and a $.9 million increase in other long term liabilities which were partially offset by a $1.2 million decrease in accrued expenses primarily attributable to 2008 year-end reserve payments made in 2009 related to payroll, severance, rebates and royalties. In addition, cash provided by operations included our net loss of $.6 million, which was impacted by non-cash charges of $2.0 million for depreciation and amortization, stock-based compensation of $.4 million, and non-cash income related to the amortization of the deferred gain on the sale of our Merrimack, New Hampshire property of $.3 million.
Cash used in investing activities of $.5 million is related to investment in fixed assets of $.4 million and a $.1 million investment in an unconsolidated equity investment.

Cash used in financing activities of $7.9 million related primarily to the $8.1 million repayment of our term loan offset by $.2 million proceeds from our revolving credit facility.
On March 30, 2009, we entered into an amendment to our credit facility with Bank of America that, among other things, changed the termination date of the agreement to March 29, 2010 from March 30, 2012, reduced the amount of the revolving credit facility from $28 million to $15 million until June 30, 2009 and $17 million thereafter, increased the interest rate on borrowings to LIBOR plus 335 basis points or prime plus 110 basis points, and limited our annual capital expenditures to $2 million. Pursuant to the amendment, Bank of America waived our non-compliance with the fixed charge coverage ratio and the funded debt to adjusted EBITDA ratio financial covenants at December 31, 2008, and amended the terms of those covenants for the quarter ending July 3, 2009 and subsequent periods. At July 3, 2009, we were in compliance with the covenants under our credit facility.
Future cash flows will be affected by our 2009 planned contribution to our pension plans of up to $2.9 million. We plan to fund this requirement through cash flows from operations and our revolving credit facility.
We had $29.8 million of working capital at July 3, 2009. We believe that our working capital amounts at July 3, 2009, along with cash expected to be generated from operating activities as well as borrowings available under our revolving line of credit, are adequate to allow us to meet our obligations during 2009. In the event our results of operations do not meet forecasted results and therefore impact financial covenants with our lender, Bank of America, we believe there are alternative forms of financing available to us. There can be no assurance, however, that such financing will be available on conditions acceptable to us, or at all. In the event such financing is not available to us, we believe we can effectively manage operating and financial obligations by adjusting the timing of working capital components.
We have presented the $2.8 million secured letter of credit supporting our Industrial Development Revenue Bonds issued by the Industrial Development Board of the City of Jefferson City, Tennessee as current on our Consolidated Balance Sheets at July 3, 2009 since the termination date of the letter of credit has changed from March 30, 2012 to March 29, 2010.
Cautionary Note Regarding Forward-Looking Statements
Information we provide in this Form 10-Q may contain forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995. We may also make forward-looking statements in other reports we file with the Securities and Exchange Commission, in materials we deliver to stockholders and in our press releases. In addition, our representatives may, from time to time, make oral forward-looking statements. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that is not directly related to historical or current fact. Words such as “estimates,” “expects,” “can,” “plan,” “may” and similar expressions are intended to identify such forward-looking statements. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated. Such risks and uncertainties include, but are not limited to, the announcement and pendency of our planned acquisition by Cenveo, our future capital needs, stock market conditions, the price of our stock, fluctuations in customer demand, intensity of competition from other vendors, timing and acceptance of our new product introductions, general economic and industry conditions, delays or difficulties in programs designed to increase sales and improve profitability, the possibility of a final award of material damages in our pending litigation, goodwill impairment, and other risks detailed in this Form 10-Q in our filings with the Securities and Exchange Commission. The information set forth in this Form 10-Q should be read in light of such risks. We assume no obligation to update the information contained in this Form 10-Q or to revise our forward-looking statements.

ITEM 4T.	CONTROLS AND PROCEDURES
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of July 3, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of July 3, 2009, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended July 3, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
Environmental
We are involved in certain environmental matters and have been designated by the Environmental Protection Agency, referred to as the EPA, as a potentially responsible party for certain hazardous waste sites. In addition, we have been notified by certain state environmental agencies that we may bear responsibility for remedial action at other sites which have not been addressed by the EPA. The sites at which we may have remediation responsibility are in various stages of investigation and remediation. Due to the unique physical characteristics of each site, the remediation technology employed, the extended timeframes of each remediation, the interpretation of applicable laws and regulations and the financial viability of other potential participants, our ultimate cost of remediation is difficult to estimate. Accordingly, our estimates of such costs could either increase or decrease in the future due to changes in such factors. At July 3, 2009, based on the facts currently known and our prior experience with these matters, we have concluded that it is probable that site assessment, remediation and monitoring costs will be incurred. We have estimated a range for these costs of $.7 million to $.9 million for continuing operations. These estimates could increase if other potentially responsible parties or our insurance carriers are unable or unwilling to bear their allocated share and cannot be compelled to do so. At July 3, 2009, our accrual balance relating to environmental matters was $.7 million for continuing operations. Based on information currently available, we believe that it is probable that the major potentially responsible parties will fully pay the costs apportioned to them. We believe that our remediation expense is not likely to have a material adverse effect on our consolidated financial position or results of operations.
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
On February 7, 2008, the Court consolidated the Nashua Pension Plan Committee action with other pending ERISA actions and appointed the Nashua Pension Plan Committee as one of the lead plaintiffs in the consolidated action. On August 22, 2008, the lead plaintiffs filed a consolidated amended complaint. The complaint alleges that State Street failed to loyally and prudently manage assets in certain bond funds, and seeks to recover the investment losses caused by State Street’s alleged breach of its fiduciary duties. The aggregate damages suffered by the proposed class have not been adjudicated but are estimated to be in the hundreds of millions of dollars.
On October 17, 2008, State Street filed an answer and included a counterclaim against the trustees of the named plaintiff plans, including the trustees of Nashua’s Pension Plan Committee, asserting that to the extent State Street is liable to the plans, the trustees are liable to State Street for contribution and/or indemnification in the amount of any payment by State Street in excess of State Street’s share of liability, including fees and costs suffered by State Street in connection with the claims asserted in the Complaint. On December 22, 2008, State Street filed an amended counterclaim against the trustees maintaining their allegations concerning contribution and/or indemnification and adding a claim for breach of fiduciary duty. The breach of fiduciary duty claim seeks to restore the losses suffered by the Plans.
In the opinion of Nashua’s management, the resolution of the counterclaim will not materially affect Nashua.
On March 3, 2009, the trustees filed a motion to dismiss the counterclaim. Nashua believes the counterclaim is without merit and the trustees intend to vigorously defend against the counterclaim.
Discovery commenced in March 2008 and is ongoing.

Merger Litigation
On May 20, 2009, two putative class action complaints challenging the merger were filed in New Hampshire Superior Court for Hillsborough County: Joel Gerber v. Nashua Corporation, et al., No. 09-C-307, and Oscar Schapiro v. Nashua Corporation et al., No. 09-E-0148. The two suits were subsequently removed to the United States District Court for the District of New Hampshire and consolidated into one action, In re Nashua Corporation S’Holders Litigation, No. 09-cv-188-SM.
On June 18, 2009, plaintiffs filed an amended consolidated complaint, purportedly on behalf of all public shareholders of Nashua. The amended complaint names Nashua, its directors, Cenveo, and Merger Sub as defendants. It alleges, among other things, that the consideration to be paid to Nashua shareholders in the merger is unfair and undervalues Nashua. It also alleges that Nashua’s directors violated their fiduciary duties by, among other things, failing to maximize shareholder value, failing to engage in a fair sale process, and failing to disclose in the proxy material information regarding the merger. The amended consolidated complaint also alleges that Cenveo and Merger Sub aided and abetted the alleged breaches of fiduciary duties by Nashua’s directors. The amended and consolidated complaint seeks, among other relief, an injunction preventing completion of the merger or, if the merger is consummated, rescission of the merger.
The parties have entered into a settlement agreement dated as of July 2, 2009, which provides for the disclosure of additional information that is contained in this Form 10Q and which plaintiffs contend is material to Nashua’s shareholders. The settlement is subject to approval by the court. If approved, it will resolve the above litigation. On July 14, 2009, the court issued an order preliminarily approving the settlement and scheduling a hearing for October 19, 2009 to determine whether to issue a final order.
On June 12, 2009, a third putative class action challenging the merger, William Russell v. Thomas Brooker, et al., was filed in Massachusetts Superior Court for Suffolk County, 09-2470-BLS. An amended complaint was filed on June 16. The Massachusetts complaint is substantially duplicative of the amended consolidated complaint that was filed in In re Nashua Corporation S’Holders Litigation: it asserts substantially the same claims against the same defendants on behalf of the same putative class of Nashua’s public shareholders. It also seeks, among other relief, an injunction preventing completion of the merger, or if the merger is consummated, rescission of the merger or rescissionary damages. On June 23, 2009, Nashua served a motion to stay all proceedings in the matter on the basis of the substantially duplicative, earlier-filed federal litigation described above. On July 3, 2009, Plaintiff sent Nashua an opposition to that motion. Nashua filed the motion and opposition with the court, together with a reply brief, on July 16, 2009. Although Nashua requested a hearing on the motion, one has not yet been scheduled.
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
We amended our credit facility with Bank of America on March 30, 2009. Our credit facility, as amended, imposes operating restrictions on us in the form of financial covenants, including requirements that we maintain specified fixed charge coverage ratios and funded debt to adjusted EBITDA ratios. While at July 3, 2009 we were and we believe that we will remain in compliance with our financial covenants, in the event our results of operations do not meet forecasted results, in the future we may not be in compliance with our financial covenants. If we fail to comply with these financial covenants and do not obtain a waiver from our lender, we would be in default under the credit facility and our lender could terminate the credit facility and demand immediate repayment of all outstanding loans under the credit facility. The declaration of an event of default under the credit facility could have a material adverse effect on our business operations and financial condition, and we could find it difficult to obtain other bank lines or credit facilities on comparable terms. Even if alternative forms of financing are available to us, however, there can be no assurance that such financing will be available on terms and conditions acceptable to us.
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
Our future success depends to a significant extent on the continued service of our key administrative, manufacturing, sales and senior management personnel. We do not have employment agreements with most of our executives and do not maintain key person life insurance on any of these executives. We do have an employment agreement with Thomas G. Brooker, who has served as our President and Chief Executive Officer since May 4, 2006. The loss of the services of one or more of our key employees could significantly delay or prevent the achievement of our business objectives and could harm our business. While we have entered into executive severance agreements with many of our key employees, there can be no assurance that the severance agreements will provide adequate incentives to retain these employees. Our future success also depends on our continuing ability to attract, retain and motivate highly skilled employees for key positions. There is market competition for qualified employees. We may not be able to retain our key employees or attract, assimilate or retain other highly qualified employees in the future. The proposed merger with Cenveo could impact our ability to retain and motivate key employees.
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
(a) Our 2009 Annual Meeting of Stockholders was held on May 5, 2009.
(b) At our 2009 Annual Meeting, our stockholders elected Andrew B. Albert, L. Scott Barnard, Thomas G. Brooker, Clinton J. Coleman, Avrum Gray, Michael T. Leatherman and Mark E. Schwarz to serve as our directors until our next annual meeting of stockholders and until their successors are elected and qualified.
(c) The matters acted upon at our 2009 Annual Meeting, and the voting tabulation for each matter, are as follows:
Proposal 1: To elect seven directors for a term of one year.

	Number of Votes
Nominees	For	Withheld
Andrew B. Albert	4,157,845	442,943
L. Scott Barnard	4,512,910	87,878
Thomas G. Brooker	4,527,908	72,880
Clinton J. Coleman	4,513,675	87,113
Avrum Gray	4,511,405	89,383
Michael T. Leatherman	4,155,500	445,288
Mark E. Schwarz	3,743,233	857,555
Each of the above named individuals was elected as a director of our Company.
Proposal 2: To approve the 2009 Value Creation Incentive Plan

Number of Votes
For	Against	Abstain	Broker Non-Votes

2,467,138	525,381	74,658	1,533,611
The proposal was approved.

ITEM 5.	OTHER INFORMATION
Stockholder Proposals
As a result of our proposed merger with Cenveo, we may not hold our 2010 annual meeting. If the meeting is held, however, any stockholder proposal which is to be included in the proxy materials for the 2010 annual meeting must be received by us on or before November 25, 2009. Such proposals should be directed to Nashua Corporation, 11 Trafalgar Square, Suite 201, Nashua, New Hampshire 03063, Attention: Corporate Secretary.
In addition, our by-laws require that we be given advance notice of stockholder nominations for election to the Board of Directors and of other matters which stockholders wish to present for action at an annual meeting of stockholders, other than matters included in our proxy statement in accordance with SEC Rule 14a-8. The required notice must be in writing and received by our corporate secretary at our principal executive offices not less than 60 days nor more than 90 days prior to the annual meeting of stockholders. However, in the event that less than 70 days’ prior disclosure of the date of the meeting is first given or made (whether by public disclosure or written notice to stockholders), notice by the stockholder to be timely must be received by our corporate secretary at our principal executive offices no later than the close of business on the 10th day following the day on which such disclosure of the date of the meeting was made. The date of our 2010 annual meeting of stockholders has not yet been established, but assuming it is held on April 28, 2010, in order to comply with the time periods set forth in our by-laws, appropriate notice for the 2010 annual meeting would need to be provided to our corporate secretary no earlier than January 28, 2010 and no later than March 1, 2010.

ITEM 6.	EXHIBITS

31.1*	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 14, 2009.

31.2*	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 14, 2009.

32.1*
Certificate of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 14, 2009.

32.2*
Certificate of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 14, 2009.

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NASHUA CORPORATION (Registrant)
Date: August 14, 2009	By:	/s/ John L. Patenaude
John L. Patenaude
Vice President-Finance, Chief Financial Officer and Treasurer (principal financial and duly authorized officer)